Form 10-Q
period 1996-03-31
KENSEY NASH CORP
filed 1996-05-14
CIK 1002811

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: March 31, 1996

                                      OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From __________ to __________.


                       Commission File Number:  0-27120


                           Kensey Nash Corporation
            (Exact name of registrant as specified in its charter)


             Delaware                                  36-3316412
     (State or other jurisdiction          (IRS Employer Identification No.)
  of incorporation or organization)


    Marsh Creek Corporate Center, 55 East Uwchlan Avenue, Suite 204, Exton,
                              Pennsylvania 19341
             (Address of principal executive offices and zip code)


      Registrant's telephone number, including area code:  (610) 524-0188


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes        No  X
                                               ---       ---

          As of May 10, 1996, there were outstanding 7,156,493 shares of Common Stock, par value $.001, of the registrant.

                            KENSEY NASH CORPORATION

                         QUARTER ENDED MARCH 31, 1996


                                     INDEX

                                                            PAGE
                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

               Condensed Consolidated Balance Sheets
                as of March 31, 1996 (Unaudited) and
                June 30, 1995...............................   3

               Condensed Consolidated Statements of
                Operations for the three months and nine
                months ended March 31, 1996 and 1995
                (Unaudited).................................   4

               Condensed Consolidated Statements of Cash
                Flows for the nine months ended March 31,
                1996 and 1995 (Unaudited)...................   5

               Notes to Condensed Consolidated Financial
                Statements (Unaudited)......................   6

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...................................  10

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K..............  16


SIGNATURES  ................................................  17

                        PART I - FINANCIAL INFORMATION

                            Kensey Nash Corporation
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

Item 1.  Financial Statements

                                                                  March 31,                     June 30,
                                                                    1996                          1995
                                                              ---------------               ---------------
Assets
Current assets:
  Cash and cash equivalents............................         $  7,355,073                   $      7,866
  Short-term investments...............................            7,068,759
  Accounts receivable (including approximately
    $34,456 and $18,000 at March 31, 1996 and
    June 30, 1995, respectively, due from
    employees).........................................              815,779                        162,993
  Inventory............................................              508,361                        436,055
  Prepaid expenses, accrued interest and other.........              331,257                         75,750
                                                                ------------                   ------------
     Total current assets..............................           16,079,229                        682,664
                                                                ------------                   ------------
Property, plant and equipment, at cost:
  Leasehold improvements...............................              752,409                        504,813
  Machinery, furniture and equipment...................            1,674,517                      1,531,984
                                                                ------------                   ------------
     Total.............................................            2,426,926                      2,036,797
  Accumulated depreciation.............................           (1,214,690)                      (974,393)
                                                                ------------                   ------------
     Total property, plant and equipment...............            1,212,236                      1,062,404
                                                                ------------                   ------------
Other assets:
  Restricted investments...............................            2,841,000
  Leased property under capital leases, less
    accumulated amortization of $80,398 and $42,751 at
    March 31, 1996 and June 30, 1995, respectively.....              138,428                        154,568
  Noncompete agreement, less accumulated amortization
    of $83,350 and $68,347 at March 31, 1996 and
    June 30, 1995, respectively........................               16,650                         31,653
                                                                ------------                   ------------
     Total other assets................................            2,996,078                        186,221
                                                                ------------                   ------------
  Total................................................         $ 20,287,543                   $  1,931,289
                                                                ============                   ============

Liabilities and stockholders' equity (deficiency)
Current liabilities:
  Accounts payable.....................................         $    926,627                   $    982,151
  Accrued expenses.....................................              647,496                        371,864
  Current portion of notes payable and line of
    credit.............................................            6,195,389                     11,136,385
  Current portion of obligations under capital lease...               60,203                         57,276
  Advances from American Home Products and others......               52,500                      2,179,022
  Deferred income......................................              274,839
                                                                ------------                   ------------
     Total current liabilities.........................            8,157,054                     14,726,698
                                                                ------------                   ------------
Deferred compensation (including $2,250,447 due to
  officers and directors at June 30, 1995..............                                           3,192,262
Obligations under capital leases.......................               63,749                         87,921
Notes payable and line of credit, long-term portion....                                              19,714
                                                                ------------                   ------------
     Total liabilities.................................            8,220,803                     18,026,595
                                                                ------------                   ------------
Commitments and Contingencies (Note 5)
Stockholders' equity (deficiency):
  Preferred stock, $.001 par value, 100,000 shares
    authorized, no shares issued or outstanding at
    March 31, 1996 and June 30, 1995...................
  Common Stock, $.001 par value, 25,000,000 shares
    authorized, 7,156,493 and 4,000,000 shares issued
    and outstanding at March 31, 1996 and June 30, 1995,
    respectively.......................................                7,156                          4,000
Capital in excess of par value.........................           33,815,216                          4,000
Accumulated deficit....................................          (21,755,632)                   (15,906,010)
                                                                ------------                   ------------
  Total................................................           12,066,740                    (15,898,010)
Less:  Notes receivable_other..........................                                            (197,296)
                                                                ------------                   ------------
  Total stockholders' equity (deficiency)..............           12,066,740                    (16,095,306)
                                                                ------------                   ------------
Total..................................................         $ 20,287,543                   $  1,931,289
                                                                ============                   ============

See notes to condensed consolidated financial statements.

                            Kensey Nash Corporation
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                              Three Months Ended          Nine Months Ended
                                                  March 31,                   March 31,
                                          -------------------------   -------------------------
                                              1996          1995          1996          1995
                                          -----------   -----------   -----------  ------------
Revenues:
   Net sales............................  $   104,960   $   590,742   $   883,441   $   975,200
   Research and development.............      333,755       106,376     1,215,783       416,552

   Milestone fees.......................                                              2,700,000
   Royalty income.......................                                   70,560
                                          -----------   -----------  ------------   -----------
      Total revenues....................      438,715       697,118     2,169,784     4,091,752
                                          -----------   -----------  ------------   -----------
Operating costs and expenses:
   Cost of products sold................      177,610       358,094     1,141,700       844,781

   Research and development.............      945,054       634,591     2,692,305     2,570,075

   Selling, general and administrative..      364,437       686,923     1,642,668     1,360,045
   Deferred compensation, officers and
    directors...........................                    260,713     1,493,576       696,487
   Product return (Note 6)..............      573,961                     573,961
                                          -----------   -----------  ------------   -----------
       Total operating costs and
        expenses........................    2,061,062     1,940,321     7,544,210     5,471,388
                                          -----------   -----------  ------------   -----------
Loss from operations....................   (1,622,347)   (1,243,203)   (5,374,426)   (1,379,636)
                                          -----------   -----------  ------------   -----------
Other income (expense):
   Interest expense.....................     (160,203)     (285,130)     (804,959)     (780,089)
   Interest income......................      240,574        31,365       274,249        92,659
   Other................................       34,230           848        55,514        16,056
                                          -----------   -----------  ------------   -----------
      Total other income (expense)--
        net.............................      114,601      (252,917)     (475,196)     (671,374)
                                          -----------   -----------  ------------   -----------
Net loss................................   (1,507,746)   (1,496,120)   (5,849,622)   (2,051,010)
                                          ===========   ===========  ============   ===========
Loss per common share...................        $(.21)        $(.32)       $(1.06)        $(.45)
                                          ===========   ===========  ============   ===========
Weighted average common shares
 outstanding............................    7,156,493     4,606,437     5,520,605     4,606,437
                                          ===========   ===========  ============   ===========

See notes to condensed consolidated financial statements.

                            Kensey Nash Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                               Nine Months Ended
                                                   March 31,
                                        -----------------------------
                                              1996           1995
                                        --------------  -------------
Operating activities:
 Net loss................................  $ (5,849,622)   $(2,051,010)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization..........       300,369        220,633
  Loss on disposal of property, plant
   and equipment.........................         4,175
  Deferred compensation..................     1,728,110      1,024,247
  Interest expense not requiring cash....       461,226        771,740
 Changes in assets and liabilities which
  provided (used) cash:
  Accounts receivable....................      (652,786)       (17,733)
  Prepaid expenses, accrued interest and
   other current assets..................      (255,507)           240
  Inventory..............................       (72,306)      (134,118)
  Accounts payable and accrued expenses..       220,108       (504,646)
                                           ------------    -----------
Net cash used in operating activities....    (4,116,233)      (690,647)
                                           ------------    -----------
Investing activities:
 Purchase of investments.................    (9,909,759)
 Additions to property, plant and
  equipment..............................      (401,726)      (455,004)
 Notes receivable - other................                      (92,179)
 Redemption of short-term investment.....                       31,575
 Insurance proceeds on property and
    equipment............................       274,839
                                           ------------    -----------
Net cash used in investing activities....   (10,036,646)      (515,608)
                                           ------------    -----------
Financing activities:
 Principal payments under capital leases.       (42,752)       (21,894)
 Repayments of long-term debt............    (6,769,263)
 Proceeds from notes payable and line of
  credit.................................     1,037,327          7,805
 Advances................................       444,656      1,716,994
 Advance repayments...................       (2,261,178)      (500,000)
 Net proceeds from IPO................       29,091,296
                                           ------------    -----------
Net cash provided by financing
 activities.............................     21,500,086      1,202,905
                                           ------------    -----------
Increase (decrease) in cash and cash
 equivalents............................      7,347,207         (3,350)
Cash and cash equivalents, beginning of
 period.................................          7,866          3,350
                                           ------------    -----------
Cash and cash equivalents, end of period   $  7,355,073    $         0
                                           ============    ===========
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest............................   $    343,733    $     8,349
                                           ============    ===========

Supplemental Disclosure of Non Cash Transactions:

     During the three month period ending March 31, 1996, a capital lease obligation of $21,507 was incurred when the Company entered into a lease for new equipment.

     During the three month period ending December 31, 1995, the Company converted $310,000 of advances to borrowings under the line of credit.
     On December 13, 1995, the Company canceled notes receivable in the amount of $197,296 in exchange for cancellation of obligation to provide shares in the same amount to officers under the Employee Stock Rights plan.
     On December 13, 1995, the Company issued 456,493 shares of Common Stock to settle amounts due under the Employee Stock Rights plan in the amount of $4,920,372.

See notes to condensed consolidated financial statements.

                            KENSEY NASH CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
Note 1--Condensed Consolidated Financial Statements

     Basis of Presentation

     The condensed consolidated balance sheet at June 30, 1995 has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet at March 31, 1996, the condensed consolidated statements of operations for the nine and three months ended March 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine months ended March 31, 1996 and 1995 have been prepared by Kensey Nash Corporation (the Company) and have not been audited by the Companys Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments and the adjustments described in Notes 2, 6, 7) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Companys annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Companys June 30, 1995 consolidated financial statements filed with the Securities and Exchange Commission on Form S-1. The results of operations for the periods ended March 31, 1996 are not necessarily indicative of operating results for the full year.

     Net Loss Per Share

     For the three and nine months ended March 31, 1995, and the period from July 1, 1995 through December 12, 1995, the weighted average common shares outstanding have been increased by 446,437 shares, which is the number of Common Stock equivalents issued within one year of the Companys initial public offering (see Note 2), with exercise or issue prices below the initial public offering price. No adjustments have been made for Common Stock equivalents other than the above shares, as such Common Stock equivalents had an antidilutive effect on the loss per share.

     Statement of Cash Flows

     For purposes of reporting cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents.

     Investments

     Investments at March 31, 1996 consist of short-term Certificates of Deposit and U.S. Treasury Bills. Such investments have been classified as available for sale securities except for those pledged as collateral which are included in restricted investments (see Note 5). As of March 31, 1996, the fair market value of all investments approximates original cost.

     New Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121. Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which will become effective in the Companys 1997 fiscal year. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The resultant impairment, if any, would be measured based on the fair value of the asset. The Company believes that the adoption of SFAS No. 121 will not have a material effect on the Companys results of operations or financial position.

     SFAS No. 123, Accounting for Stock-Based Compensation which must be adopted in the Companys 1997 fiscal year, includes certain elective provisions which, if followed, would significantly change the way the Company measures compensation under its stock based compensation plans. However, the Company has elected to continue to measure compensation using the method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, when adopted, will not have a significant effect on the financial position or results of operations of the Company but will require expanded disclosure regarding the Companys stock based compensation plans.

Note 2--Public Offering

     On December 13, 1995, the Company sold 2,700,000 shares of Common Stock in an initial public offering. The net proceeds from the sale of such Common Stock (approximately $29.1 million) have been/are to be used primarily for research and development, including clinical trials; expansion of the Companys manufacturing capabilities; repayment of certain indebtedness (see
     Note 4); and working capital and general corporate purposes.

     In connection with the initial public offering, the Companys Board of Directors authorized a one-for-two reverse stock split to shareholders, effective December 6, 1995, and increased the authorized number of shares to 25,000,000. Accordingly, all share and per share amounts have been retroactively restated.

     An additional charge of approximately $1.2 million was recorded in the nine months ended March 31, 1996 resulting from the settlement at the offering of the Companys liability under its stock appreciation plans (for each stock appreciation right issued the excess of the gross public offering price per share over the initial value of $8.00 per share); phantom stock plans (for each share of Common Stock issued, the excess of the fair value per share over the value per share previously reflected which is $10.80 for vested units and $0.00 for unvested units); and for its stock awards ($200,000) (together, the Employee Stock Rights). In conjunction therewith, 456,493 shares of Common Stock were issued to settle the awards above and certain notes receivable.

     The related impact on certain components of stockholders equity (deficiency) are as follows:

                                               Common Shares
                                          ------------------------        Capital in
                                          Number of Shares  Amount      Excess of Par
                                        ----------------------------------------------
June 30, 1995                                    4,000,000  $4,000       $     4,000

Issuance of Shares In Connection with
 Initial Public Offering                         2,700,000   2,700        28,891,300

Settlement of Employee Stock Rights                456,493     456         4,919,916
                                        --------------------------------------------
March 31, 1996                                   7,156,493  $7,156       $33,815,216
                                        ============================================

Note 3--Inventory

     Inventory primarily includes the cost of material utilized in the processing of the Companys products. Inventory is as follows:


                   March 31, 1996  June 30, 1995
                   --------------  -------------
Raw Materials            $507,688       $414,168
Work in Process               673         21,887
                   --------------  -------------
Total                    $508,361       $436,055
                   ==============  =============

Note 4--Notes Payable and Line of Credit

     Amounts outstanding under notes payable and the Companys credit agreement with American Home Products (AHP) (the Credit Agreement) are shown in the following table.

                                          March 31, 1996   June 30, 1995
                                          --------------   -------------
Credit Agreement                              $6,195,168      $4,722,047
Investor Notes                                         0       6,411,900
Other                                                221          22,152
                                           -------------    ------------
Total                                          6,195,389      11,156,099
Current portion                               (6,195,389)    (11,136,385)
Long-term notes payable and line of
 credit                                               $0         $19,714
                                           =============    ============

     Credit Agreement

     At March 31, 1996 and June 30, 1995, the amount available under the Credit Agreement was $5,000,000 and $4,000,000, respectively. Debt outstanding under the Credit Agreement includes accrued interest of $1,195,168 and $722,047 at March 31, 1996 and June 30, 1995, respectively. Interest accrues at a rate of prime plus 2% (10.25% at March 31, 1996 and 11% at June 30, 1995) and is payable at maturity. Under the terms of the Credit Agreement, the Company may not pay any cash dividends. Patent rights for the Angio-Seal Device are pledged as collateral. Under the terms of the Credit Agreement, AHP may offset fiscal 1996 milestones and advances against amounts due under the Credit Agreement at March 31, 1996 and June 30, 1995. Loans made under this facility mature at the sooner of a receipt of premarket approval for the Angio-Seal from the Food and Drug Administration or December 31, 1996. Accordingly, the Company has classified this obligation as a current liability in its condensed consolidated balance sheets at March 31, 1996 and June 30, 1995.

     Investor Notes

     Amounts outstanding at June 30, 1995 represent principal and accrued interest due on notes held by former investors which were due in January 1995 (the Investor Notes). The Investor Notes were repaid in full during December 1995.

Note 5--Commitments and Contingencies

     The Company entered into an agreement whereby the Company pledged $2,841,000 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred by such employees as the result of the receipt of Common Stock in settlement of the Employee Stock Rights. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $1,338,077 at March 31, 1996.

Note 6--Product Return

     As previously announced, in January 1996, as a result of internal routine testing, the Company and AHP withdrew two production lots from sale in Europe, although neither the Company nor AHP had received any complaints concerning the product. After further testing on the withdrawn production lots, it was determined as a precautionary measure to withdraw the remaining inventory at AHPs European facility. In connection with this withdrawal, the Company recognized a pretax charge of $573,961 in its condensed consolidated statements of operations during the three months ended March 31, 1996. The Company has since taken corrective action to resolve this issue and resumed production after the reconstruction of the damaged facility. Management does not believe there will be any further impact of such withdrawal on the consolidated financial statements of the Company.

Note 7--Major Damage to Facility

     On January 8, 1996, the Companys facility sustained significant damage from a roof collapse resulting from a major snowstorm. The production of the Companys products was halted until the destroyed facilities could be reconstructed. Construction was completed in late March 1996 and production resumed at such time.

     The Company maintains insurance for both property damage and business interruption. The policy providing the coverage is subject to a $1,000 deductible. During the three months ended March 31, 1996, the Company incurred reimbursable losses and expenses of $235,345 relating to such property damage. Such amounts have been offset by proceeds received from the Companys insurance carrier and presented net in the selling, general and administrative expense line item in the condensed consolidated
     statements of operations.   The Company also expended $274,839 for capital
     expenditures to reconstruct the damaged facility and replace destroyed equipment during the three months ended March 31, 1996. Proceeds received for such capitalized items have been presented as deferred income in the condensed consolidated balance sheet and will be earned when the related claim is settled.

     The Company has also incurred continuing fixed expenses during the reconstruction period. Such amounts are covered expenses under the Companys business interruption policy. As such, the Company has recorded $287,742 in continuing fixed payroll costs and related benefits as a receivable at March 31, 1996. The related cost of products sold, selling general and administrative expense and research and development expense have been offset in the condensed consolidated statements of operations by $199,642, $29,073 and $59,027, respectively. Any amounts received in excess of continuing fixed expenses will be recorded as income when the related claim is settled.

     The Company is pursuing additional recoveries under both its property damage and business interruption policies related to the damage of the facility. The full recovery amount of the insurance claim is still being investigated and, as such, has not been filed with the carrier as of March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     The Company designs, develops and manufactures a proprietary line of absorbable medical devices for the sealing of arterial punctures created during diagnostic and therapeutic cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Companys proprietary principal product, the 8 French (F) size Angio-Seal Device (the Angio-Seal) has been designed to provide a safe, effective and rapid method of sealing arterial punctures. The Companys goal is to replace the current standard of care, manual compression, with the Angio-Seal by introducing a device which allows for faster treatment, reduced procedure cost, reduction of certain puncture site complications and increased patient comfort. The time required for manual pressure generally ranges from 10 to 30 minutes and in some instances may take several hours. The Angio-Seal is designed to take a trained physician less than two minutes to place and eliminates the need for manual pressure following the procedure. The Company is developing other sizes of the Angio-Seal, including 6F and 10F sizes (together with Angio-Seal, the Angio-Seal Product Line), to address broader market applications. In addition to the Angio-Seal Product Line, the Company manufactures its proprietary collagen for use by third parties, and is developing additional products related to its puncture closure technology, including the Laparo-Seal, a device for closing punctures from laparoscopic surgery. The Company is also developing rotary technology for application in opening occluded bypass grafts.

     The Company has a strategic relationship with American Home Products (AHP) whereby AHP will manufacture and market the Angio-Seal Product Line worldwide. The Angio-Seal received CE Mark approval from the European Economic Community
(EEC) in September 1995, which permits marketing of the Angio-Seal in EEC member countries. The Angio-Seal is also approved for sale in Canada.

     The regulatory approval necessary to market the Angio-Seal in the United States is pending before the Food and Drug Administration (FDA). A facility inspection at AHPs Bothell, Washington site by the FDA commenced on May 6, 1996. The Company believes the inspection will be completed by the end of May, however, there can be no assurance of the time frame or the outcome of the inspection. The inspection must be completed prior to approval and the Companys proprietary collagen must be approved by the FDA for use in the Angio-Seal. The Company has submitted all of the requested information to the FDA.

     As previously announced, on January 8, 1996, a portion of the roof at the Companys Exton facility collapsed as a result of the record snowfall in the Philadelphia area. The damage to the manufacturing areas, including the Companys cleanroom, was extensive. Production at the Companys facility was halted until the destroyed facilities could be reconstructed. Such construction was completed in late March 1996 and shipments resumed in April 1996. The Company maintains insurance for both property damage and business interruption.

      The Company has incurred reimbursable losses and expenses of $235,345 relating to such property damage. The Company has also made capital expenditures of $274,839 in the quarter ended March 31, 1996 in order to reconstruct the damaged facility and replace destroyed equipment. In addition, the Company incurred continuing fixed expenses during the reconstruction period of $287,742. The continuing fixed expenses are covered expenses under the Companys business interruption policy. The Company expects that further expenses resulting from this incident will be incurred in the fourth fiscal quarter of 1996. To date, the Company has recovered $500,000 related to the aforementioned amounts from its insurer. The Company is pursuing additional recoveries under both its property damage and business interruption policies. The full recovery amount of the insurance claim is still being investigated and, as such, has not been filed with the carrier as of March 31, 1996.

     As previously announced, in January 1996, the Company and AHP withdrew two production lots from sale in Europe as a result of internal routine testing, although neither the Company nor AHP had received any complaints concerning the product. After further testing, it was determined as a precautionary measure to withdraw the remaining inventory at AHPs European facility. The Company has since taken corrective action to resolve this issue and resumed production after the reconstruction of the damaged facility. In connection with this withdrawal, the Company recognized a pretax charge of $573,961 in its condensed consolidated statements of operations during the three months ended March 31, 1996. Management does not believe there will be any further impact of such withdrawal on the consolidated financial statements of the Company.

  Three Months Ended March 31, 1996 Compared to Three Months Ended March 31,
    1995

     Revenues for these periods consisted of net sales and research & development revenue. There was no royalty income for the three months ended March 31, 1996 due to the facility damage and related lack of Angio-Seal production because of the withdraw of product. However, as the Company resumes production and AHP continues to introduce the Angio-Seal in Europe, and if the Angio-Seal receives FDA approval in the United States, the Company expects royalty income to become a significant source of revenue. In addition, upon FDA approval of the Angio-Seal, AHP is obligated to pay the Company $1.05 million as a milestone payment and $3.0 million as an advance against future royalties. Although sales of the Angio-Seal in Europe to date have been at an average price of approximately $215 per device, due to the limited number of sales, the Company believes this average price may not reflect the eventual prevailing price for the Angio-Seal or AHPs ultimate pricing strategy. As was the case in Europe, the selling price in the United States will be established by AHP. The Company believes that AHP has not established a price for the Angio-Seal in the United States. Royalty rates are based on volume of units sold and are comparable in both the domestic and foreign licensing agreements with AHP.

     Revenues decreased 37% to $438,715 in the three months ended March 31, 1996 from $697,118 in the three months ended March 31, 1995. Net sales of products decreased 82% to $104,960 in the three months ended March 31, 1996 from $590,742 in the three months ended March 31, 1995. This decrease is a result of the Angio-Seal being unavailable for sale in Europe in the three months ended
March 31, 1996. Research and development revenue increased to $333,755 in the three months ended March 31, 1996 from $106,376 in the three months ended
March 31, 1995. This increase relates to contract research and development from AHP for additional sizes of and product enhancements to the Angio-Seal.

     Cost of products sold decreased 50% to $177,610 in the three months ended March 31, 1996 from $358,094 in the three months ended March 31, 1995. This decrease is primarily due to a $200,000 insurance recovery related to continuing fixed expenses incurred during the reconstruction period which offset the cost of products sold for the three month period ending March 31, 1996. The negative gross profit in the three months ended March 31, 1996 reflects the unabsorbed fixed manufacturing costs associated with the production of Angio-Seal subassemblies, anchors and collagen.

     Research and development expense, including regulatory and clinical expense, increased 49% to $945,054 in the three months ended March 31, 1996 from $634,591 in the three months ended March 31, 1995. This increase was primarily due to an increase in personnel costs and consultant services in conjunction with the development of the Angio-Seal, Laparo-Seal and rotary technology. Furthermore, additional expenses were incurred to resolve the product withdrawal issue. The Company expects research and development expense to continue at recent levels as it develops additional sizes of the Angio-Seal, investigates and develops new products, conducts clinical trials, seeks regulatory approval for its products and implements manufacturing improvements related to the collagen business.

     Selling, general and administrative expense decreased 47% to $364,437 in the three months ended March 31, 1996 from $686,923 in the three months ended March 31, 1995. This decrease was primarily due to the recording of deferred compensation in the quarter ended March 31, 1995. Since the initial public offering in December 1995, no deferred compensation expense has been recorded.

     Deferred compensation expense, officers and directors, decreased to zero in the three months ended March 31, 1996 from $260,713 in the three months ended March 31, 1995. This reflects the settlement of the Employee Stock Rights at the initial public offering.

     The Company has taken corrective action to resolve the aforementioned product withdrawal issue and resumed production after the reconstruction of the damaged facility. In connection with this withdrawal, the Company recognized a pretax charge of $573,961 in its condensed consolidated statements of operations during the three months ended March 31, 1996. Management does not believe there will be any further impact of such withdrawal on the consolidated financial statements of the Company.

     Interest expense decreased 44% to $160,203 in the three months ended March 31, 1996 from $285,130 in the three months ended March 31, 1995. This decrease was due to the payment of the Investor Notes from the proceeds of the initial public offering in December 1995 therefore eliminating that portion of interest expense. Interest expense for the quarter ended March 31, 1996 relates to the AHP Credit Agreement. Interest income increased 667% to $240,574 in the three months ended March 31, 1996 from $31,365 in the three months ended March 31, 1995. The three months ended March 31, 1996 reflect interest earned on the cash equivalents and investments purchased with the proceeds of the Companys initial public offering.

  Nine Months Ended March 31, 1996 Compared to Nine Months Ended March 31, 1995

     Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues decreased 47% to $2,169,784 in the nine months ended March 31, 1996 from $4,091,752 in the nine months ended March 31, 1995. Net sales of products decreased 9% to $883,441 in the nine months ended March 31, 1996 from $975,200 in the nine months ended March 31, 1995. Prior to the quarter ended March 31, 1996, the Company was approximately $400,000, or 103%, ahead of the same period a year ago for product sales. The unfavorable results of the three months ended March 31, 1996, due to the Angio-Seal being unavailable for sale in Europe, are responsible for the decline in net product sales to date. Research and development revenue increased 192% to $1,215,783 in the nine months ended March 31, 1996 from $416,552 in the nine months ended March 31, 1995. This increase was due to increased development funding from AHP for additional sizes of and product enhancements to the Angio-Seal. Milestone fees decreased to zero in the nine months ended March 31, 1996 from $2.7 million in the nine months ended March 31, 1995. The $2.7 million in 1995 represented the milestone fee received from AHP for the approval of the Angio-Seal in France. The royalty income represents Angio-Seal royalties from European sales. Because no products were sold pursuant to the license agreements with AHP in the nine months ended March 31, 1995, no royalty income was earned in this period.

     Cost of products sold increased 35% to $1,141,700 in the nine months ended March 31, 1996 from $844,781 in the nine months ended March 31, 1995. Prior to this quarter, the 103% increase in product sales resulted in a 98%, or $477,000, increase in the cost of products sold. In the third quarter, due to lack of production as well a $200,000 insurance recovery, the increase over prior year nine months fell to $297,000. The negative gross profit in the nine months ended March 31, 1996 continues to reflect the unabsorbed fixed manufacturing costs associated with the production of Angio-Seal subassemblies and collagen.

     Research and development expense, including regulatory and clinical expense, increased 5% to $2,692,305 in the nine months ended March 31, 1996 from $2,570,075 in the nine months ended March 31, 1995. This increase was primarily due to an increase in personnel costs in conjunction with the development of the Angio-Seal, Laparo-Seal, and Rotary technology.

     Selling, general and administrative expense increased 21% to $1,642,668 in the nine months ended March 31, 1996 from $1,360,045 in the nine months ended March 31, 1995. This increase was primarily due to the final recording of deferred compensation in December 1995 to reflect settlement of the Employee Stock Rights in the initial public offering.

     Deferred compensation expense, officers and directors increased 114% to $1,493,576 in the nine months ended March 31, 1996 from $696,487 in nine months ended March 31, 1995. This increase was due to the final recording of deferred compensation in December 1995 to reflect settlement of the Employee Stock Rights in the initial public offering.

     The Company has taken corrective action to resolve the aforementioned product withdrawal issue and resumed production after the reconstruction of the damaged facility. In connection with this withdrawal, the Company recognized a pretax charge of $573,961 in its condensed consolidated statements of operations during the nine months ended March 31, 1996. Management does not believe there will be any further impact of such withdrawal on the consolidated financial statements of the Company.

     Interest expense increased 3% to $804,959 in the nine months ended March 31, 1996 from $780,089 in the nine months ended March 31, 1995. This increase was partially due to interest accumulating on the outstanding balance under the Credit Agreement as well as additional borrowings in fiscal year 1996. In addition, interest on the Investor Notes increased, reflecting an increase in the interest rate from 14% to 18%, effective January 1995. The Investor Notes were paid in full from the proceeds of the initial public offering in December 1995. Interest income increased 196% to $274,249 in the nine months ended March 31, 1996 from $92,659 in the nine months ended March 31, 1995. The nine months ended March 31, 1996, reflect interest earned on the cash equivalent and investment balances resulting from the proceeds of the Companys initial public offering. The nine months ended March 31, 1995, included interest due on notes from officers and former officers of the Company which were subsequently repaid or canceled in connection with settlement arrangements in fiscal year 1995.

  Liquidity and Capital Resources

     The Company has financed its operations since inception through licensing of technology, research and development arrangements, debt, product sales and the private sale of preferred stock in 1984. On December 13, 1995, the Company completed an initial public offering, selling 2,700,000 shares of Common Stock at $12.00 per share, resulting in approximately $29,091,000 in net proceeds to the Company.

     Net cash used in the Companys operating activities during the nine months ended March 31, 1996 and 1995 was $4,116,233 and $690,647, respectively. The increase in net cash used in operating activities was due primarily to a $3.8 million increase in the Companys net loss in the nine months ended March 31, 1996. The nine months ended March 31, 1995 included a $2,700,000 milestone payment from AHP which resulted in a substantially reduced loss for that period.

     There were $401,726 of capital expenditures for the nine months ended March 31, 1996 of which $275,000 related to reconstruction of the damage facility and replacement of destroyed equipment. The remaining capital expenditures related to the expansion of the Companys manufacturing capabilities.

     The Companys cash, cash equivalents and short-term investments were $14,424,000 at March 31, 1996. In addition, the Company has pledged $2,841,000 in investments (not included in the $14,424,000) as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock in settlement of the Employee Stock Rights at the initial public offering. In exchange for the Companys pledging this collateral, the employees have pledged their Common Stock as collateral to the Company.

     During the nine months period ended March 31, 1996, the Company received $1,482,000 under the Credit Agreement, advances from AHP and other notes payable. In December 1995, the Company paid $6,744,000 in full settlement of the 18% Investor Notes. In addition, the Company repaid to AHP the outstanding advance balance (not under the Credit Agreement) of $1,945,127 in February 1996. The Company also repaid a $25,000 expansion loan in the three months ended March 31, 1996.

     The Company had $6,195,000 of debt and accrued interest outstanding under the AHP Credit Agreement as of March 31, 1996. Interest accrues at prime rate of interest plus 2% (10.25% at March 31, 1996). The debt matures at the earlier of premarket approval for the Angio-Seal from the FDA or December 31, 1996. The FDA approval will require AHP to pay the Company a total of $4,050,000 ($1,050,000 milestone fee and $3,000,000 royalty advance). Managements current intention is to use the milestone fee and royalty advance to repay a portion of the Credit Agreement balance and the remainder will be repaid from cash on hand or bank financing.

     The Company anticipates that its results of operations will fluctuate for the foreseeable future due to a number of factors. Such factors include the timing of FDA approval, AHPs performance in the manufacturing, marketing and distribution of the Angio-Seal Product Line, its pursuit of regulatory approvals in the United States and in countries outside of Europe including Japan and Australia, the results of ongoing and planned clinical trials for the Angio-Seal and other products, the acceptance of the Companys products in the marketplace and competitive products generally and in particular those designed for the sealing of arterial site punctures.

     The Company anticipates that its operating losses will continue at least through June 30, 1996, the end of fiscal year 1996. The Company plans to expend substantial resources in funding clinical trials to gain regulatory approvals and make additional marketing claims and continue to expand research and development activities for the Angio-Seal, Laparo-Seal and collagen products. The Company believes the initial public offering proceeds combined with the anticipated cash generated from operations will be sufficient to meet the Companys operating and capital requirements through at least the end of fiscal year 1997.

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Companys actual results for 1996, 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, timing of FDA approval of the Angio-Seal, announcements of technological innovations or the introduction of new products by the Company or its competitors, the time, effort and priority level that AHP attaches to the Angio-Seal and AHPs ability to successfully market the Angio-Seal, the Companys ability to manufacture Angio-Seal components, competition by rival developers of puncture closure devices, general business conditions in the healthcare industry and general economic conditions. These important factors and other factors which could affect the Companys results are more fully discussed in the Companys Prospectus dated December 13, 1995 under Risk Factors and are detailed in the Companys filing with the Securities and Exchange Commission. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Common Stock.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  A.      Exhibits.

  B.      Reports on Form 8-K.

          1. The Company filed Form 8-K on January 8, 1996, to report damage to the facility from record snowfall and a withdrawal of two production lots, reporting Items 5 and 7.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KENSEY NASH CORPORATION


Date:  May 14, 1996                 By:  /s/ Joseph W. Kaufmann
                                         ----------------------
                                         Joseph W. Kaufmann
                                         President, Chief Executive Officer and
                                         Chief Financial Officer