Form 10-K
period 1996-06-30
KENSEY NASH CORP
filed 1996-10-01
CIK 1002811

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended: June 30, 1996

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to           .
                                           ----------    ----------

                       Commission File Number: 0-27120

                            KENSEY NASH CORPORATION
            (Exact name of registrant as specified in its charter)

             Delaware                                  36-3316412
  (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

    Marsh Creek Corporate Center, 55 East Uwchlan Avenue, Suite 204, Exton,
                              Pennsylvania 19341
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (610) 524-0188
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share
                               (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the registrant's voting stock (based upon the per share closing price of $15.00 on August 31, 1996 and, in making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock) was approximately $107,383,000.

          The number of shares outstanding of the registrant's Common Stock, par value $.001, as of August 31, 1996 was 7,158,837.
                                       ---------

                      DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the following document are incorporated by reference into this report:
    Definitive Proxy Statement in connection with the 1996 Annual Meeting of
                                  Stockholders

                                    PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     Kensey Nash Corporation ("the Company") was founded in Delaware in 1984 by Dr. Kenneth Kensey and Mr. John Nash to develop advanced proprietary medical products for use in the diagnosis and treatment of cardiovascular diseases. Initially, the Company focused on rotary technology designed to treat cardiovascular disease. As a result of this initial work, the Company identified a market for, and began developing, puncture closure devices. In the late 1980s, the Company began intensifying its development of puncture closure devices, including the Angio-Seal Device (the "Angio-Seal"), and filed its first patent related to the Angio-Seal in 1987. In 1991, the Company entered into a long-term strategic relationship with American Home Products Corporation ("AHP") by entering into United States and foreign license agreements (together, the "AHP License Agreements"). These agreements provided research and development and clinical trial funding as well as significant payments upon the achievement of certain milestones in the Angio-Seal development. As a result of the Company's clinical trial work, the 8 French ("F") Angio-Seal received an Approvable Letter from the U.S. Food and Drug Administration ("FDA") in July 1995 and the European Community ("CE") Mark approval from the European Economic Community ("EEC") in September 1995, the latter of which permits the marketing of the Angio-Seal in EEC member countries. Final Pre-Market Approval ("PMA") from the FDA was received in September 1996.

     The Company is currently supplying subassemblies of the Angio-Seal to AHP for the European requirements and will continue to supply the anchor and collagen plug components to AHP for the foreseeable future. Formal launch of the Angio-Seal device in the U.S. market is planned for October 1996 by AHP. In addition to the Angio-Seal Product Line, including the 6F and 10F sizes, the Company manufactures its proprietary collagen for use by third parties and is developing additional products related to its puncture closure technology, including the Laparo-Seal, a device for closing punctures from laparoscopic surgery. Also, the Company is developing a rotary catheter for application in opening occluded bypass grafts.

     The Company wholly owns its Kensey Nash Holding Corporation subsidiary, formed in 1992 to hold title to certain Company patents, which has no operations.

PUNCTURE SEALING MARKET OVERVIEW

     Angio-Seal Market. Cardiovascular catheterizations are common procedures performed in connection with the diagnosis and treatment of cardiovascular disease, whereby physicians use the femoral artery in the groin area of the leg to gain access to the network of coronary arteries that supply blood to the heart muscle. Cardiovascular disease results from the formation of plaque which causes blood flow restrictions or blockages within coronary arteries. Such plaque accumulation, if not treated, can lead to heart attacks.

     There were approximately 5.2 million diagnostic cardiac catheterization procedures, commonly referred to as angiographies, performed worldwide in 1995. Angiographies are diagnostic procedures in which dye is injected into the coronary arteries and viewed on an x-ray imaging system to determine the extent and location of arterial blockages. Once the physician determines the extent of the blockages, any number of therapeutic procedures may be performed, sometimes through the same access puncture. Typical therapeutic procedures include angioplasties, atherectomies and the placement of stents used in conjunction with these procedures. Angioplasties are procedures in which balloons are inserted into the artery and inflated to compress the blockage against the arterial wall, enlarging the artery and increasing blood flow. Atherectomies use a miniature cutting system or a high speed rotating burr to remove the artery plaque. Stents are metal devices implanted in an artery to increase blood flow by supporting the artery wall. In many of the therapeutic therapies, such as atherectomies and the placement of stents, physicians use prolonged levels of anticoagulants and larger arterial punctures, which often lead to increased bleeding and related puncture site complications. Industry sources estimate that during 1995, 900,000 balloon angioplasty, atherectomy and stenting procedures were performed worldwide, including approximately

550,OOO such procedures in the United States. The Company believes that the fastest growing segment of the cardiovascular catheterization market is the placement of stents. These procedures have created an increased awareness of the need for arterial puncture closure devices.

     According to industry analysts, in 1995 there were approximately 6.6 million diagnostic and therapeutic cardiovascular catheterizations performed worldwide, representing approximately 6.0 million punctures. In some cases, multiple procedures are performed at the same site resulting in fewer punctures than procedures. The Company believes that the 8F Angio-Seal could have been used to seal approximately 5.7 million of these punctures.

     Laparo-Seal Market. The Laparo-Seal is being developed by the Company to seal punctures in connection with laparoscopic surgery. Laparoscopic surgery, a less invasive alternative to conventional surgery, provides access to internal organs through several small punctures rather than through large incisions. In laparoscopic procedures, specially designed surgical instruments are inserted through punctures that are created with trocars (sharp pointed instruments used to pierce skin). A small camera known as a laparscope is inserted into one of the punctures to view the internal organs and guide the surgical procedure. Laparoscopic surgery can be more advantageous than conventional surgery because of the reduced risk of surgical complication, infection, and adhesion formation. In addition, post-laparoscopic recovery is significantly faster and less painful, thus resulting in a shortened hospital stay.

     Laparoscopic surgical techniques originated in the field gynecology and have been aggressively adopted in other surgical specialties over the past several years. As laparoscopic techniques have been used in more complex procedures, there has been a need for larger and more sophisticated instruments. These larger instruments require the use of larger trocars and therefore result in larger punctures in the tissue. Because gynecological surgeons previously used smaller trocars (three mm, five mm and seven mm) to perform larparoscopy, puncture site complications were rarely reported. With the advent of the more complicated procedures and the resulting larger punctures (10 mm and 12 mm), concern has arisen regarding the increased potential for puncture site complications. In addition, the process to close these punctures is considered tedious and time consuming because of the difficulty in properly suturing the incision. The Company estimates, based on industry data, that there will be approximately 6.0 million 10 mm or larger trocar punctures in 1996 worldwide.

BUSINESS STRATEGY

     The Company's primary goal is to establish the Angio-Seal Product Line and the Company's other wound closure and repair products as the standard of care for closing arterial puncture sites associated with cardiovascular catheterizations and other procedures. The Company is also investigating other technologies. The Company's goals are and will continue to be pursued through the following strategy:

     . Expand Angio-Seal Product Technology. The Company is currently expanding its Angio-Seal Product Line by developing additional sizes of the Angio-Seal, including 6F and 10F sizes. The 6F Angio-Seal addresses the diagnostic market which utilizes smaller puncture sites. In addition, it will also address certain therapeutic procedures performed through a 6F puncture, a method preferred by some clinicians. The 10F Angio-Seal addresses the growing market for therapeutic procedures which require larger puncture sizes. The Company has begun clinical trials for the 10F Angio-Seal and is aggressively pursuing all necessary regulatory approvals of both the 10F and 6F sizes.

     . Conduct Clinical Studies to Explore Additional Benefits of the Angio-Seal. The Company is currently conducting a clinical study designed to demonstrate the impact of the Angio-Seal on reduced time to ambulation. In conjunction with AHP, the Company intends to conduct additional clinical studies and collect additional data related to the impact of the Angio-Seal on early discharge, lower procedure cost, lower complication rates and improved patient comfort. Such benefits, if proven clinically, would be used in marketing the Angio-Seal.

          Develop Biomaterials Business. While the Company's primary purpose in manufacturing collagen and absorbable polymer components is to supply AHP for the Angio-Seal Product Line, the Company offers biomaterials for sale to third parties in an effort to leverage its capabilities and continues to research additional medical applications for its biomaterials. To that end, the Company has entered into supply agreements with parties other than AHP.

          Develop Laparo-Seal. The Company believes a market exists for closing punctures from laparoscopic surgery and that a product can be developed as an extension of its core puncture closure technology. The Company intends to commence clinical trials of the Laparo-Seal in the United States and Europe in fiscal year 1997. The Company believes the Laparo-Seal will be eligible for treatment by the FDA on the basis of a 510(k) notification, which it plans to submit in 1997.

          Develop Opportunities in Other Technology. The Company currently has propriety technology covered by issued patents related to the use of rotary catheter technology for the treatment of cardiovascular disease in the coronary arteries. The Company is developing applications of this technology for opening totally blocked coronary bypass grafts in conjunction with the placement of stents.

PRODUCT OVERVIEW

     The Company's existing and proposed products, their potential markets and regulatory status are summarized as follows. See the text below for additional details.

                                                               UNITED STATES              INTERNATIONAL
                                        PROPOSED                 REGULATORY             REGULATORY STATUS
          PRODUCT                     APPLICATIONS               STATES(1)                   (1)
        -----------------------------------------------------------------------------------------------------------------------
        ANGIO-SEAL PRODUCT LINE
        8F Angio-Seal               Angiography,              FDA approval             CE Mark Approval
         Sealing 8F or smaller      angioplasty, placement    received in              received September 1995.
         punctures.                 of stents and             September 1996.
                                    peripheral radiology.
        ---------------------------------------------------------------------------------------------------------------

        10F Angio-Seal(2)           Atherectomy,              Clinical trial began in  European
         Sealing 9F and 10F         placement of stents,      August 1996 under an     commercialization
         punctures.                 intra-aortic balloon      approved                 scheduled to occur in fiscal
                                    pump, and ultrasound.     Investigational          1997.
                                                              Device Exemption
                                                              ("IDE").
        ---------------------------------------------------------------------------------------------------------------
        6F Angio-Seal(2)            Angiography and           Clinical trial expected  European
          Sealing 6F or smaller     certain therapeutic       to commence in fiscal    commercialization scheduled
          punctures.                procedures.               1997. IDE required       to occur in fiscal 1997.
                                                              before
                                                              commencement of
                                                              clinical trial.
        ---------------------------------------------------------------------------------------------------------------
        Collagen Plug for           Angio-Seal                See above(3).            See above(3).
        Angio-Seals.                component.
        ---------------------------------------------------------------------------------------------------------------
        Anchor Component for        Angio-Seal
        Angio-Seals                 component.                See above(3)             See above(3).

     =====================================================================================================
     OTHER WOUND CLOSURE AND REPAIR PRODUCTS
     Laparo-Seal                  Appendectomy,          Clinical trial expected   European clinical
      Closing 10mm                hernia repair,         to commence in 1997;      trial expected to
      or larger trocar            gallbladder removal    IDE required before       commence in  fiscal
      punctures.                  and other procedures.  commencement of           1997.
                                                         clinical trial.
     -----------------------------------------------------------------------------------------------------

     Medical grade collagen       Topical wound          Customers required to     Customers required to
     for use in treating burns    dressing; cultured     gain regulatory           gain regulatory
     and surgical wound repair.   skin product for burn  approval for the end      approval for the end
                                  treatment; surgical    use of their product.     use of their product.
                                  wound repair.
     -----------------------------------------------------------------------------------------------------
     Other absorbable             Repair of soft tissue  Customers are             Customers are
     polymer devices.             and bone injury or     studying various          studying various
                                  defects.               products.                 products.
     -----------------------------------------------------------------------------------------------------
     ROTARY TECHNOLOGY

     Rotary catheter              Opening totally        Clinical trial expected   To be determined.
                                  closed coronary        to commence in fiscal
                                  bypass grafts in       1997; IDE required before
                                  conjunction with       commencement of clinical
                                  stents.                trial.
     -----------------------------------------------------------------------------------------------------


(1)  See "Business - Government Regulation".
(2) These sizes of the device are not included in the PMA for the Angio-Seal. New PMAs or PMA supplements will be required for these sizes before they can be commercially marketed in the United States.
(3) The collagen plug and anchor are components for the different sizes of the Angio-Seal. Because the FDA and foreign regulatory bodies generally approve of devices as complete systems, the regulatory status for each component for a specific size device is equivalent to that of the specific size Angio-Seal.

ANGIO-SEAL

     The Angio-Seal Technology. The Angio-Seal acts to close and seal femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. The device consists of four components: an absorbable anchor that is seated securely against the inside surface of a patient's artery at the point of puncture, an absorbable collagen plug that is applied adjacent to the outside of the artery wall, an absorbable suture and a delivery system. The delivery system consists of an insertion sheath, puncture locator, guidewire, tamper tube and spring. The anchor and suture act as a pulley to position the collagen into the puncture tract adjacent to the outside of the artery wall, to seal the puncture. The collagen induces the blood-clotting process at the puncture site and the anchor is designed to encapsulate into the artery wall. Based on the characteristics of the materials used, the Company believes that the anchor, collagen and suture are all absorbed into the patient's body within 60 to 90 days after the procedure. The Company believes that this mechanical (via the anchor) and biochemical (via the collagen) seal offers physicians a method for closing punctures with significant advantages over traditional manual or mechanical compression methods and other competitive products.

     How the Angio-Seal Is Used. The Angio-Seal is designed to take a trained physician less than two minutes to place. After a cardiovascular catheterization is completed and the introducer for the procedure is ready to be removed, the insertion sheath and puncture locator supplied with the Angio-Seal are inserted into the artery over the guide wire, using standard introducer exchange techniques. The guide wire is then removed and the anchor is inserted into the artery through the delivery system. The delivery system is pulled back until the anchor is secured onto the inside surface of the artery wall at the puncture site. As the delivery system is withdrawn from the tissue surrounding the artery, the collagen plug is deployed from the delivery system into the puncture tract adjacent to the outside of the artery wall. When the delivery system is removed from the tissue surrounding the artery, the Angio-Seal's anchor and suture act as a pulley to compress the collagen within the puncture tract adjacent to the outside of the artery wall. The exposed tamper tube is used to compress the collagen further. A spring is then attached to the suture to maintain light pressure on the tamper tube. After 20 to 30 minutes, the spring and the tamper tube are removed and the suture is cut below the skin. Light compression using two fingers is occasionally required at the puncture site to achieve hemostasis, but usually for no more than a few minutes.

     Advantages of the Angio-Seal over Manual and Mechanical Compression and Other Methodologies. Until recently, closing arterial punctures resulting from cardiovascular catheterizations generally was limited to manual or mechanical compression of the puncture site following the procedure. The Company believes based on results of clinical trials and published reports that the Angio-Seal has the following advantages over manual or mechanical compression:

          Faster Treatment. Clinical studies have shown reductions in the amount of time allowed for the removal of the introducer sheath used during the procedure and reduced times to hemostasis. Faster treatment could lead to earlier discharge from the hospital.

          Reduced Staffing and Hospital Time. The reduction or elimination of post-procedure manual compression, as well as reduced needs for post-procedure examinations, may decrease the staff time associated with the procedure and follow-up care and lead to more efficient use of hospital personnel.

          Possible Reduction in Procedure Cost. The faster treatment time and reduced staffing requirements should reduce the costs of the typical cardiovascular catheterization. In addition, hospitals should enjoy greater efficiency in catheterization lab scheduling, greater flexibility in the use of physical space reserved for catheterization patients and have the possibility for greater catheterization lab throughput.

          Increased Patient Comfort. Patients generally regard the manual compression following cardiovascular catheterization as the most painful aspect of the procedures. The Angio-Seal device requires little or no manual pressure, reducing the pain and discomfort associated with current methods of puncture site hemostasis. As well, it eliminates the need for pressure dressings leading to less restriction and discomfort for the patient.

          Greater Flexibility in Post Procedure Anticoagulation Therapy. In highly anticoagulated patients, physicians typically discontinue this blood thinning therapy in order to effectively stop the bleeding at the arterial puncture, despite the importance of the therapy in minimizing the formation of blood clots. Based upon published results, the Angio-Seal device provides fast, reliable hemostasis, independent of heparin levels (a common anticoagulant therapy).

          Increased Blood Flow to the Leg. The Angio-Seal allows for a greater blood flow to the patient's leg during cardiovascular catheterization procedure than does manual compression, thereby reducing the possibility of blockages of vessels in the leg.

     Other Methodologies. The Company is aware of competitors which have developed devices to seal arterial punctures, including Datascope and Perclose. Datascope's VasoSeal vascular hemostasis device, approved by the FDA in September 1995, is intended to facilitate hemostasis and decrease manual compression time after arterial punctures following cardiovascular catheterization. The VasoSeal device works by delivering a collagen plug into the tissue tract outside of the artery. Once positioned in the tissue tract, the biochemical interaction between collagen and blood platelets acts to create a hemostatic seal at the puncture site. Perclose's Prostar and Techstar vascular surgical systems consist of catheter-based instruments designed to suture arterial access sites below the skin following cardiovascular catheterization procedures and are approved in several foreign countries.

     The Company believes that the Angio-Seal offers advantages over these competing methodologies in its ability to provide quickly and easily both a mechanical and biochemical seal of arterial punctures. The Angio-Seal uses an anchor component seated against the artery wall, which mechanically blocks the puncture, in conjunction with a collagen plug placed into the puncture tract adjacent to the outside of the artery wall. This placement of a collagen plug allows the Angio-Seal to take advantage of the body's natural clotting function and thereby provide an additional biochemical sealing of the puncture.

CLINICAL TRIALS AND REGULATORY STATUS

     The Company commenced clinical trials on the Angio-Seal in the U.S. in 1991 and in Europe in early 1992. Since that time, cardiologists and radiologists have deployed approximately 1,200 Angio-Seals in connection with clinical studies. The Company obtained CE Mark approval from the EEC in September 1995 and FDA approval in the United States in September 1996.

     In June 1996, the Company began a study at eight U.S. investigational sites to demonstrate early ambulation of diagnostic angiography patients. Total enrollment is targeted at 332 patients. In addition, in August 1996, the Company began a study at two U.S. investigational sites to prove the safety and efficacy of the 10F Angio-Seal. Total enrollment is targeted at 440 patients.

     The Company plans to continue to initiate other trials on additional benefits of the Angio-Seal, and to continue to seek regulatory approvals in other countries, including Japan. The Company plans to initiate trials on the 6F Angio-Seal, the Laparo-Seal and rotary technology in fiscal year 1997.

RELATIONSHIP WITH AHP

     The Company embarked on a long-term strategic relationship with AHP beginning in 1991. In support of this relationship, the Company has five agreements with AHP, as follows: United States and foreign license agreements (the AHP License Agreements), a research and development agreement, a collagen supply agreement and a credit agreement. This relationship with AHP has enabled the Company to obtain critical funding to research and develop the Angio-Seal, gain regulatory approval in Europe, conduct clinical trials and achieve regulatory approval in the United States. This relationship assists in funding research and development projects and provides access for the Angio-Seal Product Line to the major worldwide markets.

     The AHP License Agreements. In September 1991, after three years of in-house product development, the Company entered into a license agreement with AHP covering the manufacturing and marketing of the Angio-Seal Product Line in the United States and a license agreement covering the manufacturing and marketing of the Angio-Seal Product Line in all countries outside the United States. The term "Angio-Seal" is a trademark of AHP. The AHP License Agreements grant a worldwide exclusive license to AHP to manufacture and market all current and future sizes of the Angio-Seal for use in the cardiovascular system. The Company retains the rights to the use of the puncture closure technology for other applications, including the Laparo-Seal. Below is a chart outlining license fees, milestone payments and royalty advances earned by the Company pursuant to the terms of the AHP License Agreements:

                                                         AHP       ROYALTY    DATE
EVENT                                                  PAYMENTS    ADVANCE    EARNED
----------------------------------------------------  ----------  ---------  --------
                                                                (IN MILLIONS)
License Fee                                                $3.00      -        9/91
Research and development and clinical trial program         2.50      -       91-94
Milestone payments and advances                                       -
        Completion of United States Phase I Clinical
        Trials                                              1.50      -        8/92
        Submission of PMA to FDA                            2.75      -       11/93
        Approval to Market in France                        2.70      -        9/94
        FDA Approval                                        1.05    $3.00      9/96
                                                      ----------  ---------
             Total                                        $13.50    $3.00
                                                      ==========  =========

     Under the AHP License Agreements, the Company earns royalties based upon the sales price of the Angio-Seal Product Line sold worldwide by AHP, which rates vary depending upon the level of units sold. The AHP License Agreements provide for minimum royalty payments for five years following FDA approval, which range from a minimum of $450,000 in the first year to a minimum of $4.1 million in the fifth year. If AHP fails to pay the minimum, the Company is entitled to convert all of AHP's rights under the AHP License Agreements from exclusive to non-exclusive. Such right of conversion is the Company's sole remedy for AHP's failure to make any minimum royalty payment, and if it is exercised, AHP has no further obligation to make any minimum royalty payments to the Company.

     The term of each of the AHP License Agreements extends to the last to expire of the licensed patents and all continuations or supplements thereto. The most recently issued patent for the Angio-Seal technology was issued in 1996, although the Company has applied for, and expects to be issued, additional patents in the future. AHP may terminate the AHP License Agreements any time after the fifth royalty year for any reason upon 12-months notice.

     If a license under any third-party patent is necessary to make, use or sell the Angio-Seal Product Line, any payments and royalties for such third-party license, and any related attorney's fees, will be deducted from payments due to the Company, on a territory-by territory basis, in an amount in any one year not to exceed one half of any royalties in any such territory for such year. In February 1995, AHP acquired a license to certain United States patent applications and European patents filed but not issued to certain individuals, which may have claims applicable to the Angio-Seal Product Line. As a result, the Company's royalty rate may be reduced in applicable territories.

     The AHP License Agreements grant a right of first negotiation to AHP which expired in September 1996 in connection with any new products developed by the Company other than the Angio Seal Product Line, and also extended certain rights to AHP to be treated as a most favored licensee.

     The Research and Development Agreement. Pursuant to the research and development agreement ("R&D Agreement") entered into with AHP in November 1995, the Company has agreed to conduct certain United States and selected foreign clinical trials of various sizes of the Angio-Seal Product Line and to assist AHP with certain foreign trials. From November 1994 to November 1995, AHP helped fund the research and development costs related to the Angio-Seal Product Line. During this period, the Company conducted continuing research and development in an effort to improve the Angio-Seal and to create additional marketable sizes of the Angio-Seal Product Line. The Company continues these efforts under the R&D Agreement. Under the R&D Agreement, AHP reimburses the Company for two-thirds of expenses incurred under these programs. AHP can terminate the R&D Agreement upon 60 days notice. The termination of the Research and Development Agreement with AHP could have a material adverse effect on the operations of the Company. As of June 30, 1996, the Company has earned $5.8 million in research and development revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein at Item 7.

     The Collagen Supply Agreement. Pursuant to an agreement entered into with a subsidiary of AHP, Quinton Instrument Company, in May 1995 (the "Collagen Supply Agreement"), AHP agreed to purchase at least 50% of its collagen needs for the Angio-Seal on a per county basis (which amount represents AHP's "Minimum Purchase Requirement") for the Angio-Seal from the Company for five years beginning May 31, 1995. The Company is required to maintain a "safety stock inventory" of collagen in an amount equal to two times AHP's average monthly collagen requirement based upon AHP projections. Either AHP or the Company may terminate the Collagen Supply Agreement upon thirty days' written notice.

     The Credit Agreement. Pursuant to an agreement originally entered into with AHP in May 1993, as amended (the "Credit Agreement"), AHP agreed to lend the Company $5.0 million. To date, AHP has advanced the Company approximately $5.0 million plus accrued interest (approximately $1.4 million at June 30, 1996). Amounts under the Credit Agreement are due upon the earlier of receipt of the PMA approval or December 31, 1996. In addition, the Company and AHP agreed that any balance outstanding under the Credit

Agreement will be offset against milestone payments to the extent such payments have not been used to repay the Company's obligations to AHP under the R&D Agreement.

SALES AND MARKETING

     AHP has informed the Company that the Sherwood-Davis & Geck subsidiary of AHP (Sherwood-Davis & Geck") will be responsible for both domestic and international sales of the Angio-Seal. Sales of the Angio-Seal commenced on a limited basis in December 1994 following marketing approval in France. The Angio-Seal received its CE Mark approval from the EEC in September 1995, which permits marketing of the Angio-Seal in EEC member countries. The Angio-Seal is currently being sold in Canada, UK, Germany, Italy and the Netherlands by a dedicated AHP sales force. To date, AHP has sold over 7,500 devices to end users. Due to concerns related to the transmission of Bovine Spongioform Encephalopathy ("BSE"), a transmissible brain disease in cows, the Angio-Seal is currently not available for sale in France as the French government has temporarily banned all bovine derived products. This ban was imposed in May 1996 until the French regulatory authorities review the safety data for bovine products. The Company believes the Angio-Seal will ultimately, upon review of the product, be approved for sale in France but there can be no assurance if and when this approval will occur (see "Manufacturing and Raw Materials").

     Sherwood-Davis & Geck has begun the process of hiring a dedicated sales force in the United States. Both the Company and AHP believe that a small dedicated sales force is appropriate to cover the concentrated market of cardiovascular catheterization facilities that perform the majority of these procedures.

     The Company currently sells Angio-Seal subassemblies to Sherwood-Davis & Geck. The Company will continue to serve as a back-up supplier and sell the Angio-Seal as needed for clinical trials and for development of other sizes. In addition, the Company will continue to sell collagen and anchor components to AHP. See "-Relationship with AHP"

     While the Company assists AHP in training and conducting clinical trials, AHP has the sole right to determine the worldwide marketing and pricing strategy for the Angio-Seal Product Line.

     As the Company develops new products, such as the Laparo-Seal and the rotary catheter, it will continue to explore a variety of means to market and sell such products if and when they receive appropriate regulatory approvals. Such means include, but are not limited to, contracting with distributors, developing its own sales force and licensing products to third parties.

CUSTOMERS

     Sales to AHP comprised 81%, 80% and 14% in the years ended June 30, 1996, 1995 and 1994 respectively of total sales for the Company. The loss of AHP as a customer would have a material adverse impact on the Company.

THIRD PARTY REIMBURSEMENT

     The Company believes that the acceptance of Angio-Seal may depend not only on its clinical efficacy and cost effectiveness, but also on the availability of third-party reimbursement. Separate reimbursement for the Angio-Seal is not expected to be available in the United States and there can be no assurance that reimbursement for the Angio-Seal will be available in international markets under either governmental or private reimbursement systems. In the United States, healthcare providers, such as hospitals and physicians, that purchase medical devices such as the Angio-Seal, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic cardiovascular catherterization procedures. Reimbursement for cardiovascular catheterization procedures performed using devices that have received FDA approval has generally been available in the United States. The Company anticipates that in prospective payment systems, and in many managed care systems used by private healthcare payors, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate additional reimbursement for the Company's products. The Company anticipates the hospital administrators and physicians will justify the additional cost of an arterial access site closure device by the attendant cost savings and clinical benefits derived from the use of the Angio-Seal.

     To date, AHP has focused on obtaining reimbursement approvals in international markets. The main types of reimbursement systems in international markets are government sponsored healthcare and private insurance. Countries with government sponsored healthcare, such as the United Kingdom, Italy and the Netherlands, have a centralized, nationalized healthcare system. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are beginning to appear in Europe, particularly in Spain. Regardless of the type of reimbursement system, the Company believes that physician advocacy of the Angio-Seal will be the key to obtaining third-party reimbursement.

     AHP seeks to obtain reimbursement approvals for the Angio-Seal by addressing the requirements of reimbursement systems in individual countries and is in the early stages of implementing this strategy. Currently, AHP has received approval in Germany to submit reimbursement claims for qualified uses of the Angio-Seal. Market acceptance of the Angio-Seal may depend on the availability of reimbursement in international markets and will require numerous reimbursement approvals in addition to those already obtained. There can be no assurance that the Angio-Seal will receive the necessary reimbursement approvals in all such markets or that physicians will support reimbursement.

     The Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for therapeutic or diagnostic cardiovascular catheterization procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from healthcare payors for procedures in which the Company's products are used or adverse changes in governmental and private third party payors' policies toward reimbursement for such procedures would have a material adverse impact on the Company's business, financial condition and results of operations.

MANUFACTURING, RAW MATERIALS AND SUPPLIES

     The Company has developed manufacturing expertise in the assembly and testing of technologically advanced medical products. The Company's manufacturing activities to date have consisted primarily of producing all of the Angio-Seals for use by clinical investigators and producing sub-assemblies of the Angio-Seal for sale to customers in Europe. The Company continues to supplement AHP's manufacturing capabilities in Ireland and Bothell, Washington. An AHP facility in Ireland is currently being used to complete the manufacture of European commercial supplies of the Angio-Seal. At AHP's Bothell, Washington facility, there is a separate clean room facility and manufacturing lines dedicated to the Angio-Seal Product Line.

     The Company expects to continue to manufacture collagen and anchors to fulfill AHP's requirements for the Angio-Seal. The Company has a contract with AHP to supply a minimum of 50% of AHP's collagen needs for the Angio-Seal on a country-by-country basis through 2000. The Company is also the only supplier which produces collagen approved for use in the Angio-Seal in the EEC. In the U.S. the current Angio-Seal PMA includes the Company's absorbable anchor and collagen plug. If AHP desired to acquire anchors or collagen plugs from suppliers other than the Company, the Company believes that a PMA supplement would have to be filed with the FDA to change the supplier.

     The Company purchases most raw materials, parts and peripheral components used in its products. Although many of these supplies are off-the-shelf items readily available from several supply sources, others are custom-made for the Company to meet its specifications. The Company believes that, in most of these cases, alternative sources of supply for custom-made materials are available or could be developed within a reasonable period of time. The Company has generally been able to obtain adequate supplies of all materials, parts and components in a timely manner from existing sources. When this has not proven feasible, the Company has brought the production of those critical parts under its own manufacturing control. However, the inability to develop alternative suppliers for present and future needs, if required, or a reduction or interruption in supply or a significant increase in the price of materials, parts or components could adversely impact the Company's operations. Several of the Company's raw materials are derived from natural sources and carry the inherent risk of disease or contamination of source material. In those areas in which natural raw material sourcing has presented the potential for contamination, the Company has taken steps which it believes will assure itself and its customers of the purity of these products. The validation of the purity of these raw materials and/or the ability of the Company processes to inactivate potential contaminants has been undertaken at significant expense by the Company to preclude withdrawal or restriction of these products by regulatory agencies in any country. The Company will, as a practice, continue to take these steps in any area in which biological or other contaminants may compromise a raw material supply. However, presently the French government has placed a ban on all bovine derived products until a review can be performed. The Angio-Seal's review has not been scheduled at this time. See "Sales and Marketing".

     The Company's manufacturing facilities in Exton, Pennsylvania, contain separate areas for Angio-Seal assembly and collagen manufacturing. In addition, the Company has its own capabilities in tool and die making, injection molding, model making and laser welding, which allows it to engineer and reengineer its products in development on site. The Company currently has two Class 100,000 cleanroom facilities for the manufacturing of the Anglo-Seals. The Company has been certified to be in compliance with ISO 9001 and EN 46001, two international quality standards. Certification is based on adherence to established standards of quality assurance and manufacturing process control. For this reason, the Company's manufacturing facilities are subject to regulatory requirements and periodic inspection by regulatory authorities. The Company has a separate in-house quality control department that sets standards, monitors production, writes and reviews operating procedures and protocols and performs final testing of samples of devices and products manufactured by or for the Company. See "Government Regulation."

     The Company believes that its current manufacturing capabilities and capacity are sufficient to produce its products in initial quantities at such time as the device may be approved for sale in the United States or elsewhere.

RESEARCH AND DEVELOPMENT

     The Company's research and development and regulatory staff consisted of 30 individuals as of August 31, 1996. Since signing the AHP License Agreements in September 1991, the Company's research and development effort has focused on designing the Angio-Seal, supporting clinical trials, seeking regulatory approval in the United States and Europe and establishing a technology base in puncture closure devices. The Company is currently focusing its research and development effort on creating additional sizes of the Angio-Seal Product Line and product enhancements, a significant portion of which will be funded by AHP. In addition, the Company is developing the Laparo-Seal, an extension of the Company's core puncture closure technology which would address the laparoscopic surgery market. The Company is also developing a rotary catheter technology for opening totally occluded coronary bypass grafts in conjunction with the placements of stents. The Company incurred total research and development expenses of $3.6, $3.0 and $4.2 million in the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

     In addition to the resources dedicated to the product development process, the Company has an internal regulatory affairs and clinical monitoring staff, which has had and continues to have responsibility for establishing, monitoring, collecting and analyzing data relating to clinical trials and approvals for additions to the Angio-Seal Product Line in the United States and, in some instances, abroad.

COMPETITION

     The application of manual and/or mechanical compression to an arterial puncture site in connection with cardiovascular catheterization represents the standard of care, and is an inherently cumbersome procedure which is costly, complicated and associated with high levels of patient discomfort. Although the Company believes that the Angio-Seal competes favorably with the application of manual and/or mechanical compression as a standard of care, the acceptance of new methodologies and technologies is inherently uncertain. In addition, the Company is aware of competitors trying to develop noninvasive and/or pharmaceutical products which could render the Angio-Seal Product Line technology obsolete. Many of these organizations, and certain other medical device companies that may enter the markets in which the Company does or will compete, are larger and have more extensive financial, technical, managerial, research and development and marketing resources than the Company or AHP. One of the Company's competitors, Datascope, produces a collagen plug under the trademark VasoSeal that is sold in certain European countries and Canada. In September 1995, Datascope's PMA for the VasoSeal plug was approved by the FDA. Another competitor, Perclose, has developed products competitive with the Company's Angio-Seal Product Line. Perclose's devices are mechanical suturing instruments used for puncture sealing and are identified under the trademarks Prostar and Techstar. Perclose recently completed a United States clinical trial and filed for 510(k) application for its 9-11 F Prostar device. The Prostar and Techster systems are currently available for sale in several foreign markets.

     In the market for the Laparo-Seal, the Company is aware of several major medical device manufacturers such as United States Surgical, Inc. and Johnson & Johnson, who are marketing or developing suturing products for the larparoscopic surgery market. The Company believes that a majority of these devices are focused on suturing, which the Company believes is tedious and overly cumbersome.

     The Company believes that its existing and proposed products are competitive due to their technological advantages and their ability to perform safely, effectively and in a less invasive manner in a variety of diagnostic and therapeutic procedures. The Company believes that its competitive success will depend upon its ability to create and maintain technologically advanced proprietary medical products, to obtain patents or other protection for these technologies, to apply these technologies across several different product opportunities and markets, to attract and retain high quality engineering and scientific personnel, to obtain timely regulatory approvals when possible, and to manufacture and market its products in a cost-effective manner whether through internal means or through outside parties. See "Angio-Seal."

GOVERNMENT REGULATION

     The medical devices marketed and manufactured by the Company and AHP are subject to extensive regulation by the FDA, and, in some instances, by foreign governments. Pursuant to the Federal Food, Drug, and Comestic Act of 1976, as amended, and the regulations promulgated thereunder (the "Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company. In the United States, medical devices are classified into one of three classes, Class I, II, or III, on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to GMPs) and Class II devices are subject to general and special controls (for example, life-sustaining, performance standards, post-market surveillance, patient registries, and FDA guidelines). Generally, class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness (for example, life sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

     Before a new device can be introduced into the market, the manufacturer must generally obtain FDA clearance through either a 510(k) notification or a PMA. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to twelve months from submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category and could have a material adverse impact on the Company's business, financial condition and results of operations. While the Company intends to seek 510(k) clearance for certain of its products, including the Laparo-Seal, there can be no assurance that the Company will obtain 510(k) clearance within the above time frames, if at all, for any device for which it files a 510(k) notification. If the Company's products are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions. Although the Company believes that a 510(k) notification should be considered by the FDA because the Laparo-Seal should be regarded as substantially equivalent to other suturing devices and does not use collagen, there can be no assurance the FDA will not require the Company to file a PMA for the Laparo-Seal, which would significantly lengthen the time frame for obtaining FDA approval to market the device.

     A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence which typically includes extensive data, including preclinical and clinical trail data, to demonstrate the safety and effectiveness of the device. If human clinical trials of a device are required, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. The conduct of human clinical trail is also subject to regulation by the FDA. Sponsors or clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling.

     The PMA application must contain the results of the clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training methods (if required).

     An FDA review of a PMA application generally takes one to two years from the date the PMA application is filed for approval, but may take significantly longer. The review time is often significantly extended by the FDA's request for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendation to the FDA to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable GMP requirements. If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will issue an approval letter or an approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency may issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities are not favorable, the FDA will deny approval of the PMA application or issue a "not approvable" letter. The FDA may also determine that additional clinical trials are necessary in which a PMA may be delayed while additional clinical trials are conducted and submitted in a PMA amendment.

     The PMA process can be expensive, uncertain and lengthy, usually requiring anywhere from one to several years, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Under its agreements with AHP, the Company is responsible for all regulatory submissions and approvals of the Angio-Seal, including supplements that may be necessary for the approval of various sizes. AHP reimbursed the Company for a significant portion of its clinical and regulatory costs. The Company obtained PMA approval on the Angio-Seal 8F device in September 1996. However, there can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on its other products on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operation.

     If the Company obtains PMA approval for any other proposed device for which a PMA is required, modifications to the approved device, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

     Any products manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and are subject to periodic inspections by the FDA and certain state agencies. The Act requires devices to be manufactured in accordance with GMP regulations which impose certain procedural and documentation requirements upon the Company and AHP with respect to manufacturing and quality assurance activities. The FDA has proposed changes to the GMP regulations which, if finalized, would likely increase the cost of complying with GMP requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse impact upon the Company's business, financial condition or results of operations.

     Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company or AHP will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's or AHP's ability to do business.

     International sales of medical devices are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions or devices. In addition, each country has its own tariff regulations, duties and tax requirements. The Angio-Seal received CE Mark approval from the EEC in September 1995, which permits marketing of the Angio-Seal in EEC member countries.

     The approval by the FDA or foreign government regulators is unpredictable and uncertain, and no assurance can be given that the necessary approvals or clearances will be granted on a timely basis, if at all. Delays in receipt of, or a failure to receive such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

     The Company's policy is to protect its technology by, among other things, filing patent applications for the patentable technologies that it considers important to the development of its business. The Company first filed for patent protection for the concept of sealing arterial punctures in the United States in 1987 and was first issued a United States patent in 1988. As of August 31, 1996, the Company held 46 United States patents and 43 foreign national patents including Europe and had pending eight United States patents and 19 foreign national patent applications including Europe that cover various aspects of its technology. The Company also has a number of files of potential patent application material at patent counsel's office. In addition, the Company holds the exclusive or joint rights to inventions that result from a number of agreements among the Company, leading medical institutions and their principal investigators. There can be no assurance that patent applications filed by the Company will result in the issuance of patents or that any patents or licenses now or hereafter held by the Company will provide competitive advantages for the Company or its licensees, or that these patents or licenses will not be challenged or circumvented by competitors.

     The Company also relies heavily on trade secrets and unpatented proprietary know-how which the Company seeks to protect, in part through non-disclosure agreements with all corporations, institutions, and individuals that are exposed to the Company's proprietary information. It is the Company's policy to require, as a condition of employment, that all full-time and part-time employees enter into an assignment and non-disclosure agreement with the Company. There can be no assurance that these and other agreements specifically constructed to protect the Company will not be breached or that others will not independently develop the same or similar technology.

     There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which would result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets, know-how, or other proprietary rights owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company and/or its licensees from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition and result of operations. The Company is not a party to any current patent litigation matters in either prosecution or defensive form.

     It is possible that the Company, in the course of new product development and introduction, may need to acquire licenses to, or contest the validity of, issued or pending patents of third parties relating to the Company's technology or to products presently under license or under development by the Company. There can be no assurance that any license required under any such patent would be made available to the Company on acceptable terms, if at all, or that the Company would prevail in such a patent dispute.

     The Company has licensed its United States and foreign patents for the Angio-Seal to AHP, and is obliged to license all improvements for the same product to AHP in the future at no additional charge. The AHP License Agreements are exclusive, worldwide, with rights to make, have made, use, sell, and have sold the Angio-Seal, but are limited to the cardiovascular field of use only, leaving all other fields of use in the Company's possession. The licenses include rights to use related trade secrets and know-how.

PRODUCT LIABILITY

     The clinical testing, marketing and sale of human healthcare products entails an inherent risk of product liability claims. There can be no assurance that product liability claims will not be asserted against the Company or its licensees. Although the Company maintains product and clinical trials liability insurance in the aggregate amount of $5 million, there can be no assurance that product liability claims will not exceed such insurance coverage limits, that claims for coverage would not be denied or that such insurance will be available in the future on commercially reasonable terms, if at all. The Company believes that AHP self insures for product liability claims. There can be no assurance that liability claims made against AHP or other potential licensees will not result in any claims against the Company. The Company is not currently involved in, and is not aware of, any pending product liability actions.

EMPLOYEES AND CONSULTANTS

     As of August 31, 1996, the Company had 68 employees, including 26 in operations, 26 in research and development, 11 in finance and administration, four in clinical and regulatory affairs and one in sales and marketing. All of the Company's employees are located at the Company's facility in Pennsylvania. The Company believes that its success is dependent in a large part on its ability to attract and retain employees in all areas of its business.

     The Company maintains continuing relationships with a number of independent consultants that have contributed to the development of the Company's products and work on specific development projects. These relationships are integral to the continued success of the Company and the generation of new products from the research and development departments.

     The Company is dependent upon a number of key management and technical employees. The loss of services of one or more key employees could have a material adverse impact on the Company. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relationship with its employees is good.

ITEM 2.   PROPERTIES

     The Company leases approximately 44,000 square feet of executive offices, manufacturing and research and development facilities in Exton, Pennsylvania, a suburb of Philadelphia. The lease expires in 1999, subject to renewal options. The Company believes that the complex in which the current facilities are located offers the necessary space for required expansion over the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's Common Stock has been traded on the Nasdaq National Market (Nasdaq symbol: KNSY). The number of record holders of the Company's Common Stock at August 31, 1996 was 75. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

The range of high and low closing sale prices for the Common Stock is as follows:

Quarter Ended                                     High      Low
-------------                                     ----      ---
December 31, 1995 (from December 13, 1995)        $13.50    $12.00
March 31, 1996                                    $16.75    $9.75
June 30, 1996                                     $17.25    $12.00

On August 31, 1996, the last reported sale price for the Common Stock was $15.00.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended June 30, 1996, 1995, 1994, 1993 and 1992. The selected financial data for each such fiscal year listed below has been derived from the consolidated financial statements of the Company for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 1996, 1995 and 1994 is included elsewhere herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and related Notes and other financial information included herein.

                                                                 FISCAL YEAR ENDED JUNE 30,
                                                  ------------------------------------------------------------
                                                     1996         1995         1994        1993        1992
                                                  ----------   ----------   ----------  ----------  ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
 Revenues:
     Net sales                                       $ 1,315     $ 1,358      $   365     $   480     $   126
     Research and development                          1,576         468        1,121       1,058       1,579
     Licensing and milestone fees                                  2,700        2,750       1,500       3,000
     Royalty income and other                             76          41      -            -               79
                                                  ----------  ----------   ----------  ----------  ----------
 Total revenues                                        2,967       4,567        4,236       3,038       4,784
                                                  ----------  ----------   ----------  ----------  ----------
 Operating costs and expenses:
     Cost of products sold                             1,637      1,468           369         247         185
     Research and development                          3,581      3,034         4,230       3,993       2,561
     Selling, general and administrative               2,132      1,850         2,115       1,763       1,280
     Deferred compensation                             1,493      1,182            45         613          82
     Product return                                      574
                                                  ----------  ----------   ----------  ----------  ----------
 Total operating costs and expenses                    9,417      7,534         6,759       6,616       4,108
                                                  ----------  ----------   ----------  ----------  ----------
 (Loss) income from operations                       (6,450)    (2,967)       (2,523)     (3,578)         676
                                                  ----------  ----------   ----------  ----------  ----------
 Other income (expense):
     Interest expense                                  (473)    (1,081)         (807)       (476)       (513)
     Other                                                62      (164)          (15)         37           12
     Insurance settlement                                946
                                                  ----------  ----------   ----------  ----------  ----------
     Total other income (expense) - net                  535    (1,245)         (822)       (439)       (501)
                                                  ----------  ----------   ----------  ----------  ----------
 (Loss) income before income taxes                   (5,915)    (4,212)       (3,345)     (4,017)         175
 Income taxes                                       -           -             -           -               110
                                                  ----------  ----------   ----------  ----------  ----------
 Net (loss) income                                  $(5,915)   $(4,212)      $(3,345)    $(4,017)    $     65
                                                  ==========  ==========   ==========  ==========  ==========
 (Loss) income per common share                     $ (1.00)   $ (0.92)      $ (0.73)    $ (0.88)     $  0.01
                                                  ==========  ==========   ==========  ==========  ==========
   Weighted average common shares outstanding
   (1)                                                 5,927      4,599         4,587       4,566       4,448

                                                                           JUNE 30,
                                                  ------------------------------------------------------------
                                                     1996        1995         1994        1993       1992
                                                  ----------  ----------   ----------  ----------  ----------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash and short-term investments                    $ 11,734   $       8     $     35      $    51     $  379
 Inventory                                               413         436          275           48         62
 Working capital (deficiency) equity                   6,678    (14,044)      (7,084)      (2,362)      (566)
 Total assets                                         19,743       1,931        2,194        1,469      1,718
 Long-term debt                                           81         108        4,317        5,926      4,703
  Total stockholders' (deficiency)  equity            12,001    (16,095)     (11,920)       (8,513)   (4,367)

__________________
(1) Includes 446,437 Common Stock equivalents issued within one year of the public offering with exercise prices below the public offering price. See
    Note 1 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company designs, develops and manufactures a proprietary line of absorbable medical devices for the sealing of arterial punctures created during diagnostic and therapeutic cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company's proprietary principal product, the 8F size Angio-Seal device has been designed to provide a safe, effective and rapid method of sealing arterial punctures. The Company's goal is to replace the current standard of care, manual compression, with the Angio-Seal Product Line. The Company is developing other sizes of the Angio-Seal, including 6F and 10F sizes (together with Angio-Seal, the "Angio-Seal Product Line"), to address broader market applications. In addition to the Angio-Seal Product Line, the Company manufactures its proprietary collagen for use by third parties, and is developing additional products related to its puncture closure technology, including the Laparo-Seal, a device for closing punctures from laparoscopic surgery and a rotary catheter for application in opening occluded bypass grafts.

     The Company has a strategic relationship with AHP whereby AHP will manufacture and market the Angio-Seal Product Line worldwide. The 8 F Angio-Seal was approved for sale (CE Mark) in Europe in September 1995 and in the United States in September 1996. The Angio-Seal is also approved for sale in Canada.

     On January 8, 1996 a portion of the roof at the Company's Exton facility collapsed as a result of the record snowfall in the Philadelphia area. The damage to the manufacturing areas, including the Company's cleanroom, was extensive. Production at the Company's facility was halted until the destroyed facilities could be reconstructed. Such construction was completed in late March 1996 and shipments resumed in April 1996. The Company has recovered approximately $1.2 million under its property damage policy as final settlement of its property claim. The Company's claim for business interruption was filed with the carrier in August 1996. The Company expects settlement of such claim in the second quarter of fiscal year 1997.

     The Company has made significant investments in its manufacturing, regulatory and clinical, quality assurance and research and development staffs. As the Company's volume of products sold increases, the Company expects its fixed investment in these areas to be spread across a larger number of units, therby improving gross margins. The Company anticipates that its results of operations will improve in the foreseeable future due to a number of factors, including AHP's performance in the manufacturing, marketing and distributing of the Angio-Seal Product Line, its receipt of regulatory approvals in the United States and in countries outside of Europe including Japan and Australia, the results of ongoing and planned clinical trials for the Angio-Seal and other products and the acceptance of the Company's products in the marketplace.

Results of Operations
FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

     Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues decreased 35% to $2,967,000 in the fiscal year ended June 30, 1996 ("fiscal 1996") from $4,567,000 in the fiscal year ended June 30, 1995 ("fiscal 1995"). Net sales of products decreased 3% while research and development revenues increased 237%. The decrease in net sales was mainly attributable to the Angio-Seal being unavailable for sale in Europe during the third and a portion of the fourth quarter of fiscal 1996. The increase in research and development revenues related to contract research and development from AHP for additional sizes of and product enhancements to the Angio-Seal. The $2.7 million in 1995 represented the milestone fee received from AHP for the approval of the Angio-Seal in France. The final milestone of $1,050,000 under the License Agreement with AHP was earned by the Company upon receipt of FDA approval in the first quarter of fiscal 1997. Royalty income represented Angio-Seal royalties from European sales. As the Angio-Seal was only available for sale in Europe for one quarter in fiscal 1995 versus three quarters in fiscal 1996, royalty income increased to $76,000 in fiscal 1996 from $41,300 in fiscal 1995.

     Cost of products sold increased 12% to $1,637,000 in fiscal year 1996 from $1,468,000 in fiscal 1995. The negative gross profit margin is due to the unabsorbed fixed manufacturing costs associated with the production of Angio-Seal subassemblies and collagen. These unabsorbed fixed costs were slightly offset by a third quarter $200,000 insurance recovery charge related to the Company's insurance claim.

     Research and development expenses increased 18% to $3,581,000 in fiscal 1996 from $3,034,000 in fiscal 1995. The Company expanded the development of additional Angio-Seal sizes, Laparo-Seal, biomaterials products and started development of rotary technology. Seven additional research and development employees were hired in fiscal year 1996 in response to this expansion. Accordingly, direct research and development expenses as well as personnel costs increased in fiscal 1996.

     Selling, general and administrative expenses increased 15% to $2,132,000 in fiscal 1996 from $1,850,000 in fiscal 1995. This increase was primarily due to the final recording of deferred compensation expense for nonofficers and directors in December 1995 to reflect settlement of certain employee stock rights at the initial public offering.

     Deferred compensation expense, officers and directors increased 26% to $1,494,000 in fiscal 1996 from $1,182,000 in fiscal 1995. This increase was due to the final recording of deferred compensation in December 1995 to reflect settlement of certain employee stock rights in the initial public offering.

     The Company recognized a pretax charge of $574,000 in fiscal 1996 consolidated financial statements. This charge was due to the withdrawal of two production lots, and subsequent inventory, as a result of internal routine testing. This issue was resolved and management does not believe there will be any further impact of such withdrawal on the financial statements of the Company.

     Net interest expense decreased to $473,000 for fiscal 1996 to $1,081,000 for the fiscal 1995. This decrease is a result of the repayment of certain notes held by former investors upon completion of the Company's initial public offering. Such payment resulted in a decrease in interest expense to $956,000 from $1,115,000 in fiscal 1996 and 1995, respectively. In addition, the interest earned on the cash equivalent and investment balances resulting from the proceeds of the Company's initial public offering increased interest income to $483,000 from $34,000 in fiscal 1996 and 1995, respectively.

     During fiscal 1996, the Company received $1,187,000 in final settlement of the property damage portion of their insurance claim of which $946,000 was recorded as other income. The business interruption portion of the claim is still pending.

     In fiscal 1996, the Company had other non-operating income of $62,000 compared to other non- operating expense of $163,000 in fiscal 1995. The shift from non operating expense to non operating income results from non-recurring items which were recorded in fiscal 1995. In fiscal 1995, the Company wrote-off an investment of $128,000 as well as forgave interest of $87,000 on notes due from a former officer of the Company which were canceled in exchange for a return of Common Stock.

FISCAL ENDED JUNE 30, 1995 COMPARED TO FISCAL ENDED JUNE 30, 1994

     Revenues for these periods consisted of net sales of products, research and development revenue, milestone fees and royalty income. Revenues increased 8% to $4,567,000 in fiscal 1995 from $4,236,000 in the fiscal year ended June 30, 1994 ("fiscal 1994"). Net sales of products increased to $1,358,000 for fiscal 1995 from $365,000 in fiscal 1994. This increase was primarily due to sales of the Angio-Seal sub-assemblies to AHP for its sales launch in Europe. Partially offsetting this increase was an $18,000 decrease in sales of collagen-based products for non-medical applications, mostly for cosmetics, reflecting the Company's reduced marketing emphasis in this area. Research and development revenue decreased 58% to $468,000 for fiscal 1995 from $1,121,000 in fiscal 1994. This decrease was due to the timing of the Angio-Seal clinical trial and development program which was substantially completed in fiscal 1994. Milestone fees decreased to $2.7 million in fiscal 1994. The fiscal 1995 payment represented the milestone amounts received from AHP for the approval of the Angio-Seal in France, while the fiscal 1994 payment of $2.75 million represented the milestone payment for the submission of the Angio-Seal PMA to the FDA. The Company first earned royalties on sales of the Angio-Seal in France and Germany in fiscal 1995. Because no products were sold pursuant to the AHP License Agreements in fiscal 1994, there was no royalty income in that year.

     Cost of products sold increased to $1,468,000 for fiscal 1995 from $369,000 in fiscal 1994. The negative gross profit of $(110,000) in fiscal 1995 was due to the expense incurred with the initiation of manufacturing, assembly operations and manufacturing/engineering support functions necessary to provide commercial requirements of the Angio-Seal to AHP.

     Research and development expense, including regulatory and clinical expense, decreased 28% to $3,034,000 for fiscal 1995 from $4,230,000 for fiscal 1994. This decrease was primarily due to a reduction in expenses associated with the Angio-Seal clinical trials which were substantially completed in fiscal 1994. Outside expenses associated with clinical trails were approximately $500,000 lower in fiscal 1995. In addition, legal fees and maintenance fees associated with patents were reduced by approximately $200,000 in 1995, and costs associated with outside laboratory testing fees related to the Company's collagen which occurred in 1994 were reduced by approximately $300,000. Outside professional fees associated with the Angio-Seal and other research and development programs were reduced in 1995 by approximately $250,000.

     Selling, general and administrative expense decreased 13% to $1,850,000 for fiscal 1995 from $2,115,000 for fiscal 1994. This decrease was primarily due to a decrease in bonus expense of $434,000, which includes a reversal of bonuses declared in fiscal 1994 of $300,000, partially offset by an increase in consulting fees of approximately $131,000.

     Deferred compensation, officers and directors increased to $1,182,000 for fiscal 1995 from $45,000 in fiscal 1994 due to increased vesting of units from June 30, 1995 and the difference between the fair market value of each unit on June 30, 1994 of $8.00 and on June 30, 1995 0f $8.75 with respect to employee stock rights of officers and directors.

     Interest expense increased 36% to $1,115,000 in fiscal 1995 from $822,000 in fiscal 1994. This increase was primarily due to additional interest due to AHP of $204,000 as a result of an increase in the prime rate in fiscal 1995 and the accrual of unpaid interest. Interest due on the Investor Notes incresed $79,000 reflecting the increase in the interest rate from 14% to 18% in January 1995 because these notes were in default.

     Interest income increased to $34,000 in fiscal 1995 from $15,000 in fiscal 1994. This increase was primarily due to increased interest earned on notes due from certain officers of the Company.

     Other (expense) income increased to a net expense of $164,000 in fiscal 1995 from a net expense of $15,000 in fiscal 1994. This increase in expense was due primarily due to a write-off of an investment of $128,000 and the forgiveness of interest of $87,000 due on notes from the Company's former officers which were canceled in fiscal 1995 in exchange for a return of Common Stock. Partially offsetting this increase was grant income of $43,000 from the National Science Foundation for a collagen-based project which was completed in August 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through the sale of equity securities, licensing of technology, research and development arrangements, debt and product sales. On December 13, 1995, the Company completed an initial public offering, issuing 2.7 million shares of Common Stock at $12.00 per share, resulting in approximately $29.1 million in net proceeds to the Company. The proceeds are being used primarily for research and development, including clinical trials; expansion of the Company's manufacturing capabilities; repayment of certain indebtedness; and working capital and general corporate purposes.

     Net cash used in the Company's operating activities during fiscal years 1996 and 1995 was $5.1 and $1.2 million, respectively. The increase in net cash used in operating activities was partially due to a $1.7 million increase in the Company's net loss in fiscal year 1996 from fiscal year 1995. Fiscal year 1995 included a $2.7 million milestone payment from AHP which resulted in a substantially reduced loss for that period. In addition, changes in asset and liability balances in fiscal 1996 from fiscal 1995 resulted in a $2,044,000 increase in cash flow used in operating activities. This is primarily due to accounts receivable which increased $1,769,000 from 1995 as a result of increased trade receivables and insurance proceeds receivable.

     Capital expenditures were $1,728,000 in fiscal year 1996 of which $1,279,000 related to reconstruction of the damaged facility and replacement of destroyed equipment. The remaining capital expenditures related to the expansion of the Company's manufacturing capabilities.

     The Company's cash, cash equivalents and short-term investments were $11,734,000 at June 30, 1996. In addition, the Company has pledged $2,918,000 in investments (not included in the $11,734,000) as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock in settlement of the employee stock rights at the time of the Company's initial public offering. In exchange for the Company's pledging this collateral, the employees have pledged their Common Stock as collateral to the Company.

     During fiscal year 1996, the Company received $1,482,000 under the Credit Agreement, advances from AHP and other notes payable. In December 1995, the Company paid $6,743,000 in full settlement of the 18% notes held by former investors. In addition, the Company repaid to AHP the outstanding advance balance (not under the Credit Agreement) of $1,945,000 in February 1996.

     The Company had $6,357,000 of debt and accrued interest outstanding under the AHP Credit Agreement as of June 30, 1996. Interest accrues at the prime rate of interest plus 2% (10.25% at June 30, 1996). The debt matures at the earlier of pre-market approval for the Angio-Seal from the FDA or December 31, 1996. The FDA approval requires AHP to pay the Company a total of $4,050,000 ($1,050,000 milestone fee and $3,000,000 royalty advance). Management's intention is to use the milestone fee and royalty advance to repay a portion of the Credit Agreement balance and the remainder will be repaid from cash on hand.

     The Company anticipates that its results of operations will fluctuate for the foreseeable future due to a number of factors. Such factors include the timing of future regulatory approvals, AHP's performance in the manufacturing, marketing and distribution of the Angio-Seal Product Line, its pursuit of regulatory approvals in the United States and in countries outside of Europe including Japan and Australia, the results of ongoing and planned clinical trials for the Angio-Seal and other products, the acceptance of the Company's products in the marketplace and competitive products generally and in particular those designed for the sealing of arterial site punctures.

     The Company plans to continue to expend substantial resources in funding clinical trials to gain regulatory approvals and make additional marketing claims and continue to expand research and development activities for the Angio-Seal, Laparo-Seal, rotary technology and biomaterials products.

     The Company believes the initial public offering proceeds combined with cash generated from operations will be sufficient to meet the Company's operating and capital requirements through at least the end of the fiscal year 1997.

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of

1995. The Company cautions that a number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, timing of future FDA approvals, announcements of technological innovations or the introduction of new products by the Company or its competitors, the time, effort and priority level that AHP attaches to Angio-Seal and AHP's ability to successfully manufacture and market the Angio-Seal, the Company's ability to manufacture Angio-Seal components, competition by rival developers of puncture closure devices, general business conditions in the healthcare industry and general economic conditions. These important factors and other factors which could affect the Company's results are more fully discussed in the Company's Prospectus dated December 13, 1995 under "Risk Factors" and are detailed in the Company's filing with the Securities and Exchange Commission. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Common Stock.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, with the report of the independent auditors, listed in Item 14, are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this item is incorporated by reference from the "Election of Directors", "Executive Officers", and "Compliance with Section 16(a) of the Exchange Act" sections of the Company's definitive Proxy Statement in connection with its 1996 Annual Meeting of Stockholders scheduled to be held on December 4, 1996 (the "1996 Proxy Statement"), which will be filed with the Securities and Exchange Commission on or before October 30, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     Information in response to this item is incorporated by reference to the 1996 Proxy Statement captioned "Executive Compensation and Certain Transactions".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Shareholders" and "Security Ownership of Management" in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(A) 1.  FINANCIAL STATEMENTS

     The following financial statements of the Company and Report of Deloitte & Touche LLP, Independent Auditors are included in this report:

     Report of Deloitte & Touche, LLP

     Consolidated Balance Sheets as of June 30, 1996 and 1995

     Consolidated Statements of Operations for the Years Ended June 30, 1996, 1995 and 1994

     Consolidated Statements of Stockholder's Equity for the Years Ended June 30, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

     To the Board of Directors and Shareholders of Kensey Nash Corporation:

     We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kensey Nash Corporation as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


     DELOITTE & TOUCHE LLP
     Philadelphia, Pennsylvania

     August 6, 1996

KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                   JUNE 30,       JUNE 30,
ASSETS                                                                               1996           1995

CURRENT ASSETS:
 Cash and cash equivalents                                                      $  4,549,707    $     7,866
 Short-term investments                                                            7,184,244
 Trade receivables                                                                   914,502        103,782
 Other receivables (including approximately $21,000 and $18,000 at
  June 30, 1996 and 1995, respectively, due from employees) (Note 11)               1,017,811         59,211
 Inventory (Note 1)                                                                  412,843        436,055
 Prepaid expenses and other                                                          259,906         75,750
                                                                                ------------    -----------
     Total current assets                                                         14,339,013        682,664
                                                                                ------------    -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
 (Notes 1 and 11):
 Leasehold improvements                                                            1,828,106        504,813
 Machinery, furniture and equipment                                                1,878,993      1,531,984
                                                                                ------------    -----------

     Total property, plant and equipment                                           3,707,099      2,036,797
 Accumulated depreciation                                                         (1,344,329)      (974,393)
                                                                                ------------    -----------

     Net property, plant and equipment                                             2,362,770      1,062,404
                                                                                ------------    -----------

OTHER ASSETS:
 Restricted investments (Note 9)                                                   2,917,539
 Leased property under capital leases, less accumulated amortization of
  $102,692 and $42,751 at June 30, 1996 and 1995, respectively (Note 5)              112,047        154,568
 Noncompete agreement, net of accumulated amortization of $88,351
  and $68,347 at June 30, 1996 and 1995, respectively (Note 1)                        11,649         31,653
                                                                                ------------    -----------

     Total other assets                                                            3,041,235        186,221
                                                                                ------------    -----------

TOTAL                                                                           $ 19,743,018    $ 1,931,289
                                                                                ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable                                                               $    839,437    $   982,151
 Accrued expenses                                                                    400,813        371,864
 Current portion of notes payable, line of credit and capital
  lease obligations (Notes 2, 5 and 6)                                             6,400,631     11,193,661
 Advances from American Home Products and others (Notes 1, 2 and 6)                   20,000      2,179,022
                                                                                ------------    -----------

     Total current liabilities                                                     7,660,881     14,726,698
                                                                                ------------    -----------

DEFERRED COMPENSATION (including $2,250,447 due to officers
 directors at June 30, 1995 (Notes 1, 3 and 13)                                                   3,192,262

NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL
 LEASES, long term portion (Notes 2, 5 and 6)                                         81,348        107,635
                                                                                ------------    -----------

     Total liabilities                                                             7,742,229     18,026,595
                                                                                ------------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, 9, 13 and 15)

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at June 30, 1996 and 1995 (Note 14)
 Common stock, $.001 par value, 25,000,000 shares authorized,
  7,156,493 and 4,000,000 shares issued and outstanding at
  June 30, 1996 and 1995, respectively (Notes 1, 3 and 13)                             7,156          4,000
 Capital in excess of par value (Notes 1, 3 and 13)                               33,815,216          4,000
 Accumulated deficit                                                             (21,821,583)   (15,906,010)
                                                                                ------------    -----------

     Total                                                                        12,000,789    (15,898,010)

Less: Notes receivable - other (Note 3)                                                            (197,296)
                                                                                ------------    -----------

     Total stockholders' equity (deficiency)                                      12,000,789    (16,095,306)
                                                                                ------------    -----------

TOTAL                                                                           $ 19,743,018    $ 1,931,289
                                                                                ============    ===========

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                  YEAR ENDED
                                                                 -----------------------------------------------
                                                                     JUNE 30,       JUNE 30,        JUNE 30,
                                                                      1996           1995             1994
REVENUES (Notes 1 and 2):
  Net sales                                                       $ 1,315,097       $  1,358,105    $    365,183
  Research and development                                          1,575,405            467,630       1,121,100
  Milestone fees                                                                       2,700,000       2,750,000
  Royalty income                                                       76,303             41,301
                                                                 ------------       ------------     -----------

          Total revenues                                            2,966,805          4,567,036       4,236,283
                                                                 ------------       ------------     -----------

OPERATING COSTS AND EXPENSES
  Cost of products sold                                             1,636,902          1,467,712         369,196
  Research and development                                          3,580,713          3,033,900       4,229,846
  Selling, general and administrative
  (Notes 3, 4 and 11)                                               2,132,151          1,849,895       2,114,942
  Deferred compensation, officers and directors
   (Notes 3 and 13)                                                 1,493,576          1,182,434          45,000
  Product return (Note 10)                                            573,961
                                                                 ------------       ------------    ------------

          Total operating cost and expenses                         9,417,303          7,533,941       6,758,984
                                                                 ------------       ------------    ------------

LOSS FROM OPERATIONS                                               (6,450,498)        (2,966,905)     (2,522,701)
                                                                 ------------       ------------    ------------

OTHER INCOME (EXPENSES):
  Interest expense (Notes 3 and 13)                                  (473,481)        (1,081,278)       (807,679)
  Insurance settlement (Note 11)                                      945,990
  Other                                                                62,416           (163,441)        (15,064)
                                                                 ------------       ------------    ------------

          Total other (expenses) - net                                534,925         (1,244,719)       (822,743)
                                                                 ------------       ------------    ------------

NET LOSS                                                         $ (5,915,573)      $ (4,211,624)   $ (3,345,444)
                                                                 ============       ============     ============

LOSS PER COMMON SHARE (Note 1)                                   $      (1,00)      $      (0,92)    $     (0,73)
                                                                 ============       ============     ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (Note 1)                                        5,927,342          4,598,547       4,586,821
                                                                 ============       ============     ===========


See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------

                                                             CAPITAL                        NOTES
                                                            IN EXCESS                    RECEIVABLE-       NOTES
                                          COMMON STOCK        OF PAR    ACCUMULATED         STOCK       RECEIVABLE-
                                      --------------------
                                        SHARES    AMOUNT      VALUE       DEFICIT          PURCHASE        OTHER         TOTAL
BALANCE, JUNE 30, 1993                4,120,000  $ 4,120  $   978,989   $ (8,348,942)    $(1,061,986)   $ (85,336)   $  (8,513,155)

 Officer borrowings, net (Note 3)                                                                         (60,960)         (60,960)

 Net loss                                                                 (3,345,444)                                   (3,345,444)

 Settlement with former Chief
  Executive Officer (Note 13)           (60,000)     (60)    (491,445)                       491,505

 Issuance of shares to former
  President (Note 13)                   100,000      100      799,900                       (800,000)

 Interest on note receivable -
  stock purchases (Note 13)                                    86,839                        (86,839)
                                     ----------  -------  -----------   ------------     -----------    ---------    -------------

BALANCE, JUNE 30, 1994                4,160,000    4,160    1,374,283    (11,694,386)     (1,457,320)    (146,296)     (11,919,559)

 Officer borrowings, net (Note 3)                                                                         (51,000)         (51,000)

 Net loss                                                                 (4,211,624)                                   (4,211,624)

 Settlement with former President
  and former Chief Executive Officer
  Note (13)                            (160,000)    (160)  (1,370,283)                     1,457,320                        86,877
                                     ----------  -------  -----------   ------------     -----------    ---------    -------------

BALANCE, JUNE 30, 1995                4,000,000    4,000        4,000    (15,906,010)                    (197,296)     (16,095,306)

 Stock issued upon initial public
  offering (Note 1)                   2,700,000    2,700   28,891,300                                                   28,894,000

 Net loss                                                                 (5,915,573)                                   (5,915,573)

 Stock awards to consultants
  (Notes 1 and 13)                        16,667       17      199,983                                                      200,000

 Issuance of stock to employees         423,493      423    4,596,549                                                    4,596,972

 Repayment of officer borrowings
  (Note 3)                                                    (68,460)                                    197,296          128,836

 Officers' bonus reversal               (17,000)     (17)    (208,123)                                                    (208,140)

 Prior officers' stock appreciation
  rights (Notes 1 and 13)                33,333       33      399,967                                                      400,000
                                     ----------  -------  -----------   ------------     -----------    ---------    -------------

BALANCE, JUNE 30, 1996                7,156,493  $ 7,156  $33,815,216   $(21,821,583)    $              $            $  12,000,789
                                     ==========  =======  ===========   ============     ===========    =========    =============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         JUNE 30,         JUNE 30,         JUNE 30,
                                                                          1996             1995             1994

OPERATING ACTIVITIES:
 Net loss                                                             $ (5,915,573)    $ (4,211,624)    $ (3,345,444)
 Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
  Depreciation and amortization                                            500,453          351,570          261,302
  Write-off of real estate investment                                                       127,786
  Loss on sale of property, plant and equipment                              7,219            5,620           26,876
  Deferred revenue earned                                                                                   (193,202)
  Deferred compensation                                                  1,728,110        1,617,140          383,119
  Interest expense not requiring cash                                      622,852        1,102,130          815,836
 Changes in assets and liabilities which provided (used) cash:
  Accounts receivable                                                   (1,769,320)         487,629         (570,762)
  Prepaid expenses and other current assets                               (184,156)          13,955           60,977
  Inventory                                                                 23,212         (161,273)        (226,670)
  Accounts payable and accrued expenses                                   (113,765)        (502,269)         895,465
                                                                      ------------      -----------      -----------

    Net cash used in operating activities                               (5,100,968)      (1,169,336)      (1,892,503)
                                                                      ------------      -----------      -----------

INVESTING ACTIVITIES
 Additions to property, plant and equipment                             (1,728,093)        (546,834)        (336,406)
 Proceeds from sale of property, plant and equipment                                         58,046           22,992
 Notes receivable - other, net of repayments                                                (51,000)         (60,960)
 Purchase of investments                                               (10,101,783)
 Redemption of short-term investment                                                         31,575
                                                                      ------------      -----------      -----------
    Net cash used in investing activities                              (11,829,876)        (508,213)        (374,374)
                                                                      ------------      -----------      -----------

FINANCING ACTIVITIES:
 Principal payments under capital leases                                   (37,462)         (39,204)         (12,919)
 Proceeds from notes payable and line of credit                          1,037,327           19,715        1,800,000
 Repayments of long-term debt                                           (6,769,454)          (7,931)         (37,876)
 Net advance borrowings (repayments)                                    (1,849,022)       1,709,485          469,537
 Proceeds from IPO                                                      29,091,296
                                                                      ------------      -----------      -----------
    Net cash provided by financing activities                           21,472,685        1,682,065        2,218,742
                                                                      ------------      -----------      -----------

INCREASE (DECREASE) IN CASH                                              4,541,841            4,516          (48,135)

CASH, BEGINNING OF YEAR                                                      7,866            3,350           51,485
                                                                      ------------      -----------      -----------

CASH, END OF YEAR                                                     $  4,549,707      $     7,866      $     3,350
                                                                      ============      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for income taxes                                           $          0      $         0      $         0
                                                                      ============      ===========      ===========

See notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

 During the years ended June 30, 1996 and 1994, $310,000 and $1,500,000, respectively, were converted from advances to borrowings under the Credit Agreement (see Note 6).

 Capital lease obligations of $17,420 and $100,603 and $96,716 were incurred during the years ended June 30, 1996, 1995 and 1994, respectively, when the Company entered into new equipment leases (see Note 5).

 During the year ended June 30, 1994, the Company sold 100,000 shares of Common Stock to its former President. The consideration given was a promissory note for $800,000. During the year ended June 30, 1995, the Company repurchased these shares of Common Stock in conjunction with his termination of employment with the Company. The consideration given by the Company was the return of the related note (see Note 13).

 During the year ended June 30, 1994, the Company repurchased 60,000 shares of Common Stock from its former Chief Executive Officer in conjunction with his termination of employment with the Company. The consideration given by the Company was the return of a note amounting to $491,505 given by this officer. During the year ended June 30, 1995, the Company purchased the remaining 60,000 shares issued to this former officer. The consideration given by the Company was the return of the related note (see Note 13).

KENSEY NASH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS - Kensey Nash Corporation (the "Company") designs, develops and manufactures a propriety line of absorbable medical devices for the sealing of arterial punctures created during cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company was incorporated in Delaware on August 6, 1984.

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Kensey Nash Corporation and Kensey Nash Holding Company. All intercompany transactions and balances have been eliminated. Kensey Nash Holding Company, incorporated in Delaware on January 8, 1992 was formed to hold title to certain Company patents and has no operations.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the period.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 1996 and 1995, because of the relatively short maturity of these instruments. The fair value of short-term investments is based on quoted market prices.

     INVESTMENTS - Investments at June 30, 1996 consist of short-term Certificates of Deposits and U.S. Treasury Bills. Such investments have been classified as available for sale securities except for those pledged as collateral which are included as restricted investments (see Note 9). As of June 30, 1996, the fair market value of all investments approximates cost.

     INVENTORY - Inventory is stated at the lower of cost (determined by the average cost method which approximates FIFO) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                                        JUNE 30,
                                             ----------------------------
                                                 1996           1995

          Raw materials                        $394,043        $414,168
          Work in process                       18,800          21,887
                                               --------        --------

          Total                                $412,843        $436,055
                                               ========        ========

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment consists primarily of machinery and equipment and leasehold improvements and is recorded at cost. Maintenance and repairs are expensed as incurred. Machinery, furniture and equipment is depreciated using the straight-line method over its useful life ranging from five to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or useful life of the asset.

PATENTS - Due to the long development cycle for patents, the Company is unable to measure the recoverability of these costs when incurred; therefore, such costs are expensed as incurred.

NONCOMPETE AGREEMENT - In January 1992, the Company acquired certain assets of a biomaterials company for approximately $204,000. In conjunction therewith, the Company paid an additional $100,000 for a noncompete agreement with such company. The cost of the noncompete agreement is being amortized over the 5-year term of the agreement.

REVENUE RECOGNITION - Revenue under research and development contracts is recognized as the related costs are incurred; licensing fees and milestone payments under the agreements with American Home Products Corporation ("AHP") (see Note 2) are recognized when the earnings process is complete and an exchange has taken place; and revenue for sales is recognized when the related product is shipped.

ADVANCES FROM AMERICAN HOME PRODUCTS - Advances from AHP represent payments received in advance under the AHP agreements (see Note 2). Such revenue is earned when the related milestone is met under the AHP agreements.

INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

LOSS PER SHARE - For the years ended June 30, 1996, 1995 and 1994 the weighted average common shares outstanding has been increased by 446,437 shares, which is the number of Common Stock equivalents issued within one year of the public offering with exercise prices below the initial public offering price. No adjustments have been made for Common Stock equivalents issued prior or subsequent to the above period as such common stock equivalents have an antidilutive effect on the loss per share.

STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", which will become effective for the Company in fiscal year 1997. This statement defines a fair value based method of accounting for an employee stock option and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, as the Company has elected, it also allows an entity to continue to measure compensation costs for those plans using the method prescribed in APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, when adopted, will not have a material impact on the financial position or results of operations of the Company but will require expanded disclosure regarding the Company's stock based compensation plans.

IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which will become effective in the Company's 1997 fiscal year. This statement requires long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The resultant impairment, if any, would be measured based on the fair value of the asset. Management believes that the adoption of SFAS No. 121 will not have a material impact on the Company's results of operations or financial position.

     INITIAL PUBLIC OFFERING - On December 13, 1995 the Company sold 2,700,000 shares of Common Stock in an initial public offering (the "IPO"). The net proceeds from the IPO (approximately $29.1 million) have been and will continue to be used primarily for research and development, including clinical trials; expansion of the Company's manufacturing capabilities; repayment of certain indebtedness (see Note 6); working capital and general corporate purposes.

     In connection with the offering, the Company's Board of Directors authorized a one-for-two reverse stock split to shareholders, effective December 6, 1995, and increased the authorized number of shares to 25,000,000. Accordingly, all share and per share amounts have been retroactively restated.

     PRESENTATION - Certain items in the 1994 and 1995 consolidated financial statements have been reclassified to conform with the presentation in the 1996 consolidated financial statements.

2.   AHP AGREEMENTS

     The Company has entered into a strategic alliance with AHP which incorporates Unites States and foreign license agreements (together, the "License Agreements"), a Research and Development Agreement, a Collagen Supply Agreement and a Credit Agreement (see Note 6).

     THE LICENSE AGREEMENTS - On September 4, 1991, the Company entered into the License Agreements with AHP to develop the Angio-Seal. Under the provisions of these agreements, both parties are responsible for the further development of the product and AHP has exclusive rights to manufacture and market all current and future sizes of the Angio-Seal worldwide.

     The Company receives certain "licensing and milestone fees," up to $11.0 million in total, as set forth in the License Agreements. At June 30, 1996 and 1995, the remaining milestone fee consists of a $1.05 million payment. In addition, a $3.0 million advance is available on future royalties. Both the advance as well as the remaining milestone payment are to be received upon the premarket approval by the U.S. Food and Drug Administration ("FDA") to produce and market the Angio-Seal in the United States.

     Under the License Agreements, the Company receives royalty payments based upon a percentage of the revenues generated from the sale of the Angio-Seal. The License Agreements also provide for certain minimum royalty payments during the first five years after receiving FDA approval.

     AHP has also been providing the Company with advances. Advances of approximately $221,413 and $1.45 million were received in the fiscal years ended June 30, 1996 and 1995, respectively. These advances were shown as advances in the Company's consolidated balance sheet along with advances under the Research and Development Agreement at June 30, 1995. The Company repaid all such advances with the proceeds of the IPO.

     THE RESEARCH AND DEVELOPMENT AGREEMENT - The Company and AHP have entered into an agreement whereby AHP has agreed to fund certain ongoing research and development costs incurred by the Company. The Company contributes one-third of such research and development costs while AHP contributes the remaining two-thirds. Prior to the Company's IPO, AHP funded the Company's portion of such costs. Such amounts were recorded as advances from AHP and totaled $721,879 at June 30, 1995. An additional $223,243 was recorded as advances in fiscal year 1996, prior to the IPO. The Company repaid the $945,127 of research and development advances with proceeds from the IPO and subsequently has taken no further advances from AHP.

     THE COLLAGEN SUPPLY AGREEMENT - Pursuant to an agreement entered into with AHP in May 1995, the Company agreed to manufacture collagen to be used in the Angio-Seal. AHP agreed to a minimum purchase requirement from the Company for five years beginning May 31, 1995.

3.   RELATED PARTY TRANSACTIONS

     Notes receivable - other, which were repaid at the date of the Company's IPO (see Note 2), represented amounts due from current and former officers of the company. The Company classified such amounts as a component of stockholders' equity (deficiency) in the consolidated balance sheet due to their being collateralized primarily by Common Stock and Common Stock equivalents. Total interest income earned by the Company on these notes was $9,322, $26,274 and $6,560 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

     See Note 13 for a discussion of related party transactions with certain former officers and transactions related to Employee Stock Rights issued to current and former officers and an outside director.

     For the fiscal years ended June 30, 1996, 1995 and 1994 the Company incurred $785,524 (of which $496,580 was offset against proceeds of the Company's IPO), $56,080 and $143,000, respectively, in legal fees with a law firm which serves as the Company's general counsel for all corporate legal affairs. Certain current and former partners of such firm have interests in an investment partnership that owns 50,000 shares of the outstanding Common Stock of the Company and held a promissory note in the principal amount of $133,330 at June 30, 1995 (including in the Investor Notes - See Note 6).

4.   ACCRUED BONUS

     As of June 30, 1994, the Company accrued a bonus of $300,000 to be paid to officers and key employees. In 1995, due to the lack of available funds and turnover of certain officers and employees, management decided not to pay the bonus. Accordingly, the accrual was reversed in fiscal 1995 and is included in the consolidated statements of operations as a reduction of selling, general and administrative expenses in fiscal 1995.

5.   LEASES

     At June 30, 1996, future minimum annual rental commitments under noncancelable lease obligations are as follows.

                                                     CAPITAL      OPERATING
                                                     LEASES        LEASES
                                                 -------------------------------
  YEAR ENDING JUNE 30:
  1997                                            $    60,930   $   274,654
  1998                                                 44,468       258,276
  1999                                                 33,993       266,267
  2000                                                 16,305       274,933
  2001                                                  3,530       290,933
                                                  -----------   -----------
  Total minimum lease payments                        159,226   $ 1,365,054
                                                  -----------   ===========

  Amount representing interest (at rates
  ranging from 7.25% to 10.25%)                       (34,071)
                                                  -----------

  Present value of net minimum lease payments     $  125,155
                                                 ===========

   Capital leases are for various types of equipment, as follows:

                                                            JUNE 30,
                                                 ----------------------------
          CLASSES OF PROPERTY                       1996              1995

          Office equipment                       $  38,280         $  20,860
          Computer equipment                        77,002            77,002
          Other equipment                           99,457            99,457
          Accumulated amortization                (102,692)          (42,751)
                                                 ----------         --------

          Total                                  $ 112,047         $ 154,568
                                                 ==========         ========

   Such assets are amortized over periods ranging from three to five years, which represents the lesser of the term of the lease or useful life of the asset.

   The majority of rent expense is for the Company's facility in Exton, Pennsylvania. The Company also has various office and manufacturing equipment operating leases. Rent expense for the fiscal years ended June 30, 1996, 1995 and 1994 was approximately $279,000, $251,000 and $211,000, respectively.

6. NOTES PAYABLE AND LINE OF CREDIT

   Amounts outstanding under notes payable and the Company's credit agreement with AHP (the "Credit Agreement") are shown in the following table. The Investor Notes were repaid with proceeds from the IPO (see Note 2).


                                                            JUNE 30,
                                                 ----------------------------
                                                    1996              1995

     The Credit Agreement                        $6,356,824        $ 4,722,047
     Investors Notes                                                 6,411,900
     Other                                                              22,152
                                                 ----------         ----------
     Total                                        6,356,824         11,156,099
     Current portion                             (6,356,824)       (11,136,385)
                                                 ----------         ----------
     Long-term notes payable and line of credit  $                 $    19,714
                                                 ==========         ==========


   THE CREDIT AGREEMENT - At June 30, 1995, the Company had a $4,000,000 Credit Agreement with AHP which was extended to $5,000,000, after June 30, 1995, (after June 30, 1995, $300,000 of advances at June 30, 1995 were converted to borrowings under the Credit Agreement). Debt outstanding under the Credit Agreement includes accrued interest of $1,356,824 and $722,047 at June 30, 1996 and 1995, respectively. Interest accrues at a rate of prime plus 2% (10.25% at June 30, 1996 and 11% at June 30, 1995) and is payable at maturity. Under the terms of the Credit Agreement, AHP may offset future milestones and advances against amounts due under the Credit Agreement at June 30, 1996. In addition, patent rights for the Angio-Seal are pledged as collateral and the Company may not pay any cash dividends. Loans made under this facility mature at the sooner of a receipt of premarket approval for the Angio-Seal from the FDA, or December 31, 1996. Pre-market approval for the Angio-Seal was expected to have been received from the FDA in fiscal 1996. The Company now expects the pre-market approval early in fiscal year 1997. Accordingly, the Company classified this obligation as a current liability in its consolidated balance sheets at June 30, 1996 and 1995.

   INVESTOR NOTES - Amounts outstanding at June 30, 1995 represent principal and accrued interest due on notes held by former investors which were due in January 1995. The Investor Notes were repaid in full during December 1995 with proceeds from the Company's IPO.

   OTHER - The Company had entered into certain notes payable agreements to finance equipment purchases and computer software upgrades at June 30, 1995. During fiscal year 1996, the Company repaid all amounts outstanding under such agreements with proceeds from the IPO.

7. RETIREMENT PLAN

   The Company has a 401(k) Salary Reduction Plan and Trust (the "401(k) Plan") in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. Company contributions are discretionary. The Company has not made any contributions to the 401(k) Plan to date.

8. INCOME TAXES


   The Company accounts for income taxes under SFAS No. 109, which generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss ("NOL") carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled are reflected in the financial statements in the period of enactment. Significant components of the Company's deferred taxes are as follows:


                                                            JUNE 30,
                                                 ----------------------------
                                                    1996              1995

          Deferred Compensation                                    $3,192,262
          Accrued for:
           Vacation                              $  23,128             20,241
           Bonuses                                 130,000            160,000
          Basis difference - patents               488,998            (33,351)
          Basis difference - fixed assets          145,839            216,582
          Prepaid insurance                       (107,789)
          Other                                        581                581
                                               -----------        -----------

                                                   680,757          3,556,315
          Effective tax rate                         40.59%             42.00%
                                               -----------        -----------

          Deferred tax asset                       276,319          1,493,652
          NOL carryforwards (expiring between
           2001 and 2011)                        5,354,744          3,089,703
                                               -----------        -----------

                                                 5,631,063          4,583,355
          Less valuation allowance              (5,631,063)        (4,583,355)
                                               -----------        -----------

                                               $         0        $         0
                                               ===========        ===========

     The Company's entire deferred tax asset is offset by a valuation allowance due to the uncertainity surrounding future earnings. At June 30, 1996, the Company had NOL carryforwards for federal and state tax purposes totaling $17.2 and $1.0 million, respectively. A portion of the NOL may be subject to various statutory limitations as to its usage.

9.   COMMITMENTS AND CONTINGENCIES

     The Company has pledged $2,917,539 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred as the result of the receipt of Common Stock in settlement of the Employee Stock Rights (see Notes 1 and 13). In exchange for the Company pledging collateral for such loans each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $2,146,090 at June 30, 1996.

10.  PRODUCT RETURN

     In January 1996, as a result of internal routing testing, the Company and AHP withdrew two production lots from sale in Europe, although neither the Company nor AHP had received any complaints concerning the product. After further testing on the withdrawn production lots, it was determined as a precautionary measure to withdraw the remaining inventory at AHP's European facility. In connection with this withdrawal, the Company recognized a pretax charge of $573,961 in its consolidated statements of operations during the year ended June 30, 1996, The Company has taken corrective action to resolve this issue and resumed production after the reconstruction of the damaged facility (see Note 11). Management does not believe there will be any further impact of such withdrawal on consolidated financial statement of the Company .

11.  MAJOR DAMAGE TO FACILITY

     On January 8, 1996, the Company's facility sustained significant damage from a roof collapse resulting from a major snowstorm. The production of the Company's product was halted until the destroyed facilities could be reconstructed. Construction was completed in late March 1996 and production resumed at such time, The Company maintains insurance for both property damage and business interruption. The policy providing the coverage is subject to a $1,000 deductible.


     Under the property damage portion of the policy, the Company recovered $1,186,169 as final settlement for property damage in fiscal year 1996. The remaining $686,619 has been recorded as a component of other receivables at June 30 1996 and was received in July 1996. Of the settlement amount, $240,269 represents reimbursable losses and expenses of the Company related to the facility damage. Such amount is presented net in the selling, general and administrative line item of the consolidated statement of operations. The Company also expended $729,389 for capital expenditures to reconstruct the damaged facility and replace destroyed equipment during the year ended June 30, 1996. Proceeds received for such capitalized items have been presented as a component of other income as a separate line item on the consolidated statement of operations along with the net gain on the property damage insurance settlement of $216,601.

     Under the business interruption portion of the policy, the Company incurred continuing fixed expenses during the reconstruction period which are covered expenses under the policy. As such, the Company recorded $287,742 in continuing fixed payroll costs and related benefits as a component of other receivables at June 30, 1996. The related cost of products sold, selling general and administrative expense and research and development expense have been offset in the consolidated statements of operations by $199,642, $29,073 and $59,027, respectively. Any amounts received in excess of continuing fixed expenses will be recorded as income when the related claim is settled.

   The Company continues to pursue additional recoveries under its business interruption policies related to the damage of the facility. The full recovery amount of the insurance claim is still being investigated and, as such, had not been filed with the carrier as of June 30, 1996.

12. CONCENTRATION OF CREDIT RISK

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments with high quality financial institutions and has established guidelines relative to diversification and maturities that maintain safety and high liquidity. With respect to trade accounts receivable, such receivables are primarily with the Company's strategic alliance partner, AHP (97% of trade receivables at June 30, 1996) (see Note 2). The Company performs ongoing credit evaluations on the remainder of its customers' financial conditions but does not require collateral to support customer receivables. During fiscal year 1996, sales to AHP amounted to $1,068,381, which represents 81% of the Company's total consolidated net sales. In addition, 100% of the Company's research and development revenue is derived from the Research and Development Agreement with AHP (see Note 2). The loss of the strategic alliance with AHP would have a material adverse impact on the Company.

13.CERTAIN COMPENSATION AND EMPLOYMENT AGREEMENTS

   EMPLOYMENT AGREEMENTS WITH CERTAIN OFFICERS - The Company has entered into employment agreements with certain of its officers which provide for aggregate annual base salaries of $730,000 through June 1998.

   EMPLOYEE STOCK RIGHTS - The Company had certain Stock Appreciation Plans, Phantom Stock Plans and Stock Award obligations (together the "Employee Stock Rights") which were settled in full and the related plans canceled upon completion of the Company's IPO.

   Under the Phantom Stock Plans, 439,478 units, each equivalent to one share of common stock, had been awarded to employees of the Company (including 305,000 to current and former officers and directors). Until the conversion of such units to Common Stock at the IPO, the value of the units was estimated each year at fair market value and related compensation expense recorded. At the IPO in December 1995 and during the fiscal years ended June 30, 1995 and 1994, compensation expense of $2,082,518, $1,530,263 and $383,119, respectively, was recorded (of which $1,493,576, $1,182,434 and $45,000, respectively, related to officers and directors). At June 30, 1995, deferred compensation liability of $3,192,262 related to these plans.

   Under the Stock Appreciation Plans, 100,000 units, equivalent to one share of Common Stock , had been awarded in the fiscal year ended June 1995 to former officers of Company without cost. The units were assigned a value of $8.00 per share. Upon closing of the IPO, the benefit paid to participants was 33,333 shares of the Company's Common Stock (equivalent to the excess of the offering price of $12 per share over the unit value of $8.00 per share) and related compensation expense of $400,000 was recorded.

   During the fiscal year ended June 30, 1995, the Company gave Stock Awards or rights to receive Common Stock, valued at $200,000 to certain consultants of the Company in recognition of their services to the Company. The stock was issued upon completion of the Company's IPO and the related expense recorded as a component of selling, general and administrative expense for the year ended June 30, 1996.

   AGREEMENTS WITH FORMER OFFICERS - Under a settlement agreement with the Company's former CEO relating to termination of his employment in March 1994, the Company agreed to pay $150,000 which was recorded as compensation expense for the year ended June 30, 1994. In June 1995 this former officer surrendered 60,000 shares of Common Stock in exchange for cancellation of his outstanding promissory note plus accrued interest. In lieu of these shares, he received 60,000 units under the Stock Appreciation Plans.

   Under a settlement agreement with the Company's former president relating to the termination of his employment in March 1995, the Company agreed to pay $125,000 which was recorded as compensation expense for the year ended June 30, 1995 and was included in accrued expenses on the consolidated balance sheet at June 30, 1995. In March 1995, this former officer surrendered 100,000 shares of Common Stock in exchange for cancellation of his $800,000 promissory note plus accrued interest. In lieu of these shares, he received 40,000 units under the Stock Appreciation Plans.

   During the year ended June 30, 1994, the Company recorded interest on the above referenced notes as an increase in capital in excess of par value as it was no longer probable that such amounts would be settled in cash. The amount of interest recorded as capital in excess of par value was $86,839 at June 30, 1994.

14.PREFERRED STOCK

   The Company has an authorized class of undesignated Preferred Stock consisting of 100,000 shares with a $.001 par value. The Board of Directors may authorize the issuance of Preferred Stock which ranks senior to the Common Stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock. At June 30, 1996 and 1995, no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock.

15.EMPLOYEE INCENTIVE COMPENSATION PLAN AND NON-EMPLOYEE DIRECTOR
   STOCK OPTION PLAN

   During 1995, the Company adopted the Employee Incentive Compensation Plan (the "Employee Plan"), a flexible plan that provides the Employee Plan Committee (the "Committee") broad discretion to award eligible participants with stock-based and performance-related incentives as the Committee deems appropriate. The persons eligible to participate in the Employee Plan are officers, employees and consultants of the Company who, in the opinion of the Committee, contribute to the growth and success of the Company.

   The Compensation Committee of the Board of Directors oversees the Committee and may grant nonqualified stock options, incentive stock options or a combination thereof to the participants. The Employee Plan provides for a total number of shares available for option grants of 900,000. Options granted will provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than fair market value on the date of grant. As of June 30, 1996, awards consist solely of stock options as summarized in the table below.

   The Company's Board of Directors and stockholders approved the adoption of the Company's Nonemployee Directors' Stock Option Plan (the "Directors' Plan") effective as of September 1, 1995. The Directors' Plan grants nonqualified stock options for the purchase of Common Stock to directors who are not employees. The Directors' Plan provides for a total number of shares available for option grants of 30,000.

The Directors' Plan provides for (i) the grant of an option to purchase 5,000 shares of Common Stock to each participant who was a nonemployee director of the Company or of a subsidiary on the Directors' Plan's effective date and (ii) a grant of an option to purchase 2,500 shares of Common Stock on the date of each regular annual stockholder meeting after the effective date to each participant who is a nonemployee director upon such date and either is continuing as a nonemployee director subsequent to the meeting or who is elected at such meeting to serve as a nonemployee director. Options granted under the Director's Plan must provide for the purchase of Common Stock at fair market value on the date of grant.


Under both plans, the options are exercisable over a maximum term of ten years from the date of grant and vest over periods of four or five years based on the grant date. Because the exercise price is the estimated fair value at the date of grant, no compensation expense was recorded related to stock options during the years ended June 30, 1996 and 1995.

A summary of the stock option activity under both plans for the years ended June 30, 1996 and 1995, is as follows:

                                             EMPLOYEE PLAN                      DIRECTORS' PLAN
                                    ---------------------------------  ----------------------------------
                                        SHARES     PRICE PER SHARE         SHARES     PRICE PER SHARE
                                    ---------------------------------  ----------------------------------
     Balance at June 30, 1994

     Granted                            636,000     $8.00 - $8.75
                                    -----------

     Balance at June 30, 1995           636,000

     Granted                            167,600    $13.375 - $16.00        15,000         $12.00
                                    -----------                        ----------

     Balance at June 30, 1996           803,600                            15,000
                                    -----------                        ----------

     Exercisable portion                410,000                             7,500
                                    -----------                        ----------

     Available for future grant          96,400                            15,000
                                    -----------                        ----------

16.QUARTERLY FINANCIAL DATA (UNAUDITED)

   The summarized quarterly results of operations of the Company for the years ended June 30, 1996 and June 30, 1995 are presented below:

                                                              YEAR ENDED JUNE 30, 1996
                                  ---------------------------------------------------------------------------------
                                        1ST               2ND             3RD                4TH
                                      QUARTER           QUARTER          QUARTER            QUARTER       TOTAL
                                  ----------------   --------------  -----------------  -------------- ------------
Operating revenues                 $    766,491      $    964,578    $    438,715      $    797,021    $  2,966,805
Operating costs and expenses       $  2,632,928      $  2,850,220    $  2,061,062      $  1,873,093    $  9,417,303
Net loss                           $ (2,174,045)     $ (2,167,831)   $ (1,507,746)     $    (65,951)   $ (5,915,573)
Loss per share                     $      (0,49)     $      (0.44)   $      (0.21)     $      (0.01)   $      (1.00)

                                                                   YEAR ENDED JUNE 30, 1995
                                      ---------------------------------------------------------------------------------
                                            1ST              2ND             3RD                 4TH
                                          QUARTER          QUARTER          QUARTER             QUARTER        TOTAL
                                      --------------   ---------------   --------------     ---------------  -----------
Operating revenues                    $   3,235,596     $   159,038        $   697,118       $    475,284    $  4,567,036
Operating costs and expenses          $   1,726,388     $ 1,804,679        $ 1,940,321       $  2,062,553    $  7,533,941
Net income (loss)                     $   1,281,256     $(1,836,146)       $(1,496,120)      $ (2,160,614)   $ (4,211,624)
Earnings (loss) per share             $        0.27     $     (0.40)       $     (0.32)      $      (0.48)   $      (0.92)


Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

14(A)2.FINANCIAL STATEMENT SCHEDULES

       All schedules have been omitted because they are not applicable or not required.

14(A)3.EXHIBITS

       Exhibit
       Number                Description
       ------                -----------
       3.1*        Form of Amended and Restated Certificate of Incorporation of the Company.

       3.2*        Form of Amended and Restated Bylaws of the Company.

       4.1*        Specimen stock certificate representing Common Stock.

       10.1*       Kensey Nash Corporation Employee Incentive Plan and form of Stock Option Agreement.

       10.2*       Kensey Nash Corporation Nonemployee Directors' Stock Option Plan and form of Stock Option Agreement.

       10.3*       Form of Directors' Indemnification Agreement.

       10.4*       Employment Agreement dated March 24, 1995, by and between the Company and Joseph W. Kaufmann.

       10.5*       Employment Agreement dated July 1, 1993, by and between the Company and Kenneth R. Kensey, M.D.

       10.6*       Employment Agreement dated July 1, 1993, by and between the Company and John E. Nash, P.E.

       10.7*       Employment Agreement dated March 24, 1995, by and between the Company and Douglas G. Evans, P.E. and First
                   Amendment to Employment Agreement dated October 1, 1995.

       10.8*       Collagen Component Supply Agreement dated May 31, 1995, by and between the  Company and Quinton Instrument
                   Company.

       10.9*       Credit Agreement dated as of May 3, 1993, by and between the Company and
                   American Home Products Corporation, as amended.

       10.10*      License Agreement (United States) dated September 4, 1991, by and between the Company and American Home Products
                   Corporation.

       10.11*      License Agreement (Foreign) dated September 4, 1991, by and between the Company and American Home Products
                   Corporation.

       10.12*      Research and Development Agreement dated November 19, 1995, by and between the Company and American Home Products

                   Corporation.

       10.13*      Amendment No. 1 to Credit Agreement dated November 30, 1993, by and between the Company and American Home
                   Products Corporation.

       10.14*      Amendment No. 2  to Credit Agreement dated as of August 1, 1995, by and between the Company and American
                   Home Products Corporation.

       23.1        Consent of Deloitte & Touche LLP.

       27.1        Financial Data Schedule

   __________________________
       * This exhibits is incorporated by reference to the exhibit with the same Exhibit Number in the Company's Registration Statement on Form S-1, Registration Statement No. 33-98722.

14(B).  REPORTS ON FORM 8-K

The Company filed Form 8-K on January 8, 1996, to report damage to the facility from record snowfall and a withdrawal of two production lots, reporting Items
5 and 7.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 1996.

                               KENSEY NASH CORPORATION


                               By: /S/ JOSEPH W. KAUFMANN
                                  -----------------------
                                    Joseph W. Kaufmann
                                    Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of September, 1996.

          SIGNATURE                                         TITLES
/s/ JOSEPH W. KAUFMANN                  Chief Executive Officer (Principal Executive Officer),
-------------------------------
Joseph W. Kaufmann                      President, Chief Financial Officer (Principal Financial
                                        and Accounting Officer), Secretary and Director

/s/ JOHN E. NASH, P.E.                  Vice Chairman of the Board and Executive Vice President
-------------------------------
John E. Nash, P.E.

/s/ KENNETH R. KENSEY, M.D.             Chairman of the Board of Directors
-------------------------------
Kenneth R. Kensey, M.D.

/s/ DOUGLAS G. EVANS, P.E.              Chief Operating Officer, Assistant Secretary and Director
-------------------------------
Douglas G. Evans, P.E.

/s/ ROBERT J. BOBB                      Director
-------------------------------
Robert J. Bobb

/s/ HAROLD N. CHEFITZ                   Director
-------------------------------
Harold N. Chefitz

/s/ WALTER R. MAUPAY, JR.               Director
-------------------------------
Walter R. Maupay, Jr.