Form 10-Q
period 1996-09-30
KENSEY NASH CORP
filed 1996-11-14
CIK 1002811

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 1996

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

     As of October 31, 1996, there were outstanding 7,165,900 shares of Common Stock, par value $.001, of the registrant.

                            KENSEY NASH CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 1996



                                              INDEX

                                                                                             PAGE
                                                                                             ----
PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS
                      Condensed Consolidated Balance Sheets
                       as of September 30, 1996  (Unaudited) and June 30, 1996 ..............  3

                      Condensed Consolidated Statements of Operations
                       for the three months ended September 30, 1996 and 1995 (Unaudited) ...  4

                      Condensed Consolidated Statements of Cash Flows
                       for the three months ended September 30, 1996 and 1995 (Unaudited) ...  5

                      Notes to Condensed Consolidated Financial Statements (Unaudited) ......  6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS .........................  9


PART II - OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................................... 12


SIGNATURES .................................................................................. 13


ITEM 1. FINANCIAL STATEMENTS


                         PART I - FINANCIAL INFORMATION

                            KENSEY NASH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                              SEPTEMBER 30,     JUNE 30,
                                                                                                  1996            1996
                                                                                               (UNAUDITED)
                                                                                              ------------     -----------
ASSETS
Current assets:
 Cash and cash equivalents................................................................      $4,772,271      $4,549,707
 Short-term investments...................................................................       6,271,022       7,184,244
 Trade receivables........................................................................         814,340         914,502
 Other receivables (including approximately $22,000 and $21,000 at September 30, 1996
  and June 30, 1996, respectively, due from employees) (Notes 2 and 6)....................       1,478,936       1,017,811
 Inventory................................................................................         500,095         412,843
 Prepaid expenses, accrued interest and other.............................................         170,414         259,906
                                                                                              ------------     -----------
    Total current assets..................................................................      14,007,078      14,339,013
                                                                                              ------------     -----------
Property, plant and equipment, at cost:
 Leasehold improvements...................................................................       2,156,895       1,828,106
 Machinery, furniture and equipment.......................................................       2,137,509       1,878,993
                                                                                              ------------     -----------
    Total.................................................................................       4,294,404       3,707,099
 Accumulated depreciation.................................................................      (1,487,688)     (1,344,329)
                                                                                              ------------     -----------
    Total property, plant and equipment...................................................       2,806,716       2,362,770
                                                                                              ------------     -----------
Other assets:
 Restricted investments (Note 5)..........................................................       2,917,539       2,917,539
 Leased property under capital leases, less accumulated amortization of $94,295 and
    $102,692 at September 30, 1996 and June 30, 1996, respectively........................         100,614         112,047
 Noncompete agreement, less accumulated amortization of $93,352 and $88,351 at
    September 30, 1996 and June 30, 1996, respectively....................................           6,648          11,649
                                                                                              ------------     -----------
    Total other assets....................................................................       3,024,801       3,041,235
                                                                                              ------------     -----------
Total.....................................................................................     $19,838,595     $19,743,018
                                                                                              ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.........................................................................        $559,017        $839,437
 Accrued expenses.........................................................................         349,148         400,813
 Line of credit (Note 4)..................................................................       6,523,337       6,356,824
 Current portion of capital lease obligations.............................................          42,207          43,807
 Deferred income..........................................................................                          20,000
                                                                                              ------------     -----------
    Total current liabilities.............................................................       7,473,709       7,660,881
                                                                                              ------------     -----------
Obligations under capital leases..........................................................          71,135          81,348
                                                                                              ------------     -----------
    Total liabilities.....................................................................       7,544,844       7,742,229
                                                                                              ------------     -----------
Commitments and Contingencies (Note 5)
Stockholders' equity:
 Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at September 30, 1996 and June 30, 1996...................................
 Common stock, $.001 par value, 25,000,000 shares authorized,  7,164,750 and 7,156,493
    shares issued and outstanding at September 30, 1996 and June 30, 1996, respectively...           7,164           7,156
Capital in excess of par value............................................................      33,887,457      33,815,216
Accumulated deficit.......................................................................     (21,600,870)    (21,821,583)
                                                                                              ------------     -----------
    Total stockholders' equity............................................................      12,293,751      12,000,789
                                                                                              ------------     -----------
Total.....................................................................................     $19,838,595     $19,743,018
                                                                                              ============     ===========


See notes to condensed consolidated financial statements.

                            KENSEY NASH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                        1996            1995
                                                     -----------    -----------
Revenues:
 Net sales.........................................     $603,746       $402,949
 Research and development..........................      619,363        330,111
 Milestone fees....................................    1,050,000
 Royalty income....................................       55,000         33,431
                                                     -----------    -----------
  Total revenues...................................    2,328,109        766,491
                                                     -----------    -----------
Operating costs and expenses:
 Cost of products sold.............................      558,440        474,175
 Research and development..........................    1,084,292        912,928
 Selling, general and administrative...............      471,727        650,866
 Deferred compensation, officers and directors.....                     594,959
                                                     -----------    -----------
  Total operating costs and expenses...............    2,114,459      2,632,928
                                                     -----------    -----------
Income (loss) from operations......................      213,650     (1,866,437)
                                                     -----------    -----------
Other income (expense):
 Interest expense..................................     (171,752)      (331,029)
 Interest income...................................      178,157          1,861
 Other.............................................          658         21,560
                                                     -----------    -----------
  Total other income (expense)--net................        7,063       (307,608)
                                                     -----------    -----------
Net income (loss)..................................     $220,713    $(2,174,045)
                                                     ===========    ===========
Earnings (loss) per common share...................        $0.03         $(0.49)
                                                     ===========    ===========
Weighted average common shares outstanding.........    7,389,318      4,446,437
                                                     ===========    ===========

See notes to condensed consolidated financial statements.

                            KENSEY NASH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                         ------------------------------
                                                                             1996               1995
                                                                         -----------       ------------
Operating activities:
 Net income (loss)...............................................        $   220,713       $ (2,174,045)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization.................................            159,793             99,651
   Deferred revenue earned.......................................                               (50,000)
   Deferred compensation.........................................                               892,970
   Interest expense not requiring cash...........................            166,513            327,877
 Changes in assets and liabilities which (used) provided cash:
   Accounts receivable...........................................           (360,963)          (381,480)
   Prepaid expenses, accrued interest and other current assets...             89,492           (292,644)
   Inventory.....................................................            (87,252)            34,443
   Accounts payable and accrued expenses.........................           (332,085)           775,878
                                                                         -----------       ------------
Net cash used in operating activities............................           (143,789)          (767,350)
                                                                         -----------       ------------
Investing activities:
 Sale of investments.............................................            913,222
 Additions to property, plant and equipment......................           (587,305)
                                                                         -----------       ------------
Net cash provided by investing activities........................            325,917
                                                                         -----------       ------------
Financing activities:
 Principal payments under capital leases.........................            (11,813)           (14,025)
 Proceeds from long-term debt....................................                                 5,930
 Repayments of long-term debt....................................                                  (658)
 Proceeds from notes payable and line of credit..................                               530,000
 Net advances borrowings and repayments..........................            (20,000)           239,484
 Proceeds from issuance of common stock..........................             72,249
                                                                         -----------       ------------
Net cash provided by financing activities........................             40,436            760,731
                                                                         -----------       ------------
Increase (decrease) in cash and cash equivalents.................            222,564             (6,619)
Cash and cash equivalents, beginning of period...................          4,549,707              7,866
                                                                         -----------       ------------
Cash and cash equivalents, end of period.........................        $ 4,772,271       $      1,247
                                                                         ===========       ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest........................        $     5,239       $          0
                                                                         ===========       ============

See notes to condensed consolidated financial statements.

                            KENSEY NASH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      BASIS OF PRESENTATION
      The condensed consolidated balance sheet at June 30, 1996 has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet at September 30, 1996, the condensed consolidated statements of operations for the three months ended September 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the three months ended September 30, 1996 and 1995 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments and the adjustment described in Note 6) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended September 30, 1996 are not necessarily indicative of operating results for the full year.

      NET INCOME (LOSS) PER SHARE
      For the three months ended September 30, 1996, net income per share is computed using the weighted average number of shares of common stock outstanding. Common equivalant shares from options are included in the computation (using the treasury stock method) when their effect is dilutive. For the three months ended September 30, 1995 the weighted average common shares outstanding have been increased by 446,437 shares which is the number of Common Stock equivalents issued within one year of the Company's public offering, with exercise or issue prices below the initial public offering price.

      STATEMENT OF CASH FLOWS
      For purposes of reporting cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents.

      INVESTMENTS
      Investments at September 30, 1996 and June 30, 1996 consist of short-term Certificates of Deposit and U.S. Treasury Bills. Such investments have been classified as available for sale securities except for those pledged as collateral which are included in restricted investments (see Note 5). As of September 30, 1996 and June 30, 1996, the fair market value of all investments approximates original cost.

      NEW ACCOUNTING PRONOUNCEMENTS
      Effective July 1, 1996, the Company formally adopted Statement of Financial Accounting Standards ("SFAS") No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The resultant impairment, if any, is measured based on the fair value of the asset. The adoption of SFAS No. 121 did not have a material impact on the Company.

      Effective July 1, 1996, the Company formally adopted SFAS No. 123, "Accounting for Stock-based Compensation Plans." The Company will adopt this statement by disclosing the proforma net income and net earnings per share amounts assuming the fair value method in the fiscal year end 1997 financial statements, as required. As a result, the adoption of this statement will not have any impact on reported results of operations and financial position.


NOTE 2--ANGIO-SEAL PRE-MARKET APPROVAL

      On September 30, 1996, the Company received pre-market approval for the 8 French ("F") size Angio-Seal device (the "Angio-Seal") from the Food and Drug Administration (the "FDA"). Under the Company's licensing agreement (the "Licensing Agreement") with American Home Products ("AHP"), a milestone fee of $1,050,000 was earned upon receipt of FDA approval and has been recorded as a component of other receivables at September 30,
      1996.   Also under the Licensing Agreement, the Company has available a
      $3,000,000 advance on future royalties. No portion of such advance has been taken at September 30, 1996.


NOTE 3--INVENTORY

      Inventory primarily includes the cost of material utilized in the processing of the Company's products. Inventory is as follows:



                             SEPTEMBER 30, 1996     JUNE 30, 1996
                             ------------------     -------------
            Raw Materials              $418,600          $394,043
            Work in Process             $81,495            18,800
                             ------------------     -------------
            Total                      $500,095          $412,843
                             ==================     =============

NOTE 4 -- LINE OF CREDIT

      At September 30, 1996 and June 30, 1996, the amount available under the Company's credit agreement with AHP (the "Credit Agreement") was $5,000,000. Debt outstanding under the Credit Agreement includes accrued interest of $1,523,337 and $1,356,824 at September 30, 1996 and June 30, 1996, respectively. Interest accrues at a rate of prime plus 2% (10.25% at September 30, 1996 and June 30, 1996) and is payable at maturity. Under the terms of the Credit Agreement, the Company may not pay any cash dividends. Patent rights for the Angio-Seal are pledged as collateral. Loans made under this facility matured at the earlier of receipt of pre-market approval for the Angio-Seal from the FDA or December 31, 1996, and were therefore classified as a current obligation at September 30, 1996 and June 30, 1996. Under the terms of the Credit Agreement, AHP may offset fiscal 1997 milestones and advances against amounts due under the Credit Agreement at September 30, 1996 and June 30, 1996.


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

      The Company entered into an agreement whereby the Company pledged $2,917,539 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred by such employees as the result of the receipt of Common Stock in settlement of the Employee Stock Rights. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $2,071,942 at September 30, 1996.

NOTE 6--MAJOR DAMAGE TO FACILITY

      On January 8, 1996, the Company's facility sustained significant damage from a roof collapse resulting from a major snowstorm. The production of the Company's products was halted until the destroyed facilities could be reconstructed. Construction was completed in late March 1996 and production resumed at such time. The Company maintains insurance for both property damage and business interruption. The policy providing the coverage is subject to a $1,000 deductible.

      Under the property damage portion of the policy, the Company recovered $1,186,619 as final settlement for property damage in fiscal year 1996. Of this amount, $500,000 was received during fiscal year 1996 and the remaining $686,619 recorded as a component of other receivables at June 30, 1996 and received in July 1996.

      Under the business interruption portion of the policy, the Company incurred continuing fixed expenses during the reconstruction period which are covered expenses under the policy. As such, the Company has recorded $287,742 in continuing fixed payroll costs and related benefits as a component of other receivables at September 30, 1996 and June 30, 1996. The related cost of products sold, selling general and administrative expense and research and development expense was offset in the consolidated statements of operations at June 30, 1996. Any amounts received in excess of continuing fixed expenses will be recorded as income when the related claim is settled.

      The Company continues to pursue additional recoveries under its business interruption policies related to the damage of the facility. The claim under such policy was filed with the carrier in September 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The Company designs, develops and manufactures a proprietary line of absorbable medical devices for the sealing of arterial punctures created during diagnostic and therapeutic cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company's proprietary principal product, the Angio-Seal, has been designed to provide a safe, effective and rapid method of sealing arterial punctures. The Company's goal is to replace the current standard of care, manual compression, with the Angio-Seal by introducing a device which allows for faster treatment, reduced procedure cost and increased patient comfort. The time required for manual pressure generally ranges from 10 to 30 minutes and in some instances several hours. The Angio-Seal is designed to take a trained physician less than two minutes to place and eliminate the need for manual pressure following the procedure. The Company is developing other sizes of the Angio-Seal, including 6F and 10F sizes (together with Angio-Seal, the "Angio-Seal Product Line"), to address broader market applications. In addition to the Angio-Seal Product Line, the Company manufactures its proprietary collagen for use by third parties, and is developing additional products related to its puncture closure technology, including the Laparo-Seal, a device for closing punctures from laparoscopic surgery, and a rotary catheter for application in opening occluded bypass grafts.


     The Company has a strategic relationship with AHP whereby AHP will manufacture and market the Angio-Seal Product Line worldwide. The 8F Angio-Seal was approved for sale in Europe (CE Mark) in September 1995 and in the United States in September 1996. The Angio-Seal is also approved for sale in Canada.



     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues increased 204% to $2,328,000 in the three months ended September 30, 1996 from $766,000 in the three months ended September 30, 1995. Net sales of products increased 50% to $604,000 from $403,000 for the three months ended September 30, 1996 and 1995, respectively. Research and development revenues increased 88% to $619,000 from $330,000 for the three months ended September 30, 1996 and 1995, respectively. The increase in net sales was mainly attributable to the increased demand for the Angio-Seal in Europe, increased clinical device requirements and increased sales of biomaterials to customers other than AHP. The increase in research and development revenues relates to increased activity in contract research and development from AHP for the clinical trial program and for additional sizes of and product enhancements to the Angio-Seal Product Line. The $1.05 million milestone fee in the three months ended September 30, 1996 represents the final milestone under the License Agreement with AHP which was earned by the Company upon receipt of FDA pre-market approval. Royalty income increased 65% to $55,000 from $33,000 in the three months ended September 30, 1996 and 1995, respectively. This increase reflects a greater number of units sold in the European market versus the same quarter a year
earlier.   As the Company and AHP increase production and continue to introduce the Angio-Seal in Europe and in the United States, the Company expects royalty income to become a significant source of revenue. Royalty rates are based on volume of units sold and are comparable in both the domestic and foreign licensing agreements with AHP.

     Cost of products sold increased 18% to $558,000 in the three months ended September 30, 1996 from $474,000 in the three months ended September 30, 1995. This increase reflects greater net sales of products offset by manufacturing efficiencies realized as production levels rise.

     Research and development expense, including regulatory and clinical expense, increased 19% to $1,084,000 in the three months ended September 30, 1996 from $913,000 in the three months ended September 30, 1995. This increase was primarily due to an increase in personnel costs and outside expenses in conjunction with the development of the Angio-Seal Product Line, Laparo-Seal and rotary technology. The Company expects research and development expense to continue at recent levels as it develops additional sizes of the Angio-Seal, investigates and develops new products, conducts clinical trials, seeks regulatory approval for its products and implements manufacturing improvements related to the collagen business.

     Selling, general and administrative expense decreased 28% to $472,000 in the three months ended September 30, 1996 from $651,000 in the three months ended September 30, 1995. This decrease was primarily due to the recording of deferred compensation for employees other than officers and directors of $298,000 in the quarter ended September 30, 1995. Since the Company's initial public offering (the "IPO") in December 1995, no deferred compensation expense has been incurred.

     Deferred compensation expense, officers and directors, of $595,000 in the three months ended September 30, 1995 resulted from the recording of deferred compensation prior to the IPO.

     Interest expense decreased 48% to $172,000 in the three months ended September 30, 1996 from $331,000 in the three months ended September 30, 1995. This decrease was due to the repayment of certain investor notes with the proceeds of the IPO in December 1995. Interest expense for the quarter ended September 30, 1996 relates to the Credit Agreement. Interest income increased to $178,000 in the three months ended September 30, 1996 from $2,000 in the three months ended September 30, 1995. The three months ended September 30, 1996 reflects interest earned on the cash equivalents and investments purchased with the proceeds of the IPO.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception through the sale of equity securities, licensing of technology, research and development arrangements, debt and product sales. On December 13, 1995, the Company completed the IPO, issuing 2.7 million shares of Common Stock at $12.00 per share, resulting in approximately $29.1 million in net proceeds to the Company. The proceeds have been and are being used primarily for research and development, including clinical trials; expansion of the Company's manufacturing capabilities; repayment of certain indebtedness; and working capital and general corporate purposes.

     Net cash used in the Company's operating activities during the three months ended September 30, 1996 and 1995 was $144,000 and $767,000, respectively. The decrease in net cash used in operating activities was primarily due to net income of $221,000 for the period ended September 30, 1996 compared to a net loss of $2,200,000 for the period ending September 30, 1995. The net loss for the period ended September 30, 1995 was significantly offset by non-cash adjustments for deferred compensation and interest expense. Changes in asset and liability balances for the three months ended September 30, 1996 resulted in a $691,000 use of cash in operating activities offset by $326,000 of non-cash adjustments for depreciation and interest expense.

     Capital expenditures were $587,000 for the three months ended September 30, 1996, $434,000 of which related to reconstruction and expansion of the Company's facility. The remaining capital expenditures related to the expansion of the Company's manufacturing capabilities.

     The Company's cash, cash equivalents and short-term investments were $11,043,000 at September 30, 1996. In addition, the Company has pledged $2,918,000 in investments (not included in the $11,043,000) as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock in settlement of the Employee Stock

Rights at the time of the IPO. In exchange for the Company's pledging this collateral, the employees have pledged their Common Stock as collateral to the Company.

     The Company had $6,523,000 of debt and accrued interest outstanding under the AHP Credit Agreement as of September 30, 1996. Interest accrued at the prime rate of interest plus 2% (10.25% at September 30, 1996). The debt matured upon FDA pre-market approval of the Angio-Seal which was received on September 30, 1996. The FDA approval required AHP to pay the Company a total of $4,050,000 (a $1,050,000 milestone fee earned upon approval and a $3,000,000 royalty advance). In October 1996, the Company used the milestone fee, royalty advance and cash on hand to repay the Credit Agreement balance.

     The Company anticipates that its results of operations will fluctuate for the foreseeable future due to a number of factors. Such factors include AHP's performance in the marketing, manufacturing and distribution of the Angio-Seal Product Line, the timing of future regulatory approvals in the United States and in countries outside of Europe including Japan and Australia, the results of ongoing and planned clinical trials for the Angio-Seal and other products, the acceptance of the Company's products in the marketplace and competitive products generally and in particular those designed for the sealing of arterial site punctures.

     The Company plans to continue to expend substantial resources in funding clinical trials to gain regulatory approvals, make additional marketing claims and continue to expand research and development activities for the Angio-Seal, Laparo-Seal, rotary technology and biomaterials products.

     The Company believes the initial public offering proceeds combined with cash generated from operations will be sufficient to meet the Company's operating and capital requirements for at least the next twelve months.

     Within the Company's Proxy Statement, filed with the SEC on October 30, 1996, the Summary Compensation Table erroneously presented bonuses earned during the fiscal year ended June 30, 1995 by each of the Company's four officers as bonuses earned during the fiscal year ended June 30, 1996. There were no bonuses earned by such officers for fiscal 1996. All bonuses presented on the fiscal 1996 line within the Summary Compensation Table should appropriately be presented on the fiscal 1995 line, consistent with the Company's Prospectus, filed with the SEC on December 13, 1995. This topic was also discussed in the Report of the Compensation Committee of the Board of Directors. All bonuses discussed in such report as earned in fiscal 1996 should appropriately read as earned in fiscal 1995.

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, the time, effort and priority level that AHP attaches to the Angio-Seal and AHP's ability to successfully market and manufacture the Angio-Seal, the Company's ability to manufacture Angio-Seal components, timing of future FDA approvals, announcements of technological innovations or the introduction of new products by the Company or its competitors, competition by rival developers of puncture closure devices, general business conditions in the healthcare industry and general economic conditions. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Common Stock.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        A. Exhibits.

           None

        B. Reports on Form 8-K.

           None

        C. Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KENSEY NASH CORPORATION

Date:  November 14, 1996        By: /s/ Joseph W. Kaufmann
                                    --------------------------------------
                                    Joseph W. Kaufmann
                                    President, Chief Executive Officer and
                                    Chief Financial Officer