Form 10-Q
period 1996-12-31
KENSEY NASH CORP
filed 1997-02-14
CIK 1002811

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: DECEMBER 31, 1996

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



            MARSH CREEK CORPORATE CENTER, 55 EAST UWCHLAN AVENUE,
                     SUITE 204, EXTON,PENNSYLVANIA 19341
            (Address of principal executive offices and zip code)


      Registrant's telephone number, including area code:  (610) 524-0188


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---
     As of January 31, 1997, there were outstanding 7,197,938 shares of Common Stock, par value $.001, of the registrant.

                            KENSEY NASH CORPORATION

                        QUARTER ENDED DECEMBER 31, 1996



                                     INDEX





                                                                                                PAGE
PART I - FINANCIAL INFORMATION

                   ITEM 1. FINANCIAL STATEMENTS
                           Condensed Consolidated Balance Sheets
                            as of December 31, 1996  (Unaudited) and June 30, 1996 ...........    3

                           Condensed Consolidated Statements of Operations
                            for the three months and six months ended
                            December 31, 1996 and 1995 (Unaudited) ...........................    4

                           Condensed Consolidated Statements of Cash Flows
                            for the six months ended December 31, 1996 and 1995 (Unaudited) ..    5

                           Notes to Condensed Consolidated Financial Statements (Unaudited) ..    6

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS .....................    9


PART II - OTHER INFORMATION

                   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   13

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................   13

SIGNATURES ...................................................................................   14

ITEM 1.         FINANCIAL STATEMENTS


                         PART I - FINANCIAL INFORMATION

                           KENSEY NASH CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       DECEMBER 31,      JUNE 30,
                                                                                           1996            1996
                                                                                       ------------     ----------
                                                                                        (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents.........................................................     $ 4,808,581     $ 4,549,707
 Short-term investments............................................................       3,692,325       7,184,244
 Trade receivables.................................................................       1,163,862         914,502
 Other receivables (including approximately $27,000 and $21,000 at December 31,
  1996 and June 30, 1996, respectively, due from employees) (Note 6)...............         169,767       1,017,811
 Inventory.........................................................................         641,909         412,843
 Prepaid expenses, accrued interest and other......................................         384,926         259,906
                                                                                         ----------      ----------
  Total current assets.............................................................      10,861,370      14,339,013
                                                                                         ----------      ----------
Property, plant and equipment, at cost:
 Leasehold improvements............................................................       2,178,578       1,828,106
 Machinery, furniture and equipment................................................       2,426,710       1,878,993
                                                                                         ----------      ----------
  Total............................................................................       4,605,288       3,707,099
 Accumulated depreciation..........................................................      (1,644,952)     (1,344,329)
                                                                                         ----------      ----------
  Net property, plant and equipment................................................       2,960,336       2,362,770
                                                                                         ----------      ----------
Other assets:
 Restricted investments (Note 5)...................................................       2,917,539       2,917,539
 Leased property under capital leases, less accumulated amortization of $91,195 and
  $102,692 at December 31, 1996 and June 30, 1996, respectively....................         126,329         112,047
 Noncompete agreement, less accumulated amortization of $98,353 and $88,351 at
  December 31, 1996 and June 30, 1996, respectively................................           1,647          11,649
                                                                                         ----------      ----------
  Total other assets...............................................................       3,045,515       3,041,235
                                                                                         ----------      ----------
Total..............................................................................     $16,867,221     $19,743,018
                                                                                         ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................................................     $   356,874     $   839,437
 Accrued expenses..................................................................         214,640         400,813
 Current portion of long-term debt and line of credit (Note 4).....................          22,604       6,356,824
 Current portion of capital lease obligations......................................          47,425          43,807
 Deferred revenue..................................................................           3,750          20,000
                                                                                         ----------      ----------
  Total current liabilities........................................................         645,293       7,660,881
                                                                                         ----------      ----------
Deferred revenue (Note 2) .........................................................       2,959,068
Obligations under capital leases...................................................          92,265          81,348
Long term debt.....................................................................          77,396
                                                                                         ----------      ----------
  Total liabilities................................................................       3,774,022       7,742,229
                                                                                         ----------      ----------

Commitments and Contingencies (Note 5)
Stockholders' equity:
 Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at December 31, 1996 and June 30, 1996...............................
 Common stock, $.001 par value, 25,000,000 shares authorized,  7,197,782 and
  7,156,493 shares issued and outstanding at December 31, 1996 and June 30, 1996,
  respectively.....................................................................           7,198           7,156
Capital in excess of par value.....................................................      34,189,640      33,815,216
Accumulated deficit................................................................     (21,103,639)    (21,821,583)
                                                                                         ----------      ----------
 Total stockholders' equity........................................................      13,093,199      12,000,789
                                                                                         ----------      ----------
Total..............................................................................     $16,867,221     $19,743,018
                                                                                         ==========      ==========

See notes to condensed consolidated financial statements.

                            KENSEY NASH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              DECEMBER 31,                 DECEMBER 31,
                                                        ------------------------------------------------------
                                                           1996           1995         1996          1995
                                                        ---------       -------      --------       -------
Revenues:
 Net sales.......................................      $  888,409     $   375,532    $1,492,155    $   778,481
 Research and development........................         742,109         551,917     1,361,472        882,028
 Milestone fees..................................                                     1,050,000
 Royalty income..................................          81,864          37,129       136,864         70,560
                                                        ---------       ---------     ---------      ---------
  Total revenues.................................       1,712,382         964,578     4,040,491      1,731,069
                                                        ---------       ---------     ---------      ---------
Operating costs and expenses:
 Cost of products sold...........................         711,515         489,915     1,278,756        964,090
 Research and development........................       1,110,596         834,323     2,201,281      1,747,251
 Selling, general and administrative.............         517,242         627,365       973,775      1,278,231
 Deferred compensation, officers and directors...                         898,617                    1,493,576
                                                         ---------       ---------     ---------      ---------
  Total operating costs and expenses.............       2,339,353       2,850,220     4,453,812      5,483,148
                                                         ---------       ---------     ---------      ---------
Loss from operations.............................        (626,971)     (1,885,642)     (413,321)    (3,752,079)
                                                         ---------       ---------     ---------      ---------
Other income (expense):
 Interest expense................................          (1,099)       (313,728)     (172,851)      (644,756)
 Interest income.................................         149,179          31,814       327,336         33,675
 Insurance settlement............................         968,761                       968,761
 Other...........................................           7,359            (276)        8,017         21,284
                                                        ---------       ---------     ---------      ---------
  Total other income (expense) --net.............       1,124,200        (282,190)    1,131,263       (589,797)
                                                        ---------       ---------     ---------      ---------
Net income (loss)................................      $  497,229     $(2,167,832)   $  717,942    $(4,341,876)
                                                        =========       =========     =========      =========
Earnings (loss) per common share.................           $0.07          $(0.44)        $0.10         $(0.92)
                                                        =========       =========     =========      =========
Weighted average common shares outstanding.......       7,360,023       4,976,665     7,329,733      4,711,551
                                                        =========       =========     =========      =========

See notes to condensed consolidated financial statements.

                            KENSEY NASH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                        SIX MONTHS ENDED
                                                                          DECEMBER 31,
                                                                       ---------------------
                                                                         1996          1995
                                                                       ---------     -------

Operating activities:
 Net income (loss).............................................    $    717,942     $ (4,341,876)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization................................         335,698          194,413
  Loss on sale of property, plant and equipment................                            3,999
  Deferred compensation........................................                        1,728,110
  Interest expense not requiring cash..........................                          306,477
 Changes in assets and liabilities which provided (used) cash:
  Accounts receivable..........................................         598,684         (500,088)
  Prepaid expenses, accrued interest and other current assets..        (125,020)         (22,528)
  Inventory....................................................        (229,066)          82,495
  Accounts payable and accrued expenses........................        (668,736)        (263,978)
  Increase in deferred revenue accounts........................       2,942,818
                                                                     ----------       ----------
Net cash provided (used) in operating activities...............       3,572,320       (2,812,976)
                                                                     ----------       ----------
Investing activities:
  Sale (purchase) of investments...............................       3,491,919       (9,914,160)
  Additions to property, plant and equipment...................        (898,189)
                                                                     ----------       ----------
Net cash provided by (used in) investing activities............       2,593,730       (9,914,160)
                                                                     ----------       ----------
Financing activities:
  Principal payments under capital leases......................         (24,818)         (28,000)
  Proceeds from long-term debt.................................         100,000
  Repayments of long-term debt.................................      (6,356,824)      (6,744,124)
  Proceeds from line of credit.................................                        1,037,327
  Net advance borrowings and repayments........................                          181,336
  Proceeds from issuance of common stock.......................         374,466       29,127,474
                                                                     ----------       ----------
Net cash (used in) provided by financing activities............      (5,907,176)      23,574,013
                                                                     ----------       ----------
Increase in cash and cash equivalents..........................         258,874       10,846,877
Cash and cash equivalents, beginning of period.................       4,549,707            7,866
                                                                     ----------       ----------
Cash and cash equivalents, end of period.......................    $  4,808,581     $ 10,854,743
                                                                     ==========       ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.....................    $    178,851     $  2,749,676
                                                                     ==========       ==========

See notes to condensed consolidated financial statements.

                            KENSEY NASH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1 --CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     BASIS OF PRESENTATION

      The condensed consolidated balance sheet at June 30, 1996 has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet at December 31, 1996, the condensed consolidated statements of operations for the three months and the six months ended December 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the six months ended December 31, 1996 and 1995 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended December 31, 1996 are not necessarily indicative of operating results for the full year.

      NET INCOME (LOSS) PER SHARE
      For the three months and the six months ended December 31, 1996, net income per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from options are included in the computation (using the treasury stock method) when their effect is dilutive. For the three months and the six months ended December 31, 1995 the weighted average common shares outstanding have been increased by 446,437 shares which is the number of Common Stock equivalents issued within one year of the Company's public offering, with exercise or issue prices below the initial public offering price.

      STATEMENT OF CASH FLOWS
      For purposes of reporting cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents.

      INVESTMENTS
      Investments at December 31, 1996 and June 30, 1996 consist of short-term Certificates of Deposit and U.S. Treasury Bills. Such investments have been classified as available for sale securities except for those pledged as collateral which are included in restricted investments (see Note 5). As of December 31, 1996 and June 30, 1996, the fair market value of all investments approximates original cost.

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

NOTE 2 -- ANGIO-SEAL PRE-MARKET APPROVAL

      On September 30, 1996, the Company received pre-market approval for the 8 French ("F") size Angio-Seal device (the "Angio-Seal") from the Food and Drug Administration (the "FDA"). Under the Company's licensing agreement (the "Licensing Agreement") with American Home Products ("AHP"), a milestone fee of $1,050,000 was earned upon receipt of FDA approval.
      Also under the Licensing Agreement, the Company received a $3,000,000 advance on future royalties. Royalties are credited 50% against the advance as earned. Accordingly, the advance (less 50% of royalties earned subsequent to FDA approval) has been recorded as deferred revenue of $2,959,068 by the Company at December 31, 1996.


NOTE 3 -- INVENTORY

      Inventory primarily includes the cost of material utilized in the processing of the Company's products. Inventory is as follows:



                      DECEMBER 31, 1996   JUNE 30, 1996
                      -----------------   -------------
Raw Materials             $597,880          $394,043
Work in Process             44,029            18,800
                          --------          --------
Total                     $641,909          $412,843
                          ========          ========

NOTE 4 -- LINE OF CREDIT AND LONG TERM DEBT

      At June 30, 1996, the amount available under the Company's credit agreement with AHP (the "Credit Agreement") was $5,000,000. Debt outstanding under the Credit Agreement included accrued interest of $1,356,824 at June 30, 1996. Interest accrued at a rate of prime plus 2% (10.25% at June 30, 1996) and was payable at maturity. Loans made under this facility matured at the earlier of receipt of pre-market approval for the Angio-Seal from the FDA or December 31, 1996, and were therefore classified as a current obligation at June 30, 1996. Under the terms of the Credit Agreement, AHP could offset fiscal 1997 milestones and advances against amounts due under the Credit Agreement at maturity.


      Upon FDA approval for the Angio-Seal on September 30, 1996, the balance outstanding under the Credit Agreement, including principal and interest, was $6,517,348. The Company repaid such amount, net of the milestone and royalty offset of $4,050,000, in October 1996. There are no further amounts available or due under the Credit Agreement.


      In October 1996, the Company entered into a $100,000 revolving credit and term loan agreement (the "Agreement") bearing interest at a fixed rate of 8.75%. Under the terms of the Agreement the Company may borrow up to $100,000 for the acquisition of capital equipment. On March 1, 1997, the line of credit converts to a term loan due in 36 monthly installments of principal and interest. The Agreement is collateralized by a first security interest in the equipment purchased with the proceeds. At December 31, 1996, the Company had borrowed $100,000 under the Agreement.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

      The Company entered into an agreement whereby the Company pledged $2,917,539 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred by such employees as the result of the receipt of Common Stock in settlement of the Employee Stock Rights. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $2,143,266 at December 31, 1996.

NOTE 6 -- MAJOR DAMAGE TO FACILITY

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

      Under the business interruption portion of the policy, the Company recovered $1,309,882 as final settlement for loss of earnings in December 1996. Of this amount, $287,742 representing incurred continuing fixed payroll costs and related benefits, which were covered expenses under the policy, had been recorded as a component of other receivables at June 30, 1996. The related cost of products sold, selling, general and administrative expense and research and development expense was offset in the consolidated statements of operations at June 30, 1996. The remainder of the settlement, net of related fees, has been recorded as a separate component of other income at December 31, 1996.


NOTE 7 -- INCOME TAXES

      As of June 30, 1996, the Company had net operating loss carryforwards for federal and state tax purposes totaling $17.2 and $1 million, respectively. As such, no provision has been made for income taxes for the six months ended December 31, 1996.

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


     The Company has a strategic relationship with AHP whereby AHP will manufacture and market the Angio-Seal Product Line worldwide. The 8F Angio-Seal was approved for sale in Europe (CE Mark) in September 1995 and in the United States in September 1996. The Angio-Seal is also approved for sale in Canada and Australia.


   THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995


     Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues increased 78% to $1,712,000 in the three months ended December 31, 1996 from $965,000 in the three months ended December 31, 1995. Net sales of products increased 137% to $888,000 from $376,000 for the three months ended December 31, 1996 and 1995, respectively. Research and development revenues increased 34% to $742,000 from $552,000 for the three months ended December 31, 1996 and 1995, respectively. The increase in net sales was mainly attributable to the increased demand for the Angio-Seal in Europe and increased clinical and marketing device requirements. The increase in research and development revenues relates to increased activity in contract research and development revenue from AHP for the clinical trial program and for additional sizes of and product enhancements to the Angio-Seal Product Line. Royalty income increased 120% to $82,000 from $37,000 in the three months ended December 31, 1996 and 1995, respectively. This increase reflects a greater number of units sold in the European market versus the same quarter a year earlier as well initial sales in the U.S. market
due to the receipt of FDA approval on September 30 1996.   As the Company and
AHP increase production and continue to introduce the Angio-Seal in Europe and in the United States, the Company expects royalty income to become a significant source of revenue. Royalty rates are based on volume of units sold and are comparable in both the domestic and foreign licensing agreements with AHP.

     Cost of products sold increased 45% to $712,000 in the three months ended December 31, 1996 from $490,000 in the three months ended December 31, 1995. This increase reflects greater net sales of products offset by manufacturing efficiencies realized as production levels rise.

     Research and development expense, including regulatory and clinical expense, increased 33% to $1,111,000 in the three months ended December 31, 1996 from $834,000 in the three months ended December 31, 1995. This increase was primarily due to an increase in personnel costs and outside expenses in conjunction with the development of the Angio-Seal Product Line, Laparo-Seal and rotary technology. The Company expects research and development expense to continue at recent levels as it develops additional sizes of the Angio-Seal, investigates and develops new products, conducts clinical trials, seeks regulatory approval for its products and implements manufacturing improvements related to the collagen business.

     Selling, general and administrative expense decreased 18% to $517,000 in the three months ended December 31, 1996 from $627,000 in the three months ended December 31, 1995. This decrease was primarily due to the recording of deferred compensation for employees other than officers and directors of $291,000 in the quarter ended December 31, 1995 offset by investor relation and regulatory reporting expenses, related to being a publicly held company, incurred in the three months ended December 31, 1996. Since the Company's initial public offering (the "IPO") in December 1995, no deferred compensation expense has been incurred.

     Deferred compensation expense, officers and directors, of $899,000 in the three months ended December 31, 1995 resulted from the recording of deferred compensation prior to the IPO.

     Interest expense significantly decreased to $1,000 in the three months ended December 31, 1996 from $314,000 in the three months ended December 31, 1995. This decrease was due to the repayment of certain investor notes with the proceeds of the IPO in December 1995 as well as the repayment of the Credit Agreement in October 1996 following receipt of FDA approval. Interest income increased to $149,000 in the three months ended December 31, 1996 from $32,000 in the three months ended December 31, 1995. The three months ended December 31, 1996 reflects interest earned on the cash equivalents and investments purchased with the proceeds of the IPO.

      During the three months ended December 31, 1996, the Company received $1,310,000 in final settlement of the business interruption portion of their insurance claim, of which $969,000 was recorded as other income.

     SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1995


     Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues increased 133% to $4,040,000 in the six months ended December 31, 1996 from $1,731,000 in the six months ended December 31, 1995. Net sales of products increased 92% to $1,492,000 from $778,000 for the six months ended December 31, 1996 and 1995, respectively. Research and development revenues increased 54% to $1,361,000 from $882,000 for the six months ended December 31, 1996 and 1995, respectively. The increase in net sales was mainly attributable to the increased demand for the Angio-Seal in Europe and increased clinical device and marketing device requirements. The increase in research and development revenues relates to increased activity in contract research and development from AHP for the clinical trial program and for additional sizes of and product enhancements to the Angio-Seal Product Line. The $1.05 million milestone fee in the six months ended December 31, 1996 represents the final milestone under the License Agreement with AHP which was earned by the Company upon receipt of FDA pre-market approval. Royalty income increased 94% to $137,000 from $71,000 in the six months ended December 31, 1996 and 1995, respectively. This increase reflects initial Angio-Seal sales in the U.S. market, following FDA approval, as well as a greater number of units sold in the European market
versus the same period a year earlier.   As the Company and AHP increase
production and continue to introduce the Angio-Seal in Europe and in the United States, the Company expects royalty income to become a significant source of revenue. Royalty rates are based on volume of units sold and are comparable in both the domestic and foreign licensing agreements with AHP.

     Cost of products sold increased 33% to $1,279,000 in the six months ended December 31, 1996 from $964,000 in the six months ended December 31, 1995. This increase reflects greater net sales of products offset by manufacturing efficiencies realized as production levels rise.

     Research and development expense, including regulatory and clinical expense, increased 26% to $2,201,000 in the six months ended December 31, 1996 from $1,747,000 in the six months ended December 31, 1995. This increase was primarily due to an increase in personnel costs and outside expenses in conjunction with the development of the Angio-Seal Product Line, Laparo-Seal and rotary technology. The Company expects research and development expense to continue at recent levels as it develops additional sizes of the Angio-Seal, investigates and develops new products, conducts clinical trials, seeks regulatory approval for its products and implements manufacturing improvements related to the collagen business.

        Selling, general and administrative expense decreased 24% to $974,000 in the six months ended December 31, 1996 from $1,278,000 in the six months ended December 31, 1995. This decrease was primarily due to the recording of deferred compensation for employees other than officers and directors of $589,000 in the six months ended December 31, 1995 offset by investor relation and regulatory reporting expenses, incurred in relation to being a publicly held company, in the six months ended December 31, 1996. Since the Company's IPO in December 1995, no deferred compensation expense has been incurred.

     Deferred compensation expense, officers and directors, of $1,494,000 in the six months ended December 31, 1995 resulted from the recording of deferred compensation prior to the IPO.

     Interest expense decreased 73% to $173,000 in the six months ended December 31, 1996 from $645,000 in the six months ended December 31, 1995.
This decrease was due to the repayment of the Credit Agreement in October 1996 in connection with receipt of FDA approval of the Angio-Seal as well as the repayment of certain investor notes with the proceeds of the IPO in December
1995.   Interest income increased to $327,000 in the six months ended December
31, 1996 from $34,000 in the six months ended December 31, 1995. The six months ended December 31, 1996 reflects interest earned on the cash equivalents and investments purchased with the proceeds of the IPO.

     During the six months ended December 31, 1996, the Company received $1,310,000 in final settlement of the business interruption portion of their insurance claim, of which $969,000 was recorded as other income.

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

     Net cash provided by the Company's operating activities during the six months ended December 31, 1996 was $3,572,000 compared to a use of $2,813,000 for the six months ended December 31, 1995. This fluctuation was primarily due to the recording of deferred revenue in conjunction with the receipt of $3,000,000 in advance royalties from AHP in October 1996 as well as net income of $718,000 for the period ended December 31, 1996 compared to a net loss of $4,342,000 for the period ending December 31, 1995. The net loss for the period ended December 31, 1995 was significantly offset by non-cash adjustments for deferred compensation and interest expense. Changes in asset and liability balances for the six months ended December 31, 1996 (excluding the deferred revenue change) resulted in a $424,000 use of cash in operating activities offset by $336,000 of non-cash adjustments for depreciation and interest expense.

     Capital expenditures were $898,000 for the six months ended December 31, 1996, $489,000 of which related to reconstruction and expansion of the Company's facility. The remaining capital expenditures related to the expansion of the Company's manufacturing capabilities.

     The Company's cash, cash equivalents and short-term investments were $8,501,000 at December 31, 1996. In addition, the Company has pledged $2,918,000 in investments (not included in the $8,501,000) as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock in settlement of the Employee Stock Rights at the time of the IPO. In exchange for the Company's pledging this collateral, the employees have pledged their Common Stock as collateral to the Company.

     The Company repaid $6,517,000 of debt and accrued interest outstanding under the AHP Credit Agreement in October 1996. The debt matured upon FDA pre-market approval of the Angio-Seal which was received on September 30, 1996. The FDA approval required AHP to pay the Company a total of $4,050,000 (a $1,050,000 milestone fee earned upon approval and a $3,000,000 royalty advance). The Company used the milestone fee, royalty advance and cash on hand to repay the Credit Agreement balance.

     The Company anticipates that its results of operations will fluctuate for the foreseeable future due to a number of factors. Such factors include AHP's performance in the marketing, manufacturing and distribution of the Angio-Seal Product Line, the timing of future regulatory approvals in the United States and in countries outside of Europe including Japan, the results of ongoing and planned clinical trials for the Angio-Seal and other products, the acceptance of the Company's products in the marketplace and competitive products generally and in particular those designed for the sealing of arterial site punctures.

     The Company plans to continue to expend substantial resources in funding clinical trials to gain regulatory approvals, make additional marketing claims and continue to expand research and development activities for the Angio-Seal, Laparo-Seal, rotary technology and biomaterials products.

     The Company believes the IPO proceeds combined with cash generated from operations will be sufficient to meet the Company's operating and capital requirements for at least the next twelve months.

     SUBSEQUENT EVENT

     The Company announced on January 27, 1997 a voluntary recall by Sherwood-DaviS & Geck, a subsidiary of AHP, of six Angio-Seal lots distributed in the United States and three Angio-Seal lots distributed in Europe. Kensey Nash believes that this recall will involve less than 1,000 devices.

     This action was taken because the companies have identified a potential for a very low incidence of damage to a component of the Angio-Seal device during the assembly process at the manufacturing facility of Sherwood-Davis & Geck's affiliate, Quinton Instrument Company. This potential damage may result in an unexpected break of the suture during product use. Modification of the manufacturing process is being implemented to correct the problem and the FDA as well as the appropriate international regulatory authorities have been notified.

     It is expected the new supplies of the Angio-Seal device will be available in the United States by March 31, 1996. International product supply should not be affected by this recall, as the majority of this product is manufactured by Kensey Nash, with final assembly at the Sherwood-Davis & Geck Tullamore, Ireland facility. In addition, clinical trials will not be affected as those devices are also manufactured by Kensey Nash.

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 1997 and beyond to differ materially from those in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, the time, effort and priority level that AHP attaches to the Angio-Seal and AHP's ability to successfully market and manufacture the Angio-Seal, the Company's ability to manufacture Angio-Seal components, timing of future FDA approvals, announcements of technological innovations or the introduction of new products by the Company or its competitors, competition by rival developers of puncture closure devices, general business conditions in the healthcare industry and general economic conditions. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Common Stock.

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a)   Kensey Nash Corporation annual meeting was held on December 4, 1996.

     b) Proxies were solicited by Kensey Nash Corporation and there was no solicitation in opposition to the nominees listed in the proxy statement. All such nominees were elected as recommended in the proxy statement pursuant to the vote of the stockholders as follows:

                                      For        Withheld
                                      ---        --------
          Douglas G. Evans         5,569,639      4,788
          Walter R. Maupay, Jr.    5,569,449      4,978

     c) The First Amended and Restated Employee Incentive Compensation Plan was approved by a vote of:

                For        5,163,030
                Against      303,039
                Abstain        2,850

     d) The First Amended and Restated Nonemployee Directors' Stock Option Plan was approved by a vote of:

                For        5,391,044
                Against       48,591
                Abstain        5,700

     e) Deloitte & Touche LLP were ratified as independent auditors of the Company's financial statements by a vote of:

                For        5,567,208
                Against        2,699
                Abstain        4,520


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     A. Exhibits.

        None

     B. Reports on Form 8-K.

        None

    C.  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KENSEY NASH CORPORATION



Date:  February 14, 1997        By: /s/ Joseph W. Kaufmann
                                    --------------------------------------
                                    Joseph W. Kaufmann
                                    President, Chief Executive Officer and
                                    Chief Financial Officer