Form 10-Q
period 1997-03-31
KENSEY NASH CORP
filed 1997-05-15
CIK 1002811

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: MARCH 31, 1997

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

     As of April 30, 1997, there were outstanding 7,197,938 shares of Common Stock, par value $.001, of the registrant.

                            KENSEY NASH CORPORATION

                          QUARTER ENDED MARCH 31, 1997



                                     INDEX

                                                                                PAGE
                                                                                ----
PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
           Condensed Consolidated Balance Sheets
            as of March 31, 1997  (Unaudited) and June 30, 1996 ..............    3

           Condensed Consolidated Statements of Operations
           for the three months and the nine months ended
           March 31, 1997 and 1996 (Unaudited) ...............................    4

           Condensed Consolidated Statements of Cash Flows
            for the nine months ended March 31, 1997 and 1996 (Unaudited) ....    5

           Notes to Condensed Consolidated Financial Statements (Unaudited) ..    6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..................   10

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....   14


PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................   15


SIGNATURES ...................................................................   16


ITEM 1.         FINANCIAL STATEMENTS

                        PART I - FINANCIAL INFORMATION

                           KENSEY NASH CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        MARCH 31,         JUNE 30,
                                                                                          1997              1996
                                                                                      -----------       ------------
ASSETS                                                                                (UNAUDITED)
Current assets:
 Cash and cash equivalents..........................................................      $2,767,251      $4,549,707
 Short-term investments.............................................................       4,427,639       7,184,244
 Trade receivables..................................................................       1,326,669         914,502
 Other receivables (including approximately $30,000 and $21,000 at March  31, 1997
  and June 30, 1996, respectively, due from employees) (Note 6).....................         244,132       1,017,811
 Inventory..........................................................................         698,332         412,843
 Prepaid expenses, accrued interest and other.......................................         315,893         259,906
                                                                                         -----------     -----------
  Total current assets..............................................................       9,779,916      14,339,013
                                                                                         -----------     -----------
Property, plant and equipment, at cost:
 Leasehold improvements.............................................................       2,726,952       1,828,106
 Machinery, furniture and equipment.................................................       2,772,230       1,878,993
                                                                                         -----------     -----------
  Total.............................................................................       5,499,182       3,707,099
 Accumulated depreciation...........................................................      (1,783,896)     (1,344,329)
                                                                                         -----------     -----------
  Net property, plant and equipment.................................................       3,715,286       2,362,770
                                                                                         -----------     -----------
Other assets:
 Restricted investments (Note 5)....................................................       2,917,539       2,917,539
 Leased property under capital leases, less accumulated amortization of $103,468 and
  $102,692 at March  31, 1997 and June 30, 1996, respectively.......................         114,056         112,047
 Noncompete agreement, less accumulated amortization of $88,351 at June 30, 1996....                          11,649
                                                                                         -----------     -----------
  Total other assets................................................................       3,031,595       3,041,235
                                                                                         -----------     -----------
 Total..............................................................................     $16,526,797     $19,743,018
                                                                                         ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................................................     $   381,810     $   839,437
 Accrued expenses...................................................................         257,412         400,813
 Current portion of long-term debt and line of credit (Note 4)......................          30,473       6,356,824
 Current portion of capital lease obligations.......................................          45,258          43,807
 Deferred revenue...................................................................           3,750          20,000
                                                                                         -----------     -----------
  Total current liabilities.........................................................         718,703       7,660,881
                                                                                         -----------     -----------
 Deferred revenue - royalty advance (Note 2)........................................       2,926,599
 Obligations under capital leases...................................................          81,787          81,348
 Long-term debt.....................................................................          69,527
                                                                                         -----------     -----------
  Total liabilities.................................................................       3,796,616       7,742,229
                                                                                         -----------     -----------
Commitments and Contingencies (Note 5)
Stockholders' equity:
 Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at March  31, 1997 and June 30, 1996..................................
 Common stock, $.001 par value, 25,000,000 shares authorized,  7,197,938 and
  7,156,493 shares issued and outstanding at March  31, 1997 and June 30, 1996,
  respectively......................................................................           7,197           7,156
Capital in excess of par value......................................................      34,201,069      33,815,216
Accumulated deficit.................................................................     (21,478,085)    (21,821,583)
                                                                                         -----------     -----------
 Total stockholders' equity.........................................................      12,730,181      12,000,789
                                                                                         -----------     -----------
Total...............................................................................     $16,526,797     $19,743,018
                                                                                         ===========     ===========

See notes to condensed consolidated financial statements.

                            KENSEY NASH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                MARCH 31,                  MARCH 31,
                                                       --------------------------   ------------------------
                                                          1997           1996          1997         1996
                                                       ----------    ------------   ----------    ----------
Revenues:
 Net sales.........................................    $1,229,495       $104,960    $2,721,650     $  883,441
 Research and development..........................       744,885        333,755     2,106,357      1,215,783
 Milestone fees....................................                                  1,050,000
 Royalty income....................................        52,702                      189,566         70,560
                                                       ----------    -----------    ----------    -----------
  Total revenues...................................     2,027,082        438,715     6,067,573      2,169,784
                                                       ----------    -----------    ----------    -----------
Operating costs and expenses:
 Cost of products sold.............................       883,226        177,610     2,153,181      1,141,700
 Research and development..........................     1,222,902        945,054     3,417,790      2,692,305
 Selling, general and administrative...............       423,582        364,437     1,412,551      1,642,668
 Product return....................................                      573,961                      573,961
 Deferred compensation, officers and directors.....                                                 1,493,576
                                                       ----------    -----------    ----------    -----------
  Total operating costs and expenses...............     2,529,710      2,061,062     6,983,522      7,544,210
                                                       ----------    -----------    ----------    -----------
Loss from operations...............................      (502,628)    (1,622,347)     (915,949)    (5,374,426)
                                                       ----------    -----------    ----------    -----------
Other income (expense):
 Interest expense..................................        (5,640)      (160,203)     (178,491)      (804,959)
 Interest income...................................       133,733        240,574       461,069        274,249
 Insurance settlement..............................                                    968,761
 Other.............................................            91         34,230         8,108         55,514
                                                       ----------    -----------    ----------    -----------
  Total other income (expense) --net...............       128,184        114,601     1,259,447       (475,196)
                                                       ----------    -----------    ----------    -----------
Net (loss) income..................................    $ (374,444)   $(1,507,746)   $  343,498    $(5,849,622)
                                                       ==========    ===========    ==========    ===========
(Loss) earnings per common share...................    $    (0.05)   $     (0.21)   $     0.05    $     (1.06)
                                                       ==========    ===========    ==========    ===========
Weighted average common shares outstanding.........     7,197,899      7,156,493     7,326,331      5,520,605
                                                       ==========    ===========    ==========    ===========

See notes to condensed consolidated financial statements.

                            KENSEY NASH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                       NINE MONTHS ENDED
                                                                            MARCH 31,
                                                                    -----------------------
                                                                       1997         1996
                                                                    ----------   ----------
Operating activities:
 Net income (loss)...........................................        $343,498    $(5,849,622)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization.............................         449,207        300,369
   Loss on sale of property, plant and equipment.............                          4,175
   Deferred compensation.....................................                      1,728,110
   Interest expense not requiring cash.......................                        461,226
 Changes in assets and liabilities which provided
  (used) cash:
   Accounts receivable.......................................         361,512       (652,786)
   Prepaid expenses, accrued interest and other
     current assets..........................................         (55,987)      (255,507)
   Inventory.................................................        (285,489)       (72,306)
   Accounts payable and accrued expenses.....................        (601,028)       220,108
   Increase in deferred revenue accounts.....................       2,910,349
                                                                   ----------    -----------
Net cash provided (used) in operating activities.............       3,122,062     (4,116,233)
                                                                   ----------    -----------
Investing activities:
   Sale (purchase) of investments............................       2,756,605     (9,909,759)
   Additions to property, plant and equipment................      (1,792,082)      (401,726)
   Insurance proceeds on property and equipment..............                        274,839
                                                                   ----------    -----------
Net cash provided by (used in) investing activities..........         964,523    (10,036,646)
                                                                   ----------    -----------

Financing activities:
   Principal payments under capital leases...................           1,890        (42,752)
   Proceeds from long-term debt..............................         100,000
   Repayments of long-term debt..............................      (6,356,824)    (6,769,263)
   Proceeds from line of credit..............................                      1,037,327
   Net advance borrowings and repayments.....................                     (1,816,522)
   Proceeds from IPO.........................................                     29,091,296
   Proceeds from issuance of common stock....................         385,893
                                                                   ----------    -----------
Net cash (used in) provided by financing activities..........      (5,869,041)    21,500,086
                                                                   ----------    -----------

(Decrease) increase in cash and cash equivalents.............      (1,782,456)     7,347,207
Cash and cash equivalents, beginning of period...............       4,549,707          7,866
                                                                   ----------    -----------
Cash and cash equivalents, end of period.....................      $2,767,251    $ 7,355,073
                                                                   ==========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest..................      $1,535,315    $   343,733
                                                                   ==========    ===========

See notes to condensed consolidated financial statements.

                            KENSEY NASH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1 --CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      BASIS OF PRESENTATION

      The condensed consolidated balance sheet at June 30, 1996 has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet at March 31, 1997, the condensed consolidated statements of operations for the three months and the nine months ended March 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine months ended March 31, 1997 and 1996 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended March 31, 1997 are not necessarily indicative of operating results for the full year.

      NET (LOSS) INCOME PER SHARE
      For the three months and the nine months ended March 31, 1997, net (loss) income per share is computed using the weighted average number of shares of common stock outstanding. Common equivalant shares from options are included in the computation (using the treasury stock method) when their effect is dilutive. For the nine months ended March 31, 1996 the weighted average common shares outstanding have been increased by 446,437 shares which is the number of Common Stock equivalents issued within one year of the Company's public offering, with exercise or issue prices below the initial public offering price.

      STATEMENT OF CASH FLOWS
      For purposes of reporting cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents.

      INVESTMENTS
      Investments at March 31, 1997 and June 30, 1996 consist of short-term Certificates of Deposit and U.S. Treasury Bills. Such investments have been classified as available for sale securities except for those pledged as collateral which are included in restricted investments (see Note 5). As of March 31, 1997 and June 30, 1996, the fair market value of all investments approximates original cost.

      EXPORT SALES
      Export sales from the Company's U.S. operations to unaffiliated customers in Europe totaled $46,975 and $594,530 for the three and nine months ended March 31, 1996, respectively, and $802,950 and $1,270,050 for the three and nine months ended March 31, 1997, respectively.


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

      Effective July 1, 1996, the Company formally adopted SFAS No. 123, "Accounting for Stock-based Compensation Plans." The Company will adopt this statement by disclosing proforma net income and net earnings per share amounts assuming the fair value method in the fiscal year end 1997 financial statements, as required. As a result, the adoption of this statement will not have any impact on reported results of operations and financial position.


      In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". This statement will be effective for financial reporting purposes for both interim and year end financial statements ending after December 15, 1997. The Company anticipates that this statement will not have a material effect on its financial statements


NOTE 2 -- ANGIO-SEAL PREMARKET APPROVAL

      On September 30, 1996, the Company received premarket approval for the 8 French ("F") size Angio-Seal device (the "Angio-Seal") from the Food and Drug Administration (the "FDA"). Under the Company's licensing agreement (the "Licensing Agreement") with American Home Products ("AHP"), a milestone fee of $1,050,000 was earned upon receipt of FDA approval.

      The Company also received a $3,000,000 advance on future royalties, which, as stipulated in the Licensing Agreement, will be reduced in each period by 50% of royalties earned. The remainder of royalties earned will be received as cash proceeds by the Company. Accordingly, the advance (less 50% of royalties earned subsequent to FDA approval) has been recorded as deferred revenue of $2,926,599 by the Company at March 31, 1997.


NOTE 3 -- INVENTORY

      Inventory primarily includes the cost of material utilized in the processing of the Company's products. Inventory is as follows:



                            MARCH 31, 1997   JUNE 30, 1996
                            --------------   --------------
         Raw Materials          $639,094          $394,043
         Work in Process          59,238            18,800
                            --------------   --------------
         Total                  $698,332          $412,843
                            ==============   ==============

NOTE 4 -- LINE OF CREDIT AND LONG TERM DEBT

      At June 30, 1996, the amount available under the Company's credit agreement with AHP (the "Credit Agreement") was $5,000,000. Debt outstanding under the Credit Agreement included accrued interest of $1,356,824 at June 30, 1996. Interest accrued at a rate of prime plus 2% (10.25% at June 30, 1996) and was payable at maturity. Loans made under this facility matured at the earlier of receipt of premarket approval for the Angio-Seal from the FDA or December 31, 1996, and were therefore classified as a current obligation at June 30, 1996. Under the terms of the Credit Agreement, AHP could offset fiscal 1997 milestones and advances against amounts due under the Credit Agreement at maturity.

      Upon FDA approval for the Angio-Seal on September 30, 1996, the balance outstanding under the Credit Agreement, including principal and interest, was $6,517,348. The Company repaid such amount, net of the milestone and royalty offset of $4,050,000, in October 1996. There are no further amounts available or due under the Credit Agreement.

      In October 1996, the Company entered into a $100,000 revolving credit and term loan agreement (the "Agreement") bearing interest at a fixed rate of 8.75%. Under the terms of the Agreement the Company may borrow up to $100,000 for the acquisition of capital equipment. On April 1, 1997, the line of credit converts to a term loan due in 36 monthly installments of principal and interest. The Agreement is collateralized by a first security interest in the equipment purchased with the proceeds. At March 31, 1997, the Company had borrowed $100,000 under the Agreement.


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

      The Company entered into an agreement whereby the Company pledged $2,917,539 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred by such employees as the result of the receipt of Common Stock in settlement of the Employee Stock Rights. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $2,183,015 at March 31, 1997.

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

      Under the business interruption portion of the policy, the Company recovered $1,309,882 as final settlement for loss of earnings in December 1996. Of this amount, $287,742 representing incurred continuing fixed payroll costs and related benefits, which were covered expenses under the policy, had been recorded as a component of other receivables at June 30, 1996. The related cost of products sold, selling, general and administrative expense and research and development expense was offset in the consolidated statements of operations at June 30, 1996. The remainder of the settlement, net of related fees, has been recorded as a separate component of other income as of March 31, 1997.

NOTE 7 -- INCOME TAXES

      As of June 30, 1996, the Company had net operating loss carryforwards for federal and state tax purposes totaling $17.2 and $1 million,
      respectively.   As such, no provision has been made for income taxes for
      the nine months ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW


     The Company designs, develops and manufactures a proprietary line of absorbable medical devices for the sealing of arterial punctures created during diagnostic and therapeutic cardiovascular procedures such as angiography, angioplasty, atherectomy, placement of stents and other interventional procedures. The Company's proprietary principal product, the Angio-Seal, has been designed to provide a safe, effective and rapid method of sealing arterial punctures. The Company's goal is to replace the current standard of care, manual compression, with the Angio-Seal by introducing a device which allows for faster treatment, reduced procedure cost and enhanced patient comfort. The time required for manual pressure generally ranges from 10 to 30 minutes and in some instances several hours. The Angio-Seal is designed to take a trained physician less than two minutes to place and eliminate the need for manual pressure following the procedure. The Company is developing other sizes of the Angio-Seal, including 6F and 10F sizes (together with Angio-Seal, the "Angio-Seal Product Line"), to address broader market applications. In addition to the Angio-Seal Product Line, the Company manufactures its proprietary collagen for use by third parties, and is developing additional products related to its puncture closure technology. The Company is also developing a rotary catheter for application in opening occluded bypass grafts.


     The Company has a strategic relationship with AHP whereby AHP has the rights to manufacture and market the Angio-Seal Product Line worldwide. The 8F Angio-Seal was approved for sale in Europe (CE Mark) in September 1995 and in the United States in September 1996. The Angio-Seal is also approved for sale in Canada and Australia.


     The Company announced on January 27, 1997 a voluntary recall by Sherwood-Davis & Geck, a subsidiary of AHP, of six Angio-Seal lots distributed in the United States and three Angio-Seal lots distributed in Europe. This action was taken because the companies had identified a potential for a very low incidence of damage to a component of the Angio-Seal device during the assembly process at the manufacturing facility of Sherwood-Davis & Geck's affiliate, Quinton Instrument Company. This potential damage could have resulted in an unexpected break of the suture during product use. Modification of the manufacturing process was implemented to correct the problem, a PMA supplement was filed with the FDA and approved, and the product was reintroduced to the U.S. market on April 28, 1997.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Revenues for these periods consisted of net sales, research and development revenue and royalty income. Revenues increased 362% to $2,027,000 in the three months ended March 31, 1997 from $439,000 in the three months ended March 31, 1996. Net sales of products increased 1,071% to $1,229,000 from $105,000 for the three months ended March 31, 1997 and 1996, respectively. Research and development revenues increased 123% to $745,000 from $334,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in net sales is mainly attributable to the increased sale of subassemblies to AHP's facility in Tullamore, Ireland to meet demand for the Angio-Seal in the European market and increased Angio-Seal component sales to AHP's Bothell, Washington facility for production intended for the U.S. market. Revenues for the three months ended March 31, 1996 were significantly impacted by halted production resulting from the roof collapse (see Note 6 to the Condensed Consolidated Financial Statements). The increase in research and development revenues relates to increased activity in contract research and development revenue from AHP for the clinical trial program and for additional sizes of and product enhancements to the Angio-Seal Product Line as well as assistance to AHP in resolving the recent product recall issue. Royalty income was $53,000 for the three months ended March 31, 1997. There was no royalty income
in the three months ended March 31, 1996.   Royalty income for the three months
ended March 31, 1997 reflects units sold in the European market. Although FDA approval was received on September 30, 1996, royalties on U.S. sales for the three months ended March 31, 1997 were insignificant due to the product recall
issue (discussed above in the overview).   As the Company and AHP increase
production and continue to introduce the Angio-Seal in Europe and in the United States, the Company expects royalty income to become a significant source of revenue. Royalty rates are based on volume of units sold and are comparable in both the domestic and foreign licensing agreements with AHP.

     Cost of products sold increased 396% to $883,000 in the three months ended March 31, 1997 from $178,000 in the three months ended March 31, 1996. This increase reflects greater net sales of products offset by manufacturing efficiencies realized as production levels rise. Cost of products sold was affected in the three months ended March 31, 1996 by the lack of production related to the roof collapse.

     Research and development expense, including regulatory and clinical expense, increased 29% to $1,223,000 in the three months ended March 31, 1997 from $945,000 in the three months ended March 31, 1996. This increase was primarily due to an increase in personnel costs and outside expenses in conjunction with the development of the Angio-Seal Product Line and rotary technology. The Company expects research and development expense to continue at recent levels as it develops additional sizes of the Angio-Seal, investigates and develops new products, including the rotary catheter, conducts clinical trials, seeks regulatory approval for its products and implements manufacturing improvements related to the collagen business.

     Selling, general and administrative expense increased 16% to $424,000 in the three months ended March 31, 1997 from $364,000 in the three months ended March 31, 1996. This increase was primarily due to additional personnel costs and investor relation and regulatory reporting expenses incurred as the Company evaluated its requirements in relation to being a publicly held company.

     In the three months ended March 31, 1996 a one time charge of $574,000 was recognized when, as a result of internal routine testing, all remaining inventory at AHP's Tullamore, Ireland facility was withdrawn. Corrective action was taken and the issue was successfully resolved.

     Interest expense significantly decreased to $6,000 in the three months ended March 31, 1997 from $160,000 in the three months ended March 31, 1996. This decrease was due to the repayment of certain investor notes with the proceeds of the IPO in December 1995 as well as the repayment of the Credit Agreement in October 1996 following receipt of FDA approval. Interest income decreased to $134,000 in the three months ended March 31, 1997 from $241,000 in the three months ended March 31, 1996. This is attributable to a portion of outstanding debt being repaid with cash on hand instead of bank financing, thus reducing investment levels while also reducing outstanding debt.

     Other income for the three months ended March 31, 1996 represents the last installment of a government grant for research and development.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

     Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues increased 180% to $6,068,000 in the nine months ended March 31, 1997 from $2,170,000 in the nine months ended March 31, 1996. Net sales of products increased 208% to $2,722,000 from $883,000 for the nine months ended March 31, 1997 and 1996, respectively. Research and development revenues increased 73% to $2,106,000 from $1,216,000 for the nine months ended March 31, 1997 and 1996, respectively. The increase in net sales was mainly attributable to the increased sales of subassemblies to AHP to meet demand for the Angio-Seal in the European market, increased Angio-Seal component sales to AHP's Bothell, Washington facility for production intended for the U.S. market and increased clinical and marketing device requirements. The increase in research and development revenues related to increased activity in contract research and development from AHP for the clinical trial program and for additional sizes of and product enhancements to the Angio-Seal Product Line. The $1.05 million milestone fee in the nine months ended March 31, 1997 represents the final milestone under the License Agreement with AHP which was earned by the Company upon receipt of FDA premarket approval. Royalty income increased 168% to $190,000 from $71,000 in the nine months ended March 31, 1997 and 1996, respectively. This increase reflects initial Angio-Seal sales in the U.S. market, following FDA approval, as well as a greater number of units sold in the European market versus the same period a year earlier.

     Cost of products sold increased 89% to $2,153,000 in the nine months ended March 31, 1997 from $1,142,000 in the nine months ended March 31, 1996. This increase reflects greater net sales of products offset by manufacturing efficiencies realized as production levels rise.

     Research and development expense, including regulatory and clinical expense, increased 27% to $3,418,000 in the nine months ended March 31, 1997 from $2,692,000 in the nine months ended March 31, 1996. This increase was primarily due to an increase in personnel costs and outside expenses in conjunction with the development of the Angio-Seal Product Line and rotary technology.

     Selling, general and administrative expense decreased 14% to $1,413,000 in the nine months ended March 31, 1997 from $1,643,000 in the nine months ended March 31, 1996. This decrease was primarily due to the recording of deferred compensation for employees other than officers and directors of $589,000 in the nine months ended March 31, 1996 offset by personnel costs and investor relation and regulatory reporting expenses, incurred in relation to being a publicly held company, in the nine months ended March 31, 1997. Since the Company's IPO in December 1995, no deferred compensation expense has been incurred.

     During the nine months ended March 31, 1996 a one time charge of $574,000 was recognized when, as a result of internal routine testing, all remaining inventory at AHP's Tullamore, Ireland facility was withdrawn. Corrective action was taken and the issue successfully resolved.

     Deferred compensation expense, officers and directors, of $1,494,000 in the nine months ended March 31, 1996 resulted from the recording of deferred compensation prior to the IPO.

     Interest expense decreased 78% to $178,000 in the nine months ended March 31, 1997 from $805,000 in the nine months ended March 31, 1996. This decrease was due to the repayment of the Credit Agreement in October 1996 in connection with receipt of FDA approval of the Angio-Seal as well as the repayment of certain investor notes with the proceeds of the IPO in December 1995.
Interest income increased to $461,000 in the nine months ended March 31, 1997 from $274,000 in the nine months ended March 31, 1996. The nine months ended March 31, 1997 reflects interest earned on the cash equivalents and investments purchased with the proceeds of the IPO. In comparison, the nine months ended March 31, 1996 reflects only three months of interest earned on investments purchased with the IPO proceeds.

     During the nine months ended March 31, 1997, the Company received $1,310,000 in final settlement of the business interruption portion of their insurance claim of which $969,000 was recorded as other income.

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

     Net cash provided by the Company's operating activities during the nine months ended March 31, 1997 was $3,122,000 compared to a use of $4,116,000 for the nine months ended March 31, 1996. This fluctuation was primarily due to the recording of deferred revenue in conjunction with the receipt of $3,000,000 in advance royalties from AHP in October 1996 as well as net income of $343,000 for the period ended March 31, 1997 compared to a net loss of $5,850,000 for the period ending March 31, 1996. The net loss for the period ended March 31, 1996 was significantly offset by non-cash adjustments for deferred compensation and interest expense. Changes in asset and liability balances for the nine months ended March 31, 1997 (excluding the deferred revenue change) resulted in a $132,000 use of cash in operating activities offset by a $449,000 non-cash adjustment for depreciation.

     Capital expenditures were $1,792,000 for the nine months ended March 31, 1997, $1,041,000 of which related to reconstruction and expansion of the Company's facility. The remaining capital expenditures related to the expansion of the Company's manufacturing capabilities.

     The Company's cash, cash equivalents and short-term investments were $7,195,000 at March 31, 1997. In addition, the Company has pledged $2,918,000 in investments (not included in the $7,195,000) as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock in settlement of the Employee Stock Rights at the time of the IPO. In exchange for the Company's pledging this collateral, the employees have pledged their Common Stock as collateral to the Company (see Note 5 to the Condensed Consolidated Financial Statements).

     The Company repaid $6,517,000 of debt and accrued interest outstanding under the AHP Credit Agreement in October 1996. The debt matured upon FDA premarket approval of the Angio-Seal which was received on September 30, 1996. The FDA approval required AHP to pay the Company a total of $4,050,000 (a $1,050,000 milestone fee earned upon approval and a $3,000,000 royalty advance). The Company used the milestone fee, royalty advance and cash on hand to repay the Credit Agreement balance.

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

     The Company plans to continue to expend substantial resources in funding clinical trials to gain regulatory approvals, make additional marketing claims and continue to expand research and development activities.

     The Company believes the IPO proceeds combined with cash generated from operations will be sufficient to meet the Company's operating and capital requirements for at least the next twelve months.

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 1997 and beyond to differ materially from those in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, the time, effort and priority level that AHP attaches to the Angio-Seal and AHP's ability to successfully market and manufacture the Angio-Seal, the Company's ability to manufacture Angio-Seal components, the results of ongoing clinical trials and timing of additional regulatory approvals, announcements of technological innovations or the introduction of new products by the Company or its competitors, competition by rival developers of puncture closure devices, general business conditions in the healthcare industry and general economic conditions. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Common Stock. A more complete description of these risks, uncertainties and assumptions are included in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NOT APPLICABLE.

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

                             KENSEY NASH CORPORATION



Date:  May 15, 1997          By:  /s/ Joseph W. Kaufmann
                                  --------------------------------------
                                  Joseph W. Kaufmann
                                  President, Chief Executive Officer and
                                  Chief Financial Officer