Form 10-K405
period 1997-06-30
KENSEY NASH CORP
filed 1997-09-30
CIK 1002811

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: JUNE 30, 1997

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No____

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the registrant's voting stock (based upon the per share closing price of $12.81 on September 19, 1997 and, in making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock) was approximately $92,402,232.

       The number of shares outstanding of the registrant's Common Stock, par value $.001, as of September 19, 1997 was 7,213,289.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the following document are incorporated by reference into this report:
   Definitive Proxy Statement in connection with the 1997 Annual Meeting of Stockholders

                 ______________________________________________

                                     PART I

ITEM 1.        BUSINESS

COMPANY OVERVIEW
       Kensey Nash Corporation ("the Company") was founded in Delaware in 1984 by Dr. Kenneth Kensey and Mr. John Nash to develop advanced proprietary medical products for use in the diagnosis and treatment of cardiovascular diseases. Initially, the Company focused on rotary technology designed to treat cardiovascular disease. As a result of this initial work, the Company identified a market for, and began developing, puncture closure devices. In the late 1980s, the Company began intensifying its development of puncture closure devices, including the Angio-Seal Device (the "Angio-Seal"), and filed its first patent related to the Angio-Seal in 1987. In 1991, the Company entered into a long-term strategic relationship with American Home Products Corporation ("AHP") by entering into United States and foreign license agreements (together, the "AHP License Agreements"). These agreements provided research and development and clinical trial funding as well as significant payments upon the achievement of certain milestones in the Angio-Seal development. As a result of the Company's clinical trial work, the 8 French ("F") Angio-Seal received Pre-Market Approval ("PMA") from the U.S. Food and Drug Administration ("FDA") in September 1996 and the European Community ("CE") Mark approval from the European Economic Community ("EEC") in September 1995, the latter of which permits the marketing of the Angio-Seal in EEC member countries.

       The Company has historically supplied partially completed Angio-Seal devices ("subassemblies") to AHP to meet European requirements. In the future, the Company expects to supply AHP with completed devices for distribution in Europe to supplement AHP's manufacturing capabilities. In addition, the Company has, and will continue for the foreseeable future, to supply AHP with the bioresorbable anchor and collagen plug components of the
device.   In addition to the Angio-Seal, including the 8F, 6F and 10F sizes
(together, the "Angio-Seal Product Line"), the Company manufactures its proprietary collagen for use by third parties and has expanded its design and manufacturing capabilities in resorbable polymers. The Company is also developing a rotary catheter for application in opening occluded bypass grafts.

       The Company wholly owns its Kensey Nash Holding Corporation subsidiary, formed in 1992 to hold title to certain Company patents, which has no operations.

PUNCTURE SEALING MARKET OVERVIEW

       Coronary artery disease, which affects millions of people each year, is caused when organic material, known as plaque, develops on the inside walls of the arteries that lead to the heart. The plaque build up can cause blood flow restrictions, limiting oxygen to the heart, or complete obstructions, both of which can cause severe chest pain and, ultimately, a heart attack. One of the most common ways a physician will diagnose and treat coronary artery disease is by performing a cardiovascular catheterization procedure. The physician gains access to the heart by inserting a catheter into the femoral artery, located in the groin area. Cardiovascular catheterization allows a physician to more precisely assess the damage caused by the plaque to the artery and, consequently, the heart. Peripheral vascular disease is assessed and treated through similar catheterization procedures.

       Currently, over 5.1 million diagnostic cardiac catheterization procedures, commonly referred to as angiographies, are performed worldwide each year. During an angiography procedure, a dye is injected into the coronary arteries and viewed on an x-ray imaging system to determine the extent and location of arterial blockages. Once the physician determines the extent of the blockages, any number of therapeutic procedures may be performed, sometimes through the same access puncture.

       Typical therapeutic procedures include angioplasties, atherectomies, and the placement of stents. An angioplasty is a procedure in which a balloon is inserted into the artery and inflated to compress the blockage against the arterial wall, enlarging the artery and increasing blood flow. An atherectomy uses a miniature cutting system or a high speed rotating burr to remove the artery plaque. Recently, the placement of stents, used in conjunction with these procedures, has become extremely popular and is one of the fastest growing segments of this cardiovascular market. A stent is a metal device, resembling a small coil, that is permanently implanted in an artery to support the arterial wall and increase blood flow, therefore, reducing the risk of the artery closing again (restenosis). In many of the therapeutic procedures, such as atherectomies and the placement of stents, physicians use high levels of anticoagulants (blood thinning therapies) and larger arterial punctures, which often lead to increased bleeding and related puncture site complications. Currently, there are an estimated 1.4 million total therapeutic procedures performed worldwide each year. These procedures, due to their potential puncture site complications, have created an increased awareness of the need for arterial puncture closure devices.

       Together, there are currently over 6.5 million diagnostic and therapeutic cardiac catheterizations performed each year. Depending on the procedure, and the size of the catheter necessary to perform the procedure, a cardiac catheterization creates a puncture in the artery that typically ranges in size from a 5F to a 10F. The Company believes the Angio-Seal Product Line addresses the needs of both the diagnostic and therapeutic cardiac catheterization markets.

BUSINESS STRATEGY

       The Company's primary goal is to establish the Angio-Seal Product Line as the standard of care for closing arterial puncture sites associated with cardiovascular catheterizations. The Company continues to research other technologies. The Company's goals are and will continue to be pursued through the following strategy:

       * Expand Angio-Seal Product Technology. The Company's approved 8F Angio-Seal device seals arterial punctures 8F and smaller and addresses the vast diagnostic market as well as balloon angioplasty and stenting. The Company is currently expanding its Angio-Seal Product Line by developing additional sizes of the Angio-Seal,
         including 6F and 10F sizes.   The 6F Angio-Seal addresses the
         diagnostic market which uses smaller puncture sites. In addition, it will also address certain therapeutic procedures performed through a 6F puncture, a method preferred by some European clinicians. The 10F Angio-Seal addresses the growing market for therapeutic procedures which require larger puncture sizes. The Company has begun clinical trials and, together with AHP, is aggressively pursuing all necessary regulatory approvals for both the 6F and the 10F Angio-Seal.

       * Conduct Clinical Studies to Explore Additional Benefits of the Angio-Seal. In conjunction with AHP, the Company intends to conduct additional clinical studies and collect additional data related to the impact of the Angio-Seal on early discharge, lower procedure cost, lower complication rates and improved patient comfort. Such benefits, if proven clinically, would be used in marketing the Angio-Seal.

       * Develop Biomaterials Business. While the Company's primary purpose in manufacturing collagen and absorbable polymer components is to supply AHP for the Angio-Seal Product Line, the Company has developed significant expertise in the processing, handling and manufacturing of bioresorbable materials. The Company believes that there is an increasing trend in the use of bioresorbable materials within the medical field, particularly in the orthopedic field. The Company intends to utilize its expertise to build a position in the market as a supplier of these materials.

       * Develop Opportunities in Other Technology. The Company currently has proprietary technology covered by issued patents related to the use of rotary catheter technology for the treatment of cardiovascular disease in the coronary arteries. The Company is developing applications of this technology for opening occluded coronary bypass grafts in conjunction with the placement of stents.

PRODUCT OVERVIEW

       The Company's existing and proposed products, their potential markets and regulatory status are summarized as follows. See the text below for additional details.


                                                        UNITED STATES          INTERNATIONAL
                                PROPOSED             REGULATORY STATUS     REGULATORY STATUS (1)
         PRODUCT              APPLICATIONS                  (1)
----------------------------------------------------------------------------------------------------
 ANGIO-SEAL PRODUCT LINE
 8F Angio-Seal             Angiography,             FDA approval            CE Mark Approval received
  Sealing 8F or smaller    angioplasty,             received in             September 1995.
  punctures.               placement of stents      September 1996.
                           and peripheral
                           radiology.
----------------------------------------------------------------------------------------------------
 10F Angio-Seal(2)         Atherectomy,             Clinical trial began    European
  Sealing 8F, 9F and       placement of stents,     in July 1997 under      commercialization
  10F punctures.           and ultrasound.          an approved             scheduled  to occur in
                                                    Investigational         fiscal 1998.
                                                    Device Exemption
                                                    ("IDE").
----------------------------------------------------------------------------------------------------
 6F Angio-Seal(2)          Angiography and          Clinical trial began    European
  Sealing 6F or smaller    certain therapeutic      in July 1997 under      commercialization
  punctures.               procedures.              an approved IDE.        scheduled to occur in
                                                                            fiscal 1998.
----------------------------------------------------------------------------------------------------
 Collagen Plug for         Angio-Seal               See above.(3)           See above.(3)
 Angio-Seals               component.
----------------------------------------------------------------------------------------------------
 Anchor Component for      Angio-Seal               See above.(3)           See above.(3)
 Angio-Seals               component.
----------------------------------------------------------------------------------------------------
 OTHER WOUND CLOSURE AND REPAIR PRODUCTS
 Medical grade collagen    Topical wound            Customers required      Customers required to
                           dressing; cultured       to gain regulatory      gain regulatory approval
                           skin product for         approval for the end    for the end use of their
                           burn treatment;          use of their            product.
                           surgical wound           product.
                           repair.
----------------------------------------------------------------------------------------------------
 Injection molded          Repair of soft           Customers required      Customers required to
 absorbable polymer        tissue and bone          to gain regulatory      gain regulatory approval
 devices                   injury or defects.       approval for the end    for the end use of their
                                                    use of their            product.
                                                    product.
----------------------------------------------------------------------------------------------------
 ROTARY TECHNOLOGY
 Rotary catheter           Opening occluded         Preclinical work        To be determined.
                           coronary bypass          being performed; IDE
                           grafts in                required before
                           conjunction with         commencement of
                           stents.                  clinical trial.
----------------------------------------------------------------------------------------------------

 (1) See "Government Regulation".
 (2) These sizes of the device are not included in the PMA for the Angio-Seal. PMA supplements containing data from the ongoing clinical trials will need to be filed and approved for these sizes before they can be commercially marketed in the United States.
 (3) The collagen plug and anchor are components for the different sizes of the Angio-Seal. Because the FDA and foreign regulatory bodies generally approve devices as complete systems, the regulatory status for each component for a specific size device is equivalent to that of the specific size Angio-Seal.

ANGIO-SEAL

       The Angio-Seal Technology. The Angio-Seal acts to close and seal femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. The device consists of four components: an absorbable anchor that is seated securely against the inside surface of a patient's artery at the point of puncture, an absorbable collagen plug that is applied adjacent to the outside of the artery wall, an absorbable suture and a delivery system. The delivery system consists of an insertion sheath, puncture locator, guidewire, tamper tube and spring. The anchor and suture act as a pulley to position the collagen into the puncture tract, adjacent to the outside of the artery wall, to seal the puncture. The collagen induces the blood-clotting process at the puncture site and the anchor is designed to encapsulate into the artery wall. Based on the characteristics of the materials used, the Company believes that the anchor, collagen and suture are all absorbed into the patient's body within 60 to 90 days after the procedure. The Company believes that this mechanical (via the anchor) and biochemical (via the collagen) seal offers physicians a method for closing punctures with significant advantages over traditional manual or mechanical compression methods and other competitive products.

       How the Angio-Seal Is Used. The Angio-Seal is designed to take a trained healthcare professional less than two minutes to place. After a cardiovascular catheterization is completed and the introducer for the procedure is ready to be removed, the insertion sheath and puncture locator supplied with the Angio-Seal are inserted into the artery over the guide wire, using standard introducer exchange techniques. The guide wire is then removed and the anchor is inserted into the artery through the delivery system. The delivery system is pulled back until the anchor is secured onto the inside surface of the artery wall at the puncture site. As the delivery system is withdrawn from the tissue surrounding the artery, the collagen plug is deployed from the delivery system into the puncture tract adjacent to the outside of the artery wall. When the delivery system is removed from the tissue surrounding the artery, the Angio-Seal's anchor and suture act as a pulley to compress the collagen within the puncture tract adjacent to the outside of the artery wall. The exposed tamper tube is used to compress the collagen further. A spring is then attached to the suture to maintain light pressure on the tamper tube. After 20 to 30 minutes, the spring and the tamper tube are removed and the suture is cut below the skin. Light compression using two fingers is occasionally required at the puncture site to achieve hemostasis, but usually for no more than a few minutes.

       Advantages of the Angio-Seal over Manual and Mechanical Compression and Other Methodologies. Until recently, closing arterial punctures resulting from cardiovascular catheterizations generally was limited to manual or mechanical compression of the puncture site following the procedure. The Company believes, based on results of clinical trials and published reports, that the Angio-Seal has the following advantages over manual or mechanical compression:

       - Reduced Time to Ambulation. Clinical studies have shown reductions in the amount of time required for the removal of the introducer sheath used during the procedure and reduced times to hemostasis. In addition, the Company completed a clinical trial which demonstrated the impact of the Angio-Seal on reduced time to ambulation in diagnostic patients. A PMA supplement was filed with the FDA and approved in September 1997 allowing the Company to expand the labeling of the Angio-Seal to include data on time to ambulation (mean time to ambulation for Angio-Seal of 1.4 hours verses 6.6 hours for manual compression.

       - Reduced Staffing and Hospital Time. The reduction or elimination of post-procedure manual compression, as well as reduced needs for post-procedure examinations, may decrease the staff time associated with the procedure and follow-up care and lead to more efficient use of hospital personnel.

       - Possible Reduction in Procedure Cost. The faster treatment time and reduced staffing requirements should reduce the costs of the typical cardiovascular catheterization. In addition, hospitals should enjoy greater efficiency in catheterization lab scheduling, greater flexibility in the use of physical space reserved for catheterization patients and have the possibility for greater catheterization lab throughput.

       - Increased Patient Comfort. Patients generally regard the manual compression following cardiovascular catheterization as the most painful aspect of the procedure. The Angio-Seal device requires little or no manual pressure, reducing the pain and discomfort associated with current methods of puncture site hemostasis. In addition, it eliminates the need for pressure dressings leading to less restriction and discomfort for the patient.

       - Greater Flexibility in Post Procedure Anticoagulation Therapy. In highly anticoagulated patients, physicians typically discontinue blood thinning therapy in order to effectively stop the bleeding at the arterial puncture, despite the importance of the therapy in minimizing the formation of blood clots. Based upon published results, the Angio-Seal device provides fast, reliable hemostasis, independent of heparin levels (a common anticoagulant therapy).

       - Increased Blood Flow to the Leg. The Angio-Seal allows for greater blood flow to the patient's leg during a cardiovascular catheterization procedure than does manual compression, thereby reducing the possibility of blockages of vessels in the leg.

       Other Methodologies. The primary competition for the Angio-Seal is the current standard of care, manual pressure, however, the Company is aware of competitors which have developed devices to seal arterial punctures, including Datascope and Perclose. Datascope's VasoSeal vascular hemostasis device, approved by the FDA in September 1995, works by delivering a collagen plug into the tissue tract outside of the artery. Once positioned in the tissue tract, the biochemical interaction between collagen and blood platelets acts to create a hemostatic seal at the puncture site. The VasoSeal does not have an anchor to prevent the collagen from entering the artery. Perclose's Prostar and Techstar vascular surgical systems consist of catheter-based instruments designed to suture arterial access sites below the skin following cardiovascular catheterization procedures. The 9-11F Prostar was approved by the FDA in April 1997 and Perclose has filed PMA supplements for their second generation devices, the Prostar Plus (8-10F) and the Techstar (6-8F).

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

CLINICAL TRIALS AND REGULATORY STATUS

       The Company commenced clinical trials on the 8F Angio-Seal in the U.S. in 1991 and in Europe in early 1992. As a result of these and the related follow-on studies, the Company obtained CE Mark approval from the EEC in September 1995 and FDA approval in the United States in September 1996 for the Angio-Seal device.

       In September 1996, the Company completed a study with total enrollment of 334 patients at eight U.S. investigational sites to demonstrate early ambulation in diagnostic angiography patients. A PMA supplement was submitted to the FDA and approval received in September 1997, allowing the Company to make additional labeling claims regarding early ambulation in these patients.

       In July 1997, the Company began initial clinical trials ("pilot studies") on both the 6F and 10F Angio-Seal devices. The 6F pilot study was conducted at two U.S. investigational sites with total enrollment of 28 patients and was completed in September 1997. The 10F pilot study was conducted at three U.S. investigational sites with total enrollment of 30 patients and was also completed in September 1997.

       The Company plans to continue to initiate other trials on additional benefits of the Angio-Seal, and to continue to seek regulatory approvals in other countries, including Japan.

RELATIONSHIP WITH AHP

       The Company embarked on a long-term strategic relationship with AHP beginning in 1991. In support of this relationship, the Company has four agreements with AHP, as follows: United States and foreign license agreements (the AHP License Agreements), a research and development agreement and a collagen supply agreement. The Company also had a credit agreement with AHP under which AHP funded various aspects of the Angio-Seal program. All amounts outstanding under this agreement were repaid in full upon receipt of FDA approval for the 8F Angio-Seal in September 1996. The Company's relationship with AHP has enabled the Company to obtain critical funding to research and develop the Angio-Seal, conduct clinical trials and gain regulatory approval in the U.S. and Europe. This relationship assists provides access for the Angio-Seal Product Line to the major worldwide markets.

       The AHP License Agreements. The AHP License Agreements, entered into in September 1991, grant a worldwide exclusive license to AHP to manufacture and market all current and future sizes of the Angio-Seal Product Line for use in the cardiovascular system. The term "Angio-Seal" is a trademark of AHP. The Company retains the rights to the use of the puncture closure technology for other applications. Below is a chart outlining license fees, milestone payments and royalty advances earned by the Company pursuant to the terms of the AHP License Agreements:


                                               AHP       ROYALTY
EVENT                                        PAYMENTS    ADVANCE    DATE EARNED
--------------------------------------      --------- ------------- -----------
                                                      (IN MILLIONS)

License Fee                                  $ 3.00         -            9/91
Research and development and clinical
   trial program                               2.50         -           91-94
Milestone payments and advances                             -
   Completion of United States Phase I
   Clinical Trials                             1.50         -            8/92
   Submission of PMA to FDA                    2.75         -           11/93
   Approval to Market in France                2.70         -            9/94
   FDA Approval                                1.05       $3.00          9/96
                                             ------       -----
               Total                         $13.50       $3.00
                                             ======       =====


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

       The term of each of the AHP License Agreements extends to the last to expire of the licensed patents and all continuations or supplements thereto. The most recently issued patent for the Angio-Seal technology was issued in 1996, although the Company has applied for, and expects to have issued, additional patents in the future. AHP may terminate the AHP License Agreements any time after the fifth royalty year for any reason upon 12-months notice.

       If a license under any third-party patent is necessary to make, use or sell the Angio-Seal Product Line, any payments and royalties for such third-party license, and any related attorney's fees, will be deducted from payments due to the Company, on a territory-by-territory basis, in an amount in any one year not to exceed one-half of any royalties in any such territory for such year. In February 1995, AHP acquired a license to certain United States and European patents to certain individuals, which may have claims applicable to the Angio-Seal Product Line. As a result, the Company's royalty rate may be reduced in applicable territories.

       The Research and Development Agreement. Pursuant to a research and development agreement ("R&D Agreement") entered into with AHP in November 1995, the Company has agreed to develop additional sizes of and enhancements to the Angio-Seal Product Line, conduct certain United States and selected foreign clinical trials of various sizes of the Angio-Seal Product Line and to assist AHP with certain foreign trials. Under the R&D Agreement, AHP reimburses the Company for two-thirds of expenses incurred under these programs. AHP can terminate the R&D Agreement upon 60 days notice. The termination of the R&D Agreement with AHP could have a material adverse effect on the operations of the Company. As of June 30, 1997, the Company has earned $8.6 million in research and development revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein at Item 7.

       The Collagen Supply Agreement. Pursuant to an agreement entered into with a subsidiary of AHP, Quinton Instrument Company, in May 1995 (the "Collagen Supply Agreement"), AHP agreed to purchase at least 50% of its collagen needs for the Angio-Seal on a per country basis (which amount represents AHP's "Minimum Purchase Requirement") for the Angio-Seal from the Company for five years beginning May 31, 1995. The Company is required to maintain a "safety stock inventory" of collagen in an amount equal to two times AHP's average monthly collagen requirement based upon AHP projections. Either AHP or the Company may terminate the Collagen Supply Agreement upon thirty days written notice.

SALES AND MARKETING

       Sherwood-Davis & Geck ("SD&G"), a subsidiary of AHP, is responsible for both domestic and international sales of the Angio-Seal. Sales of the Angio-Seal commenced on a limited basis in December 1994 following marketing approval in France. The Angio-Seal received its CE Mark approval from the EEC in September 1995, which permits marketing of the Angio-Seal in EEC member countries, and U.S. FDA approval in September 1996. The Angio-Seal is currently being sold in the U.S., Canada, the UK, Germany, Italy, France, Switzerland, Australia, Saudi Arabia, Israel and the Netherlands by a dedicated AHP sales force. To date, AHP has sold over 45,000 devices to end users. SD&G plans on introducing the Angio-Seal in additional countries around the world during 1998.

       SD&G is selling the Angio-Seal through dedicated sales forces of 17 and 28 persons in Europe and the United States, respectively. Both the Company and AHP believe that dedicated sales forces are appropriate to cover the concentrated market of cardiovascular catheterization facilities that perform the majority of these procedures.

       The Company historically sold Angio-Seal subassemblies to AHP. In the future, the Company will provide AHP with completed Angio-Seal devices, as needed, for distribution in Europe to supplement AHP's manufacturing capabilities, provide the supply for clinical trials and for development of other sizes. In addition, the Company expects to continue to sell collagen and anchor components to AHP. See "Relationship with AHP"

       While the Company assists AHP in training and conducting clinical trials, AHP has the sole right to determine the worldwide marketing and pricing strategy for the Angio-Seal Product Line.

       As the Company develops new products, such as the rotary catheter, it will continue to explore a variety of means to market and sell such products if and when they receive appropriate regulatory approvals. Such means include, but are not limited to, contracting with distributors, developing its own sales force and licensing products to third parties.

CUSTOMERS

       Sales to AHP comprised 91%, 81% and 81% in the years ended June 30, 1997, 1996 and 1995, respectively, of total sales for the Company. The loss of AHP as a customer would have a material adverse impact on the Company.

THIRD-PARTY REIMBURSEMENT

       The Company believes that the acceptance of the Angio-Seal may depend not only on its clinical efficacy and cost effectiveness, but also on the availability of third-party reimbursement. Separate reimbursement for the Angio-Seal is not expected to be available in the United States and there can be no assurance that reimbursement for the Angio-Seal will be available in international markets under either governmental or private reimbursement systems. In the United States, healthcare providers, such as hospitals and physicians, that purchase medical devices such as the Angio-Seal, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic cardiovascular catheterization procedures. Reimbursement for cardiovascular catheterization procedures performed using devices that have received FDA approval has generally been available in the United States. The Company anticipates that in prospective payment systems, and in many managed care systems used by private healthcare payors, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate additional reimbursement for the Company's products. The Company anticipates the hospital administrators and physicians will justify the additional cost of an arterial access site closure device by the attendant cost savings and clinical benefits derived from the use of the Angio-Seal.

       To date, AHP has focused on obtaining reimbursement approvals in international markets. The main types of reimbursement systems in international markets are government sponsored healthcare and private insurance. Countries with government sponsored healthcare, such as the United Kingdom, Italy and the Netherlands, have a centralized, nationalized healthcare system. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are beginning to appear in Europe, particularly in Spain. Regardless of the type of reimbursement system, the Company believes that physician advocacy of the Angio-Seal will be the key to obtaining third-party reimbursement. The Company could be materially adversely affected by changes in reimbursement policies of governmental or private health care payors.

MANUFACTURING, RAW MATERIALS AND SUPPLIES

       The Company has developed manufacturing expertise in the assembly and testing of technologically advanced medical products. The Company's manufacturing activities to date have consisted primarily of producing all of the Angio-Seals for use by clinical investigators and producing sub-assemblies of the Angio-Seal for sale to customers in Europe. In the future, the Company plans to continue to supplement AHP's manufacturing capabilities for European distribution with completed Angio-Seal devices. At AHP's Bothell, Washington facility, there is a separate clean room facility and manufacturing lines dedicated to the Angio-Seal Product Line.

       The Company currently manufactures and supplies 100% of the bioresorbable components of the Angio-Seal, the collagen plug and resorbable polymer anchor, to fulfill AHP's requirements for the Angio-Seal. The Company has a contract with AHP to supply a minimum of 50% of AHP's collagen needs for the Angio-Seal on a country-by-country basis through 2000. The Company is also the only supplier which produces collagen approved for use in the Angio-Seal in the EEC. In the U.S. the current Angio-Seal PMA includes the Company's absorbable anchor and collagen plug. If AHP desires to acquire anchors or collagen plugs from suppliers other than the Company, the Company believes that a PMA supplement would have to be filed with the FDA to change the supplier.

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

       The Company's manufacturing facilities in Exton, Pennsylvania, contain separate areas for Angio-Seal assembly and collagen manufacturing. In addition, the Company has its own capabilities in tool and die making, injection molding, model making and laser welding, which allows it to engineer and reengineer its products in development on site. The Company currently has three Class 100,000 cleanroom facilities for the manufacturing of the Angio-Seals. The Company has been certified to be in compliance with ISO 9001 and EN 46001, two international quality standards. Certification is based on adherence to established standards of quality assurance and manufacturing process control. For this reason, the Company's manufacturing facilities are subject to regulatory requirements and periodic inspection by regulatory authorities. The Company has a separate in-house quality control department that sets standards, monitors production, writes and reviews operating procedures and protocols and performs final testing of samples of devices and products manufactured by or for the Company. See "Government Regulation."

       The Company believes that its current manufacturing capabilities and capacity are sufficient to produce its products to supplement AHP's manufacturing capabilities, supply the anchor and collagen plug components and produce additional sizes of the Angio-Seal in initial quantities at such time as the devices may be approved for sale in the United States or elsewhere.

RESEARCH AND DEVELOPMENT

       The Company's research and development and regulatory staff consisted of 33 individuals as of September 19, 1997. Since signing the AHP License Agreements in September 1991, the Company's research and development effort has focused on designing the Angio-Seal, supporting clinical trials, seeking regulatory approval in the United States and Europe and establishing a technology base in puncture closure devices. The Company is currently focusing its research and development efforts on creating additional sizes of the Angio-Seal Product Line and product enhancements, a significant portion of which the Company expects to be funded by AHP. The Company is also developing a rotary catheter technology for opening occluded coronary bypass grafts in conjunction with the placements of stents and has other projects in the early stages of development. The Company incurred total research and development expenses of $4.7, $3.6 and $3.0 million in the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

       In addition to the resources dedicated to the product development process, the Company has an internal regulatory affairs and clinical monitoring staff, which has had and continues to have responsibility for establishing, monitoring, collecting and analyzing data relating to clinical trials and works closely with AHP on gaining regulatory approvals for additions to the Angio-Seal Product Line in the United States and, in some instances, abroad.

COMPETITION

       The application of manual and/or mechanical compression to an arterial puncture site in connection with cardiovascular catheterization represents the standard of care, and is an inherently cumbersome procedure which is costly, complicated and associated with high levels of patient discomfort. Although the Company believes that the Angio-Seal competes favorably with the application of manual and/or mechanical compression as a standard of care, the acceptance of new methodologies and technologies is inherently uncertain. In addition, the Company is aware of competitors trying to develop noninvasive and/or pharmaceutical products which could render the Angio-Seal Product Line technology obsolete. Many of these organizations, and certain other medical device companies that may enter the markets in which the

Company does or will compete, are larger and have more extensive financial, technical, managerial, research and development and marketing resources than the Company or AHP. One of the Company's competitors, Datascope, produces a collagen plug under the trademark VasoSeal that, approved by the FDA in September 1995, is sold in the United States, certain European countries and Canada. Another competitor, Perclose has developed mechanical suturing instruments used for puncture sealing and are identified under the trademarks Prostar and Techstar. The 9-11F Prostar was approved by the FDA in April 1997 and is available for sale in the U.S. and several foreign markets. Perclose has filed PMA supplements for their second generation devices, the Prostar Plus (8-10F) and the Techstar (6-8F) which are also currently for sale in several foreign markets. The Company is also aware of other companies who are developing proposed products.

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

GOVERNMENT REGULATION

       The medical devices marketed and manufactured by the Company and AHP are subject to extensive regulation by the FDA, and, in some instances, by foreign governments. Pursuant to the Federal Food, Drug, and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder (the "Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company. Noncompliance with applicable requirements on the part of AHP with respect to the Angio-Seal, or by the Company, could have a material adverse impact on the Company.

       The Company obtained PMA approval on the Angio-Seal 8F device in September 1996, the ownership of which was subsequently transferred to AHP.
AHP will be responsible for all future amendments and PMA supplements for the Angio-Seal device, including PMA supplements necessary to market the 6F and 10F size Angio-Seal devices in the United States. However, there can be no assurance that AHP will be able to obtain necessary regulatory approvals or clearances on the Angio-Seal Product Line on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse impact on the Company's business, financial condition and results of operation.

       The Angio-Seal received CE Mark approval from the EEC in September 1995, which permits marketing of the Angio-Seal in EEC member countries and it is also available for sale in several other countries. International sales of medical devices are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. Delays in receipt of, or a failure to receive approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on the Company's business, financial condition and results of operations.

       Any products manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and are subject to periodic inspections by the FDA and certain state agencies. The Act requires devices to be manufactured in accordance with GMP regulations which impose certain procedural and documentation requirements upon the Company and AHP with respect to manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse impact on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse impact upon the Company's business, financial condition or results of operations.

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

PATENTS AND PROPRIETARY RIGHTS

       The Company's policy is to protect its technology by, among other things, filing patent applications for the patentable technologies that it considers material to the development of its business. The Company first filed for patent protection for the concept of sealing arterial punctures in the United States in 1987 and was first issued a United States patent in 1988. As of August 31, 1997, the Company held 46 United States patents and 49 foreign national patents and has pending several United States patents and foreign national patent applications that cover various aspects of its technology. The Company also has a number of files of potential patent application material at its patent counsel's office. In addition, the Company holds the exclusive or joint rights to inventions that result from a number of agreements among the Company, leading medical institutions and their principal investigators. There can be no assurance that patent applications filed by the Company will result in the issuance of patents or that any patents or licenses now or hereafter held by the Company will provide competitive advantages for the Company or its licensees, or that these patents or licenses will not be challenged or circumvented by competitors.

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

       There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which would result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets, know-how, or other proprietary rights owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company and/or its licensees from manufacturing, selling or using its products, any of which could have a material adverse impact on the Company's business, financial condition and result of operations.

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

PRODUCT LIABILITY

       The clinical testing, marketing and sale of human healthcare products entails an inherent risk of product liability claims. There can be no assurance that product liability claims will not be asserted against the Company or its licensees. Although the Company maintains product and clinical trials liability insurance in the aggregate amount of $10 million, there can be no assurance that product liability claims will not exceed such insurance coverage limits, that claims for coverage would not be denied or that such insurance will be available in the future on commercially reasonable terms, if at all. The Company believes that AHP self insures for product liability claims. There can be no assurance that liability claims made against AHP or other potential licensees will not result in any claims against the Company.

EMPLOYEES AND CONSULTANTS

       As of September 19, 1997, the Company had 90 employees, including 46 in operations, 29 in research and development, 10 in finance and administration, four in clinical and regulatory affairs and one in sales and marketing. All of the Company's employees are located at the Company's facility in Pennsylvania. The Company believes that its success is dependent in a large part on its ability to attract and retain employees in all areas of its business.

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

ITEM 2.        PROPERTIES

       The Company leases approximately 41,000 square feet of executive offices, manufacturing and research and development facilities in Exton, Pennsylvania, a suburb of Philadelphia. The lease expires in 2002, subject to renewal options. The Company believes that the complex in which the current facilities are located offers the necessary space for required expansion over the foreseeable future.

ITEM 3.        LEGAL PROCEEDINGS

       The Company is not a party to any material legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       No matters were submitted to a vote of security holders in the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

The Company's Common Stock has been traded on the Nasdaq National Market (Nasdaq symbol: KNSY). The approximate number of record holders and beneficial shareholders of the Company's Common Stock at September 19, 1997 was 77 and 2,250, respectively. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

The range of high and low closing sale prices for the Common Stock is as follows:

Quarter Ended                                            High             Low
-------------                                            ----             ---
December 31, 1995 (from December 13, 1995)              $13.50           $12.00
March 31, 1996                                          $16.75           $9.75
June 30, 1996                                           $17.25           $12.00
September 30, 1996                                      $15.75           $10.75
December 31, 1996                                       $18.25           $14.25
March 31, 1997                                          $15.55           $11.50
June 30, 1997                                           $13.75           $9.88


On September 19, 1997, the last reported sale price for the Common Stock was $12.81.

ITEM 6.        SELECTED FINANCIAL DATA

       The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended
June 30, 1997, 1996, 1995, 1994 and 1993. The selected financial data for each such fiscal year listed below has been derived from the consolidated financial statements of the Company for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 1997, 1996 and 1995 is included elsewhere herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and related Notes and other financial information included herein.

                                                                     FISCAL YEAR ENDED JUNE 30,
                                            ----------------------------------------------------------------------------
                                                1997            1996               1995           1994            1993
                                            --------          --------           --------       --------        --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Revenues:
       Net sales                            $  3,661          $  1,315           $  1,358       $    365        $    480
       Research and development                2,843             1,576                468          1,121           1,058
       Licensing and milestone fees            1,050                 -              2,700          2,750           1,500
       Royalty income and other                  353                76                 41              -               -
                                            --------          --------           --------       --------        --------
  Total revenues                               7,907             2,967              4,567          4,236           3,038
                                            --------          --------           --------       --------        --------
  Operating costs and expenses:
       Cost of products sold                   3,063             1,637              1,468            369             247
       Research and development                4,695             3,581              3,034          4,230           3,993
       Selling, general and administrative     1,823             2,132              1,850          2,115           1,763
       Deferred compensation                       -             1,493              1,182             45             613
       Product return                              -               574                  -              -              -
                                            --------          --------           --------       --------        --------
  Total operating costs and expenses           9,581             9,417              7,534          6,759           6,616
                                            --------          --------           --------       --------        --------
  (Loss) income from operations               (1,674)           (6,450)            (2,967)        (2,523)         (3,578)
                                            --------          --------           --------       --------        --------
  Other income (expense):
       Net interest income (expense)             435              (473)            (1,081)          (807)           (476)
       Other                                       8                62               (164)           (15)             37
       Insurance settlement                      969               946                  -              -               -
                                            --------          --------           --------       --------        --------
       Total other income (expense) - net      1,412               535             (1,245)          (822)           (439)
                                            --------          --------           --------       --------        --------
  (Loss) income before income taxes             (262)           (5,915)            (4,212)        (3,345)         (4,017)
  Income taxes                                     -                 -                  -              -               -
                                            --------          --------           --------       --------        --------
  Net (loss) income                         $   (262)         $ (5,915)          $ (4,212)      $ (3,345)       $ (4,017)
                                            ========          ========           ========       ========        ========
  (Loss) income per common share            $  (0.04)         $  (1.00)          $  (0.92)      $  (0.73)       $  (0.88)
                                            ========          ========           ========       ========        ========
Weighted average common shares
  outstanding                                  7,182             5,927(1)           4,599(1)       4,587           4,566


                                                                              JUNE 30,
                                            ----------------------------------------------------------------------------
                                              1997              1996               1995           1994            1993
                                            --------          --------           --------       --------        --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
  Cash and short-term investments           $  7,351          $ 11,734           $      8       $     35        $     51
  Inventory                                      736               413                436            275              48
  Working capital equity (deficiency)          9,172             6,678            (14,044)        (7,084)         (2,362)
  Total assets                                16,593            19,743              1,931          2,194           1,469
  Long-term obligations                          574                81                108          4,317           5,926
     Total stockholders' equity
       (deficiency)                           12,127            12,001            (16,095)       (11,920)         (8,513)

__________________
(1) Includes 446,437 Common Stock equivalents issued within one year of the public offering with exercise prices below the public offering price. See Note 1 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The Company is a medical device company focused on the commercialization and continuing development of a line of absorbable medical devices for the sealing of arterial punctures created during diagnostic and therapeutic cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company's proprietary principal product, the 8F Angio-Seal device has been designed to provide a safe, effective and rapid method of sealing arterial punctures. The Company is developing other sizes of the Angio-Seal, including 6F and 10F sizes (together with Angio-Seal, the "Angio-Seal Product Line"), to address broader market applications. In addition to its involvement with the Angio-Seal Product Line, the Company manufactures its proprietary collagen for use by third parties and has expanded its design and manufacturing capabilities in resorbable polymers. The Company is also developing a rotary catheter for application in opening occluded bypass grafts.

       The Company has a strategic relationship with AHP whereby AHP has the worldwide marketing and manufacturing rights to the Angio-Seal Product Line. The Company participates in the manufacturing process as AHP's sole supplier of the bioresorbable components of the device. In addition, historically, the Company has supplied AHP with partially completed devices ("subassemblies") which were then completed at an AHP European facility for distribution to the European market. In the future, the Company plans to supply AHP with completed devices for distribution in Europe to supplement AHP's manufacturing capabilities. Sherwood Davis & Geck ("SD&G"), a subsidiary of AHP, is responsible for the worldwide marketing and distribution of the Angio-Seal Product Line and also continues to fund further development of and enhancements to the Angio-Seal Product Line through a research and development agreement with the Company. The Company receives a royalty from SD&G on every Angio-Seal device sold worldwide. The 8F Angio-Seal was approved for sale (CE Mark) in Europe in September 1995 and in the U.S. in September 1996. The Angio-Seal is also being sold in Canada, Australia, Saudi Arabia and Israel.

       Following FDA approval of the 8F Angio-Seal on September 30, 1996, initial sales of the product began in the U.S. in the second quarter of fiscal 1997. However, on January 27, 1997 the product was voluntarily recalled from the U.S. market by SD&G related to a problem identified within the assembly process at Quinton Instrument Company, a manufacturing facility of AHP. Upon modification of the manufacturing process and approval of a PMA supplement filed with the FDA, the product was reintroduced to the U.S. market on April 28, 1997. The product was off the market in Europe for a similar period of time in fiscal 1996 when production was halted in January after a portion of the roof at the Company's Exton facility collapsed as a result of record snowfall. Upon completion of facility repairs, subassembly sales to AHP resumed in April 1996 for reintroduction to the European market in May 1996.

       The Company expects royalty income to become a significant source of revenue as demand for the Angio-Seal in the worldwide market increases. Also in conjunction with this increase in demand, the Company expects an increase in AHP's component requirements. The Company cautions, however, that its results of operations could fluctuate in the foreseeable future due to a number of factors including AHP's ability to successfully manufacture and market the Angio-Seal, the results of ongoing clinical trials and related regulatory approvals, the Company's ability to manufacture the bioresorbable components of the Angio-Seal, competition from other puncture closure devices and the timing and acceptance of introductions of new products to the market.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

       Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues increased
167% to $7.9 million in fiscal 1997 from $3.0 million in fiscal 1996.   Net
sales of products increased 178% while research and development revenue increased 80% and royalty income increased 363%. The increase in net sales was mainly attributable to increases in resorbable component and subassembly sales to AHP to support increased demand in the European market and the launch of the 8F Angio-Seal product in the U.S. following FDA approval in September 1996. The increase in research and development revenue related to contract research and development, including clinical trials, from AHP for additional sizes of and product enhancements to the Angio-Seal. The $1.1 million milestone fee represented the final milestone under the License Agreement with AHP and was earned by the Company upon receipt of FDA approval in the first quarter of fiscal 1997. The increase in royalty income represented Angio-Seal royalties from a full year of European sales and the commencement of U.S. sales compared to only nine months of European sales in fiscal 1996.

       Cost of products sold increased 87% to $3.1 million in fiscal 1997 from $1.6 million in fiscal 1996. The fiscal 1997 cost of products sold represented a 16% gross profit margin, a change in trend from a 24% negative gross profit margin in fiscal 1996. This favorable trend resulted from manufacturing efficiencies realized as production levels increased.

       Research and development expense increased 31% to $4.7 million in fiscal 1997 from $3.6 million in fiscal 1996. The Company expanded the development of additional Angio-Seal sizes and biomaterials products, including resorbable polymers and collagen, increased clinical trial activity and continued development of rotary technology. Six additional research and development employees were hired in fiscal 1997 as part of the increased activity. Accordingly, research and development expenses as well as related personnel costs increased in fiscal 1997.

       Selling, general and administrative expense decreased 15% to $1.8 million in fiscal 1997 from $2.1 million in fiscal 1996. This decrease was primarily due to the final recording of deferred compensation expense for nonofficers and directors during fiscal 1996 to reflect settlement of certain employee stock rights at the IPO.

       Deferred compensation expense, officers and directors in fiscal 1996 represented the final recording of deferred compensation in December 1995 to reflect settlement of certain employee stock rights in the IPO.

       The product return charge of $574,000 in fiscal 1996 was due to the withdrawal of two production lots, and subsequent inventory, as a result of internal routine testing. This issue was resolved and there has been no further impact of such withdrawal on the results of operations of the Company.

       Interest income increased 30% to $627,000 in fiscal 1997 from $483,000 in fiscal 1996. The increase represented the interest earned on the cash equivalent and investment balances remaining from the IPO which were held for an entire year in fiscal 1997 compared to only six months in fiscal 1996. Interest expense decreased 80% to $193,000 for fiscal 1997 from $956,000 for fiscal 1996. This decrease is a result of the repayment of the Credit Agreement with AHP upon receipt of FDA approval of the Angio-Seal in September 1996. The remaining interest expense represented interest on a $100,000 bank line of credit entered into in October 1996 and increased to $500,000 in February 1997.

       During fiscal 1997, the Company received $1.3 million as final settlement for the business interruption portion of its insurance claim related to the roof collapse. Of this amount, $288,000 had been recorded as a receivable in fiscal 1996 and the remainder, net of adjuster fees, was recorded as a component of other income in fiscal 1997. The Company received $1.2 million in final settlement of the property damage portion of the insurance claim in fiscal 1996, of which $946,000 was recorded as a component of other income.

       In fiscal 1997, the majority of the total other non-operating income of $8,000 represented a net gain on the sale of fixed assets. In fiscal 1996, the Company had other non-operating income of $62,000, resulting from non-recurring items.


FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

       Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues decreased 35% to $3.0 million in fiscal 1996 from $4.6 million in the fiscal year ended June 30, 1995 ("fiscal 1995"). Net sales of products decreased 3% while research and development revenue increased 237%. The decrease in net sales was mainly attributable to the Angio-Seal being unavailable for sale in Europe during the third and a portion of the fourth quarter of fiscal 1996. The increase in research and development revenue related to contract research and development from AHP for additional sizes of and product enhancements to the Angio-Seal. The $2.7 million in fiscal 1995 represented the milestone fee received from AHP for the approval of the Angio-Seal in France. Royalty income represented Angio-Seal royalties from European sales. As the Angio-Seal was only available for sale in Europe for one quarter in fiscal 1995 versus three quarters in fiscal 1996, royalty income increased to $76,000 in fiscal 1996 from $41,000 in fiscal 1995.

       Cost of products sold increased 12% to $1.6 million in fiscal year 1996 from $1.5 million in fiscal 1995. The negative gross profit margin was due to the unabsorbed fixed manufacturing costs associated with the production of Angio-Seal subassemblies and collagen. These unabsorbed fixed costs were slightly offset by a third quarter $200,000 insurance recovery charge related to the Company's insurance claim.

       Research and development expense increased 18% to $3.6 million in fiscal 1996 from $3.0 million in fiscal 1995. The Company expanded the development of additional Angio-Seal sizes, continued research on additional puncture closure technology, biomaterials products and started development of rotary technology. Seven additional research and development employees were hired in fiscal year 1996 as part of the increased activity. Accordingly, research and development expenses as well as personnel costs increased in fiscal 1996.

       Selling, general and administrative expense increased 15% to $2.1 million in fiscal 1996 from $1.8 million in fiscal 1995. This increase was primarily due to the final recording of deferred compensation expense for nonofficers and directors in December 1995 to reflect settlement of certain employee stock rights at the IPO.

       Deferred compensation expense, officers and directors increased 26% to $1.5 million in fiscal 1996 from $1.2 million in fiscal 1995. This increase was due to the final recording of deferred compensation in December 1995 to reflect settlement of certain employee stock rights in the IPO.

       The Company recognized a pretax charge of $574,000 in fiscal 1996 consolidated financial statements. This charge was due to the withdrawal of two production lots, and subsequent inventory, as a result of internal routine testing. This issue was resolved and there has not been any further impact of such withdrawal on the results of operations of the Company.

       Interest expense decreased to $956,000 from $1.1 million in fiscal 1996 and 1995, respectively as a result of the repayment of certain notes held by former investors upon completion of the IPO. Interest income increased to $483,000 from $34,000 in fiscal 1996 and 1995, respectively, as a result of interest earned on the cash equivalent and investment balances resulting from the proceeds of the IPO.

       During fiscal 1996, the Company received $1.2 million in final settlement of the property damage portion of their insurance claim of which $946,000 was recorded as other income.

       In fiscal 1996, the Company had other non-operating income of $62,000 compared to other non-operating expense of $163,000 in fiscal 1995. The shift from non-operating expense to non-operating income results from non-recurring items which were recorded in fiscal 1995. In fiscal 1995, the Company wrote-off an investment of $128,000 as well as forgave interest of $87,000 on notes due from a former officer of the Company which were canceled in exchange for a return of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its operations since inception through the sale of equity securities, licensing of technology, research and development arrangements, debt and credit arrangements and product sales. In December 1995, the Company completed an IPO, issuing 2.7 million shares of Common Stock at $12.00 per share, resulting in approximately $29.1 million in net proceeds to the Company. The proceeds have been and continue to be used primarily for research and development, including clinical trials; expansion of the Company's manufacturing capabilities; repayment of certain indebtedness; and working capital and general corporate purposes.

       The Company's operating activities during fiscal 1997 provided net cash of $2.9 million and, during fiscal 1996, used net cash of $5.1 million. This change from cash used into cash provided by operating activities primarily resulted from a $5.7 million, or 96%, decrease in the Company's net loss in fiscal 1997 from fiscal 1996. In addition, changes in asset and liability balances in fiscal 1997 from fiscal 1996 resulted in a $2.5 million increase in cash flow provided by operating activities. This is primarily due to the $3.0 million royalty advance received under the License Agreement from AHP upon receipt of FDA approval of the Angio-Seal in September 1996. This amount has been recorded as deferred revenue on the Company's balance sheet at June 30, 1997.

       Capital expenditures were $2.3 million in fiscal 1997 which represented primarily leasehold improvements and machinery and equipment related to the continued expansion of the Company's manufacturing capabilities.

       The Company's cash, cash equivalents and short-term investments were $7.4 million at June 30, 1997. The Company has an additional $2.4 million in investments classified as restricted which have been pledged as collateral to secure bank loans made to certain employees. The loans were incurred for the payment of taxes incurred by such employees as a result of their receipt of Common Stock in settlement of the employee stock rights at the time of the IPO. In exchange for the Company's pledge of this collateral, the employees have pledged their Common Stock as collateral to the Company.

       In October 1996, the Company paid $6.5 million (the June 30, 1996 balance of $6.4 million plus interest accrued in the first quarter of fiscal 1997 of $160,000) in full settlement of the Credit Agreement with AHP. Also, during fiscal 1997, the Company received $500,000 under a bank line of credit. At June 30, 1997 the $500,000 remained outstanding accruing interest, payable monthly, at the prime rate (8.5% at June 30, 1997). The line of credit was increased from a $500,000 facility to a $2.0 million facility in September 1997 and converts to a term loan payable in 60 equal installments beginning August 1, 1998.

       The Company anticipates that its results of operations will fluctuate for the foreseeable future due to a number of factors. Such factors include:
AHP's performance in the manufacturing, marketing and distribution of the Angio-Seal Product Line; its pursuit of additional regulatory approvals in the United States and in countries outside of Europe, including Japan; the results of ongoing and planned clinical trials for the Angio-Seal and other products; the acceptance of the Company's products in the marketplace; and competitive products generally, and in particular, those designed for the sealing of arterial site punctures.

       The Company plans to continue to expend substantial resources to fund clinical trials to gain regulatory approvals and make additional marketing claims and to continue to expand research and development activities for the Angio-Seal, rotary technology and biomaterials products.

       The Company believes its cash and cash equivalents on hand, combined with cash generated from operations, will be sufficient to meet the Company's operating and capital requirements through at least the end of fiscal year 1998. However, should the Company significantly expand its efforts in any one of its current product lines, enter into agreements for the development of new products or find a suitable merger or acquisition candidate, the Company may consider additional sources of capital based on requirements and market conditions at the time.

       Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, the timing of future regulatory approvals, announcements of technological innovations or the introduction of new products by the Company or its competitors, the time, effort and priority level that AHP attaches to the Angio-Seal and AHP's ability to successfully manufacture and market the Angio-Seal, the Company's ability to manufacture Angio-Seal components, competition by other developers of puncture closure devices, general business conditions in the healthcare industry and general economic conditions. These important factors and other factors which could affect the Company's results are more fully discussed in the Company's Prospectus dated December 13, 1995 under "Risk Factors" and are detailed in the Company's filing with the Securities and Exchange Commission. The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the factors listed above, which could adversely affect the operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Common Stock.

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information in response to this item is incorporated by reference from the "Election of Directors", "Executive Officers", and "Compliance with
Section 16(a) of the Exchange Act" sections of the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Stockholders scheduled to be held on December 3, 1997 (the "1997 Proxy Statement"), which will be filed with the Securities and Exchange Commission on or before October 30, 1997.

ITEM 11.       EXECUTIVE COMPENSATION

       Information in response to this item is incorporated by reference to the 1997 Proxy Statement captioned "Executive Compensation and Certain Transactions".


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

       The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Shareholders" and "Security Ownership of Management" in the 1997 Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the 1997 Proxy Statement.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

14(a) 1.       FINANCIAL STATEMENTS

The following financial statements of the Company and Report of Deloitte & Touche LLP, Independent Auditors are included in this report:

       Independent Auditors' Report

       Consolidated Balance Sheets as of June 30, 1997 and 1996

       Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996 and 1995

       Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1997, 1996 and 1995

       Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995

       Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

       To the Board of Directors and Shareholders of Kensey Nash Corporation:

       We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kensey Nash
       Corporation as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

       DELOITTE & TOUCHE LLP
       Philadelphia, Pennsylvania

       August 8, 1997

KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                           JUNE 30,          JUNE 30,
                                                                             1997              1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $     868,180       $  4,549,707
  Short-term investments                                                  6,482,624          7,184,244
  Trade receivables (Note 12)                                             1,252,110            914,902
  Other receivables (including approximately $30,000 and $21,000 at
       June 30, 1997 and 1996, respectively, due from
       employees) (Note 11)                                                 431,668          1,017,811
  Inventory (Note 1)                                                        735,922            412,843
  Prepaid expenses and other                                                295,232            259,906
                                                                        ------------       ------------
         Total current assets                                            10,065,736         14,339,013
                                                                         -----------        -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  (Notes 1 and 11):
  Leasehold improvements                                                  3,207,005          1,828,106
  Machinery, furniture and equipment                                      2,719,543          1,718,408
  Construction in progress                                                   57,614            160,585
                                                                         -----------       ------------
         Total property, plant and equipment                              5,984,162          3,707,099

  Accumulated depreciation                                               (1,978,405)        (1,344,329)
                                                                        ------------        -----------
         Net property, plant and equipment                                4,005,757          2,362,770
                                                                         -----------        -----------

OTHER ASSETS:
  Restricted investments (Note 9)                                         2,419,965          2,917,539
  Leased property under capital leases, less accumulated
   amortization of $115,550 and $102,692 at June 30, 1997
   and 1996, respectively (Note 5)                                          101,974            112,047

  Noncompete agreement, net of accumulated amortization  of
   $88,351 at June 30, 1996 (Note 1)                                                            11,649
                                                                         -----------        -----------
         Total other assets                                               2,521,939          3,041,235
                                                                         -----------        -----------

TOTAL                                                                 $  16,593,432       $ 19,743,018
                                                                        ===========        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          522,311            839,437
  Accrued expenses                                                          323,850            400,813
  Current portion of line of credit and capital lease
   obligations (Notes 5 and 6)                                               42,702          6,400,631
  Deferred revenue                                                            5,000             20,000
                                                                         -----------        -----------
         Total current liabilities                                          893,863          7,660,881
                                                                         -----------         -----------
DEFERRED REVENUE - ROYALTIES                                              3,000,000

LINE OF CREDIT AND OBLIGATIONS UNDER  CAPITAL
  LEASES, long-term portion (Notes 5 and 6)                          $      572,623       $     81,348
                                                                         -----------        -----------
         Total liabilities                                                4,466,486          7,742,228
                                                                         -----------        -----------

COMMITMENTS AND CONTINGENCIES (Notes  2, 5, 9, 13 and 15)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at June 30, 1996 and
    1995 (Note 14)
  Common stock, $.001 par value, 25,000,000 shares authorized,
    7,198,251 and 4,000,000 shares issued and outstanding at
    June 30, 1997 and 1996,  respectively (Notes 1 and 13)                    7,198              7,156
  Capital in excess of par value (Notes 1, 3 and 13)                     34,203,807         33,815,216

  Accumulated deficit                                                   (22,084,059)       (21,821,583)
                                                                        -----------        -----------
      Total stockholders' equity                                         12,126,946         12,000,789
                                                                        -----------        -----------
TOTAL                                                                 $  16,593,432      $  19,743,018
                                                                        ===========        ===========

See notes to consolidated financial statements.

<CAPTIONS>
KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                                      YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                              1997            1996            1995
REVENUES (Notes 1,2 and 12):
  Net sales                                               $   3,661,323    $   1,315,097    $ 1,358,105
  Research and development                                    2,842,433        1,575,405        467,630
  Milestone fees                                              1,050,000                       2,700,000
  Royalty income                                                353,239           76,303         41,301
                                                             ----------       ----------    -----------
        Total revenues                                        7,906,995        2,966,805      4,567,036
                                                             ----------       ----------    -----------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                       3,062,670        1,636,902      1,467,712
  Research and development                                    4,695,323        3,580,713      3,033,900
  Selling, general and administrative
       (Notes 3, 4 and 11)                                    1,822,986        2,132,151      1,849,895
  Deferred compensation, officers and
   directors (Notes 3 and 13)                                                  1,493,576      1,182,434
  Product return (Note 10)                                                       573,961
                                                             ----------       ----------    -----------
        Total operating costs and expenses                    9,580,979        9,417,303      7,533,941
                                                             ----------       ----------    -----------
LOSS FROM OPERATIONS                                         (1,673,984)      (6,450,498)    (2,966,905)
                                                             ----------       ----------    -----------

OTHER INCOME (EXPENSE):
  Interest income                                               627,184          482,935         34,042
  Interest expense                                             (192,812)        (956,416)    (1,115,320)
  Insurance settlement (Note 11)                                968,761          945,990
  Other                                                           8,375           62,416       (163,441)
                                                             ----------       ----------    -----------
         Total other income (expense) - net                   1,411,508          534,925     (1,244,719)

NET LOSS                                                     $ (262,476)     $(5,915,573)   $(4,211,624)
                                                             ==========       ==========    ===========

LOSS  PER COMMON SHARE  (Note 1)                             $    (0.04)     $     (1.00)   $     (0.92)
                                                             ==========       ==========    ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (Note 1)                                  7,181,959        5,927,342      4,598,547
                                                             ==========       ==========    ===========


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                  CAPITAL                   NOTES
                                                                 IN EXCESS               RECEIVABLE-   NOTES
                                                COMMON STOCK       OF PAR    ACCUMULATED    STOCK    RECEIVABLE-
                                              ----------------     VALUE       DEFICIT    PURCHASES    OTHER      TOTAL
                                              SHARES    AMOUNT

BALANCE, JUNE 30, 1994                       4,160,000  4,160   1,374,283   (11,694,386) (1,457,320) (146,296)  (11,919,559)

   Officer borrowings, net (Note 3)                                                                   (51,000)      (51,000)

   Net loss                                                                  (4,211,624)                         (4,211,624)

   Settlement with former President and
   former Chief Executive Officer (Note 13)   (160,000)  (160) (1,370,283)                1,457,320                  86,877
                                             --------- ------  ----------    ----------   ---------  ---------  ------------

BALANCE, JUNE 30, 1995                       4,000,000  4,000       4,000   (15,906,010)             (197,296)  (16,095,306)

   Stock issued upon initial public
    offering (Note 1)                        2,700,000  2,700  28,891,300                                        28,894,000

   Net loss                                                                  (5,915,573)                         (5,915,573)

   Stock awards to consultants (Notes 1
    and 13)                                     16,667     17     199,983                                           200,000

   Issuance of stock to employees              423,493    423   4,596,549                                         4,596,972

   Repayment of officer borrowings
    (Note 3)                                                      (68,460)                            197,296       128,836

   Officers' bonus reversal (Note 4)           (17,000)   (17)   (208,123)                                         (208,140)

   Prior officers' stock appreciation
     rights (Notes 1 and 13)                    33,333     33     399,967                                           400,000
                                             ---------  ------ ----------    ---------- ---------  -----------   ----------

BALANCE, JUNE 30, 1996                       7,156,493  7,156  33,815,216   (21,821,583)                         12,000,789

   Exercise of stock options (Note 15)          41,758     42     388,591                                           388,633

   Net loss                                                                    (262,476)                           (262,476)
                                            ----------  -----  -----------   ---------- ---------  ----------    ----------

BALANCE, JUNE 30, 1997                     $ 7,198,251 $7,198 $34,203,807  $(22,084,059)$         $             $12,126,946
                                             ========== =====  ==========  ============ ========= ===========   ===========

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                  YEAR ENDED JUNE 30,
                                                                  ---------------------------------------------------
                                                                       1997               1996               1995

OPERATING ACTIVITIES:
 Net loss                                                         $   (262,476)      $  (5,915,573)     $  (4,211,624)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                       725,944             500,453            351,570
   Write-off of real estate investment                                                                        127,786
   (Gain) loss on sale of property, plant and equipment                 (7,036)              7,219              5,620
   Deferred compensation                                                                 1,728,110          1,617,140
   Interest expense not requiring cash                                                     622,852          1,102,130
 Changes in assets and liabilities which provided (used) cash:
   Accounts receivable                                                 248,535          (1,769,320)           487,629
   Prepaid expenses and other current assets                           (35,326)           (184,156)            13,955
   Inventory                                                          (323,079)             23,212           (161,273)
   Accounts payable and accrued expenses                              (394,089)           (113,765)          (502,269)
   Deferred revenue                                                  2,985,000
                                                                  ------------        ------------       ------------
   Net cash provided by (used in) operating activities               2,937,473          (5,100,968)        (1,169,336)
                                                                  ------------        ------------       ------------

INVESTING ACTIVITIES:
 Additions to property, plant and equipment                         (2,320,877)         (1,728,093)          (546,834)
 Proceeds from sale of property, plant and equipment                    20,057                                 58,046
 Notes receivable - other, net of repayments                                                                  (51,000)
 Sale of investments                                                11,476,618                                 31,575
 Purchase of investments                                           (10,277,424)        (10,101,783)
                                                                  ------------        ------------       ------------
   Net cash used in investing activities                            (1,101,626)        (11,829,876)          (508,213)
                                                                  ------------        ------------       ------------

FINANCING ACTIVITIES:
 Principal payments under capital leases                               (49,183)            (37,462)           (39,204)
 Proceeds from notes payable and line of credit                        500,000           1,037,327             19,715
 Repayments of long-term debt                                       (6,356,824)         (6,769,454)            (7,931)
 Net advance (repayments) borrowings                                                    (1,849,022)         1,709,485
 Proceeds from IPO                                                                      29,091,296
 Exercise of stock options                                             388,633
                                                                  ------------        ------------       ------------
   Net cash (used in) provided by financing activities              (5,517,374)         21,472,685)         1,682,065
                                                                  ------------        ------------       ------------
(DECREASE) INCREASE IN CASH                                         (3,681,527)          4,541,841              4,516

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         4,549,707               7,866              3,350
                                                                  ------------        ------------       ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $    868,180        $  4,549,707       $      7,866
                                                                  ============        ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                           $  1,549,635        $    321,639       $
                                                                  ============        ============       ============
 Cash paid for income taxes                                       $                   $                  $
                                                                  ============        ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
 During the year ended June 30, 1996, $310,000 was converted from advances to borrowings under the Credit Agreement (see Note 6).

 Capital lease obligations of $39,353, $17,420 and $100,603 were incurred during the years ended June 30, 1997, 1996 and 1995, respectively, when the Company entered into new equipment leases (see Note 5).

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS - Kensey Nash Corporation (the "Company") designs, develops and manufactures a proprietary line of absorbable medical devices for the sealing of arterial punctures created during cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company was incorporated in Delaware on August 6, 1984.

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Kensey Nash Corporation and Kensey Nash Holding Company. All intercompany transactions and balances have been eliminated. Kensey Nash Holding Company, incorporated in Delaware on January 8, 1992, was formed to hold title to certain Company patents and has no operations.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 1997 and 1996, because of the relatively short maturity of these instruments. The fair value of short-term investments is based on quoted market prices.

    INVESTMENTS - Investments at June 30, 1997 consist of short-term Certificates of Deposit, Government Bonds and U.S. Treasury Bills. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities the Company has classified its entire investment portfolio as available-for-sale securities except for those pledged as collateral which are included as restricted investments (see Note 9). Available-for-sale securities are reported at fair value with unrealized gains and losses included in shareholders' equity (at June 30, 1997, amortized cost approximates fair value). Realized gains and losses are included in interest income.

    INVENTORY - Inventory is stated at the lower of cost (determined by the average cost method which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                                                    JUNE 30,
                                                             -----------------------
                                                              1997          1996
         Raw materials                                       $649,262       $394,043
         Work in process                                       86,660         18,800
                                                             --------       --------
         Total                                               $735,922       $412,843
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

    Effective July 1, 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement.

    PATENTS - Due to the long development cycle for patents, the Company is unable to measure the recoverability of these costs when incurred; therefore, such costs are expensed as incurred.

    NONCOMPETE AGREEMENT - In January 1992, in conjunction with the acquisition of certain assets of a bio-materials company, the Company paid $100,000 for a noncompete agreement with such company. The cost was amortized over the 5-year term of the agreement, which expired in January 1997.

    REVENUE RECOGNITION - Revenue under research and development contracts is recognized as the related costs are incurred; licensing fees and milestone payments under the agreements with American Home Products ("AHP")(see Note 2) are recognized when the earnings process is complete; and revenue for sales is recognized when the related product is shipped.

    INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. INITIAL PUBLIC OFFERING - On December 13, 1995 the Company sold 2.7 million shares of Common Stock in an initial public offering (the "IPO"). The net proceeds from the IPO (approximately $29.1 million) have been and will continue to be used primarily for research and development, including clinical trials; expansion of the Company's manufacturing capabilities; repayment of certain indebtedness; and working capital and general corporate purposes.

    In connection with the filing, the Company's Board of Directors authorized a one-for-two reverse stock split to shareholders, effective December 6, 1995, and increased the authorized number of shares to 25 million. Accordingly, all share and per share amounts were retroactively restated.

    A charge of approximately $1.2 million was recorded in the year ended June 30, 1996 resulting from the settlement of the Company's Employee Stock Rights (see Note 13). In conjunction therewith, 456,493 shares of Common Stock were issued to settle the awards above and certain notes receivable.

    LOSS PER SHARE - For the years ended June 30, 1996 and 1995 the weighted average common shares outstanding has been increased by 446,437 shares, which is the number of common stock equivalents issued within one year of the public offering with exercise prices below the IPO price. No adjustments have been made for common stock equivalents issued before the above period as such common stock equivalents have an antidilutive effect on the loss per share.

    EXPORT SALES - Export sales from the Company's U.S. operations to unaffiliated customers in Europe totaled $1,637,583, $867,542 and $996,183 for the years ended June 30, 1997, 1996 and 1995, respectively.

    STOCK-BASED COMPENSATION - Effective July 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as permitted by SFAS No. 123 (see Note 15).

    EARNINGS PER SHARE -  In February 1997, the Financial Accounting
    Standards Board ("FASB") issued SFAS No. 128 "Earnings per Share".   This
    statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock and will become effective for both interim and year end financial statements of the Company ending after December 15, 1997. The Company does not anticipate a material effect on the financial statements as a result of the adoption of this statement.

    PRESENTATION - Certain items in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the presentation in the 1997 consolidated financial statements.

2.  AHP AGREEMENTS

    The Company has entered into a strategic alliance with AHP which incorporates United States and foreign license agreements (together, the "License Agreements"), a research and development agreement, a collagen supply agreement and a credit agreement (see Note 6).

    THE LICENSE AGREEMENTS - On September 4, 1991, the Company entered into the License Agreements with AHP to develop the Angio-Seal. Under the provisions of these agreements, both parties are responsible for the further development of the product and AHP has exclusive rights to manufacture and market all current and future sizes of the Angio-Seal worldwide.

    Under the License Agreements, the Company receives royalty payments based upon a percentage of the revenues generated from the sale of the Angio-Seal. The License Agreements also provide for certain minimum royalty payments ("Minimum Royalty") during the first five years after receiving FDA approval.

    The Company has received "licensing and milestone fees," totaling $11.0 million, as set forth in the License Agreements. The final milestone payment of $1.05 million was received upon the pre-market approval by the U.S. Food and Drug Administration ("FDA") to produce and market the Angio-Seal in the United States on September 30, 1996. In addition, a $3.0 million advance was received on future royalties, which, as stipulated in the License Agreement, will be reduced in each period by 50% of royalties earned in excess of the Minimum Royalty in any year. The remainder of royalties earned will be received as cash proceeds by the Company. At June 30, 1997, the Company had not yet received the Minimum Royalty for year one and, as such, the entire $3.0 million has been recorded as deferred revenue. As the Company cannot reasonably estimate the excess, if any, of future royalty payments over the Minimum Royalty in each year, the entire balance has been classified as long term at June 30, 1997.

    AHP also provided the Company with advances of approximately $221,413 and $1.45 million during the fiscal years ended June 30, 1996 and 1995, respectively. The Company repaid all such advances with the proceeds of the IPO in the year ended June 30, 1996.

    THE RESEARCH AND DEVELOPMENT AGREEMENT - The Company and AHP have entered into an agreement whereby AHP has agreed to fund certain ongoing research and development costs incurred by the Company. The Company contributes one-third of such research and development costs while AHP contributes the remaining two-thirds. Prior to the IPO, AHP funded the Company's portion of such costs. Such amounts were recorded as advances from AHP in fiscal years 1996 and 1995. The Company repaid the $945,127 of research and development advances with proceeds from the IPO and subsequently has taken no further advances from AHP.

    THE COLLAGEN SUPPLY AGREEMENT - Pursuant to an agreement entered into with AHP in May 1995, the Company agreed to manufacture collagen to be used in the Angio-Seal. AHP agreed to a minimum purchase requirement from the Company for five years beginning May 31, 1995.

3.  RELATED PARTY TRANSACTIONS

    The Company earned interest income of $9,322 and $26,274 for the fiscal years ended June 30, 1996 and 1995, respectively, on certain notes receivable from current and former officers of the Company which were repaid at the date of the Company's IPO. Such amounts had been classified as a component of stockholders' equity due to their being collateralized primarily by common stock and common stock equivalents.

    For the fiscal years ended June 30, 1996 and 1995 the Company incurred $785,524 (of which $496,580 was offset against proceeds of the IPO) and $56,080, respectively, in legal fees with a law firm which serves as the Company's general counsel for all corporate legal affairs. Certain current and former partners of such firm have interests in an investment partnership that owned 50,000 shares of the outstanding Common Stock of the Company. The shares were sold during the year ended June 30, 1997.

    See Note 13 for a discussion of related party transactions with certain former officers and transactions related to employee stock rights issued to current and former officers and an outside director.

4.  ACCRUED BONUS

    In 1995, due to the lack of available funds and turnover of certain officers and employees, management decided not to pay $300,000 in bonuses which had been accrued at June 30, 1994 for certain officers and key employees. Accordingly, the accrual was reversed and is included in the consolidated statements of operations as a reduction of selling, general and administrative expenses in fiscal 1995.

5.  LEASES

    At June 30, 1997, future minimum annual rental commitments under noncancelable lease obligations are as follows:

                                                 CAPITAL           OPERATING
                                                 LEASES             LEASES
                                           -------------------------------------
YEAR ENDING JUNE 30:
1998                                       $    55,736         $    249,990
1999                                            45,262              253,556
2000                                            25,078              252,553
2001                                            11,055              252,852
2002                                             1,947              257,136
                                           -----------         ------------
Total minimum lease payments                   139,078         $  1,266,087
                                           -----------         ============
Amount representing interest (at rates
  ranging from 7.25% to 10.25%                 (23,753)
                                           -----------
Present value of net minimun lease
  payments                                 $   115,325
                                           ===========

Capital leases are for various types of equipment, as follows:

                                                         JUNE 30,
                                           ---------------------------------
      CLASSES OF PROPERTY                        1997                 1996

      Office equipment                        $ 38,280             $ 38,280
      Computer equipment                        60,264               77,002
      Other equipment                          118,980               99,457
      Accumulated amortization                (115,550)            (102,692)
                                              --------             --------
      Total                                   $101,974             $112,047
                                              ========             ========

Such assets are amortized over periods ranging from three to five years, which represents the lesser of the term of the lease or useful life of the asset.

    The majority of rent expense is for the Company's facility in Exton, Pennsylvania. The Company also has various office and manufacturing equipment operating leases. Rent expense for the fiscal years ended June 30, 1997, 1996 and 1995 was approximately $274,624, $279,000 and $251,000, respectively.

6.  DEBT

    Amounts outstanding under the Company's credit agreement with AHP (the "Credit Agreement") and the line of credit are shown in the following table.

                                                                             JUNE 30,
                                                                   ----------------------------
                                                                       1997            1996
         The Credit Agreement                                                      $  6,356,824
         Line of credit                                            $  500,000
                                                                    ---------        ----------
         Total                                                        500,000         6,356,824

         Current portion                                                             (6,356,824)
                                                                    ---------      ------------
         Long-term line of credit                                   $ 500,000      $
                                                                    =========      ============

    THE CREDIT AGREEMENT - At June 30, 1996, the Company had a $5,000,000
    Credit Agreement with AHP. Debt outstanding under the Credit Agreement
    included accrued interest of $1,356,824 at June 30, 1996.   Interest accrued
    at a rate of prime plus 2% (10.25% at June 30, 1996) and was payable at maturity. Loans made under this facility matured at the sooner of a receipt of pre-market approval for the Angio-Seal from the FDA, or December 31, 1996. As such, the entire balance of $6,517,348, including interest of $1,517,348 was repaid in October 1996 following receipt of FDA approval on September 30, 1996.

    LINE OF CREDIT - In October 1996, the Company entered into a $100,000 revolving credit and term loan agreement bearing interest at a fixed rate of
    8.75% designated for the purchase of capital equipment.   In February 1997,
    such agreement was replaced with a $500,000 revolving credit and term loan agreement (the "Revolver") bearing interest at the prime rate of interest (8.5% at June 30, 1997). The Revolver calls for interest only payments until December 1, 1997 at which time it converts to a term loan due in 60 monthly installments of principal and interest. The Revolver is collateralized by a first security interest in the equipment purchased with the proceeds as well as certain other large equipment of the Company. At June 30, 1997, the Company had borrowed $500,000 under the Revolver.

    Subsequent to year end, the Company modified the Revolver, increasing it to $2,000,000 and extending the conversion to term loan date to August 1, 1998. Accordingly, all amounts due under the Revolver have been classified as long-term at June 30, 1997. The facility is collateralized by the business assets of the Company.

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


                                                                       JUNE 30,
                                                          ------------------------------
                                                               1997              1996

  Accrual for:
    Vacation                                              $  120,403         $   23,128
    Bonuses                                                   75,000            130,000
  Basis difference - patents                                 479,264            488,998
  Basis difference - fixed assets                             99,741            145,839
  Prepaid insurance                                          (97,009)          (107,789)
  Other                                                       10,000                581
                                                          ----------         ----------
                                                             687,399            680,757
  Effective tax rate                                           40.59 %            40.59 %
                                                          ----------         ----------
  Deferred tax asset                                         279,015            276,319
  NOL carryforwards (expiring between 1997 and 2012)       6,315,906          5,354,744
                                                          ----------         ----------
                                                           6,594,921          5,631,063
  Less valuation allowance                                (6,594,921)        (5,631,063)
                                                          ----------         ----------
                                                          $        0         $        0
                                                          ==========         ===========


    The Company's entire deferred tax asset is offset by a valuation allowance due to the uncertainty surrounding future earnings. At June 30, 1997, the Company had NOL carryforwards for federal and state tax purposes totaling $18.3 and $1.2 million, respectively. A portion of the NOL may be subject to various statutory limitations as to its usage.

9.  COMMITMENTS AND CONTINGENCIES

    The Company has pledged $2,419,965 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred as the result of the receipt of Common Stock in settlement of the Employee Stock Rights (see Note 13). In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $2,223,059 at June 30, 1997.

10. PRODUCT RETURN

    In January 1996, as a result of internal routine testing, the Company and AHP withdrew two production lots from sale in Europe, although neither the Company nor AHP had received any complaints concerning the product. After further testing on the withdrawn production lots, it was determined as a precautionary measure to withdraw the remaining inventory at AHP's European facility. In connection with this withdrawal, the Company recognized a pretax charge of $573,961 in its consolidated statements of operations during the year ended June 30, 1996. Corrective action was taken to resolve this issue, production resumed after the reconstruction of the damaged facility (see Note 11), and there was no further impact of such withdrawal on the consolidated financial statements of the Company.

11. MAJOR DAMAGE TO FACILITY

    On January 8, 1996, the Company's facility sustained significant damage from a roof collapse resulting from a major snowstorm. The production of the Company's products was halted until the destroyed facilities could be reconstructed. Construction was completed in late March 1996 and production resumed at such time.

    The Company maintains both property damage and business interruption insurance. The Company recovered $1,186,619 (net of a $1,000 deductible) as final settlement for property damage in fiscal year 1996. Of this amount, $500,000 was received as of June 30, 1996, and the remaining $686,619 recorded as a component of other receivables at June 30, 1996 and received in fiscal year 1997. Of the settlement amount, $240,629 represented reimbursable losses and expenses of the Company related to the facility damage. Such amount is presented net in the selling, general and administrative ("S,G&A") line item of the consolidated statement of operations for the year ended June 30, 1996. The Company also expended $729,389 for capital expenditures to reconstruct the damaged facility and replace destroyed equipment during the year ended June 30, 1996. Proceeds received for such capitalized items are presented as a component of other income as a separate line item on the consolidated statement of operations for the year ended June 30, 1996, along with the net gain on the property damage insurance settlement of $216,601.

    The Company also recovered $1,309,882 (net of a $1,000 deductible) as final settlement for business interruption in December 1996. Of this amount, $287,742 in continuing fixed payroll costs and related benefits incurred during the reconstruction period had been recorded as a component of other receivables at June 30, 1996. The related cost of products sold, SG&A expense and research and development expense were offset in the consolidated statements of operations for the year ended June 30, 1996 by $199,642, $29,073 and $59,027, respectively. The remaining $968,761 (net of adjuster fees) has been recorded as a component of other income as a separate line item on the consolidated statement of operations for the year ended June 30, 1997.

12.    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments with high quality financial institutions and has established guidelines relative to diversification and maturities that maintain safety and high liquidity.
    With respect to trade accounts receivable, such receivables are primarily with the Company's strategic alliance partner, AHP (95% of trade receivables at June 30, 1997) (see Note 2). The Company performs ongoing credit evaluations on the remainder of its customers' financial conditions but does not require collateral to support customer receivables. For the years ended June 30, 1997, 1996 and 1995, revenues from AHP represented the following percentages of total revenues of the Company:


                                                     PERCENTAGE OF TOTAL REVENUE
                                                     FOR THE YEAR ENDED JUNE 30,
                                                 -----------------------------------
                                                  1997            1996          1995
         Sales                                    91%             81%            81%
         R&D Revenue (see Note 2)                 98%             99%           100%
         Milestone Fees (see Note 2)              100%            100%          100%
         Royalty Income (see Note 2)              100%            100%          100%



13.    CERTAIN COMPENSATION AND EMPLOYMENT AGREEMENTS

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

    Under the Stock Appreciation Plans, 100,000 units, each equivalent to one share of common stock, had been awarded in the fiscal year ended June 1995 to former officers of the Company without cost. The units were assigned a value of $8.00 per share. Upon closing of the IPO, the benefit paid to participants was 33,333 shares of the Company's Common Stock (equivalent to the excess of the offering price of $12 per share over the unit value of $8.00 per share) and related compensation expense of $400,000 was recorded for the year ended June 30, 1996.

    Under the Phantom Stock Plans, 439,478 units, each equivalent to one share of common stock, had been awarded to employees of the Company (including 305,000 to current and former officers and directors). At the IPO in December 1995 and during the fiscal year ended June 30, 1995 compensation expense related to these shares of $2,082,518 and $1,530,263, respectively, was recorded (of which $1,493,576 and $1,182,434 related to officers and directors.)

    STOCK AWARDS - During the fiscal year ended June 30, 1995, the Company awarded rights to receive Common Stock valued at $200,000 to certain consultants of the Company in recognition of their services to the Company. The stock was issued upon completion of the Company's IPO and the related expense recorded as a component of S,G&A expense for the year ended June 30, 1996.

    AGREEMENTS WITH FORMER OFFICERS - In June 1995, the Company's former CEO surrendered 60,000 shares of Common Stock in exchange for cancellation of his outstanding promissory note. In lieu of these shares, he received 60,000 units under the Stock Appreciation Plans which were settled in connection with the IPO.

    Under a settlement agreement with the Company's former president relating to the termination of his employment in March 1995, the Company agreed to pay $125,000 which was recorded as compensation expense for the year ended June 30, 1995. In March 1995, this former officer surrendered 100,000 shares of Common Stock in exchange for cancellation of his $800,000 promissory note plus accrued interest. In lieu of these shares, he received 40,000 units under the Stock Appreciation Plans which were settled in connection with the IPO.

14.    PREFERRED STOCK

    The Company has an authorized class of undesignated Preferred Stock consisting of 100,000 shares with a $.001 par value. The Board of Directors may authorize the issuance of Preferred Stock which ranks senior to the Common Stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock. At June 30, 1997 and 1996, no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock.

15.   STOCK OPTION PLANS

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

    The Compensation Committee of the Board of Directors oversees the Committee and may grant nonqualified stock options, incentive stock options or a combination thereof to the participants. The Employee Plan provides for a total of 1.2 million shares available for option grants. Options granted will provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than fair market value on the date grant. As of June 30, 1997, awards consist solely of stock options as summarized in the table below.

    During 1995, the Company adopted the Nonemployee Directors' Stock Option
    Plan (the "Directors' Plan").   The Directors' Plan grants nonqualified
    stock options for the purchase of Common Stock to directors who are not employees. The Directors' Plan provides for a total number of 60,000 shares available for option grants.

    The Directors' Plan provides for (i) the grant of an option to purchase 5,000 shares of Common Stock to each participant on the Directors' Plan's effective date and (ii) a grant of an option to purchase 2,500 shares of Common Stock on the date of each regular annual stockholder meeting after the effective date to each participant upon such date and either is continuing as a nonemployee director subsequent to the meeting or who is elected at such meeting to serve as a nonemployee
    director.   Options granted under the Directors' Plan must provide for the purchase of Common Stock at fair market value on the date of grant.

    Under both plans, the options are exercisable over a maximum term of ten years from the date of grant and vest over periods of zero to four years based on the grant date.

    A summary of the stock option activity under both plans for the years ended June 30, 1997, 1996 and 1995, is as follows:

                                                 EMPLOYEE PLAN               DIRECTORS' PLAN
                                        -----------------------------  --------------------------
                                                          WEIGHTED                    WEIGHTED
                                                          AVERAGE                      AVERAGE
                                                          EXERCISE                    EXERCISE
                                            SHARES         PRICE          SHARES        PRICE
                                        -----------------------------  --------------------------
Balance at June 30, 1994
Granted                                    636,000         $8.58
                                          --------
Balance at June 30, 1995                   636,000          8.58
Granted                                    167,600         13.71           15,000       $12.00
                                          --------                        -------
Balance at June 30, 1996                   803,600          9.66           15,000        12.00
Granted                                      2,000         14.88            7,500        14.88
Cancelled                                  (11,349)        12.53
Exercised                                  (41,758)         9.31                -
                                          --------                        -------
Balance at June 30, 1997                   752,493          9.64           22,500        12.96
                                          ========                        =======
Exercisable portion                        494,258          9.18            7,500        12.00
                                          ========                         ======
Available for future grant                 405,749                         37,500
                                          ========                        =======
Weighted-average fair value of options
granted during the year ended June 30,
                  1996                    $   8.52                      $    9.38
                                         =========                      =========
                  1997                    $   9.80                      $   11.08
                                         =========                      =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                YEAR ENDED JUNE 30,
                                         --------------------------------
                                               1997            1996

    Dividend yield                              0%               0%
    Expected volatility                      68%-75%          68%-75%
    Risk-free interest rate                    6.4%             6.5%
    Expected lives:
         Employee Plan                          5                5
         Directors Plan                         7                7

The following table summarizes significant option groups outstanding at June 30, 1997 and related weighted average price and remaining contractual life information as follows:


                                         OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
             RANGE OF        --------------------------------------------    -------------------------------
             EXERCISE          NUMBER AT        REMAINING      EXERCISE        NUMBER AT         EXERCISE
              PRICES         JUNE 30, 1997        LIFE          PRICE        JUNE 30, 1997         PRICE
         -----------------   -------------      ---------      --------      -------------       ---------
           $8.00 - $8.75           594,868        7.85           $8.59            438,025            $8.59
         $12.00 - $13.375          155,625        8.95           13.24             54,358            13.19
         $14.875 - $16.00           24,500          9            15.36              9,375            15.67
                             -------------                                   -------------
                                   774,993                                        501,758
                             -------------                                   -------------

    The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the Company's two stock option plans. Had compensation cost for the plans been determined based on the fair market value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's net loss and earnings per share would have been reduced to the proforma amounts below:




                                         JUNE 30, 1997                       JUNE 30, 1996
                                 -----------------------------       ------------------------------
                                 AS REPORTED        PRO FORMA         AS REPORTED        PRO FORMA
                                 -----------        ---------        ------------       -----------
      Net loss                    ($262,476)        ($818,363)       ($5,915,573)       ($5,972,087)
      Loss per share               ($0.04)           ($0.11)            ($1.00)            ($1.01)

    Subsequent to year end, the Company granted 196,100 stock options under the Employee Plan at an option price equal to the fair market value of the Company's stock on the date of grant (July 23, 1997) of $11.75 per share.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The summarized quarterly results of operations of the Company for the years ended June 30, 1997 and June 30, 1996 are presented below:


                                                          YEAR ENDED JUNE 30, 1997
                                        ----------------------------------------------------------
                                            1ST              2ND            3RD            4TH
                                          QUARTER          QUARTER        QUARTER        QUARTER
                                        -----------      ----------      ----------    -----------
       Operating revenues               $ 2,328,109      $1,712,382      $2,027,082    $ 1,839,422
       Operating costs and expenses     $ 2,114,459      $2,339,353      $2,529,710    $ 2,597,457
       Net income (loss)                $   220,713      $  497,229      $ (374,444)   $  (605,974)
       Income (loss) per share          $      0.03      $     0.07      $    (0.05)   $     (0.08)



                                                          YEAR ENDED JUNE 30, 1996
                                        ----------------------------------------------------------
                                            1ST            2ND             3RD             4TH
                                          QUARTER         QUARTER        QUARTER         QUARTER
                                        -----------      ----------      ----------    -----------
       Operating revenues               $    766,491     $   964,578     $   438,715   $    797,021
       Operating costs and expenses     $  2,632,928     $ 2,850,220     $ 2,061,062   $  1,873,093
       Net loss                         $ (2,174,045)    $(2,167,831)    $(1,507,746)  $    (65,951)
       Loss per share                   $      (0.49)    $     (0.44)    $     (0.21)  $      (0.01)

Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

                                     *****

14(a) 2. FINANCIAL STATEMENT SCHEDULES
         All schedules have been omitted because they are not applicable or not required.

14(a) 3. EXHIBITS

       Exhibit #                                 Description
       ---------                                 -----------
       3.1*             Form of Amended and Restated Certificate of Incorporation of the Company.

       3.2*             Form of Amended and Restated Bylaws of the Company.

       4.1*             Specimen stock certificate representing Common Stock.

       10.1*            Kensey Nash Corporation Employee Stock Incentive Plan and form of Stock Option Agreement.

       10.2*            Kensey Nash Corporation Nonemployee Directors' Stock Option Plan and form of Stock Option Agreement.

       10.3*            Form of Directors' Indemnification Agreement.

       10.4*            Employment Agreement dated March 24, 1995, by and between the Company and Joseph W. Kaufmann.

       10.5*            Employment Agreement dated July 1, 1993, by and between the Company and Kenneth R. Kensey, M.D.

       10.6*            Employment Agreement dated July 1, 1993, by and between the Company and John E. Nash,P.E.

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

       10.11*           License Agreement (Foreign) dated September 4, 1991, by and between the
                        Company and American Home Products Corporation.

       10.12*           Research and Development Agreement dated November 19, 1995, by and between the Company and American Home Products Corporation.

       10.13*           Amendment No. 1 to Credit Agreement dated November 30, 1993, by and between the Company and American Home Products Corporation.

       10.14*           Amendment No. 2  to Credit Agreement dated as of August 1, 1995, by and between the Company and American Home Products Corporation.

       27.1             Financial Data Schedule

       --------------------------

* This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in the Company's Registration Statement on Form S-1, Registration Statement No. 33-98722.

14(B).  REPORTS ON FORM 8-K

        None.


                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of September, 1996.

                                    KENSEY NASH CORPORATION


                                    By: /S/ JOSEPH W. KAUFMANN
                                        -----------------------
                                           Joseph W. Kaufmann
                                           Chief Executive Officer and President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of September, 1997.


                   SIGNATURE                                               TITLES

          /s/ JOSEPH W. KAUFMANN                  Chief Executive Officer (Principal Executive Officer),
          ----------------------------            President, Chief Financial Officer (Principal Financial and
          Joseph W. Kaufmann                      Accounting Officer), Secretary and Director

          /s/ JOHN E. NASH, P.E.                  Vice Chairman of the Board and Executive Vice President
          ---------------------------
          John E. Nash, P.E.

          /s/ KENNETH R. KENSEY, M.D.             Chairman of the Board of Directors
          ---------------------------
          Kenneth R. Kensey, M.D.

          /s/ DOUGLAS G. EVANS, P.E.              Chief Operating Officer, Assistant Secretary and Director
          ---------------------------
          Douglas G. Evans, P.E.

          /s/ ROBERT J. BOBB                      Director
          ---------------------------
          Robert J. Bobb

          /s/ HAROLD N. CHEFITZ                   Director
          ---------------------------
          Harold N. Chefitz

          /s/ WALTER R. MAUPAY, JR.               Director
          ---------------------------
          Walter R. Maupay, Jr.
