Form 10-Q
period 1997-09-30
KENSEY NASH CORP
filed 1997-11-14
CIK 1002811

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended: SEPTEMBER 30, 1997

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

     As of October 31, 1997, there were outstanding 7,217,491 shares of Common Stock, par value $.001, of the registrant.

                            KENSEY NASH CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 1997



                                    INDEX



                                                                                           PAGE
                                                                                           ----
PART I - FINANCIAL INFORMATION


     ITEM 1.FINANCIAL STATEMENTS
                 Condensed Consolidated Balance Sheets
                  as of September 30, 1997  (Unaudited) and June 30, 1997 ................    3

                 Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 1997 and 1996 (Unaudited) .....    4

                 Condensed Consolidated Statements of Stockholders' Equity as of
                  September 30, 1997 (Unaudited) and June 30, 1997 .......................    5

                 Condensed Consolidated Statements of Cash Flows
                  for the three months ended September 30, 1997 and 1996 (Unaudited) .....    6

                 Notes to Condensed Consolidated Financial Statements (Unaudited) ........    7

     ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...........................    9


PART II - OTHER INFORMATION

     ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K .............................................   12


SIGNATURES................................................................................   13

PART I-FINANCIAL INFORMAITON

ITEM 1. FINANCIAL STATEMENTS

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                           SEPTEMBER 30,           JUNE 30,
                                                                                               1997                  1997
                                                                                          -----------------------------------
                                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                $   3,029,275          $    868,180
 Short-term investments                                                                       3,663,074             6,482,624
 Trade receivables                                                                              792,055             1,252,110
 Other receivables (including approximately $87,500 and $30,000 at
   September 30, 1997 and June 30, 1997, respectively, due from employees)                      437,881               431,668
 Inventory (Note 3)                                                                             824,506               735,922
 Prepaid expenses and other                                                                     358,532               295,232
                                                                                          -------------          ------------
    Total current assets                                                                      9,105,323            10,065,736

PROPERTY, PLANT AND EQUIPMENT, AT COST
 Leasehold improvements                                                                       3,207,005             3,207,005
 Machinery, furniture and equipment                                                           2,856,729             2,719,543
 Construction in progress                                                                        65,884                57,614
                                                                                          -------------          ------------
    Total property, plant and equipment                                                       6,129,618             5,984,162
 Accumulated depreciation                                                                    (2,177,147)           (1,978,405)
                                                                                          -------------          ------------
Net property, plant and equipment                                                             3,952,471             4,005,757
                                                                                          -------------          ------------
OTHER ASSETS:
 Restricted investments (Note 5)                                                              2,419,965             2,419,965
 Leased property under capital leases, less accumulated amortization of
   $98,628 and $115,550 at September 30, 1997 and June 30, 1997, respectively                    90,139               101,974
                                                                                          -------------          ------------
   Total other assets                                                                         2,510,104             2,521,939
                                                                                          -------------          ------------
TOTAL                                                                                     $  15,567,898          $ 16,593,432
                                                                                          =============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts payable                                                                         $     147,044          $    522,311
 Accrued expenses                                                                               283,579               323,850
 Current portion of line of credit and capital lease obligations (Note 4)                       106,678                42,702
 Deferred revenue                                                                                13,755                 5,000
                                                                                          -------------          ------------
   Total current liabilities                                                                    551,056               893,863
                                                                                          -------------          ------------
DEFERRED REVENUE - ROYALTIES (Note 2)                                                         2,920,813             3,000,000
LINE OF CREDIT AND OBLIGATIONS UNDER  CAPITAL
  LEASES, long-term portion (Note 4)                                                            496,473               572,623
                                                                                          -------------          ------------
   Total liabilities                                                                          3,968,342             4,466,486
                                                                                          -------------          ------------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at September 30, 1997 and June 30, 1997
 Common stock, $.001 par value, 25,000,000 shares authorized,
   7,215,321 and 7,198,251 shares issued and outstanding at
   September 30, 1997 and June 30, 1997,  respectively                                            7,215                 7,198
 Capital in excess of par value                                                              34,356,080            34,203,807
 Accumulated deficit                                                                        (22,763,739)          (22,084,059)
                                                                                          -------------          ------------
   Total stockholders' equity                                                                11,599,556            12,126,946
                                                                                          -------------          ------------
TOTAL                                                                                     $  15,567,898          $ 16,593,432
                                                                                          =============          ============

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                            ------------------------------------
                                                                                  1997                   1996
REVENUES (Note 1):
 Net sales                                                                       $   534,061         $   603,746
 Research and development                                                            733,331             619,363
 Milestone fees                                                                                        1,050,000
 Royalty income                                                                      297,898              55,000
                                                                                 -----------         -----------
      Total revenues                                                               1,565,290           2,328,109
                                                                                 -----------         -----------
OPERATING COSTS AND EXPENSES:
Cost of products sold                                                                816,090             558,440
Research and development                                                           1,185,385           1,084,292
Selling, general and administrative                                                  364,217             471,727
                                                                                 -----------         -----------
      Total operating costs and expenses                                           2,365,692           2,114,459
                                                                                 -----------         -----------
(LOSS) INCOME FROM OPERATIONS                                                       (800,402)            213,650
                                                                                 -----------         -----------
OTHER INCOME (EXPENSE):
 Interest income                                                                     133,665             178,157
 Interest expense                                                                    (14,584)           (171,752)
 Other                                                                                 1,641                 658
                                                                                 -----------         -----------
      Total other income - net                                                       120,722               7,063
                                                                                 -----------         -----------
NET (LOSS) INCOME                                                                $  (679,680)        $   220,713
                                                                                 ===========         ===========
(LOSS) EARNINGS PER COMMON SHARE  (Note 1)                                       $     (0.09)        $      0.03
                                                                                 ===========         ===========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (Note 1)                                                       7,205,400           7,389,318
                                                                                 ===========         ===========



See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                           CAPITAL
                                                  COMMON STOCK            IN EXCESS
                                          ---------------------------       OF PAR        ACCUMULATED
                                          SHARES               AMOUNT       VALUE          DEFICIT            TOTAL
BALANCE, JUNE 30, 1996                   7,156,493         $   7,156    $33,815,216     $(21,821,583)      $12,000,789
 Exercise of stock options                  41,758                42        388,591                            388,633
 Net loss                                                                                   (262,476)         (262,476)
                                         ---------         ---------     ----------     ------------       -----------
BALANCE, JUNE 30, 1997                   7,198,251             7,198     34,203,807      (22,084,059)       12,126,946
 Exercise of stock options                  17,070                17        152,273                            152,290
 Net loss                                                                                   (679,680)         (679,680)
                                         ---------         ---------     ----------     ------------       -----------
BALANCE, SEPTEMBER 30, 1997 (Unaudited)  7,215,321         $   7,215    $34,356,080     $(22,763,739)      $11,599,556
                                         =========         =========     ==========     ============       ===========

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                              -----------------------------------
                                                                                      1997             1996
OPERATING ACTIVITIES:
 Net (loss) income                                                            $      (679,680)     $   220,713
 Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Depreciation and amortization                                                      210,577          159,793
   Interest expense not requiring cash                                                                 166,513
 Changes in assets and liabilities which provided (used) cash:
   Accounts receivable                                                                453,842         (360,963)
   Prepaid expenses and other current assets                                          (63,300)          89,492
   Inventory                                                                          (88,584)         (87,252)
   Accounts payable and accrued expenses                                             (415,538)        (332,085)
   Deferred revenue                                                                   (70,432)
                                                                              ---------------      -----------
   Net cash used in operating activities                                             (653,115)        (143,789)
                                                                              ---------------      -----------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                          (145,456)        (587,305)
 Sale of investments                                                                2,819,550          913,222
                                                                              ---------------      -----------
    Net cash provided by investing activities                                       2,674,094          325,917
                                                                              ---------------      -----------
FINANCING ACTIVITIES:
 Principal payments under capital leases                                              (12,174)         (11,813)
 Net advance repayments                                                                                (20,000)
 Proceeds from issuance of common stock                                                                 72,249
 Exercise of stock options                                                            152,290
                                                                              ---------------      -----------
    Net cash provided by financing activities                                         140,116           40,436
                                                                              ---------------      -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                               2,161,095          222,564
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          868,180        4,549,707
                                                                              ---------------      -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $     3,029,275      $ 4,772,271
                                                                              ===============      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                                       $        14,584      $     5,239
                                                                              ===============      ===========
 Cash paid for income taxes                                                   $                    $
                                                                              ===============      ===========
See notes to condensed consolidated financial statements.

                            KENSEY NASH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1 --CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      BASIS OF PRESENTATION

      The condensed consolidated balance sheet at June 30, 1997 and the condensed consolidated statement of stockholders' equity at June 30, 1997 have been condensed from the audited financial statements at that date. The condensed consolidated balance sheet at September 30, 1997, the condensed consolidated statements of operations for the three months ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the three months ended September 30, 1997 and 1996 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended September 30, 1997 are not necessarily indicative of operating results for the full year.

      NET (LOSS) INCOME PER SHARE
      For the three months ended September 30, 1997 and 1996, net (loss) income per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from options are included in the computation (using the treasury stock method) when their effect is dilutive.

      CASH AND CASH EQUIVALENTS
      Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

      INVESTMENTS
      Investments at September 30, 1997 and June 30, 1997 consist of short-term Certificates of Deposit, Government Bonds and U.S. Treasury Bills. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its entire investment portfolio as available-for-sale securities except for those pledged as collateral which are included in restricted investments (see Note 5). Available-for-sale securities are reported at fair value with unrealized gains and losses included in shareholders' equity (at September 30, 1997, amortized cost approximates fair market value). Realized gains and losses are included in interest income.

      EXPORT SALES
      Export sales from the Company's U.S. operations to unaffiliated customers in Europe totaled $22,485 and $126,195 for the three months ended September 30, 1997 and 1996, respectively.

NOTE 2 -- DEFERRED REVENUE - ROYALTIES

      Upon receipt of pre-market approval for the 8 French ("F") size Angio-Seal device (the "Angio-Seal") from the Food and Drug Administration (the "FDA") on September 30, 1996, the Company received a $3 million advance on future royalties under the Company's licensing agreement (the "Licensing Agreement") with American Home Products Corporation ("AHP"). Such advance has been recorded as deferred revenue. The Licensing Agreement provides for certain minimum royalty payments ("Minimum Royalty") during the first five years after receiving FDA approval (each royalty year begins on October 1 and ends on September
      30). As stipulated in the Licensing Agreement, the $3 million advance will be reduced in each period by 50% of royalties earned in excess of the Minimum Royalty in any royalty year. The remainder of royalties earned will be received as cash proceeds by the Company. At September 30, 1997, the Company had exceeded the first royalty year Minimum Royalty by $158,374, and has therefore reduced the deferred revenue balance by 50% of such excess, to $2,920,813. As the Company cannot reasonably estimate the excess, if any, of future royalty payments over the Minimum Royalty in each year, the entire balance has been classified as long-term at September 30, 1997.


NOTE 3 -- INVENTORY

      Inventory primarily includes the cost of material utilized in the processing of the Company's products. Inventory is as follows:



                               SEPTEMBER 30, 1997   JUNE 30, 1997
                               ------------------  ----------------
              Raw Materials              $758,578          $649,262
              Work in Process              65,928            86,660
                                         --------          --------
              Total                      $824,506          $735,922
                                         ========          ========

NOTE 4 -- LINE OF CREDIT

      In February 1997, the Company replaced an existing $100,000 revolving credit and term loan agreement bearing interest at a fixed rate of 8.75% with a $500,000 revolving credit and term loan agreement ("the Revolver") bearing interest at the prime rate of interest (8.5% at September 30, 1997). The Revolver called for interest only payments until December 1, 1997 at which time it converted to a term loan due in 60 monthly installments of principal and interest. In October 1997, the Revolver was increased to $2 million and the date on which it converts to a term loan was extended to August 1, 1998. The Revolver is collateralized by the business assets of the Company. At September 30, 1997, the Company had borrowed $500,000 under the Revolver.


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

      The Company has pledged $2,419,965 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred by such employees as the result of the receipt of Common Stock in settlement of the employee stock rights. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company.
      The balance outstanding on such employee loans was $2,241,371 at September 30, 1997.


NOTE 6 -- INCOME TAXES
      As of June 30, 1997, the Company had net operating loss carryforwards for federal and state tax purposes totaling $18.3 and $1.2 million, respectively. As such, no provision has been made for income taxes for the three months ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW
     The Company is a medical device company focused on the commercialization and continuing development of a line of absorbable medical devices for the sealing of arterial punctures created during diagnostic and therapeutic cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company's proprietary principal product, the 8 French ("F") Angio-Seal device (the "Angio-Seal"), has been designed to provide a safe, effective and rapid method of sealing arterial punctures. The Company is developing other sizes of the Angio-Seal, including 6F and 10F sizes (together with Angio-Seal, the "Angio-Seal Product Line"), to address broader market applications. In addition to its involvement with the Angio-Seal Product Line, the Company manufactures its proprietary collagen for use by third parties and has expanded its design and manufacturing capabilities in absorbable polymers. The Company is also developing a rotary catheter for application in opening occluded bypass grafts.


     The Company has a strategic relationship with AHP whereby AHP has the worldwide marketing and manufacturing rights to the Angio-Seal Product Line. The Angio-Seal was approved for sale in Europe (CE Mark) in September 1995 and in the United States in September 1996. The Angio-Seal is also being sold in Canada, Australia, Saudi Arabia and Israel.


   THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996


     Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues decreased 33% to $1,565,000 in the three months ended September 30, 1997 from $2,328,000 in the three months ended September 30, 1996. Net sales of products decreased 12% to $534,000 from $604,000 for the three months ended September 30, 1997 and 1996, respectively. Research and development revenues increased 18% to $733,000 from $619,000 for the three months ended September 30, 1997 and 1996, respectively. The decrease in net sales was mainly attributable to a decrease in device production as the Company transitions from the supply of subassemblies to the supply of completed devices for distribution to the European marketplace to
AHP. The increase in research and development revenues relates to increased activity in contract research and development from AHP for the 6F and 10F clinical trial programs, which were started in July 1997, and for additional sizes of and product enhancements to the Angio-Seal Product Line. The $1.05 million milestone fee in the three months ended September 30, 1996 represented the final milestone under the License Agreement with AHP which was earned by the Company upon receipt of FDA pre-market approval. Royalty income increased 442% to $298,000 from $55,000 in the three months ended September 30, 1997 and 1996, respectively. This increase reflected increased demand in the European market versus the same quarter a year earlier as well as the commencement of
Angio-Seal sales in the U.S..   As the Company and AHP increase production and
continue to market the Angio-Seal in the United States and in Europe, the Company expects royalty income to become a significant source of revenue. Royalty rates are based on volume of units sold and are comparable in both the domestic and foreign licensing agreements with AHP.

     Cost of products sold increased 46% to $816,000 in the three months ended September 30, 1997 from $558,000 in the three months ended September 30, 1996. This increase primarily reflected additional fixed manufacturing overhead costs related to the Company's expansion which have not yet been fully absorbed due to the Company's current production levels.

     Research and development expense, including regulatory and clinical expense, increased 9% to $1,185,000 in the three months ended September 30, 1997 from $1,084,000 in the three months ended September 30, 1996. This increase was primarily due to increases in outside expenses and clinical trial activity in conjunction with the development of the Angio-Seal Product Line, as well as increased activity within the rotary technology program. The Company expects research and development expense to continue at recent levels, if not slightly increase, as it continues development of additional sizes of the Angio-Seal, investigates and develops new products, conducts clinical trials, seeks regulatory approval for its products and researches manufacturing process improvements related to the collagen and polymer business.

     Selling, general and administrative expense decreased 23% to $364,000 in the three months ended September 30, 1997 from $472,000 in the three months ended September 30, 1996. This decrease was primarily due to favorable trends in certain outside professional fees.

     Interest expense decreased 92% to $15,000 in the three months ended September 30, 1997 from $172,000 in the three months ended September 30, 1996. This decrease was due to the repayment of the AHP Credit Agreement upon receipt of FDA approval of the Angio-Seal on September 30, 1996. Interest income decreased to $134,000 in the three months ended September 30, 1997 from $178,000 in the three months ended September 30, 1996. The decrease was due to a decline in investment balances primarily attributable to the repayment of the AHP Credit Agreement as well as capital expenditures and funding for the Company's normal operating activities.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in the Company's operating activities during the three months ended September 30, 1997 and 1996 was $653,000 and $144,000, respectively. The increase in net cash used in operating activities was primarily due to a net loss of $680,000 for the period ended September 30, 1997 compared to net income of $221,000 for the period ending September 30, 1996. Changes in asset and liability balances for the three months ended September 30, 1997 resulted in a $184,000 use of cash in operating activities offset by a $211,000 non-cash adjustment for depreciation expense.

     Capital expenditures were $145,000 for the three months ended September 30, 1997, primarily representing expansion of the Company's manufacturing capabilities.

     The Company's cash, cash equivalents and short-term investments were $6,692,000 at September 30, 1997. In addition, the Company has pledged $2,420,000 in investments (not included in the $6,692,000) as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock in settlement of the employee stock rights at the time of the IPO. In exchange for the Company's pledging this collateral, the employees have pledged their Common Stock as collateral to the Company.

     The Company increased its $500,000 bank revolving line of credit to $2.0 million in September 1997, but has not taken any further advances under such facility at September 30, 1997. Upon FDA approval of the Angio-Seal on September 30, 1996, the Company recorded a $3,000,000 advance on future royalties from AHP as deferred revenue. As specified in the Licensing Agreement, the advance will be reduced by 50% of royalties earned in excess of the annual minimum royalty for each royalty year. At September 30, 1997, the Company had exceeded the first royalty year Minimum Royalty by $158,374, and has therefore reduced the deferred revenue balance by 50% of such excess, to $2,920,813.

     On November 13, 1997, the Company announced that it had acquired a portfolio of puncture closure patents and patent applications which will result in a 33% to 50% increase in royalties paid to the Company for the Angio-Seal product by Sherwood-Davis & Geck ("SD&G"), a subsidiary of AHP. The intellectual property was acquired from two doctors who had licensed their inventions to AHP in 1995. The licenses were subsequently transferred to SD&G, who holds a worldwide exclusive license to the acquired patents and will continue to do so. As a result of acquiring the patents, the Company will be entitled to earn the royalty fees formerly paid by SD&G to the doctors for each Angio-Seal device sold, commencing January 1, 1998.

     The Company anticipates that its results of operations will fluctuate for the foreseeable future due to a number of factors. Such factors include: AHP's performance in the manufacturing, marketing and distribution of the Angio-Seal Product Line; the Company's pursuit of additional regulatory approvals in the United States and in countries outside of Europe, including Japan; the results of ongoing and planned clinical trials for the Angio-Seal and other products; the acceptance of the Company's products in the marketplace; and competitive products generally, and in particular, those designed for the sealing of arterial site punctures.

     The Company plans to continue to expend substantial resources to fund clinical trials to gain regulatory approvals and make additional marketing claims and to continue to expand research and development activities for the Angio-Seal, rotary technology and biomaterials products.

     The Company believes its cash and cash equivalents on hand, combined with cash generated from operations, will be sufficient to meet the Company's operating and capital requirements through at least the next twelve months. However, should the Company significantly expand its efforts in any one of its current product lines, enter into agreements for the development of new products or find a suitable merger or acquisition candidate, the Company may consider additional sources of capital based on requirements and market conditions at the time.

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for fiscal year 1998 and beyond to differ materially from those in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, the timing of future regulatory approvals, announcements of technological innovations or the introduction of new products by the Company or its competitors, the time, effort and priority level that AHP attaches to the Angio-Seal and AHP's ability to successfully manufacture and market the Angio-Seal, the Company's ability to manufacture Angio-Seal components, competition by other developers of puncture closure devices, general business conditions in the healthcare industry and general economic conditions. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Common Stock.

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

                                       KENSEY NASH CORPORATION


Date:  November 14, 1997               By:   /s/ Joseph W. Kaufmann
                                             ----------------------------------
                                             Joseph W. Kaufmann
                                             President, Chief Executive Officer
                                             and Chief Financial Officer