Form 10-Q
period 1997-12-31
KENSEY NASH CORP
filed 1998-02-17
CIK 1002811

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended: DECEMBER 31, 1997

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


       MARSH CREEK CORPORATE CENTER, 55 EAST UWCHLAN AVENUE, SUITE 204
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

     As of January 31, 1998, there were outstanding 7,427,024 shares of Common Stock, par value $.001, of the registrant.

                           KENSEY NASH CORPORATION

                       QUARTER ENDED DECEMBER 31, 1997



                                     INDEX

                                                                                   PAGE
                                                                                   ----

PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets
                 as of December 31, 1997  (Unaudited) and June 30, 1997............    3

                Condensed Consolidated Statements of Operations
                 for the three months and six months ended
                 December 31, 1997 and 1996 (Unaudited)............................    4

                Condensed Consolidated Statements of Stockholders' Equity as of
                 December 31, 1997 (Unaudited) and June 30, 1997...................    5

                Condensed Consolidated Statements of Cash Flows
                 for the six months ended December 31, 1997 and 1996 (Unaudited)...    6

                Notes to Condensed Consolidated Financial Statements (Unaudited)...    7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................   11

PART II - OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................   16

SIGNATURES.........................................................................   17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               December 31,     June 30,
                                                                                  1997           1997
                                                                            ---------------------------------
ASSETS                                                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                       2,202,708        868,180
  Short-term investments                                                          4,713,825      6,482,624
  Trade receivables, net                                                          1,111,213      1,252,110
  Other receivables (including approximately $79,500 and $30,000 at December 31, 1997 and June 30, 1997, respectively, due from
     employees)                                                                     740,153        431,668
  Inventory (Note 3)                                                              1,036,474        735,922
  Prepaid expenses and other assets                                                 200,189        295,232
                                                                                -----------    -----------
         Total current assets                                                    10,004,562     10,065,736
                                                                                -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Leasehold improvements                                                          3,276,000      3,207,005
  Machinery, furniture and equipment                                              3,041,892      2,719,543
  Construction in progress                                                          445,054         57,614
                                                                                -----------    -----------
         Total property, plant and equipment                                      6,762,946      5,984,162
  Accumulated depreciation                                                       (2,372,945)    (1,978,405)
                                                                                -----------    -----------
Net property, plant and equipment                                                 4,390,001      4,005,757
                                                                                -----------    -----------

OTHER ASSETS:
  Acquired patents (Note 7)                                                       3,992,409
  Restricted investments (Note 5)                                                 2,464,725      2,419,965
  Leased property under capital leases, less accumulated
     amortization of $109,091 and $115,550 at December 31, 1997
     and June 30, 1997, respectively                                                 79,675        101,974
                                                                                -----------    -----------
     Total other assets                                                           6,536,809      2,521,939
                                                                                -----------    -----------
TOTAL                                                                           $20,931,372    $16,593,432
                                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $   820,096    $   522,311
  Accrued expenses                                                                  463,654        323,850
  Current portion of line of credit and capital lease obligations (Note 4)          205,610         42,702
  Obligation under Patent Acquisition Agreement (Note 7)                            420,934
  Deferred revenue                                                                   30,000          5,000
                                                                                -----------    -----------
         Total current liabilities                                                1,940,294        893,863
                                                                                -----------    -----------
DEFERRED REVENUE - ROYALTIES (Note 2)                                             2,823,845      3,000,000
OBLIGATION UNDER PATENT ACQUISITION AGREEMENT
  - long-term portion (Note 7)                                                      664,336
LINE OF CREDIT AND OBLIGATIONS UNDER  CAPITAL
     LEASES, long-term portion (Note 4)                                             961,654        572,623
                                                                                -----------    -----------
         Total liabilities                                                        6,390,129      4,466,486
                                                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at December 31, 1997 and June 30, 1997

  Common stock, $.001 par value, 25,000,000 shares
     authorized, 7,426,624 and 7,198,251 shares issued and
     outstanding at December 31, 1997 and June 30, 1997,
     respectively                                                                     7,426          7,198
  Capital in excess of par value                                                 37,297,064     34,203,807
  Accumulated deficit                                                           (22,763,247)   (22,084,059)
                                                                                -----------    -----------
     Total stockholders' equity                                                  14,541,243     12,126,946
                                                                                ===========    -----------
TOTAL                                                                           $20,931,372    $16,593,432
                                                                                ===========    ===========


See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                              DECEMBER 31,               DECEMBER 31,
                                          ---------------------      -------------------------
                                             1997         1996         1997         1996
REVENUES (Notes 1 and 2):
  Net sales                                $1,202,295  $  888,409     $1,736,356   $1,492,155
  Research and development                  1,028,639     742,109      1,761,970    1,361,472
  Milestone fees                                                                    1,050,000
  Royalty income                              531,147      81,864        829,045      136,864
                                           ----------  ----------     ----------   -----------
     Total revenues                         2,762,081   1,712,382      4,327,371    4,040,491
                                           ----------  ----------     ----------   -----------
OPERATING COSTS AND EXPENSES:
  Cost of products sold                     1,040,629     711,515      1,856,719    1,278,756
  Research and development                  1,394,275   1,110,596      2,579,660    2,201,281
  Selling, general and administrative         443,833     517,242        808,050      973,775
                                           ----------  ----------     ----------   -----------
     Total operating costs and expenses     2,878,737   2,339,353      5,244,429    4,453,812
                                           ----------  ----------     ----------   -----------
LOSS FROM OPERATIONS                         (116,656)   (626,971)      (917,058)    (413,321)
                                           ----------  ----------     ----------   -----------
OTHER INCOME (EXPENSE):
  Insurance settlement                                    968,761                     968,761
  Interest income                             135,519     149,179        269,184      327,336
  Interest expense                            (20,923)     (1,099)       (35,507)    (172,851)
  Other                                         2,552       7,359          4,193        8,017
                                           ----------  ----------     ----------   -----------
     Total other income - net                 117,148   1,124,200        237,870    1,131,263
                                           ----------  ----------     ----------   -----------
NET INCOME (LOSS)                          $      492  $  497,229     $ (679,188)  $  717,942
                                           ==========  ==========     ==========   ===========

EARNINGS (LOSS) PER COMMON SHARE and
  EARNINGS PER COMMON SHARE -
  assuming dilution (Note 1)               $     0.00  $     0.07     $    (0.09)  $     0.10
                                           ==========  ==========     ==========   ===========


See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                       CAPITAL
                                                COMMON STOCK          IN EXCESS
                                             -------------------        OF PAR     ACCUMULATED
                                                SHARES   AMOUNT         VALUE        DEFICIT       TOTAL
BALANCE, JUNE 30, 1996                        7,156,493  $7,156      $33,815,216  $(21,821,583) $12,000,789

   Exercise of stock options                     41,758      42          388,591                    388,633

   Net loss                                                                           (262,476)    (262,476)
                                             ----------  ------      -----------  ------------  -----------

BALANCE, JUNE 30, 1997                        7,198,251   7,198       34,203,807   (22,084,059)  12,126,946

   Exercise of stock options                     28,373      28          255,857                    255,885

   Shares issued under Patent Acquisition
     Agreement (Note 7)                         200,000     200        2,837,400                  2,837,600

   Net loss                                                                           (679,188)    (679,188)
                                             ----------  ------      -----------  ------------  -----------

BALANCE, DECEMBER 31, 1997 (Unaudited)        7,426,624  $7,426      $37,297,064  $(22,763,247) $14,541,243
                                             ==========  ======      ===========  ============  ===========

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                             SIX MONTHS ENDED
                                                                                DECEMBER 31,
                                                                       ------------------------------
                                                                          1997               1996
OPERATING ACTIVITIES:
  Net (loss) income                                                    $ (679,188)       $   717,942
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Depreciation and amortization                                      416,839            335,698
       Interest expense not requiring cash
  Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                               (167,588)           598,684
       Prepaid expenses and other current assets                           95,043           (125,020)
       Inventory                                                         (300,552)          (229,066)
       Accounts payable and accrued expenses                              437,589           (668,736)
       Deferred revenue                                                  (151,155)         2,942,818
                                                                       ----------        -----------
        Net cash (used in) provided by operating activities              (349,012)         3,572,320
                                                                       ----------        -----------
INVESTING ACTIVITIES:
  Patent costs capitalized                                                (69,539)
  Additions to property, plant and equipment                             (778,784)          (898,189)
  Sale of investments                                                   1,724,039
                                                                       ----------        -----------
        Net cash provided by (used in) investing activities               875,716           (898,189)
                                                                       ----------        -----------
FINANCING ACTIVITIES:
  Principal payments under capital leases                                 (23,061)           (24,818)
  Repayments of long term debt                                                            (6,356,824)
  Proceeds from long term debt                                            575,000            100,000
  Exercise of stock options                                               255,885            374,466
                                                                       ----------        -----------
        Net cash provided by (used in) financing activities               807,824         (5,907,176)
                                                                       ----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,334,528         (3,233,045)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            868,180         14,651,490
                                                                       ----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $2,202,708        $11,418,445
                                                                       ==========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                               $   35,926        $     5,239
                                                                       ----------        -----------
  Cash paid for income taxes                                           $                 $
                                                                       ==========        ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
During the quarter ended December 31, 1997, the Company issued 200,000 shares of common stock in conjunction with the Patent
  Acquisition Agreement (Note 7).


See notes to condensed consolidated financial statements.

                           KENSEY NASH CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

NOTE 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     BASIS OF PRESENTATION

     The condensed consolidated balance sheet at June 30, 1997 and the condensed consolidated statement of stockholders' equity at June 30, 1997 have been condensed from the audited financial statements at that date. The condensed consolidated balance sheet at December 31, 1997, the condensed consolidated statements of operations for the three and six months ended December 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the three and six months ended December 31, 1997 and 1996 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended December 31, 1997 are not necessarily indicative of operating results for the full year.

     NET INCOME (LOSS) PER SHARE
     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which changes the computation and presentation of earnings per share. The Company was required to adopt this standard during its quarter ended December 31, 1997. For the three and six months ended December 31, 1997 and 1996, basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from options are included in the diluted computation when their effect is dilutive.

     The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator. The reconciliation is not shown for the six months ended December 31, 1997, as any common share equivalents are antidilutive.

                                                    THREE MONTHS ENDED DECEMBER 31,
                               -------------------------------------  -----------------------------------
                                                 1997                                1996
                               -------------------------------------  -----------------------------------
                                                              PER                                PER
                                                             SHARE                              SHARE
                                   INCOME       SHARES       AMOUNT      INCOME     SHARES      AMOUNT
                               -------------------------------------  -----------------------------------
BASIC EPS
Income available to
 common shareholders           $    492         7,419,841   $   0.00    $   497,229   7,173,916   $  0.07
                                                            ========                              =======
EFFECT OF DILUTIVE SECURITIES
Options                              -            198,156                      -        186,107
                               --------         =========               -----------   ---------
DILUTED EPS
Income available to common
 shareholders including
 assumed conversions           $    492         7,617,997   $   0.00    $   497,229   7,360,023   $  0.07
                               ========        ==========   ========    ===========   =========   =======


                                         SIX MONTHS ENDED
                                  ------------------------------
                                         DECEMBER 31, 1996
                                  ------------------------------
                                                           PER
                                                          SHARE
                                  INCOME     SHARES      AMOUNT
                                  ------------------------------
     BASIC EPS
     Income available to
      common shareholders         $717,942   7,166,440  $   0.10
                                                        ========
     EFFECT OF DILUTIVE
     SECURITIES
     Options                          -        163,293
                                   --------   ---------
     DILUTED EPS
     Income available to common
      shareholders including
      assumed conversions         $717,942   7,329,733  $   0.10
                                  ========   =========  ========

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

     INVESTMENTS
     Investments at December 31, 1997 and June 30, 1997 consist of short-term Certificates of Deposit, Government Bonds and U.S. Treasury Bills. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its entire investment portfolio as available-for-sale securities except for those pledged as collateral which are included in restricted investments (see Note 5). Available-for-sale securities are reported at fair value with unrealized gains and losses included in stockholders' equity (at December 31, 1997, amortized cost approximates fair market value). Realized gains and losses are included in interest income.

     EXPORT SALES
     Export sales from the Company's U.S. operations to unaffiliated customers in Europe totaled $22,485 and $126,195 for the three months ended December 31, 1997 and 1996, respectively and $57,035 and $524,580 for the six months ended December 31, 1997 and 1996, respectively.

     PATENTS
     Due to the long development cycle for patents, the Company is unable to measure the recoverability of costs when incurred; therefore, such costs are expensed as incurred. However, the patents acquired in November 1997 under the Patent Acquisition Agreement (Note 7) are being amortized over their remaining period of economic benefit.


NOTE 2 -- DEFERRED REVENUE - ROYALTIES

     Upon receipt of pre-market approval for the 8 French ("F") size
     Angio-Seal device (the "Angio-Seal") from the Food and Drug Administration (the "FDA") on September 30, 1996, the Company received a $3.0 million advance on future royalties under the Company's licensing agreement (the "Licensing Agreement") with Sherwood-Davis & Geck ("SD&G"). Such advance has been recorded as deferred revenue. The Licensing Agreement provides for certain minimum royalty payments ("Minimum Royalty") during the first five years after receiving FDA approval (each royalty year begins on October 1 and ends on September 30). As stipulated in the Licensing Agreement, the $3.0 million advance will be reduced in each period by 50% of royalties earned in excess of the Minimum Royalty in any royalty year. The remainder of royalties earned will be received as cash proceeds by the Company.

     At September 30, 1997, the Company had exceeded the first royalty year (period ended September 30, 1997) Minimum Royalty by $352,310. The deferred revenue balance was reduced by 50% of such excess, to $2,823,845. As of December 31, 1997, the Minimum Royalty has not been met and therefore no further reductions of the deferred revenue balance on the financial statements have been made. As the Company cannot reasonably estimate the excess, if any, of future royalty payments over the Minimum Royalty in each year, the entire balance has been classified as long-term at December 31, 1997.


NOTE 3 -- INVENTORY

     Inventory primarily includes the cost of material utilized in the processing of the Company's products. Inventory is as follows:

                         DECEMBER 31, 1997   JUNE 30, 1997
                         -----------------   -------------
     Raw Materials           $  925,518          $649,262
     Work in Process            110,956            86,660
                             ----------          --------
     Total                   $1,036,474          $735,922
                             ==========          ========

NOTE 4 -- LINE OF CREDIT

     In February 1997, the Company replaced a $100,000 revolving credit and term loan agreement bearing interest at a fixed rate of 8.75% with a $500,000 revolving credit and term loan agreement ("the Revolver") bearing interest at the prime rate of interest (8.5% at December 31, 1997). The Revolver called for interest only payments until December 1, 1997 at which time it converted to a term loan due in 60 monthly installments of principal and interest. In October 1997, the Revolver was increased to $2 million and the date on which it converts to a term loan was extended to August 1, 1998. The Revolver is collateralized by the business assets of the Company. At December 31, 1997, the Company had borrowed $1,075,000 under the Revolver.


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     The Company has pledged $2,464,725 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred as the result of the receipt of Common Stock in settlement of the employee stock rights. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $2,183,228 at December 31, 1997.

NOTE 6 -- INCOME TAXES

     As of June 30, 1997, the Company had net operating loss carryforwards for federal and state tax purposes totaling $18.3 and $1.2 million, respectively. As such, no provision has been made for income taxes for the three and six months ended December 31, 1997.

NOTE 7 -- PATENT ACQUISITION

     On November 10, 1997, the Company acquired a portfolio of puncture closure patents and patent applications as well as the rights of the seller under a pre-existing licensing agreement. As a result of the Company's acquisition of such rights, beginning on January 1, 1998, the Company will be entitled to earn royalty fees, formerly paid to the seller, for each Angio-Seal device sold. These royalties will be in addition to the royalties already earned by the Company under its own License Agreement with SD&G.

     Under the terms of the agreement, the Company issued 200,000 shares of Common Stock and will make cash payments totaling $1.2 million for the transfer of ownership of the patents. The cash portion is payable in eight quarterly installments (four $125,000 payments followed by four $175,000 payments) beginning on March 31, 1998. Accordingly, the present value of the cash payments has been recorded as a liability on the financial statements. The patents are valued at the share price on the date of the agreement (November 10, 1997) plus the present value of the cash payments and any legal and related costs incurred to complete the deal. The asset will be amortized over the remaining period of economic benefit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW


        The Company is a medical device company focused on the commercialization and continuing development of a line of absorbable medical devices for the sealing of arterial punctures created during diagnostic and therapeutic cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company's proprietary principal product, the 8F Angio-Seal device, has been designed to provide a safe, effective and rapid method of sealing arterial punctures. The Company is developing other sizes of the Angio-Seal, including 6F and 10F sizes (together with Angio-Seal, the "Angio-Seal Product Line"), to address broader market applications. In addition to its involvement with the Angio-Seal Product Line, the Company manufactures its proprietary collagen for use by third parties and has expanded its design and manufacturing capabilities in absorbable polymers. The Company is also developing a rotary catheter for application in opening occluded bypass grafts.


        The Company has a strategic relationship with SD&G whereby SD&G has the worldwide marketing and manufacturing rights to the Angio-Seal Product Line. The 8F Angio-Seal was approved for sale in Europe (CE Mark) in September 1995 and in the United States in September 1996. The Angio-Seal is also being sold in Canada, Australia, Saudi Arabia and Israel.


     THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED
                              DECEMBER  31, 1996

        Revenues for these periods consisted of net sales, research and development revenue and royalty income. Revenues increased 61% to $2,762,000 in the three months ended December 31, 1997 from $1,712,000 in the three months ended December 31, 1996. Net sales of products increased 35% to $1,202,000 from $888,000 for the three months ended December 31, 1997 and 1996, respectively. Research and development revenues increased 39% to $1,029,000 from $742,000 for the three months ended December 31, 1997 and 1996, respectively. Royalty income increased 549% to $531,000 from $82,000 in the three months ended December 31, 1997 and 1996, respectively. The increases in net sales and royalty income are both directly attributable to increased worldwide demand for the Angio-Seal in the second quarter of fiscal 1998 compared to the same period a year earlier. Approximately 38,000 Angio-Seal devices were sold to end-users during the quarter ended December 31, 1997 compared to approximately 6,000 in the quarter ended December 31, 1996. The increased demand resulted in higher Angio-Seal component sales to SD&G for the manufacture of the device, as well as increased royalty income. As the Company's total royalty per unit will increase as a result of the Patent Acquisition Agreement and as the Company and SD&G increase production and continue to market the Angio-Seal in Europe and in the United States, the Company expects royalty income to become an increasingly significant source of revenue. Royalty rates are based on volume of units sold and are comparable in both the domestic and foreign licensing agreements with SD&G. The increase in research and development revenues relates to increased activity in contract research and development revenue from SD&G for the clinical trial program and for additional sizes of and product enhancements to the Angio-Seal Product Line.

        Cost of products sold increased 46% to $1,041,000 in the three months ended December 31, 1997 from $712,000 in the three months ended December 31, 1996. This increase reflects greater net sales of products although the overall gross margin has not yet improved due to inefficiencies realized in the 6F and 10F Angio-Seal production start-up phase.

        Research and development expense, including regulatory and clinical expense, increased 26% to $1,394,000 in the three months ended December 31, 1997 from $1,111,000 in the three months ended December 31, 1996. This increase was primarily due to greater personnel costs and outside expenses in conjunction with the development of the Angio-Seal Product Line as well as increased activity within the rotary technology program. The Company expects research and development expense to continue at recent levels as it continues development on additional sizes of the Angio-Seal, investigates and develops new products and manufacturing techniques, conducts clinical trials and seeks regulatory approval for its products.

        Selling, general and administrative expense decreased 14% to $444,000 in the three months ended December 31, 1997 from $517,000 in the three months ended December 31, 1996. This decrease was primarily due to a reduction in certain outside professional fees.

        Interest expense increased to $21,000 in the three months ended December 31, 1997 from $1,000 in the three months ended December 31, 1996.
This increase relates to the balance outstanding under the Company's revolving credit and term loan agreement increasing from $100,000 at December 31, 1996 to $1,075,000 at December 31, 1997. Interest income decreased to $136,000 from $149,000 in the three months ended December 31, 1997 compared to the three months ended December 31, 1996. The decrease was due to a decline in investment balances primarily attributable to capital expenditures and funding for the Company's normal operating activities.

        During the three months ended December 31, 1996, the Company received $1,310,000 in final settlement of the business interruption portion of their insurance claim of which $969,000 was recorded as other income.

       SIX  MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED
                              DECEMBER  31, 1996

        Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues increased 7% to $4,327,000 in the six months ended December 31, 1997 from $4,040,000 in the six months ended December 31, 1996. Net sales of products increased 16% to $1,736,000 from $1,492,000 for the six months ended December 31, 1997 and 1996, respectively. Research and development revenues increased 29% to $1,762,000 from $1,361,000 for the six months ended December 31, 1997 and 1996, respectively. Royalty income increased 506% to $829,000 from $137,000 in the six months ended December 31, 1997 and 1996, respectively. The increases in net sales and royalty income are both directly attributable to increased worldwide demand for the Angio-Seal in the six months ended December 31, 1997 from the same period a year earlier. There were approximarely 60,000 Angio-Seal devices sold to end-users during the six months ended December 31, 1997 compared to approximately 8,000 in the six months ended December 31, 1996. This increase in worldwide product demand translates into higher Angio-Seal component sales to SD&G for the manufacture of the device and increased royalty income. As the Company and SD&G increase production and continue to market the Angio-Seal in Europe and in the United States, the Company expects royalty income to become a significant source of revenue. Royalty rates are based on volume of units sold and are comparable in both the domestic and foreign licensing agreements with SD&G. The increase in research and development revenues relates to increased activity in contract research and development from SD&G for the clinical trial program and for additional sizes of and product enhancements to the Angio-Seal Product Line. The $1.05 million milestone fee in the six months ended December 31, 1996 represents the final milestone under the License Agreement with SD&G which was earned by the Company upon receipt of FDA premarket approval of the Angio-Seal.

        Cost of products sold increased 45% to $1,857,000 in the six months ended December 31, 1997 from $1,279,000 in the six months ended December 31, 1996. This increase reflects greater net sales of products offset by manufacturing inefficiencies realized in the start-up phase of production for the new sizes of the Angio-Seal, the 6F and 10F.

        Research and development expense, including regulatory and clinical expense, increased 17% to $2,580,000 in the six months ended December 31, 1997 from $2,201,000 in the six months ended December 31, 1996. This increase was primarily due to an increase in personnel costs and outside expenses in conjunction with the development of the Angio-Seal Product Line, rotary technology and the expanding biomaterials business. The Company expects research and development expense to continue at recent levels as it develops additional sizes of the Angio-Seal, investigates and develops new products and manufacturing techniques, conducts clinical trials and seeks regulatory approval for its products.

        Selling, general and administrative expense decreased 17% to $808,000 in the six months ended December 31, 1997 from $974,000 in the six months ended December 31, 1996. This decrease was primarily due to a reduction in certain outside professional fees.

        Interest expense decreased 79% to $36,000 in the six months ended December 31, 1997 from $173,000 in the six months ended December 31, 1996.
This decrease was due to the repayment of the SD&G Credit Agreement in October 1996 in connection with receipt of FDA approval of the Angio-Seal. Interest income decreased to $269,000 in the six months ended December 31, 1997 from $327,000 in the six months ended December 31, 1996. The decrease was due to a decline in investment balances primarily attributable to the repayment of the SD&G Credit Agreement as well as capital expenditures and funding for the Company's normal operating activities.

        During the six months ended December 31, 1996, the Company received $1,310,000 in final settlement of the business interruption portion of their insurance claim of which $969,000 was recorded as other income.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since inception through the sale of equity securities, licensing of technology, research and development arrangements, debt and product sales. On December 13, 1995, the Company completed an Initial Public Offering ("IPO"), issuing 2.7 million shares of Common Stock at $12.00 per share, resulting in approximately $29.1 million in net proceeds to the Company. The proceeds have been and are being used primarily for research and development, including clinical trials; expansion of the Company's manufacturing capabilities; repayment of certain indebtedness; and working capital and general corporate purposes.

        Net cash used in the Company's operating activities during the six months ended December 31, 1997 was $349,000 compared to $3,572,000 provided by operating activities in the six months ended December 31, 1996. This fluctuation was primarily due to the receipt of $3,000,000 in advance royalties from SD&G in October 1996 as well as the shift from net income of $718,000 to a net loss of $679,000 for the periods ended December 31, 1996 and December 31, 1997, respectively. The net loss and income for the six months ended December 31, 1997 and 1996, respectively, was partially offset by changes in asset and liability balances and non-cash adjustments for depreciation which resulted in cash provided by and cash used in operations of $330,000 and $88,000, respectively.

        Capital expenditures were $779,000 for the six months ended December 31, 1997 related to the expansion of the Company's manufacturing and development capabilities.

        The Company has borrowed an additional $575,000 under its $2.0 million revolving credit and term loan agreement. The Company has $925,000 remaining available credit under this facility which it intends to utilize to fund further capital expenditures and facility expansion.

        The Company's cash, cash equivalents and short-term investments were $6,917,000 at December 31, 1997. In addition, the Company has pledged $2,465,000 in investments (not included in the $6,917,000) as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock in settlement of the employee stock rights at the time of the IPO. In exchange for the Company's pledging this collateral, the employees have pledged their Common Stock as collateral to the Company.

        The Company acquired patents under a Patent Acquisition Agreement in exchange for 200,000 shares of common stock and a series of quarterly cash payments totaling $1.2 million. The patents have been recorded on the balance sheet at the value of the shares on the date of the agreement plus the present value of the $1.2 million cash and any legal and other related costs incurred to acquire such patents. The present value of the cash payments ($1.1 million) has been recorded between short and long-term liabilities at December 31, 1997.

        The Company anticipates that its results of operations will fluctuate for the foreseeable future due to a number of factors. Such factors include SD&G's performance in the marketing, manufacturing and distribution of the Angio-Seal Product Line, the timing of future regulatory approvals in the United States and in countries outside of Europe including Japan, the results of ongoing and planned clinical trials for the Angio-Seal and other products, the acceptance of the Company's products in the marketplace and competitive products generally and in particular those designed for the sealing of arterial site punctures.

        The Company plans to continue to expend substantial resources in funding clinical trials to gain regulatory approvals, make additional marketing claims and continue to expand research and development activities for the Angio-Seal, rotary technology and biomaterials products.

        The Company believes the IPO proceeds combined with cash generated from operations will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

        During the quarter ended December 31, 1997, American Home Products Corporation ("AHP") announced the sale of its SD&G subsidiary, the operating company responsible for the sales and marketing and manufacturing of the Angio-Seal device, to Tyco International, LTD ("Tyco"). AHP has informed Kensey Nash that it does not intend to alter its plans for the operations of the Angio-Seal business unit pending the closing of the transaction, expected in March 1998. The Company does not believe the sale of SD&G to Tyco will have a material impact on its future operations.

        Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 1998 and beyond to differ materially from those in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, the time, effort and priority level that SD&G and its successors attach to the Angio-Seal and SD&G's ability to successfully market and manufacture the Angio-Seal, the Company's ability to manufacture Angio-Seal components, the results of ongoing clinical trials and timing of additional regulatory approvals, announcements of technological innovations or the introduction of new products by the Company or its competitors, competition by rival developers of puncture closure devices, general business conditions in the healthcare industry and general economic conditions. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Common Stock.

                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     A. Exhibits.

        None

     B. Reports on Form 8-K.

        The Company filed Form 8-K on or about December 8, 1997, to report the acquisition of a portfolio of puncture closure patents, reporting Items 5 and 7.

     C. Financial Data Schedule



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KENSEY NASH CORPORATION


Date:  February 17, 1998            By: /s/ Joseph W. Kaufmann
                                       -------------------------------
                                       Joseph W. Kaufmann
                                       President, Chief Executive Officer and
                                       Chief Financial Officer