Form 10-Q
period 1998-03-31
KENSEY NASH CORP
filed 1998-05-15
CIK 1002811

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: MARCH 31, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No__

     As of April 30, 1998, there were outstanding 7,457,743 shares of Common Stock, par value $.001, of the registrant.

                            KENSEY NASH CORPORATION

                          QUARTER ENDED MARCH 31, 1998



                                    INDEX



PART I - FINANCIAL INFORMATION


                                                                            PAGE
ITEM 1. FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets
        as of March 31, 1998  (Unaudited) and June 30, 1997 ..............    3

        Condensed Consolidated Statements of Operations
        for the three months and nine months ended
        March 31, 1998 and 1997 (Unaudited) ..............................    4

        Condensed Consolidated Statements of Stockholders' Equity as of
        March 31, 1998 (Unaudited) and June 30, 1997 .....................    5

        Condensed Consolidated Statements of Cash Flows
        for the nine months ended March 31, 1998 and 1997 (Unaudited) ....    6

        Notes to Condensed Consolidated Financial Statements (Unaudited) ..   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS .....................  11



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................   15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................   15


SIGNATURES ...............................................................   15



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                  March 31,             June 30,
                                                                     1998                 1997
                                                                  -------------------------------
                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $1,411,727          $  868,180
  Short-term investments                                            5,285,555           6,482,624
  Trade receivables, net                                            2,168,029           1,252,110
  Other receivables (including approximately $66,200 and
    $30,000 at March 31, 1998 and June 30, 1997, respectively,
     due from employees)                                            1,056,998             431,668
  Inventory (Note 3)                                                1,173,980             735,922
  Prepaid expenses and other assets                                   186,303             295,232
                                                                  -----------         -----------
         Total current assets                                      11,282,592          10,065,736
                                                                  -----------         -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Leasehold improvements                                            3,288,245           3,207,005
  Machinery, furniture and equipment                                3,429,092           2,719,543
  Construction in progress                                            718,727              57,614
                                                                  -----------         -----------
         Total property, plant and equipment                        7,436,064           5,984,162
  Accumulated depreciation                                         (2,572,379)         (1,978,405)
                                                                  -----------         -----------
         Net property, plant and equipment                          4,863,685           4,005,757
                                                                  -----------         -----------
OTHER ASSETS:
  Acquired patents less accumulated amortization of
    $63,646 at March 31, 1998 (Note 7)                              3,928,763
  Restricted investments (Note 5)                                   1,914,418           2,419,965
  Leased property under capital leases, less accumulated
    amortization of $118,945 and $115,550 at March 31, 1998
    and June 30, 1997, respectively                                    69,820             101,974
                                                                  -----------         -----------
      Total other assets                                            5,913,001           2,521,939
                                                                  -----------         -----------
TOTAL                                                             $22,059,278         $16,593,432
                                                                  ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $890,405            $522,311
  Accrued expenses                                                    428,985             323,850
  Current portion of line of credit and capital lease
    obligations  (Note 4)                                             304,392              42,702
  Obligation under Patent Acquisition Agreement (Note 7)              295,934
  Deferred revenue                                                     26,500               5,000
                                                                  -----------         -----------
         Total current liabilities                                  1,946,216             893,863
                                                                  -----------         -----------
DEFERRED REVENUE - ROYALTIES (Note 2)                               2,609,394           3,000,000
OBLIGATION UNDER PATENT ACQUISITION AGREEMENT - long-term
 portion (Note 7)                                                     664,336
LINE OF CREDIT AND OBLIGATIONS UNDER  CAPITAL
    LEASES, long-term portion (Note 4)                              1,202,395             572,623
                                                                  -----------         -----------
         Total liabilities                                          6,422,341           4,466,486
                                                                  -----------         -----------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at March 31, 1998 and
       June 30, 1997
  Common stock, $.001 par value, 25,000,000 shares authorized,
        7,457,453 and 7,198,251 shares issued and outstanding at
        March 31, 1998 and June 30, 1997,  respectively                 7,458               7,198
  Capital in excess of par value                                   37,583,004          34,203,807
  Accumulated deficit                                             (21,953,525)        (22,084,059)
                                                                  -----------         -----------
      Total stockholders' equity                                   15,636,937          12,126,946
                                                                  -----------         -----------
TOTAL                                                             $22,059,278         $16,593,432
                                                                  ===========         ===========

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

----------------------------------------------------------------------------

                                                      Three Months Ended                 Nine Months Ended
                                                           March 31,                         March 31,
                                                      --------------------           -------------------------
                                                       1998          1997                 1998       1997
REVENUES (Notes 1 and 2):
  Net sales                                         $1,602,429    $1,229,495           $3,338,785   $2,721,650
  Research and development                           1,079,343       744,885            2,841,313    2,106,357
  Milestone fees                                                                                     1,050,000
  Royalty income                                       925,183        52,702            1,754,228      189,566
                                                    ----------    ----------           ----------   ----------
           Total revenues                            3,606,955     2,027,082            7,934,326    6,067,573
                                                    ----------    ----------           ----------   ----------
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                994,604       883,226            2,851,323    2,153,181
  Research and development                           1,507,672     1,222,902            4,087,332    3,417,790
  Selling, general and administrative                  400,512       423,582            1,208,562    1,412,551
                                                    ----------    ----------           ----------   ----------
           Total operating costs and expenses        2,902,788     2,529,710            8,147,217    6,983,522
                                                    ----------    ----------           ----------   ----------
INCOME (LOSS) FROM OPERATIONS                          704,167      (502,628)            (212,891)    (915,949)
                                                    ----------    ----------           ----------   ----------
OTHER INCOME (EXPENSE):
  Insurance settlement                                                                                 968,761
  Interest income                                      136,639       133,733              405,823      461,069
  Interest expense                                     (31,183)       (5,640)             (66,690)    (178,491)
  Other                                                     99            91                4,292        8,108
                                                    ----------    ----------           ----------   ----------
           Total other income - net                    105,555       128,184              343,425    1,259,447
                                                    ----------    ----------           ----------   ----------
NET INCOME (LOSS)                                     $809,722     ($374,444)            $130,534     $343,498
                                                   ===========    ===========          ==========   ==========

EARNINGS (LOSS) PER COMMON SHARE and
  EARNINGS PER COMMON SHARE -
  assuming dilution (Note 1)                            $0.11        ($0.05)               $0.02        $0.05
                                                   ===========    ===========          ==========   ==========

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------



                                                                                   Capital
                                                          Common Stock           in Excess
                                                        -----------------           of Par     Accumulated
                                                        Shares     Amount            Value       Deficit              Total

BALANCE, JUNE 30, 1996                                 7,156,493    $7,156     $33,815,216   $ (21,821,583)       $ 12,000,789

   Exercise of stock options                              41,758        42         388,591                             388,633

   Net loss                                                                                       (262,476)           (262,476)
                                                       ---------    ------     -----------   --------------       ------------
BALANCE, JUNE 30, 1997                                 7,198,251     7,198      34,203,807      (22,084,05)         12,126,946

   Exercise of stock options                              59,492        60         541,797                             541,857

   Shares issued under Patent Acquisition
     Agreement (Note 7)                                  200,000       200       2,837,400                           2,837,600

   Net income                                                                                      130,534             130,534
                                                       ---------    ------     -----------   --------------       ------------
BALANCE MARCH 31, 1998 (Unaudited)                     7,457,743    $7,458     $37,583,004   $ (21,953,525)        $15,636,937
                                                       =========    ======     ===========   ==============       ============

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------


                                                                        Nine Months Ended
                                                                             March 31,
                                                                    -----------------------------
                                                                       1998                 1997

OPERATING ACTIVITIES:
  Net income                                                          $130,534            $343,498
  Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
       Depreciation and amortization                                   689,774             449,207
  Changes in assets and liabilities which (used) provided cash:
       Accounts receivable                                          (1,541,249)            361,512
       Prepaid expenses and other current assets                       108,929             (55,987)
       Inventory                                                      (438,058)           (285,489)
       Accounts payable and accrued expenses                           473,229            (601,028)
       Deferred revenue                                               (369,106)          2,910,349
                                                                    ----------          ----------
        Net cash (used in) provided by operating activities           (945,947)          3,122,062
                                                                    ----------          ----------
INVESTING ACTIVITIES:
  Patent costs capitalized                                             (69,539)
  Additions to property, plant and equipment                        (1,451,902)         (1,792,082)
  Sale of investments                                                1,702,616           2,756,605
                                                                    ----------          ----------
        Net cash provided by investing activities                      181,175             964,523
                                                                    ----------          ----------
FINANCING ACTIVITIES:
  Principal payments under capital leases                              (33,538)              1,890
  Repayment of Patent Acquisition Obligation                          (125,000)
  Repayments of long term debt                                                          (6,356,824)
  Proceeds from long term debt                                         925,000             100,000
  Exercise of stock options                                            541,857             385,893
                                                                    ----------          ----------
        Net cash provided by (used in) financing activities          1,308,319          (5,869,041)
                                                                    ----------          ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       543,547          (1,782,456)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         868,180           4,549,707
                                                                    ----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $1,411,727          $2,767,251
                                                                    ----------          ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                               $66,690          $1,535,315
                                                                    ----------          ----------
  Cash paid for income taxes                                        $                   $
                                                                    ----------          ----------
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

                           KENSEY NASH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1 --CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    BASIS OF PRESENTATION

    The condensed consolidated balance sheet at June 30, 1997 and the condensed consolidated statement of stockholders' equity at June 30, 1997 have been condensed from the audited financial statements at that date. The condensed consolidated balance sheet at March 31, 1998, the condensed consolidated statements of operations for the three and nine months ended March 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the three and nine months ended March 31, 1998 and 1997 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

    Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended March 31, 1998 are not necessarily indicative of operating results for the full year.

    NET INCOME (LOSS) PER SHARE
    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which changes the computation and presentation of earnings per share. The Company was required to adopt this standard during its quarter ended December 31, 1997. For the three and nine months ended March 31, 1998 and 1997, basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from options are included in the diluted computation when their effect is dilutive.

    The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator. The reconciliation is not shown for the three months ended March 31, 1997, as any common share equivalents are antidilutive.


                                   Three Months Ended March 31,
                                 -------------------------------
                                                1998
                                 -------------------------------
                                                            Per
                                                           Share
                                 Income      Shares        Amount
                                 --------------------------------
BASIC EPS
Income available to
  common shareholders           $809,722      7,440,681     $0.11
                                                            =====
EFFECT OF DILUTIVE SECURITIES
Options                             -           258,824
                               ---------      ---------
DILUTED EPS
Income available to common
  shareholders including
  assumed conversions           $809,722      7,699,505     $0.11
                               =========      =========     =====


                                                   Nine Months Ended March 31,             Nine Months Ended March 31,
                                                ----------------------------------    -------------------------------------
                                                             1998                                    1997
                                                ----------------------------------     ------------------------------------
                                                                             Per                                       Per
                                                                            Share                                     Share
                                                   Income        Shares     Amount         Income        Shares       Amount
                                                 -----------  ----------  ---------     -----------    ----------    --------
Basic EPS
Income available to
  common shareholders                            $  130,534    7,304,125    $ 0.02       $  343,498     7,176,589      $ 0.05
                                                                           =======                                    =======
Effect of Dilutive Securities
Options                                                 -        200,459                       -          149,742
                                                 -----------   ---------                 ----------      --------
Diluted EPS
Income available to common
  shareholders including
  assumed conversions                            $  130,534    7,504,584    $ 0.02       $  343,498     7,326,331     $  0.05
                                                 ==========    =========   =======       ==========    ==========     =======



   CASH AND CASH EQUIVALENTS
   Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

   INVESTMENTS
   Investments at March 31, 1998 and June 30, 1997 consist of short-term Certificates of Deposit, Government Bonds and U.S. Treasury Bills. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its entire investment portfolio as available-for-sale securities except for those pledged as collateral which are included in restricted investments (see Note 5). Available-for-sale securities are reported at fair value with unrealized gains and losses included in stockholders' equity (at March 31, 1998, amortized cost approximates fair market value). Realized gains and losses are included in interest income.

   EXPORT SALES
   Export sales from the Company's U.S. operations to unaffiliated customers in Europe totaled $15,000 and $809,289 for the three months ended March 31, 1998 and 1997, respectively and $72,035 and $1,333,869 for the nine months ended March 31, 1998 and 1997, respectively.

   PATENTS
   Due to the long development cycle for patents, the Company is unable to measure the recoverability of costs when incurred; therefore, such costs are expensed as incurred. However, the patents acquired in November 1997 under the Patent Acquisition Agreement (Note 7) are being amortized over their remaining period of economic benefit.


NOTE 2 -- DEFERRED REVENUE - ROYALTIES

   Upon receipt of pre-market approval for the 8 French ("F") size Angio-Seal device (the "Angio-Seal") from the Food and Drug Administration (the "FDA") on September 30, 1996, the Company received a $3.0 million advance on future royalties under the Company's licensing agreement (the "Licensing Agreement") with Sherwood Medical, d.b.a. The Kendall Company ("Sherwood"). Such advance has been recorded as deferred revenue. The Licensing Agreement provides for certain minimum royalty payments ("Minimum Royalty") during the first five years after receiving FDA approval (each royalty year begins on October 1 and ends on September 30). As stipulated in the Licensing Agreement, the $3.0 million advance will be reduced in each period by 50% of royalties earned in excess of the Minimum Royalty in any royalty year. The remainder of royalties earned will be received as cash proceeds by the Company.

   At September 30, 1997 and March 31, 1998, the Company had exceeded the first and second royalty year (periods ended September 30, 1997 and 1998, respectively) Minimum Royalties by $352,310 and $428,902, respectively. The deferred revenue balance has been reduced by 50% of such total excess, to $2,609,394 at March 31, 1998. As the Company cannot reasonably estimate the excess, if any, of future royalty payments over the Minimum Royalty in each year, the entire balance has been classified as long-term at March 31, 1998.


NOTE 3 -- INVENTORY

      Inventory primarily includes the cost of material utilized in the processing of the Company's products. Inventory is as follows:



                 MARCH 31, 1998      JUNE 30, 1997
                 --------------      -------------
Raw Materials         $1,115,918          $649,262
Work in Process           58,062            86,660
                      ----------          --------
Total                 $1,173,980          $735,922
                      ==========          ========

NOTE 4 -- LINE OF CREDIT

      In February 1997, the Company replaced a $100,000 revolving credit and term loan agreement bearing interest at a fixed rate of 8.75% with a $500,000 revolving credit and term loan agreement ("the Revolver") bearing interest at the prime rate of interest (8.5% at March 31, 1998). The Revolver called for interest only payments until December 1, 1997 at which time it converted to a term loan due in 60 monthly installments of principal and interest. In October 1997, the Revolver was increased to $2.0 million and the date on which it converts to a term loan was extended to August 1, 1998. The Revolver is collateralized by the business assets of the Company. At March 31, 1998, the Company had borrowed $1,425,000 under the Revolver.


NOTE 5 -- COMMITMENTS AND CONTINGENCIES

      The Company has pledged $1,914,418 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred as the result of the receipt of Common Stock in settlement of certain employee stock rights. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $1,818,697 at March 31, 1998.

NOTE 6 -- INCOME TAXES
      As of June 30, 1997, the Company had net operating loss carryforwards for federal and state tax purposes totaling $18.3 and $1.2 million, respectively. As such, no provision has been made for income taxes for the three and nine months ended March 31, 1998.

NOTE 7 -- PATENT ACQUISITION
      On November 10, 1997, the Company acquired a portfolio of puncture closure patents and patent applications as well as the rights of the seller under a pre-existing licensing agreement. As a result of the Company's acquisition of such rights, effective January 1, 1998, the Company is entitled to earn royalty fees, formerly paid to the seller, for each Angio-Seal device sold. These royalties are in addition to the royalties already earned by the Company under its own License Agreement with Sherwood.

      Under the terms of the agreement, the Company issued 200,000 shares of Common Stock and will make cash payments totaling $1.2 million for the transfer of ownership of the patents. The cash portion is payable in eight quarterly installments (four $125,000 payments followed by four

      $175,000 payments), beginning on March 31, 1998. Accordingly, the present value of the cash payments was recorded as a liability on the Company's financial statements and reduced at March 31, 1998 upon payment of the first installment. The patents are valued at the share price on the date of the agreement (November 10, 1997) plus the present value of the cash payments and any legal and related costs incurred to acquire these patents. The asset will be amortized over the remaining period of economic benefit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         The Company is a medical device company focused on the commercialization and continuing development of a line of absorbable medical devices for the sealing of arterial punctures created during diagnostic and therapeutic cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company's proprietary principal product, the 8F Angio-Seal device, has been designed to provide a safe, effective and rapid method of sealing arterial punctures. The Company is developing other sizes of the Angio-Seal, including 6F and 10F sizes (together with Angio-Seal, the "Angio-Seal Product Line"), to address broader market applications. In addition to its involvement with the Angio-Seal Product Line, the Company manufactures its proprietary collagen and absorbable polymers for use by third parties and has significantly expanded its design and manufacturing capabilities in both technologies. The Company is also developing a rotary catheter for application in opening occluded bypass grafts and in-stent restenosis.


         The Company has a strategic relationship with Sherwood Medical, d.b.a The Kendall Company ("Sherwood"), whereby Sherwood has the worldwide marketing and manufacturing rights to the Angio-Seal Product Line. The 8F Angio-Seal was approved for sale in Europe (CE Mark) in September 1995 and in the United States in September 1996. The Angio-Seal is also being sold in Canada, Australia, Saudi Arabia and Israel.


         THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Revenues for these periods consisted of net sales, research and development revenue and royalty income. Revenues increased 78%, to $3,607,000, in the three months ended March 31, 1998 from $2,027,000 in the three months ended March 31, 1997. Net sales of products increased 30%, to $1,602,000, from $1,229,000 for the three months ended March 31, 1998 and 1997, respectively. Research and development revenues increased 45%, to $1,079,000, from $745,000 for the three months ended March 31, 1998 and 1997, respectively. Royalty income increased 1655%, to $925,000, in the three months ended March 31, 1998
from $53,000 in the three months ended March 31, 1997.    The increases in net
sales and royalty income were both directly attributable to increased worldwide demand for the Angio-Seal in the third quarter of fiscal 1998 compared to the same period a year earlier. Approximately 51,000 Angio-Seal devices were sold to end-users during the quarter ended March 31, 1998 compared to approximately 6,000 in the quarter ended March 31, 1997. The increased demand resulted in higher Angio-Seal component sales to Sherwood, for use in the manufacture of the device, as well as increased royalty income. As the Company's total royalty per unit has increased resulting from the Patent Acquisition Agreement and as the Company and Sherwood increase production and continue to market the Angio-Seal in Europe and in the United States, the Company expects royalty income to become an increasingly significant source of revenue. Royalty rates are based on volume of units sold and are comparable in both the domestic and foreign licensing agreements with Sherwood. The increase in research and development revenues related to increased activity in contract research and development revenue from Sherwood for the clinical trial program and for additional sizes of and product enhancements to the Angio-Seal Product Line.

     Cost of products sold increased 13% to $995,000 in the three months ended March 31, 1998 from $883,000 in the three months ended March 31, 1997. This increase reflected greater net sales of products, consisting primarily of components to Sherwood, resulting in an overall gross margin improvement due to volume efficiencies.

     Research and development expense, including regulatory and clinical expense, increased 23% to $1,508,000 in the three months ended March 31, 1998 from $1,223,000 in the three months ended March

31, 1997. This increase was primarily due to greater clinical trial costs and outside expenses in conjunction with the development of the Angio-Seal Product Line as well as increased activity within the rotary technology program and additional product development programs. The Company expects research and development expense to continue at recent levels as it continues development on additional sizes of the Angio-Seal, investigates and develops new products and manufacturing techniques, conducts clinical trials and seeks regulatory approval for its products.

     Selling, general and administrative expense decreased 5% to $401,000 in the three months ended March 31, 1998 from $424,000 in the three months ended March 31, 1997. This decrease was primarily due to a reduction in certain outside professional fees.

     Interest expense increased to $31,000 in the three months ended March 31, 1998 from $6,000 in the three months ended March 31, 1997. This increase relates to the balance outstanding under the Company's revolving credit and term loan agreement which increased from $100,000 at March 31, 1997 to $1,425,000 at March 31, 1998. Interest income increased slightly to $137,000 from $134,000 in the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The increase was due to maintenance of the Company's investment levels and favorable rates on investments held.

     NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH
     31, 1997


     Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues increased 31% to $7,934,000 in the nine months ended March 31, 1998 from $6,068,000 in the nine months ended March 31, 1997. Net sales of products increased 23% to $3,339,000 from $2,722,000 for the nine months ended March 31, 1998 and 1997, respectively. Research and development revenues increased 35% to $2,841,000 from $2,106,000 for the nine months ended March 31, 1998 and 1997, respectively. Royalty income increased 825% to $1,754,000 from $190,000 in the nine months ended March 31, 1998 and 1997, respectively. The increases in net sales and royalty income are both directly attributable to increased worldwide demand for the Angio-Seal in the nine months ended March 31, 1998 from the same period a year earlier. There were approximately 110,000 Angio-Seal devices sold by Sherwood to end-users during the nine months ended March 31, 1998 compared to approximately 14,000 in the nine months ended March 31, 1997. This increase in worldwide product demand translated into higher Angio-Seal component sales to Sherwood, for use in the manufacture of the device, and increased royalty income. As the Company and Sherwood increase production and continue to market the Angio-Seal in Europe and in the United States, the Company expects royalty income to become an increasingly significant source of revenue. Royalty rates are based on volume of units sold and are comparable in both the domestic and foreign licensing agreements with Sherwood. The increase in research and development revenues related to increased activity in contract research and development from Sherwood for the clinical trial program and for additional sizes of and product enhancements to the Angio-Seal Product Line. The $1.05 million milestone fee in the nine months ended March 31, 1997 represents the final milestone under the License Agreement with Sherwood which was earned by the Company upon receipt of FDA premarket approval of the Angio-Seal.

     Cost of products sold increased 32% to $2,851,000 in the nine months ended March 31, 1998 from $2,153,000 in the nine months ended March 31, 1997. This increase reflected greater net sales of products offset by manufacturing inefficiencies realized in the start-up phase of production for the new sizes of the Angio-Seal, the 6F and 10F during the fiscal year.

     Research and development expense, including regulatory and clinical expense, increased 20% to $4,087,000 in the nine months ended March 31, 1998 from $3,418,000 in the nine months ended March 31, 1997. This increase was primarily due to an increase in personnel costs and outside expenses in conjunction with the development of the Angio-Seal Product Line, including the clinical trial program, rotary technology and the expanding biomaterials business. The Company expects research and development expense to continue at recent levels as it develops additional sizes of the Angio-Seal, investigates and develops new products and manufacturing techniques, conducts clinical trials and seeks regulatory approval for its products.

     Selling, general and administrative expense decreased 14% to $1,209,000 in the nine months ended March 31, 1998 from $1,413,000 in the nine months ended March 31, 1997. This decrease was primarily due to a reduction in certain outside professional fees.

     Interest expense decreased 63% to $67,000 in the nine months ended March 31, 1998 from $178,000 in the nine months ended March 31, 1997. This decrease was due to the repayment of the Sherwood Credit Agreement in October 1996 in connection with receipt of FDA approval of the Angio-Seal offset by amounts drawn under the Company's line of credit during the current fiscal year. Interest income decreased to $406,000 in the nine months ended March 31, 1998 from $461,000 in the nine months ended March 31, 1997. The decrease was due to a decline in investment balances primarily attributable to the repayment of the Sherwood Credit Agreement as well as capital expenditures and funding for the Company's normal operating activities.

     During the nine months ended March 31, 1997, the Company received $1,310,000 in final settlement of the business interruption portion of their insurance claim of which $969,000 was recorded as other income.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in the Company's operating activities during the nine months ended March 31, 1998 was $946,000 compared to $3,122,000 provided by operating activities in the nine months ended March 31, 1997. This fluctuation was primarily due to the receipt of $3,000,000 in advance royalties from Sherwood in the nine months ended March 31, 1997. In addition, changes in asset and liability balances and non-cash adjustments for depreciation resulted in cash used in operations of $1,076,000 for the nine months ended March 31, 1998 compared to $132,000 (net of the deferred revenue line item) for the nine months ended March 31, 1997. One additional factor was the decrease in net income to $131,000 from $343,000 for the periods ended March 31, 1998 and March 31, 1997, respectively.

     Capital expenditures were $1,452,000 for the nine months ended March 31, 1998, primarily related to the expansion of the Company's manufacturing and development capabilities.

     The Company has borrowed an additional $925,000 under its $2.0 million revolving credit and term loan agreement. The Company has $575,000 remaining available credit under this facility which it intends to utilize to fund further capital expenditures and facility expansion.

     The Company's cash, cash equivalents and short-term investments were $6,697,000 at March 31, 1998. In addition, the Company has pledged $1,914,000 in investments (not included in the $6,697,000) as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock in settlement of the employee stock rights at the time of the IPO. In exchange for the Company's pledging this collateral, the employees have pledged their Common Stock as collateral to the Company.

     The Company acquired patents under a Patent Acquisition Agreement in exchange for 200,000 shares of common stock and a series of quarterly cash payments totaling $1.2 million. The patents have been recorded on the balance sheet at the value of the shares on the date of the agreement plus the present value of the $1.2 million cash and any legal and other related costs incurred to acquire such patents. The present value of the cash payments ($1.1 million) was recorded between short and long-term liabilities at December 31, 1997 and reduced to $960,000 upon payment of the first installment on March 31, 1998.

     The Company anticipates that its results of operations will fluctuate for the foreseeable future due to a number of factors. Such factors include Sherwood's performance in the marketing, manufacturing and distribution of the Angio-Seal Product Line, the timing of future regulatory approvals in the United States and in countries outside of Europe including Japan, the results of ongoing and planned clinical trials for the Angio-Seal and other products, the acceptance of the Company's products in the marketplace and competitive products generally and in particular those designed for the sealing of arterial site punctures.

     The Company plans to continue to expend substantial resources in funding clinical trials to gain regulatory approvals and make additional marketing claims as well as to expand research and development activities for the Angio-Seal, rotary technology and biomaterials products.

     The Company believes the IPO proceeds combined with cash generated from operations will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

     During the fiscal year, American Home Products Corporation ("AHP") sold its Sherwood subsidiary, the operating company responsible for the sales and marketing and manufacturing of the Angio-Seal device, to Tyco International, LTD ("Tyco"). Tyco has informed Kensey Nash that it does not intend to alter its plans for the operations of the Angio-Seal business unit. The Company does not believe the sale of Sherwood to Tyco will have a material impact on its future operations.

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 1998 and beyond to differ materially from those in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, the time, effort and priority level that Sherwood and its successors attach to the Angio-Seal and Sherwood's ability to successfully market and manufacture the Angio-Seal, the Company's ability to manufacture Angio-Seal components, the results of ongoing clinical trials and timing of additional regulatory approvals, announcements of technological innovations or the introduction of new products by the Company or its competitors, competition by rival developers of puncture closure devices, general business conditions in the healthcare industry and general economic conditions. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Common Stock.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 27, 1998, the Company filed suit in U.S. District Court, Eastern District of Pennsylvania claiming patent infringement by Perclose, Inc. The subject patent, United States Patent No. 5,676,689, entitled "Hemostatic Puncture Closure System Including Vessel Location Device and Method of Use", concerns a proprietary positioning system, developed by Kensey Nash to ascertain that a puncture closure device is located properly in the artery. In the suit, Kensey Nash seeks to permanently enjoin Perclose from further sales of their products that infringe on the patent and seek payment by Perclose, Inc., of monetary damages suffered by Kensey Nash as a result of the infringement.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     A. Exhibits.

        None

     B. Reports on Form 8-K.

        None

     C. Financial Data Schedule



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     KENSEY NASH CORPORATION



Date:  May 15, 1998                By:  /s/ Joseph W. Kaufmann
                                   --------------------------------------
                                   Joseph W. Kaufmann
                                   President, Chief Executive Officer and
                                   Chief Financial Officer