Form 10-K
period 1998-06-30
KENSEY NASH CORP
filed 1998-09-28
CIK 1002811

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended: JUNE 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock (based upon the per share closing price of $7.75 on September 18, 1998 and, in making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock) was approximately $57,809,358.

     The number of shares outstanding of the registrant's Common Stock, par value $.001, as of September 18, 1998 was 7,459,272.

                      DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the following document are incorporated by reference into this report: Definitive Proxy Statement in connection with the 1998 Annual Meeting of Stockholders

                 ----------------------------------------------

                                     PART I
ITEM 1.  BUSINESS

COMPANY OVERVIEW
     Kensey Nash Corporation ("the Company") was founded in Delaware in 1984 by Dr. Kenneth Kensey and Mr. John Nash to develop advanced proprietary medical products for use in the diagnosis and treatment of cardiovascular diseases. Initially, the Company focused on rotary technology designed to treat cardiovascular disease. As a result of this initial work, the Company identified a market for, and began developing, puncture closure devices. In the late 1980s, the Company began intensifying its development of puncture closure devices, including the Angio-Seal Device (the "Angio-Seal"), and filed its first patent related to the Angio-Seal in 1987. In 1991, the Company entered into a long-term strategic relationship with American Home Products Corporation ("AHP" or "Strategic Alliance Partner") by entering into United States and foreign license agreements (together, the "License Agreements"). These agreements provided research and development and clinical trial funding as well as significant payments upon the achievement of certain milestones in the Angio-Seal development. As a result of the Company's clinical trial work, the 8 French ("F") Angio-Seal received Pre-Market Approval ("PMA") from the U.S. Food and Drug Administration ("FDA") in September 1996 and the European Community ("CE") Mark approval from the European Economic Community ("EEC") in September 1995, the latter of which permits the marketing of the Angio-Seal in EEC member countries. In December 1997, AHP announced the sales of its subsidiary, Sherwood-Davis & Geck, the operating company responsible for the sales, marketing and manufacturing of the Angio-Seal device, to Tyco International Ltd. ("Tyco"). Under the terms of the sale, the Company's agreements with AHP were transferred to Tyco's subsidiary, The Kendall Company ("Kendall"). Accordingly, Kendall replaced AHP as the Company's Strategic Alliance Partner in March 1998, upon finalization of the sale.

     The Company has established three technology platforms; puncture closure (the Angio-Seal), biomaterials (collagen and resorbable polymers) and revascularization (the Aegis Vortex System) ("AVS"). The Company participates in the puncture closure market primarily through its relationship with its Strategic Alliance Partner. This partnership generates royalty income, research and development funding and sales through the manufacture of clinical devices and components for the Angio-Seal (see Relationship with Strategic Alliance Partner).

     The Company has significantly expanded its biomaterials business with growth in research and development, manufacturing and increased OEM sales and marketing efforts. The Company has a contract with its Strategic Alliance Partner to supply a minimum of 50% of the collagen plug requirements until May 2000. However, to-date, the Company has been exclusive manufacturer of the collagen plug for the Angio-Seal puncture closure device. In addition, the Company manufactures collagen products for third parties for use as delivery systems for various applications including bone growth proteins, artificial skin for burn victims and drug delivery for products in various stages of clinical trials. The Company has also been the exclusive manufacturer of the absorbable polymer anchor component of the Angio-Seal. The Company will continue to be a significant supplier of Angio-Seal anchor requirements through fiscal year 1999. As a result of its absorbable polymer capabilities, the Company has expanded into the orthopedic marketplace as an OEM supplier of specialized products.

     The Company's revascularization platform has been established to address a market opportunity in cardiology for the treatment of occluded saphenous vein bypass grafts and in-stent restenosis. The Company is developing a revascularization catheter utilizing its patent portfolio and in-house expertise to address these life threatening medical conditions.

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

     Currently, over 5.2 million diagnostic cardiac catheterization procedures, commonly referred to as angiographies, are performed worldwide each year. During an angiography procedure, a dye is injected into the coronary arteries and viewed on an x-ray imaging system to determine the extent and location of arterial blockages. Once the physician determines the extent of the blockages, any number of therapeutic procedures may be performed, sometimes through the same access puncture.

     Typical therapeutic procedures include angioplasties, atherectomies, and the placement of stents. An angioplasty is a procedure in which a balloon is inserted into the artery and inflated to compress the blockage against the arterial wall, enlarging the artery and increasing blood flow. An atherectomy uses a miniature cutting system or a high speed rotating burr to debulk the artery plaque. Recently, the placement of stents, used in conjunction with these procedures, has become extremely popular and is one of the fastest growing segments of this cardiovascular market. A stent is a metal device, resembling a small coil, that is permanently implanted in an artery to support the arterial wall and increase blood flow, therefore, reducing and delaying the risk of the artery closing again (restenosis). In many of the therapeutic procedures, such as atherectomies and the placement of stents, physicians use high levels of anticoagulants (blood thinning therapies) and larger arterial punctures, which often lead to increased bleeding and related puncture site complications. Currently, there are an estimated 1.5 million total therapeutic procedures performed worldwide each year. These procedures, due to their potential puncture site complications, have created an increased awareness of the need for arterial puncture closure devices.

     Together, there are currently over 6.7 million diagnostic and therapeutic cardiac catheterizations performed each year. Depending on the procedure, and the size of the catheter necessary to perform the procedure, a cardiac catheterization creates a puncture in the artery that typically ranges in size from a 5F to a 10F. The Company believes the Angio-Seal Product Line addresses the needs of both the diagnostic and therapeutic cardiac catheterization markets.

BIOMATERIALS MARKET OVERVIEW

     Biomaterials are substances of synthetic or natural origin which can treat, augment or replace tissue, organs or functions of the body. There are currently over 40 million medical treatments each year involving some form of implantable biomaterial. Segments of the biomaterials market include wound management, orthopedic implants and reconstructive surgery, drug delivery systems, cardiovascular, dental, and blood transfusions. The Company's biomaterials currently addresses several of these market segments, the largest of which is orthopedics and wound management.

     Orthopedics. Biomaterials can be used to repair or regenerate most musculoskeletal tissues, including bone, cartilage, ligaments, meniscus, spinal discs and tendons. The worldwide biomaterials or thopedic device market is estimated to be a multi-billion dollar market. Collagen and polymers are among the biomaterials currently used for musculoskeletal repair in the form of bioresorbable fixation devices, bone replacement materials and bone growth factors. Most of the top competitors in the orthopedics industry have ventured into this new technology. These companies either have their own manufacturing capabilities or look to third party manufacturers to bring their designs to the market. The Company offers state-of the-art production capabilities and over a decade of experience in developing and manufacturing medical products made from absorbable biomaterials. These capabilities and experience have enabled the Company to develop relationships with several of the top competitors in the orthopedics market on the design, development and/or manufacture of orthopedic applications.

     Wound Management. The U.S. wound care market is a multi-billion dollar industry currently dominated by conventional bandages and dressings and surgical staples or sutures. There is a new generation of products which has been triggered by recent developments in biomaterials, tissue engineering and biotechnology. New products include genetically engineered topical drugs, bioengineered artificial skin, wound healing devices and biosynthetic dressings. Again, collagen and polymers are among the biomaterials being integrated into the wound care market. The Company's products have been used as an integral part of wound care products as diverse as hemostatic sponges, topical wound dressings, bioengineered skin and drug delivery matrices.

REVASCULARIZATION MARKET OVERVIEW

     Revascularization is the treatment of occluded coronary arteries, both native and grafts. When a native coronary artery is totally occluded a coronary artery bypass graft procedure ("CABG") is performed to circumvent the native artery and restore bloodflow to the heart via the graft. The bypass graft is typically harvested from the patient's leg (the saphenous vein) and the graft is referred to as a saphenous vein graft ("SVG"). There are approximately 700,000 worldwide coronary artery bypass surgeries performed annually, the majority of these surgeries involve three or more bypassed vessels. The SVGs occlude over time and it is estimated between 15%-30% are occluded after one year. The Company believes the total market for occluded SVGs to be approximately 250,000 annual procedures with a market size of $300 million.

     The current treatment options include pharmaceutical management, repeat bypass surgery, percutaneous intervention and heart transplant. The Company believes it has a unique device, the Aegis Vortex System, a percutaneous interventional treatment, which targets the SVGs.

BUSINESS STRATEGY

     The Company's primary goal is to establish the Angio-Seal Product Line as the standard of care for closing arterial puncture sites associated with cardiovascular catheterizations. The Company continues to expand and research other technologies. The Company's goals are and will continue to be pursued through the following strategy:

     - Expand Angio-Seal Product Technology. The Company's approved 8F Angio-Seal device seals arterial punctures 8F and smaller and addresses the vast diagnostic market as well as balloon angioplasty and stenting. The Company is currently expanding its Angio-Seal Product Line by developing additional sizes of the Angio-Seal, including 6F and 10F sizes. The 6F Angio-Seal addresses the diagnostic and therapeutic market which may use smaller puncture sites. The 10F Angio-Seal addresses the market for therapeutic procedures which require larger puncture sizes. The Company has begun clinical trials and, together with its Strategic Alliance Partner, is aggressively pursuing all necessary regulatory approvals for both the 6F and the 10F Angio-Seal.

     - Expand Collagen Business. While the Company's original purpose in manufacturing collagen and absorbable polymer components is to supply its Strategic Alliance Partner for the Angio-Seal Product Line, the Company has developed significant expertise in the processing, handling and manufacturing of bioresorbable materials. The company manufactures several standard collagen products and has made it a practice to customize materials to meet specific customer specifications. The company's collagen has been used as an integral part of products as diverse as hemostatic sponges, topical wound dressings, bioengineered skin, bone regeneration and drug delivery matrices.

     - Expand Polymer Business. Recent advances in biotechnology, biomaterials and tissue engineering have made absorbable polymers one of the fastest growing segments within the medical field, particularly in orthopedics. The company provides a full array of mold design, injection-molding and compression molding services for absorbable polymers, tailored to meet the unique requirements of medical product manufacturers. The Company intends to utilize its expertise to build a position in the market as a supplier of absorbable polymer and is currently working with several companies that are leaders in the orthopedic market.

     - Develop Revascularization Technology. The Company currently has proprietary technology covered by issued patents related to the use of revascularization technology for the treatment of cardiovascular disease in the coronary arteries. The Company is developing this technology for application in opening occluded coronary artery bypass grafts and possibly in-stent restenosis. The Company believes it has a unique device, the Aegis Vortex System, for treating this currently unaddressed problem. Clinical trials are expected to commence in fiscal year 1999.

     - Develop Opportunities in Other Technology. The Company will continue to focus its research and development capabilities on developing new products that relate to its three technology platforms: puncture closure, biomaterials and revascularization. Using its expertise in these platforms, the Company believes products will be developed with significant market potential.


PRODUCT OVERVIEW
     The Company's existing and proposed products, their potential markets and regulatory status are summarized as follows. See the text below for additional details.

                                                                  UNITED STATES          INTERNATIONAL
                                          PROPOSED                 REGULATORY          REGULATORY STATUS
                     PRODUCT            APPLICATIONS               STATUS (1)                  (1)
              ---------------------------------------------------------------------------------------------------------
              ANGIO-SEAL PRODUCT LINE

                 8F Angio-Seal           Angiography,              FDA approval            CE Mark Approval
              Sealing 8F or smaller      angioplasty,              received in             received September 1995.
                   punctures.            placement of stents       September 1996.
                                         and peripheral
                                         radiology.

              6F Angio-Seal(2)           Angiography and           Clinical trial phase.   European and US
                Sealing 6F or smaller    certain therapeutic                               commercialization
                punctures.               procedures.                                       scheduled to occur in
                                                                                           fiscal 1999.



              10F Angio-Seal(2)          Atherectomy,              Clinical trial phase.   European and US
                Sealing 8F, 9F and       placement of stents,                              commercialization
                10F punctures.           and ultrasound.                                   scheduled  to occur in
                                                                                           fiscal 1999.

              Collagen Plug for          Angio-Seal component.     See above.(3)           See above.(3)
              Angio-Seal

              Anchor Component for       Angio-Seal component.
              Angio-Seal                                           See above.(3)           See above.(3)

                                                                      UNITED STATES          INTERNATIONAL
                                               PROPOSED             REGULATORY STATUS      REGULATORY STATUS
                      PRODUCT                APPLICATIONS                   (1)                    (1)
              -------------------------------------------------------------------------------------------------------
              BIOMATERIALS PRODUCTS

              Medical grade collagen     Topical wound            Customers required to    Customers required to gain
                                         dressing; cultured       gain regulatory          regulatory approval for
                                         skin product for         approval for the end     the end use of their
                                         burn treatment;          use of their product.    product.
                                         surgical wound
                                         repair; drug
                                         delivery systems.

              Injection molded           Repair of soft           Customers required to    Customers required to gain
              absorbable polymer         tissue and bone          gain regulatory          regulatory approval for
              devices                    injury or defects.       approval for the end     the end use of their
                                                                  use of their product.    product.
              ---------------------------------------------------------------------------------------------------------
              REVASCULARIZATION TECHNOLOGY

              Rotary catheter -          Opening occluded         Preclinical;             To be determined.
              Aegis Vortex System        coronary artery          clinical trials
                                         bypass grafts in         expected to begin in
                                         conjunction with         fiscal year 1999.
                                         stents.
              ---------------------------------------------------------------------------------------------------------

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

ANGIO-SEAL
     The Angio-Seal Technology. The Angio-Seal acts to close and seal femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. The device consists of four components: an absorbable anchor that is seated securely against the inside surface of a patient's artery at the point of puncture, an absorbable collagen plug that is applied adjacent to the outside of the artery wall, an absorbable suture and a delivery system. The delivery system consists of an insertion sheath, puncture locator, guidewire, tamper tube and spring. The anchor and suture act as a pulley to position the collagen into the puncture tract, adjacent to the outside of the artery wall, to seal the puncture. The collagen induces the blood-clotting process at the puncture site and the anchor is designed to encapsulate into the artery wall. Based on the characteristics of the materials used, the anchor, collagen and suture are all absorbed into the patient's body within 60 to 90 days after the procedure. The Company believes that this mechanical (via the anchor) and biochemical (via the collagen) seal offers physicians a method for closing punctures with significant advantages over traditional manual or mechanical compression methods and other competitive products.

     How the Angio-Seal Is Used. The Angio-Seal is designed and clinically proven to take a trained healthcare professional less than two minutes to place. After a cardiovascular catheterization is completed and the introducer for the procedure is ready to be removed, the insertion sheath and puncture locator supplied with the Angio-Seal are inserted into the artery over the guide wire, using standard introducer exchange techniques. The guide wire is then removed and the anchor is inserted into the artery through the delivery system. The delivery system is pulled back until the anchor is secured onto the inside surface of the artery wall at the puncture site. As the delivery system is withdrawn from the tissue surrounding the artery, the collagen plug is deployed from the delivery system into the puncture tract adjacent to the outside of the artery wall. When the delivery system is removed from the tissue surrounding the artery, the Angio-Seal's anchor and suture act as a pulley to compress the collagen within the puncture tract adjacent to the outside of the artery wall. The exposed tamper tube is used to compress the collagen further. A spring is then attached to the suture to maintain light pressure on the tamper tube. After 20 to 30 minutes, the spring and the tamper tube are removed and the suture is cut below the skin.

     Advantages of the Angio-Seal over Manual and Mechanical Compression.. Until recently, closing arterial punctures resulting from cardiovascular catheterizations was generally limited to manual or mechanical compression of the puncture site following the procedure. The Company believes, based on results of clinical trials and published reports, that the Angio-Seal has the following advantages over manual or mechanical compression:

     - Reduced Time to Ambulation. Clinical studies have shown reductions in the amount of time required for the removal of the introducer sheath used during the procedure and reduced times to hemostasis. A PMA supplement was approved in September 1997 allowing the Company to expand the labeling of the Angio-Seal to include time-to-ambulation data (mean time to ambulation for Angio-Seal of 1.4 hours verses 6.6 hours for manual compression).


     - Reduced Staffing and Hospital Time. The reduction or elimination of post-procedure manual compression, as well as reduced needs for post-procedure examinations, may decrease the staff time associated with the procedure and follow-up care and lead to more efficient use of hospital personnel and space.


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


     - Increased Blood Flow to the Leg. The Angio-Seal allows for greater blood flow to the patient's leg during a cardiovascular catheterization procedure than does manual compression, thereby reducing the possibility of vessel blockages in the leg.

     The Angio-Seal is currently the puncture closure device market leader with almost 300,000 devices sold to-date. The Company believes that the Angio-Seal offers advantages over the competing methodologies (see Competition) in its ability to provide quickly and easily both a mechanical and biochemical seal of arterial punctures.

AEGIS VORTEX SYSTEM
     System Technology. The Company is developing a product, the Aegis Vortex System, for the percutaneous intervention of diseased SVGs. The AVS is being designed to recanalize diseased vein grafts by debulking and aspirating the occlusive material associated with diseased SVGs. A revolving tip breaks the occluding material into small fragments while a balloon is placed distally to prevent embolization of particulate generated during the revascularization procedure. The particulate is removed by an extraction pump, which is included in the system.

     The current available treatment options include pharmaceutical management, repeat bypass surgery, percutaneous intervention and heart transplant. The AVS, a percutaneous interventional treatment, is designed to improve clinical outcomes while reducing patient trauma and reducing cost. The Company intends to start U.S. and international clinical trials in fiscal year 1999.

CLINICAL TRIALS AND REGULATORY STATUS
     The Company obtained CE Mark approval from the EEC in September 1995 and FDA approval in the United States in September 1996 for its 8F Angio-Seal device.

     In September 1997, the Company received a PMA supplement approval allowing the Company to make additional labeling claims regarding early ambulation in diagnostic angiography patients.

     Initial clinical trials ("pilot studies") on both the 6F and 10F
Angio-Seal devices were completed in September 1997. The company began pivotal studies immediately following completion of the pilot studies for the 6F and 10F Angio-Seal. To date, the 6F pivotal study is being conducted at seven sites with 164 patients enrolled and the 10F pivotal study has 377 patients enrolled at twelve sites. The Company has implemented design enhancements in conjunction with the clinical studies. Both of these studies are expected to be completed during fiscal year 1999.

     In September 1998, the Company submitted an IDE to the FDA for its revascularization product, the AVS. The Company expects clinical trials to commence in fiscal year 1999.

RELATIONSHIP WITH STRATEGIC ALLIANCE PARTNER
     The Company embarked on a long-term strategic relationship with AHP beginning in 1991 which incorporated United States and foreign license agreements (the License Agreements), a research and development agreement, a collagen supply agreement and a credit agreement (collectively, the "Strategic Alliance Agreements"). In December 1997, AHP announced the sale of its subsidiary, Sherwood-Davis & Geck, the operating company responsible for the sales, marketing and manufacturing of the Angio-Seal device, to Tyco International Ltd. Under the terms of the sale, the Company's Strategic Alliance Agreements with AHP were transferred to Tyco's subsidiary, The Kendall Company. Accordingly, Kendall replaced AHP as the Company's Strategic Alliance Partner in March 1998, upon finalization of the sale. The Company's relationship with its Strategic Alliance Partner has enabled the Company to obtain critical funding to research and develop the Angio-Seal, conduct clinical trials and gain regulatory approval in the U.S. and Europe. This relationship provides access for the Angio-Seal Product Line to the major worldwide markets.

     The License Agreements. The License Agreements, entered into in September 1991, grant a worldwide exclusive license to the Company's Strategic Alliance Partner to manufacture and market all current and future sizes of the Angio-Seal Product Line for use in the cardiovascular system. The term "Angio-Seal" is a trademark of the Strategic Alliance Partner. The Company retains the rights of use for the puncture closure technology for other applications. Through fiscal 1997, the Company earned $13.5 million in licensing and milestone fees, as well as received a $3 million royalty advance, from its Strategic Alliance Partner pursuant to the terms of the license agreements.

         Under the License Agreements, the Company earns royalties based upon the sales price of the Angio-Seal Product Line sold worldwide by its Strategic Alliance Partner. These rates vary depending upon the level of units sold. In November 1997, the Company also acquired a patent portfolio as well as the rights of the seller under a pre-existing licensing agreement with AHP. As a result of this acquisition the Company now receives royalties under its existing Licensing Agreements as well as royalties formerly paid to the seller under a separate licensing agreement (combined, the "Royalty Agreements"). The Royalty Agreements provide for minimum royalty payments for five years following FDA approval, which range from $450,000 in the first year to $4.1 million in the fifth year. If the Strategic Alliance Partner fails to pay the minimum, the Company is entitled to convert all of the Strategic Alliance Partner's rights under the License Agreements from exclusive to non-exclusive. Such right of conversion is the Company's sole remedy for the Strategic Alliance Partner's failure to make any minimum royalty payment, and if it is exercised, the Strategic Alliance Partner has no further obligation to make any minimum royalty payments to the Company.

         The term of each of the License Agreements extends to the last to expire of the licensed patents and all continuations or supplements thereto. The most recently issued patent for the Angio-Seal technology was issued in 1998, although the Company has applied for, and expects to have issued, additional patents in the future. The Strategic Alliance Partner may terminate the License Agreements any time after the fifth royalty year for any reason upon 12-months notice.

         If a license under any third-party patent is necessary to make, use or sell the Angio-Seal Product Line, any payments and royalties for such third-party license, and any related attorney's fees, will be deducted from payments due to the Company, on a territory-by-territory basis, in an amount in any one year not to exceed one-half of any royalties in any such territory for such year.

         The Research and Development Agreement. Pursuant to a research and development agreement ("R&D Agreement") entered into with the Company's Strategic Alliance Partner in November 1995 the Company has agreed to develop additional sizes of and enhancements to the Angio-Seal Product Line, conduct certain United States and selected foreign clinical trials of various sizes of the Angio-Seal Product Line and to assist the Strategic Alliance Partner with certain foreign trials. Under the R&D Agreement, the Strategic Alliance Partner reimburses the Company for two-thirds of expenses incurred under these programs. The Strategic Alliance Partner can terminate the R&D Agreement upon 60 days notice. The termination of the R&D Agreement with the Strategic Alliance Partner could have a material adverse effect on the operations of the Company. As of June 30, 1998, the Company has earned $12.3 million in research and development revenue from its Strategic Alliance Partner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein at
Item 7.

         The Collagen Supply Agreement. Pursuant to an agreement entered into with the Company's Strategic Alliance Partner in May 1995 (the "Collagen Supply Agreement"), the Strategic Alliance Partner agreed to purchase at least 50% of its collagen needs for the Angio-Seal on a per country basis (which amount represents the Strategic Alliance Partner's "Minimum Purchase Requirement") for the Angio-Seal from the Company for five years beginning May 31, 1995. The Company is required to maintain a "safety stock inventory" of collagen in an amount equal to two times the Strategic Alliance Partner's average monthly collagen requirement based upon its projections. Either the Strategic Alliance Partner or the Company may terminate the Collagen Supply Agreement upon thirty days written notice.

SALES AND MARKETING
         The Strategic Alliance Partner (Kendall), is responsible for both domestic and international sales of the Angio-Seal. European sales of the Angio-Seal commenced on a limited basis in December 1994 following marketing approval in France. The Angio-Seal received its CE Mark approval from the EEC in September 1995, which permits marketing of the Angio-Seal in EEC member countries, and U.S. FDA approval in September 1996. The Angio-Seal is currently being sold in the U.S., Canada, the UK, Germany, Italy, France, Switzerland, Australia, Saudi Arabia, Israel, Austria, Spain, Malta and the Netherlands by a dedicated Kendall sales force. To date, there have been over 300,000 devices sold to end users. Kendall plans on introducing the Angio-Seal in additional countries around the world during 1999.

         Kendall is selling the Angio-Seal through dedicated sales forces of 65 and 22 persons in the U.S. and Europe, respectively. Both the Company and Kendall believe that dedicated sales forces are appropriate to cover the concentrated market of cardiovascular catheterization facilities that perform the majority of these procedures.

         The Company has historically sold Angio-Seal subassemblies to its Strategic Alliance Partner. The Company expects to continue to sell collagen and anchor components to its Strategic Alliance Partner. See "Relationship with Strategic Alliance Partner"

         While the Company assists its Strategic Alliance Partner in training and conducting clinical trials, the Strategic Alliance Partner has the sole right to determine the worldwide marketing and pricing strategy for the Angio-Seal Product Line.

         As the Company develops new products, such as the Aegis Vortex System, it will continue to explore a variety of means to market and sell such products if and when they receive appropriate regulatory approvals. Such means include, but are not limited to, contracting with distributors, developing its own sales force and licensing products to third parties.

CUSTOMERS
         Sales to the Company's Strategic Alliance Partner comprised 86%, 91% and 81% in the years ended June 30, 1998, 1997 and 1996, respectively, of total sales for the Company. The loss of the Strategic Alliance Partner as a customer would have a material adverse impact on the Company.

THIRD-PARTY REIMBURSEMENT
         The Company believes that continued sales growth of the Angio-Seal may depend not only on its clinical efficacy and cost effectiveness, but also in part on the availability of third-party reimbursement. Separate reimbursement for the Angio-Seal is not expected to be available in the United States and there can be no assurance that reimbursement for the Angio-Seal will be available in international markets under either governmental or private reimbursement systems. In the United States, healthcare providers, such as hospitals and physicians, that purchase medical devices such as the Angio-Seal, generally rely on third-party payers, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic cardiovascular catheterization procedures. Reimbursement for cardiovascular catheterization procedures performed using devices that have received FDA approval has generally been available in the United States. The Company anticipates that in prospective payment systems, and in many managed care systems used by private healthcare payers, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate additional reimbursement for the Company's products. The Company anticipates the hospital administrators and physicians will justify the additional cost of an arterial access site closure device by the attendant cost savings and clinical benefits derived from the use of the Angio-Seal.

         To date, the Company's Strategic Alliance Partner has focused on obtaining reimbursement approvals in international markets. The main types of reimbursement systems in international markets are government sponsored healthcare and private insurance. Countries with government sponsored healthcare, such as the United Kingdom, Italy and the Netherlands, have a centralized, nationalized healthcare system. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are beginning to appear in Europe, particularly in Spain. Regardless of the type of reimbursement system, the Company believes that physician advocacy of the Angio-Seal will be the key to obtaining third-party reimbursement. The Company could be materially adversely affected by changes in reimbursement policies of governmental or private health care payers.

MANUFACTURING, RAW MATERIALS AND SUPPLIES
         The Company has developed manufacturing expertise in the assembly and testing of technologically advanced medical products. The Company's manufacturing activities to date have consisted primarily of producing the Angio-Seal for use by clinical investigators and producing sub-assemblies of the Angio-Seal for sale to customers in Europe.

         The Company also currently manufactures and supplies 100% of the bioresorbable components of the Angio-Seal, the collagen plug and resorbable polymer anchor, to fulfill the Strategic Alliance Partner's requirements for the Angio-Seal. The Company has a contract with its Strategic Alliance Partner to supply a minimum of 50% of the collagen needs for the Angio-Seal on a country-by-country basis through 2000. The Company is also the only approved supplier of collagen approved for use in the Angio-Seal in the EEC. In the U.S. the current Angio-Seal PMA includes the Company's absorbable anchor and collagen plug. The anchor component of the Angio-Seal has been manufactured exclusively by the Company and the Company will continue to provide a significant amount of the anchor requirements through fiscal year 1999.

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

The Company's manufacturing facilities in Exton, Pennsylvania, contain separate areas for Angio-Seal assembly, collagen manufacturing and polymer manufacturing. In addition, the Company has its own capabilities in tool and die making, injection molding, model making and laser welding, which allows it to engineer and reengineer its products in development on site. The Company's FDA-registered facility is equipped with multiple class 100,000 clean room facilities and is certified to the two international quality standards, ISO 9001 and EN 46001. Certification is based on adherence to established standards of quality assurance and manufacturing process control. For this reason, the Company's manufacturing facilities are subject to regulatory requirements and periodic inspection by regulatory authorities. The Company has a separate in-house quality control department that sets standards, monitors production, writes and reviews operating procedures and protocols and performs final testing of samples of devices and products manufactured by or for the Company. See "Government Regulation."

         The Company believes that its current manufacturing capabilities and capacity are sufficient to produce its products to supplement its Strategic Alliance Partner's manufacturing capabilities, supply the anchor and collagen plug components and produce additional sizes of the Angio-Seal in initial quantities at such time as the devices may be approved for sale in the United States or elsewhere.

RESEARCH AND DEVELOPMENT
         The Company's research and development and regulatory staff consisted of 36 individuals as of September 18, 1998. Since signing the License Agreements in September 1991, the Company's research and development effort has focused on designing the Angio-Seal, supporting clinical trials, seeking regulatory approval in the United States and Europe and establishing a technology base in puncture closure devices. The Company continues to focus its research and development efforts on creating additional sizes of the Angio-Seal Product Line and product enhancements, a significant portion of which the Company expects to be funded by its Strategic Alliance Partner. The Company is also concentrating on the development of its revascularization technology, the AVS, for opening occluded coronary artery bypass grafts and has other projects in the early stages of development. The Company incurred total research and development expenses of $5.5, $4.7 and $3.6 million in the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

         In addition to the resources dedicated to the product development process, the Company has an internal regulatory affairs and clinical monitoring staff, which has had and continues to have responsibility for establishing, monitoring, collecting and analyzing data relating to clinical trials and works closely with its Strategic Alliance Partner on gaining regulatory approvals for additions to the Angio-Seal Product Line in the United States and, in some instances, abroad.

COMPETITION
         The primary competition for the Angio-Seal is the current standard of care, manual pressure. Manual pressure is an inherently cumbersome procedure which is costly, complicated and associated with high levels of patient discomfort. Although the Company believes that the Angio-Seal competes favorably with the application of manual and/or mechanical compression as a standard of care, the acceptance of new methodologies and technologies is inherently uncertain. In addition, the Company is aware of competitors trying to develop noninvasive and/or pharmaceutical products which could render the Angio-Seal Product Line technology obsolete. Many of these organizations, and certain other medical device companies that may enter the markets in which the Company does or will compete, are larger and have more extensive financial, technical, managerial, research and development and marketing resources than the Company or its Strategic Alliance Partner. The Company is aware of competitors who have developed and commercialized devices to seal arterial punctures, including Datascope, Perclose and Vascular Solutions. The Company is also aware of other companies who are developing proposed products.

         Datascope's VasoSeal vascular hemostasis device, approved by the FDA in September 1995, works by delivering a collagen plug into the tissue tract outside of the artery. Once positioned in the tissue tract, the biochemical interaction between collagen and blood platelets acts to create a hemostatic seal at the puncture site. The VasoSeal requires measurement of the collagen plug prior to delivery and does not have an anchor to prevent the collagen from entering the artery. In August 1998 Datascope announced it had received CE mark approval for a second generation device, VasoSeal ES. According to Datascope, The VasoSeal ES eliminates the need to measure the collagen prior to a procedure and is a one-size-fits-all device.

         Perclose's Prostar and Techstar vascular surgical systems consist of catheter-based instruments designed to mechanically suture arterial access sites below the skin following cardiovascular catheterization procedures. The 9-11F Prostar was approved by the FDA in April 1997 and PMA supplements for Perclose's second generation devices, the Techstar (6-8F) and the Prostar Plus (8-10F) were approved in November 1997 and January 1998, respectively.

         A new entrant to the puncture closure market is Vascular Solutions, who has developed a sealing device catheter, the Duett. The device employs a balloon inserted over the guidewire into the femoral artery to temporarily close the entry channel. A mixture of collagen and thrombin is then injected into the puncture site to close the wound after a period of compression. The Duett received CE Mark approval in July 1998 and the company commenced clinical studies in the U.S. in August 1998.

         The Angio-Seal is currently the puncture closure device market leader with almost 300,000 devices sold to-date and believes that its continued competitive success will depend upon several factors. These factors include its ability to create and maintain technologically advanced proprietary medical products, to obtain patents or other protection for these technologies and to apply these technologies across several different product opportunities and markets, to attract and retain high quality engineering and scientific personnel, to obtain timely regulatory approvals when possible, and to manufacture and market its products in a cost-effective manner whether through internal means or through outside parties. See "Angio-Seal."

GOVERNMENT REGULATION
         The medical devices marketed and manufactured by the Company and its Strategic Alliance Partner are subject to extensive regulation by the FDA, and, in some instances, by foreign governments. Pursuant to the Federal Food, Drug, and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder (the "Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company. Noncompliance with applicable requirements on the part of the Company's Strategic Alliance Partner with respect to the Angio-Seal, or by the Company, could have a material adverse impact on the Company.

         The Company obtained PMA approval on the Angio-Seal 8F device in September 1996, the ownership of which was subsequently transferred to its Strategic Alliance Partner. The Strategic Alliance Partner will be responsible for all future amendments and PMA supplements for the Angio-Seal device, including PMA supplements necessary to market the 6F and 10F size Angio-Seal devices in the United States. However, there can be no assurance that the Strategic Alliance Partner will be able to obtain necessary regulatory approvals or clearances on the Angio-Seal Product Line on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse impact on the Company's business, financial condition and results of operation.

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

         Any products manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and are subject to periodic inspections by the FDA and certain state agencies. The Act requires devices to be manufactured in accordance with Good Manufacturing Practices ("GMP") regulations which impose certain procedural and documentation requirements upon the Company and its Strategic Alliance Partner with respect to manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse impact on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse impact upon the Company's business, financial condition or results of operations.

         Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company or its Strategic Alliance Partner will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's or its Strategic Alliance Partner's ability to do business.

PATENTS AND PROPRIETARY RIGHTS
         The Company's policy is to protect its technology by, among other things, filing patent applications for the patentable technologies that it considers material to the development of its business. The Company first filed for patent protection for the concept of sealing arterial punctures in the United States in 1987 and was first issued a United States patent in 1988. As of August 31, 1998, the Company held 49 United States patents and 62 foreign national patents and has pending several United States patents and foreign national patent applications that cover various aspects of its technology. The Company also has a number of files of potential patent application material at its patent counsel's office. In addition, the Company holds the exclusive or joint rights to inventions that result from a number of agreements among the Company, leading medical institutions and their principal investigators. There can be no assurance that patent applications filed by the Company will result in the issuance of patents or that any patents or licenses now or hereafter held by the Company will provide competitive advantages for the Company or its licensees, or that these patents or licenses will not be challenged or circumvented by competitors.

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

         In March 1998, the Company, together with its Strategic Alliance Partner, filed a patent infringement suit against Perclose, Inc. For more information on this suit, see "Legal Proceedings".

         The Company has licensed its United States and foreign patents for the Angio-Seal to its Strategic Alliance Partner, and is obliged to license all improvements for the same product to its Strategic Alliance Partner in the future at no additional charge. The License Agreements are exclusive, worldwide, with rights to make, have made, use, sell, and have sold the Angio-Seal, but are limited to the cardiovascular field of use only, leaving all other fields of use in the Company's possession. The licenses include rights to use related trade secrets and know-how.

PRODUCT LIABILITY
         The clinical testing, marketing and sale of human healthcare products entails an inherent risk of product liability claims. There can be no assurance that product liability claims will not be asserted against the Company or its licensees. Although the Company maintains product and clinical trials liability insurance in the aggregate amount of $12 million, there can be no assurance that product liability claims will not exceed such insurance coverage limits, that claims for coverage would not be denied or that such insurance will be available in the future on commercially reasonable terms, if at all. The Company believes that its Strategic Alliance Partner self insures for product liability claims. There can be no assurance that liability claims made against its Strategic Alliance Partner or other potential licensees will not result in any claims against the Company

EMPLOYEES AND CONSULTANTS
         As of September 18, 1998, the Company had 100 employees, including 51 in operations, 31 in research and development, 12 in finance and administration, five in clinical and regulatory affairs and one in sales and marketing. All of the Company's employees are located at the Company's facility in Pennsylvania. The Company believes that its success is dependent in a large part on its ability to attract and retain employees in all areas of its business.

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

ITEM 3.  LEGAL PROCEEDINGS
         In March 1998, the Company, together with its Strategic Alliance Partner, filed a patent infringement claim against Perclose, Inc. of Menlo Park, California, a competitor in the puncture closure market. The suit, filed in the Eastern District of Pennsylvania, claims that Perclose infringes the Company's U.S Patent No. 5,676,689 (the "Patent"). The Patent covers a system and method for sealing a puncture in a blood vessel (e.g. the femoral artery). The Company seeks damages and an order to permanently enjoin Perclose from making, using or selling product that infringes the Patent.

         Perclose filed four counterclaims in answer to the complaint. The first counterclaim seeks to declare the Patent invalid and not infringed; the second and third counterclaims maintain that the Company committed antitrust violations; and the fourth counterclaim asserts that the Company committed unfair competition. Management is unable to predict the final outcome of the suit or whether the resolution of the matter could materially affect the Company's results of operations, cash flows, or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         No matters were submitted to a vote of security holders in the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
The Company's Common Stock is traded on the Nasdaq National Market
(Nasdaq symbol: KNSY). The approximate number of record holders and beneficial shareholders of the Company's Common Stock at September 18, 1998 was 80 and 2,668, respectively. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

The range of high and low closing sale prices for the Common Stock is as follows:


QUARTER ENDED                                                  HIGH             LOW
-------------                                                  ----             ---
December 31, 1995 (from December 13, 1995)                     $13.50           $12.00
March 31, 1996                                                 $16.75           $9.75
June 30, 1996                                                  $17.25           $12.00
September 30, 1996                                             $15.75           $10.75
December 31, 1996                                              $18.25           $14.25
March 31, 1997                                                 $15.55           $11.50
June 30, 1997                                                  $13.75           $9.88
September 30, 1997                                             $16.00           $10.38
December 31, 1997                                              $17.00           $13.00
March 31, 1998                                                 $24.25           $14.00
June 30, 1998                                                  $23.63           $9.25

On September 18, 1998, the last reported sale price for the Common Stock was $7.75.

ITEM 6.  SELECTED FINANCIAL DATA
         The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended June 30, 1998, 1997, 1996, 1995, and 1994. The selected financial data for each such fiscal year listed below has been derived from the consolidated financial statements of the Company for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 1998, 1997, and 1996 is included elsewhere herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and related Notes and other financial information included herein.


                                                                        FISCAL YEAR ENDED JUNE 30,
                                             -------------------------------------------------------------------------------------
                                                   1998               1997             1996             1995            1994
                                             ----------------- ------------------- -------------- ----------------- --------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Revenues:
         Net sales                                   $  4,669          $  3,661         $  1,315           $  1,358       $    365
         Research and development                       3,642             2,843            1,576                468          1,121
         Licensing and milestone fees                                     1,050                -              2,700          2,750
         Royalty income and other                       3,008               353               76                 41              -
                                             ----------------- -----------------  ---------------  ----------------- --------------
  Total revenues                                       11,319             7,907            2,967              4,567          4,236
                                             ----------------- -----------------  ---------------  ----------------- --------------
  Operating costs and expenses:
         Cost of products sold                          4,084             3,063            1,637              1,468            369
         Research and development                       5,524             4,695            3,581              3,034          4,230
         Selling, general and administrative            1,762             1,823            2,132              1,850          2,115
         Deferred compensation                              -                 -            1,493              1,182             45
         Product return                                     -                 -              574                  -              -
                                             ----------------- -----------------  ---------------  ----------------- --------------
  Total operating costs and expenses                   11,370             9,581            9,417              7,534          6,759
                                             ----------------- -----------------  ---------------  ----------------- --------------
  Loss from operations                                    (51)           (1,674)          (6,450)            (2,967)        (2,523)
                                             ----------------- -----------------  ---------------  ----------------- --------------
  Other income (expense):
         Net interest income (expense)                    390               435             (473)            (1,081)          (807)
         Other                                              4                 8               62               (164)           (15)
         Insurance settlement                                               969              946                  -              -
                                             ----------------- -----------------  ---------------  ----------------- --------------
         Total other income (expense) -                   394             1,412              535             (1,245)          (822)
      net
                                             ----------------- -----------------  ---------------  ----------------- --------------
  Income (loss) before income taxes                       343              (262)          (5,915)            (4,212)        (3,345)
  Income taxes                                              -                 -                -                  -              -
                                             ----------------- -----------------  ---------------  ----------------- ==============
  Net income (loss)                                  $    343          $   (262)        $ (5,915)          $ (4,212)      $ (3,345)
                                                                                                                     ==============
                                             ================= =================  ===============  =================
  Income (loss) per common share                     $   0.05          $  (0.04)        $  (1.00)          $  (0.92)      $  (0.73)
                                             ================= =================  ===============  ================= ==============

Weighted average common shares outstanding              7,552             7,182            5,927(1)           4,599(1)       4,587
                                             ================= =================  =============== ================== ===============

                                                                                     JUNE 30,
                                               -------------------------------------------------------------------------------------
                                                     1998              1997              1996             1995              1994
                                               ----------------- ------------------ --------------- ------------------ -------------
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and short-term investments                    $  7,777           $  7,351        $ 11,734           $      8       $     35
  Inventory                                             1,027                736             413                436            275
  Working capital equity (deficiency)                   9,423              9,172           6,678            (14,044)        (7,084)
  Total assets                                         22,039             16,593          19,743              1,931          2,194
  Long-term obligations                                 2,374                574              81                108          4,317
    Total stockholders' equity                         15,863             12,127          12,001            (16,095)       (11,920)
    (deficiency)

------------------
(1) Includes 446,437 Common Stock equivalents issued within one year of the public offering with exercise prices below the public offering price. See
     Note 1 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
         The Company is a medical device company which has established three technology platforms; puncture closure (the Angio-Seal), biomaterials (collagen and resorbable polymers) and revascularization (the Aegis Vortex System) ("AVS"). The Company participates in the puncture closure market primarily through its relationship with its Strategic Alliance Partner, which generates royalty income, research and development funding and sales revenue through the manufacture of clinical devices and components for the Angio-Seal.

         The Company's operations are focused on the commercialization and continuing development of its proprietary principal product, the Angio-Seal Product Line, the continued expansion of its capabilities in biomaterials, and the development of its revascularization catheter system, the Aegis Vortex System. The Angio-Seal is a device for the sealing of arterial punctures created during diagnostic and therapeutic cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents.

         The Company is currently manufacturing collagen products for third parties for use as delivery systems for various applications including bone growth proteins, artificial skin for burn victims and drug delivery for products in various stages of clinical trials. As a result of its absorbable polymer capabilities, the Company has expanded into the orthopedic marketplace as an OEM supplier of specialized products.

         The Company's revascularization platform has been established to address a market opportunity in cardiology for the treatment of occluded saphenous vein bypass grafts and in-stent restenosis. The Company is developing a revascularization catheter system, the Aegis Vortex System, utilizing its patent platform and in-house expertise to address these life threatening medical conditions.

         In December 1997, American Home Products Corporation ("AHP" or "Strategic Alliance Partner") announced the sale of its subsidiary, Sherwood-Davis & Geck, the operating company responsible for the sales, marketing and manufacturing of the Angio-Seal device, to Tyco International, Ltd. ("Tyco"). Under the terms of the sale, all of the Company's agreements with AHP were transferred to Tyco's subsidiary, The Kendall Company ("Kendall"). Accordingly, Kendall replaced AHP as the Company's Strategic Alliance Partner in March 1998, upon finalization of the sale. The Company's relationship with its Strategic Alliance Partner has enabled it to obtain critical funding to research and develop the Angio-Seal, conduct clinical trials and gain regulatory approval in the U.S. and Europe. This relationship provides access for the Angio-Seal Product Line to the major worldwide markets.

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report.


RESULTS OF OPERATIONS
FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997
         Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues increased 43% to $11.3 million in the year ended June 30, 1998 ("fiscal 1998") from $7.9 million in the year ended June 30, 1997 ("fiscal 1997"). Net sales of products and research and development revenue both increased 28% from the prior year while royalty income increased 752%. The increase in net sales was mainly attributable to an increase in Angio-Seal components sold to the Company's Strategic Alliance Partner, as a result of increased demand in the U.S. and European markets, as well as the expansion of the Company's third-party business with other collagen and polymer customers. Approximately 178,000 Angio-Seal units were sold to end-users in fiscal year 1998 compared to 26,000 in fiscal 1997. The increase in royalty income represented Angio-Seal royalties from a full year of U.S. sales compared to nine months of sales in fiscal 1997, a significant increase in demand in the U.S. and European markets and an increase in total royalty per unit resulting from the Patent Acquisition Agreement (see
Note 5 of the Financial Statements). The increase in research and development revenue related to contract research and development, including clinical trials, from the Strategic
Alliance Partner for additional sizes of and product enhancements to the Angio-Seal Product Line. The $1.1 million milestone fee represented the final milestone under the License Agreement and was earned by the Company upon receipt of FDA approval in the first quarter of fiscal 1997.

         Cost of products sold increased 33% to $4.1 million in fiscal 1998 from $3.1 million in fiscal 1997. This increase reflected greater net sales of products offset by manufacturing inefficiencies realized in the start-up phase of production for the new sizes of the Angio-Seal, the 6F and 10F, and new biomaterials products during the fiscal year.

         Research and development expense, including regulatory and clinical expenses, increased 18% to $5.5 million in fiscal 1998 from $4.7 million in fiscal 1997. The Company expanded the development of additional Angio-Seal sizes and biomaterials products, including resorbable polymers and collagen, and increased clinical trial activity. In addition, the Company significantly expanded its development in revascularization technology as it targets commencement of clinical trials on the AVS in fiscal year 1999.

         Selling, general and administrative expense decreased 3%, or $61,000, in fiscal 1998 from fiscal 1997. This decrease was primarily due to a reduction in certain outside professional fees.

         Interest income decreased 14% to $540,000 in fiscal 1998 from $627,000 in fiscal 1997. The decrease was primarily attributable to cash equivalent and investment balances in the first quarter of fiscal 1997, which included funds used in the repayment of the Credit Agreement. Total cash and investment balances have remained relatively constant since that time. Interest expense decreased 22% to $150,000 for fiscal 1998 from $193,000 for fiscal 1997. This decrease is also a result of the repayment of the Credit Agreement in October 1996 offset by amounts drawn under the Company's line of credit during the current fiscal year and interest charges recorded in relation to the obligation under the Company's Patent Acquisition Agreement.

         During fiscal 1997, the Company received $1.3 million in final settlement for the business interruption portion of their insurance claim related to the roof collapse. Of this amount, $969,000 was recorded as other income.

         Other non-operating income decreased 47% from $8,000 in fiscal 1997 to $4,000 in fiscal 1998. Fiscal 1997 other non-operating income represented primarily a net gain on the sale of fixed assets while fiscal 1998 represented miscellaneous nonrecurring items.


FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996
         Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues increased 167% to $7.9 million in fiscal 1997 from $3.0 million in fiscal 1996. Net sales of products increased 178% while research and development revenue increased 80% and royalty income increased 363%. The increase in net sales was mainly attributable to increases in resorbable component and subassembly sales to the Company's Strategic Alliance Partner to support increased demand in the European market and the launch of the 8F Angio-Seal product in the U.S. following FDA approval in September 1996. The increase in research and development revenue related to contract research and development, including clinical trials, from the Strategic Alliance Partner for additional sizes of and product enhancements to the Angio-Seal. The $1.1 million milestone fee represented the final milestone under the License Agreement and was earned by the Company upon receipt of FDA approval in the first quarter of fiscal 1997. The increase in royalty income represented Angio-Seal royalties from a full year of European sales and the commencement of U.S. sales compared to only nine months of European sales in fiscal 1996.

         Cost of products sold increased 87% to $3.1 million in fiscal 1997 from $1.6 million in fiscal 1996. The fiscal 1997 cost of products sold represented a 16% gross profit margin, a change in trend from a 24% negative gross profit margin in fiscal 1996. This favorable trend resulted from manufacturing efficiencies realized as production levels increased.

         Research and development expense increased 31% to $4.7 million in fiscal 1997 from $3.6 million in fiscal 1996. The Company expanded the development of additional Angio-Seal sizes and biomaterials products, including resorbable polymers and collagen, increased clinical trial activity and continued development of its revascularization technology. Six additional research and development employees were hired in fiscal 1997 as part of the increased activity. Accordingly, research and development expenses as well as related personnel costs increased in fiscal 1997.

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

         Interest income increased 30% to $627,000 in fiscal 1997 from $483,000 in fiscal 1996. The increase represented the interest earned on the cash equivalent and investment balances remaining from the IPO which were held for an entire year in fiscal 1997 compared to only six months in fiscal 1996. Interest expense decreased 80% to $193,000 for fiscal 1997 from $956,000 for fiscal 1996. This decrease is a result of the repayment of the Credit Agreement with the Company's Strategic Alliance Partner upon receipt of FDA approval of the Angio-Seal in September 1996. The remaining interest expense represented interest on a $100,000 bank line of credit entered into in October 1996 and increased to $500,000 in February 1997.

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

         The Company generated cash from operations of $6,000 during fiscal 1998 compared to the cash flow from operations in fiscal 1997 of $2.9 million. This change is primarily due to the $3.0 million royalty advance received under the License Agreement upon receipt of FDA approval of the Angio-Seal in fiscal 1997. This royalty advance was reduced throughout fiscal 1998 as the Company exceeded minimum royalty stipulations under the Licensing Agreement. In addition, the Company had income from operations of $343,000 in fiscal 1998 compared to a loss from operations in fiscal 1997 of $262,000.

         Capital expenditures were $1.8 million in fiscal 1998 which represented primarily leasehold improvements and machinery and equipment related to the continued expansion of the Company's manufacturing capabilities principally related to its collagen and polymer product lines. Capital expenditures were funded essentially through the Company's line of credit under which the Company borrowed $1.5 million in fiscal 1998.

         The Company's cash, cash equivalents and short-term investments were $7.8 million at June 30, 1998. In addition, the Company has pledged $1.9 million in investments (not included in the $7.8 million) as collateral to secure bank loans made to certain employees for the payment of taxes incurred by such employees as a result of their receipt of common stock at the time of the IPO. In exchange for the Company's pledging this collateral, the employees have pledged their common stock as collateral to the Company.

         In October 1996, the Company paid $6.5 million in full settlement of the Credit Agreement with its Strategic Alliance Partner. Also, during fiscal 1997, the Company received $500,000 under a bank line of credit. At June 30, 1997 the $500,000 remained outstanding accruing interest, payable monthly, at the prime rate (8.5% at June 30, 1997). The line of credit was increased from a $500,000 facility to a $2.0 million facility in September 1997 and converts to a term loan payable in 60 equal installments beginning August 1, 1998.

         In November 1997, the Company acquired patents under a Patent Acquisition Agreement in exchange for 200,000 shares of common stock and a series of eight quarterly cash payments, beginning on March 31, 1998, totaling $1.2 million. The patents have been recorded on the balance sheet at the value of the shares on the date of the agreement plus the present value of the $1.2 million cash and any legal and other related costs incurred to acquire such patents. The present value of the cash payments ($1.1 million) was recorded between short and long-term liabilities at December 31, 1997 and reduced to $879,000 upon payment of the second installment on June 30, 1998.

         The Company plans to continue to expend substantial resources in funding clinical trials to gain regulatory approvals and make additional marketing claims as well as to expand research and development activities for the Angio-Seal, revascularization technology and biomaterials products.

         The Company believes cash generated from operations as well as funds available under financing arrangements with its bank will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

YEAR 2000 COMPLIANCE
         The Company began work on the computer Year 2000 issue in fiscal year 1998 and expects to complete its efforts by the end of fiscal year 1999. Software applications, hardware and related technologies have been, or are in the process of being, upgraded or replaced to ensure that all systems are Year 2000 compliant. Replacing hardware or software in this fashion is considered a normal cost of doing business and is being expensed or capitalized as appropriate. The Company is also working with its significant suppliers and customers to address any impact of their Year 2000 issues on the Company. The Company does not warrant, however, that these companies' year 2000 compliance activities will be completely successful. Management does not anticipate that the costs of year 2000 compliance will have a material effect on the Company's results of operations, cash flows, or financial position.

         The Company anticipates that its results of operations will fluctuate for the foreseeable future due to a number of factors. Such factors include the Company's Strategic Alliance Partner's performance in the marketing, manufacturing and distribution of the Angio-Seal Product Line, the timing of future regulatory approvals in the United States and in countries outside of Europe including Japan, the results of ongoing and planned clinical trials for the Angio-Seal and other products, the acceptance of the Company's products in the marketplace and competitive products generally and in particular those designed for the sealing of arterial site punctures.

         Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for fiscal 1999 and beyond to differ materially from those in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, the time, effort and priority level that the Company's Strategic Alliance Partner and its successors attach to the Angio-Seal and the Strategic Alliance Partner's ability to successfully market and manufacture the Angio-Seal, the Company's ability to manufacture Angio-Seal components, the results of ongoing clinical trials and timing of additional regulatory approvals, announcements of technological innovations or the introduction of new products by the Company or its competitors, competition by rival developers of puncture closure devices, general business conditions in the healthcare industry and general economic conditions. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the common stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated by reference from the "Election of Directors", "Executive Officers", and "Compliance with Section 16(a) of the Exchange Act" sections of the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Stockholders scheduled to be held on December 2, 1998 (the "1998 Proxy Statement"), which will be filed with the Securities and Exchange Commission on or before October 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         Information in response to this item is incorporated by reference to the 1998 Proxy Statement captioned "Executive Compensation and Certain Transactions".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Shareholders" and "Security Ownership of Management" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the 1998 Proxy Statement.
                                     *****

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a) 1. FINANCIAL STATEMENTS

The following financial statements of the Company and Report of Deloitte & Touche LLP, Independent Auditors are included in this report:

         Independent Auditors' Report

         Consolidated Balance Sheets as of June 30, 1998 and 1997

         Consolidated Statements of Operations for the Years Ended June 30, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Shareholders of Kensey Nash Corporation:

         We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kensey Nash Corporation as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.



         DELOITTE & TOUCHE LLP
         Philadelphia, Pennsylvania

         August 3, 1998

KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                               JUNE 30,           JUNE 30,
ASSETS                                                                                           1998               1997
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $ 1,407,684        $   868,180
  Short-term investments                                                                       6,368,866          6,482,624
  Trade receivables (Note 12)                                                                  1,369,960          1,252,110
  Royalties receivable (Note 2 and 12)                                                           645,784            165,022
  Other receivables (including approximately $59,000 and $30,000 at
       June 30, 1998 and 1997, respectively, due from employees)                                 225,424            266,646
  Inventory (Note 1)                                                                           1,027,326            735,922
  Prepaid expenses and other                                                                     200,169            295,232
                                                                                             -----------        -----------
         Total current assets                                                                 11,245,213         10,065,736
                                                                                             -----------        -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST (Note 1):
  Leasehold improvements                                                                       4,006,066          3,207,005
  Machinery, furniture and equipment                                                           3,599,827          2,719,543
  Construction in progress                                                                       191,154             57,614
                                                                                             -----------        -----------
         Total property, plant and equipment                                                   7,797,047          5,984,162
  Accumulated depreciation                                                                    (2,843,785)        (1,978,405)
                                                                                             -----------        -----------
         Net property, plant and equipment                                                     4,953,262          4,005,757
                                                                                             -----------        -----------
OTHER ASSETS:
  Restricted investments (Note 9)                                                              1,914,418          2,419,965
  Property under capital leases, net (Note 4)                                                     61,181            101,974
  Acquired patents, net of accumulated amortization of $127,291
       at June 30, 1998 (Note 5)                                                               3,865,118
                                                                                             -----------        -----------
      Total other assets                                                                       5,840,717          2,521,939
                                                                                             -----------        -----------
TOTAL                                                                                        $22,039,192        $16,593,432
                                                                                             ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                           $   639,605        $   522,311
  Accrued expenses                                                                               551,573            323,850
  Current portion of line of credit, obligation under patent acquisition agreement
        and capital lease obligations (Notes 4, 5 and 6)                                         577,891             42,702
  Deferred revenue                                                                                53,120              5,000
                                                                                             -----------        -----------
         Total current liabilities                                                             1,822,189            893,863
                                                                                             -----------        -----------
DEFERRED REVENUE - ROYALTIES (Note 2)                                                          1,979,580          3,000,000

LINE OF CREDIT, OBLIGATION UNDER PATENT ACQUISITION AGREEMENT
    AND OBLIGATION UNDER CAPITAL LEASES, long-term portion (Notes 4, 5, and 6)                 2,373,960            572,623
                                                                                             -----------        -----------
         Total liabilities                                                                     6,175,729          4,466,486
                                                                                             -----------        -----------
COMMITMENTS AND CONTINGENCIES (Notes  2, 4, 9, 13 and 15)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at June 30, 1998 and 1997 (Note 14)
  Common stock, $.001 par value, 25,000,000 shares authorized,
       7,459,272 and 4,000,000 shares issued and outstanding at
       June 30, 1998 and 1997,  respectively (Notes 1, 13 and 15)                                  7,459              7,198
  Capital in excess of par value (Notes 1, 3 and 13)                                          37,597,381         34,203,807
  Accumulated deficit                                                                        (21,741,377)       (22,084,059)
                                                                                             -----------        -----------
      Total stockholders' equity                                                              15,863,463         12,126,946
                                                                                             -----------        -----------
TOTAL                                                                                        $22,039,192        $16,593,432
                                                                                             ===========        ===========


See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended June 30,
                                                                      ---------------------------------------------------
                                                                            1998               1997                1996
REVENUES (Notes 1, 2 and 12):
  Net sales                                                           $4,668,913.00      $3,661,323.00      $ 1,315,097.00
  Research and development                                             3,641,492.00       2,842,433.00        1,575,405.00
  Milestone fees                                                                          1,050,000.00                 -
  Royalty income                                                       3,008,327.00         353,239.00           76,303.00
                                                                     --------------      -------------      --------------
           Total revenues                                             11,318,732.00       7,906,995.00        2,966,805.00
                                                                     --------------      -------------      --------------
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                                4,083,543.00       3,062,670.00        1,636,902.00
  Research and development                                             5,524,501.00       4,695,323.00        3,580,713.00
  Selling, general and administrative
       (Notes 3 and 11)                                                1,762,011.00       1,822,986.00        2,132,151.00
  Deferred compensation, officers and directors
       (Notes 3 and 13)                                                                                       1,493,576.00
  Product return (Note 10)                                                      -                  -            573,961.00
                                                                     --------------      -------------      --------------
           Total operating costs and expenses                         11,370,055.00       9,580,979.00        9,417,303.00
                                                                     --------------      -------------      --------------
LOSS FROM OPERATIONS                                                     (51,323.00)     (1,673,984.00)      (6,450,498.00)

OTHER INCOME (EXPENSE):
  Interest income                                                        539,577.00         627,184.00          482,935.00
  Interest expense                                                      (149,977.00)       (192,812.00)        (956,416.00)
  Insurance settlement (Note 11)                                                            968,761.00          945,990.00
  Other                                                                    4,405.00           8,375.00           62,416.00
                                                                     --------------      -------------      --------------
           Total other income - net                                      394,005.00       1,411,508.00          534,925.00
                                                                      -------------       ------------       -------------

INCOME (LOSS) BEFORE INCOME TAXES                                           342,682           (262,476)         (5,915,573)

PROVISION FOR INCOME TAXES                                                        -                  -                   -
                                                                      -------------       ------------       -------------
NET INCOME (LOSS)                                                     $  342,682.00      $ (262,476.00)     $(5,915,573.00)
                                                                     ==============      =============      ==============
INCOME (LOSS)  PER COMMON SHARE
  and INCOME (LOSS) PER COMMON SHARE -
  assuming dilution (Notes 1 and 16)                                  $        0.05      $       (0.04)     $        (1.00)
                                                                      =============      =============      ==============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING (Note 1)                                          7,551,596.00       7,181,959.00        5,927,342.00
                                                                      =============      =============      ==============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                   CAPITAL
                                         COMMON STOCK             IN EXCESS                            NOTES
                                    -----------------------        OF PAR          ACCUMULATED      RECEIVABLE -
                                     SHARES        AMOUNT           VALUE            DEFICIT           OTHER             TOTAL
BALANCE, JUNE 30, 1995            4,000,000.00    $4,000.00   $     4,000.00    $(15,906,010.00)  $(197,296.00)   $ (16,095,306.00)

   Stock issued upon initial
        public offering
        (Note 1)                  2,700,000.00     2,700.00    28,891,300.00                                         28,894,000.00
                                                                                                                               -
   Net loss                                                                       (5,915,573.00)                     (5,915,573.00)
                                                                                                                               -
   Stock awards to consultants
       (Notes 1 and 13)              16,667.00        17.00       199,983.00                                            200,000.00
                                                                                                                               -
   Issuance of stock to
       employees                    423,493.00       423.00     4,596,549.00                                          4,596,972.00
                                                                                                                               -
   Repayment of officer
       borrowings (Note 3)                                        (68,460.00)                       197,296.00          128,836.00
                                                                                                                               -
   Officers' bonus reversal         (17,000.00)      (17.00)     (208,123.00)                                          (208,140.00)
                                                                                                                               -
   Prior officers' stock
       appreciation rights
       (Notes 1 and 13)              33,333.00        33.00       399,967.00                -               -           400,000.00
                                  ------------   ----------   --------------    ---------------    ------------    ---------------
BALANCE, JUNE 30, 1996            7,156,493.00     7,156.00    33,815,216.00     (21,821,583.00)            -        12,000,789.00
                                                                                                                               -
   Exercise of stock options
       (Note 15)                     41,758.00        42.00       388,591.00                                            388,633.00

   Net loss                                -            -                -          (262,476.00)            -          (262,476.00)
                                  ------------   ----------   --------------    ---------------    ------------    ---------------
BALANCE, JUNE 30, 1997            7,198,251.00     7,198.00    34,203,807.00     (22,084,059.00)            -        12,126,946.00

   Exercise of stock options
       (Note 15)                     61,021.00        61.00       556,174.00                                            556,235.00

   Shares issued under Patent
       Acquisition Agreement
       (Note 5)                     200,000.00       200.00     2,837,400.00                                          2,837,600.00

   Net income                              -            -                -           342,682.00             -           342,682.00
                                  ------------   ----------   --------------    ---------------    ------------    ---------------

BALANCE, JUNE 30, 1998            7,459,272.00    $7,459.00   $37,597,381.00    $(21,741,377.00)   $        -      $ 15,863,463.00
                                  ============   ==========   ==============    ===============    ============    ===============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                YEAR ENDED JUNE 30,
                                                                                ----------------------------------------------------
                                                                                      1998              1997              1996
OPERATING ACTIVITIES:
  Net income (loss )                                                            $   342,682.00    $  (262,476.00)   $(5,915,573.00)
  Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
       Depreciation and amortization                                              1,043,890.00        725,944.00        500,453.00
       (Gain) loss on sale of property, plant and equipment                                            (7,036.00)         7,219.00
       Deferred compensation                                                                                          1,728,110.00
       Interest expense not requiring cash                                                                              622,852.00
  Changes in assets and liabilities which (used) provided cash:
       Accounts receivable                                                         (557,390.00)       248,535.00     (1,769,320.00)
       Prepaid expenses and other current assets                                     95,063.00        (35,326.00)      (184,156.00)
       Inventory                                                                   (291,404.00)      (323,079.00)        23,212.00
       Accounts payable and accrued expenses                                        345,017.00       (394,089.00)      (113,765.00)
       Deferred revenue                                                            (972,300.00)     2,985,000.00               -
                                                                                --------------     -------------     -------------
        Net cash provided by (used in) operating activities                           5,558.00      2,937,473.00     (5,100,968.00)
                                                                                --------------     -------------     -------------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                     (1,823,311.00)    (2,320,877.00)    (1,728,093.00)
  Proceeds from sale of property, plant and equipment                                                  20,057.00
  Patent acquisition costs capitalized                                              (69,539.00)
  Sale of investments                                                            10,709,918.00     11,476,618.00
  Purchase of investments                                                       (10,090,613.00)   (10,277,424.00)   (10,101,783.00)
                                                                                --------------     -------------     -------------
        Net cash used in investing activities                                    (1,273,545.00)    (1,101,626.00)   (11,829,876.00)
                                                                                --------------     -------------     -------------
FINANCING ACTIVITIES:
  Principal payments under capital leases                                           (42,702.00)       (49,183.00)       (37,462.00)
  Proceeds from notes payable and line of credit                                  1,500,000.00        500,000.00      1,037,327.00
  Repayments of long-term debt and Patent Acquisition Obligation                   (206,042.00)    (6,356,824.00)    (6,769,454.00)
  Net advance repayments                                                                                             (1,849,022.00)
  Proceeds from initial public offering                                                                              29,091,296.00
  Exercise of stock options                                                         556,235.00        388,633.00               -
                                                                                --------------     -------------     -------------
        Net cash provided by (used in) financing activities                       1,807,491.00     (5,517,374.00)    21,472,685.00
                                                                                --------------     -------------     -------------
INCREASE (DECREASE) IN CASH                                                         539,504.00     (3,681,527.00)     4,541,841.00

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        868,180.00      4,549,707.00          7,866.00
                                                                                --------------     -------------     -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $ 1,407,684.00    $   868,180.00    $ 4,549,707.00
                                                                               ===============    ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                        $   139,411.00    $ 1,549,635.00    $   321,639.00
                                                                               ===============    ==============    ==============
  Cash paid for income taxes                                                    $          -      $          -      $          -
                                                                               ===============    ==============    ==============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

  Capital lease obligations of $39,353 and $17,420 were incurred during the years ended June 30, 1997 and 1996, respectively, when the Company entered into new equipment leases (see Note 4).

  During the year ended June 30, 1998, the Company issued 200,000 shares of common stock in conjunction with the Patent Acquisition Agreement and incurred a related obligation in the amount of $1,085,270 (see Note 5).


See notes to consolidated financial statements.

KENSEY NASH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS - Kensey Nash Corporation (the "Company") designs, develops and manufactures, both individually and in conjunction with third parties, medical devices for use primarily in the cardiovascular and orthopedic markets. The Company's primary product, the Angio-Seal, is an absorbable medical device for the sealing of arterial punctures created during cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company was incorporated in Delaware on August 6, 1984.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximated fair value as of June 30, 1998 and 1997. The fair value of short-term investments is based on quoted market prices.

      INVESTMENTS - Investments at June 30, 1998 consist of short-term Certificates of Deposit, Government Bonds and U.S. Treasury Bills. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its entire investment portfolio as available-for-sale securities, except for those pledged as collateral which are included as restricted investments (see Note 9). Available-for-sale securities are reported at fair value with unrealized gains and losses included in stockholders' equity (at June 30, 1998, amortized cost approximates fair value). Realized gains and losses are included in interest income.

      INVENTORY - Inventory is stated at the lower of cost (determined by the average cost method which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                                      June 30,
                                              -------------------------
                                                  1998         1997
             Raw materials                    $  971,357     $  649,262
             Work in process                      55,969         86,660
                                              ----------     ----------
             Total                            $1,027,326     $  735,922
                                              ==========     ==========

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

      IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted expected future cash flows to be generated by the related asset are less than the carrying value of the asset, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company borrows.

      PATENTS - The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company's inability to measure the recoverability of these costs when incurred. The cost of acquired patents is being amortized over the remaining period of economic benefit, ranging from 15 to 16 years at June 30, 1998.

      REVENUE RECOGNITION - Revenue under research and development contracts is recognized as the related costs are incurred; licensing fees and milestone payments under the Strategic Alliance Agreements (see Note 2) are recognized when the earnings process is complete; and revenue for sales is recognized when the related product is shipped.

      EXPORT SALES - Export sales from the Company's U.S. operations to unaffiliated customers in Europe totaled $72,035, $1,637,583 and $867,542 for the years ended June 30, 1998, 1997 and 1996, respectively.

      INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. (See Note 8).

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

      EARNINGS PER SHARE - Effective for 1998, earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share which requires the Company to report both basic and diluted earnings per share ("EPS"). Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive. All previously disclosed earnings per share data have been recalculated to reflect the provisions of SFAS No. 128 (see Note 16).

      For the year ended June 30, 1996, the weighted average common shares outstanding has been increased by 446,437 shares, which is the number of common stock equivalents issued within one year of the IPO with exercise prices below the IPO price.

      STOCK-BASED COMPENSATION - Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options at the fair market value at the date of grant (see Note 15).

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and classifying components of comprehensive income in the financial statements. In June 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for providing disclosures related to products and services, geographic area and major customers. The Company will adopt these statements in its fiscal year 1999 financial statements as required. Implementation of these standards is not expected to have a material effect on the Company's financial statements, but may require additional financial statement disclosures.

       PRESENTATION - Certain items in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the presentation in the 1998 consolidated financial statements.

2.    STRATEGIC ALLIANCE AGREEMENTS

      The Company had entered into a strategic alliance with American Home Products ("AHP" or "Strategic Alliance Partner") which incorporated United States and foreign license agreements (together, the "License Agreements"), a research and development agreement, a collagen supply agreement and a credit agreement (see Note 6) (collectively, the "Strategic Alliance Agreements"). In December 1997, AHP announced the sale of its subsidiary Sherwood, Davis & Geck ("SD&G"), the operating company responsible for sales, marketing and manufacturing of the Angio-Seal device, to Tyco International Ltd. ("Tyco"). Under the terms of the sale, the Company's Strategic Alliance Agreements with AHP were transferred to Tyco's subsidiary, The Kendall Company ("Kendall"). Accordingly, Kendall replaced AHP as the Company's Strategic Alliance Partner in March 1998, upon finalization of the sale.

      THE LICENSE AGREEMENTS - On September 4, 1991, the Company entered into the License Agreements with its Strategic Alliance Partner to develop the Angio-Seal. Under the provisions of these agreements, both parties are responsible for the further development of the product and the Strategic Alliance Partner has exclusive rights to manufacture and market all current and future sizes of the Angio-Seal worldwide.

      Under the License Agreements, the Company receives royalty payments based upon a percentage of the revenues generated from the sale of the Angio-Seal. The License Agreements also provide for certain minimum royalty payments ("Minimum Royalty") during the first five years after receiving U.S. Food and Drug Administration ("FDA") approval.

      The Company has received "licensing and milestone fees," totaling $11.0 million, as set forth in the License Agreements. The final milestone payment of $1.05 million was received upon the pre-market approval by the FDA to produce and market the Angio-Seal in the United States on September 30, 1996. In addition, a $3.0 million advance was received on future royalties, which, as stipulated in the License Agreements, will be reduced in each royalty year (the period beginning on October 1st and ending on September 30th) by 50% of royalties earned in excess of the Minimum Royalty in that year. The remainder of royalties earned will be received as cash proceeds by the Company. At June 30, 1998, the Company had exceeded the first and second royalty year (periods ended September 30, 1997 and September 30, 1998) Minimum Royalties by $352,310 and $1,688,530, respectively. The deferred revenue balance has been reduced by 50% of such total excess, to $1,979,580. As the Company cannot reasonably estimate the excess, if any, of future royalty payments over the Minimum Royalty in each year, the entire balance has been classified as long-term at June 30, 1998.

      AHP also provided the Company with operating advances which were repaid with the proceeds of the IPO in the year ended June 30, 1996.

      THE RESEARCH AND DEVELOPMENT AGREEMENT - The Company and its Strategic Alliance Partner have an agreement whereby such partner funds certain ongoing research and development costs incurred by the Company. The Company contributes one-third of such research and development costs while the Strategic Alliance Partner contributes the remaining two-thirds. Prior to the IPO, the Strategic Alliance Partner funded the Company's portion of such costs. Such amounts were repaid with proceeds from the IPO and the Company has taken no further advances from such partner.

      THE COLLAGEN SUPPLY AGREEMENT - Pursuant to an agreement with the Strategic Alliance Partner, the Company manufactures collagen to be used in the Angio-Seal. The agreement contains a minimum purchase requirement from the Company for five years beginning May 31, 1995.

3.    RELATED PARTY TRANSACTIONS

      The Company earned interest income of $9,322 for the fiscal year ended June 30, 1996 on certain notes receivable from a former officer of the Company which was repaid at the date of the IPO. Such amount had been classified as a component of stockholders' equity as it was collateralized primarily by common stock and common stock equivalents.

      For the fiscal year ended June 30, 1996, the Company incurred $785,524 (of which $496,580 was offset against proceeds of the IPO) in legal fees with a law firm which serves as the Company's general counsel for all corporate legal affairs. Certain current and former partners of such firm had interests in an investment partnership that owned 50,000 shares of the outstanding Common Stock of the Company. The shares were sold during the fiscal year ended June 30, 1997.

      See Note 13 for a discussion of related party transactions with certain former officers and transactions related to employee stock rights issued to current and former officers and an outside director.

4.    LEASES

      At June 30, 1998, future minimum annual rental commitments under non-cancelable lease obligations are as follows:

                                              CAPITAL        OPERATING
                                               LEASES          LEASES
                                             ----------------------------
      YEAR ENDING JUNE 30:
      1999                                   $  45,262      $  329,838
      2000                                      25,078         356,244
      2001                                      11,055         360,844
      2002                                       1,950         367,285
      2003                                                     154,953
                                             ---------      ----------
          Total minimum lease payments          83,342      $1,569,164
                                             =========      ==========
      Amount representing interest
      (at rates ranging from 7.25%
       to 10.25%)                              (10,722)
                                             ---------
      Present value of net minimum
       lease payments                           72,623

      Current portion                          (37,814)
                                             ---------
      Long-term portion                      $  34,809
                                             =========

        Capital leases are for various types of equipment, as follows:

                                                          June 30,
                                                 ------------------------
                CLASSES OF PROPERTY                  1998          1997
                Office equipment                $  38,280       $  38,280
                Computer equipment                  9,600          60,264
                Other equipment                   118,980         118,980
                Accumulated amortization         (105,679)       (115,550)
                                                ---------       ---------
                Total                           $  61,181       $ 101,974
                                                =========       =========

      Such assets are amortized over periods ranging from three to five years, which represent the lesser of the term of the lease or useful life of the asset.

      The majority of rent expense is for the Company's facility in Exton, Pennsylvania. The Company also has various office and manufacturing equipment operating leases. Rent expense for the fiscal years ended June 30, 1998, 1997 and 1996 was approximately $326,000, $275,000 and $279,000, respectively.

5.    PATENT ACQUISITION AGREEMENT

      On November 10, 1997, the Company entered into an agreement (the "Patent Acquisition Agreement") to acquire a portfolio of puncture closure patents and patent applications as well as the rights of the seller under a pre-existing licensing agreement. As a result of the Patent Acquisition Agreement, effective January 1, 1998, the Company is entitled to earn royalty fees, formerly paid to the sellers, for each Angio-Seal device sold. These royalties are in addition to the royalties already earned by the Company under its own License Agreement with its Strategic Alliance Partner.

      Under the terms of the Patent Acquisition Agreement, the Company issued 200,000 shares of common stock and will make cash payments totaling $1.2 million for the transfer of ownership of the patents. The cash portion is payable in eight quarterly installments (four $125,000 payments followed by four $175,000 payments), beginning on March 31, 1998. Accordingly, the present value of the cash payments (discounted based upon the Company's available borrowing rate of 8.5%) was recorded as a liability on the Company's financial statements, with a remaining balance of $879,228 at June 30, 1998 (see Note 6). The acquired patents are valued at the share price on the date of the Patent Acquisition Agreement plus the present value of the cash payments and the legal and related costs incurred to acquire the patents.

6.    DEBT

      LINE OF CREDIT - In August 1997, the Company increased its $500,000 revolving credit and term loan agreement (the "Revolver") to $2.0 million. The Revolver bears interest at the prime rate (8.5% at June 30, 1998) and calls for interest only payments until August 1, 1998 at which time it converts to a term loan due in 60 monthly installments of principal and interest. The Revolver is collateralized by a first security interest in the equipment purchased with the proceeds, as well as certain other large equipment of the Company. At June 30, 1998, the Company had borrowed $2.0 million under the Revolver. Subsequent to year end, the Company refinanced $925,000 of the outstanding balance under the Revolver with a $5.0 million financing agreement with a bank (the "Bond Agreement") (see Note 18). The term date on the remaining $1,075,000 under the Revolver was extended to August 1, 1999 and the interest rate modified to 8.0%. Accordingly, all amounts due under the Revolver have been classified as long-term at June 30, 1998.

      THE CREDIT AGREEMENT - The Company had a $5 million Credit Agreement with its Strategic Alliance Partner. The outstanding balance of $6,517,348, including interest of $1,517,348, was repaid in October 1996 following receipt of FDA approval on September 30, 1996.

      Amounts outstanding under the Company's Revolver and Patent Acquisition Agreement are shown in the following table.

                                                JUNE 30,
                                        ------------------------
                                          1998            1997
    Patent Acquisition Agreement        $  879,228
    Revolver                             2,000,000      $500,000
                                        ----------      --------
    Total                                2,879,228       500,000
    Current portion                       (540,077)
                                        ----------      --------
    Long-term                           $2,339,151      $500,000
                                        ==========      ========

      The annual debt maturities are approximately $540,077, $536,234, $353,750, $400,000 and $400,000 for the years 1999 through 2003, respectively.

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

      For 1998 the Company has not provided for current income taxes due to the utilization of NOLs for tax purposes The difference between the Company's income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:

                                                                       1998            1997           1996

Net income (loss) before income taxes                               $   342,682     $  (262,476)   $ (5,915,573)
                                                                   ============    ============   =============
Tax provision at U.S. statutory rate                                   123,121         (94,491)     (2,129,606)
State income tax provision, net of federal benefit                      17,066         (13,098)       (295,187)
Reconciliation to actual tax rate:
   Non-deductible meals and entertainment                               13,328           9,158
   Timing differences                                                  (80,880)       (158,174)
   Utilization of net operating loss carryforwards                     (72,635)
   Creation of net operating loss carryforwards                                        256,605       2,424,793
                                                                   -------------   ------------   -------------
                                                                   $               $              $
                                                                   =============   ============   =============

      Significant component of the Company's deferred taxes are as follows:

                                                                                 JUNE 30,
                                                                       ---------------------------
                                                                           1998           1997
    Accrual for:
     Vacation                                                          $  102,958      $  120,403
     Bonuses                                                                               75,000
    Basis difference - patents                                            381,627         479,264
    Basis difference - fixed assets                                       (50,520)         99,741
    Prepaid insurance                                                     (46,884)        (97,009)
    Inventory                                                             170,870
    Other                                                                   7,491          10,000
                                                                       ----------      ----------
                                                                          565,542         687,399
    Effective tax rate                                                      40.59%          40.59%
                                                                       ----------      ----------
    Deferred tax asset                                                    229,553         279,015
    NOL carryforwards (expiring
    between 1998 and 2012)                                              6,322,911       6,315,906
                                                                       ----------      ----------
                                                                        6,552,464       6,594,921
                                                                       (6,552,464)     (6,594,921)
                                                                       ----------      ----------
    Less valuation allowance                                           $        0      $        0
                                                                       ==========      ==========

      The Company's entire deferred tax asset is offset by a valuation allowance due to the uncertainty surrounding future earnings. At June 30, 1998, the Company had NOL carryforwards for federal and state tax purposes totaling $18.0 and $2.8 million, respectively. A portion of the NOL may be subject to various statutory limitations as to its usage.

9.    COMMITMENTS AND CONTINGENCIES

      The Company has pledged $1,914,418 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred as the result of the receipt of Common Stock in settlement of the Employee Stock Rights (see Note 13). In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $1,818,697 at June 30, 1998.

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

11.   INSURANCE SETTLEMENT

      On January 8, 1996, the Company's facility sustained significant damage from a roof collapse resulting from a major snowstorm. The production of the Company's products was halted until the destroyed facilities could be reconstructed. Construction was completed in late March 1996 and production resumed at such time.

      The Company maintains both property damage and business interruption insurance. The Company recovered $1,186,619 (net of a $1,000 deductible) as final settlement for property damage in fiscal year 1996. Of the settlement amount, $240,629 represented reimbursable losses and expenses of the Company related to the facility damage. This amount and the remaining $945,990 are presented net in the selling, general and administrative ("S,G&A") expenses and as a separate component of other income, respectively, in the consolidated statement of operations for the year ended June 30, 1996.

      The Company also recovered $1,309,882 (net of a $1,000 deductible) as final settlement for business interruption in December 1996. Of this amount, $287,742 in continuing fixed payroll costs and related benefits incurred during the reconstruction period were offset against the related cost of products sold, SG&A expense and research and development expense in the consolidated statements of operations for the year ended June 30, 1996 ($199,642, $29,073 and $59,027, respectively). The remaining $968,761
      (net of adjuster fees) has been recorded as a component of other income as a separate line item on the consolidated statement of operations for the year ended June 30, 1997.

12.   CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments with high quality financial institutions and has established guidelines relative to diversification and maturities that maintain safety and high liquidity. With respect to trade and royalty receivables, such receivables are primarily with the Company's Strategic Alliance Partner (89% and 100% of trade and royalty receivables, respectively, at June 30, 1998) (see Note
      2). The Company performs ongoing credit evaluations on the remainder of its customers' financial conditions but does not require collateral to support customer receivables. For the years ended June 30, 1998, 1997 and 1996, revenues from the Strategic Alliance Partner represented the following percentages of total revenues of the Company:

                                              PERCENTAGE OF TOTAL REVENUE
                                              FOR THE YEAR ENDED JUNE 30,
                                           ----------------------------------
                                              1998        1997        1996
         Sales                                86%         91%         81%
         R&D Revenue (see Note 2)             96%         98%         99%
         Milestone Fees (see Note 2)                     100%
         Royalty Income (see Note 2)         100%        100%        100%

13.   CERTAIN COMPENSATION AND EMPLOYMENT AGREEMENTS

      EMPLOYMENT AGREEMENTS WITH CERTAIN OFFICERS - The Company has entered into employment agreements with certain of its officers which provide for aggregate annual base salaries of $730,000 through June 1999.

      EMPLOYEE STOCK RIGHTS - The Company had certain Stock Appreciation Plans, Phantom Stock Plans and Stock Award Obligations (together the "Employee Stock Rights") which were settled in full and the related plans canceled upon completion of the IPO.

      Under the Stock Appreciation Plans, 100,000 units, each equivalent to one share of common stock at a value of $8.00, had been awarded in the fiscal year ended June 1995 to former officers of the Company without cost. Upon closing of the IPO, the benefit paid to participants was 33,333 shares of common stock (equivalent to the excess of the offering price of $12 per share over the unit value of $8.00 per share). Related compensation expense of $400,000 was recorded for the year ended June 30, 1996.

      Under the Phantom Stock Plans, 439,478 units, each equivalent to one share of common stock, had been awarded to employees of the Company (including 305,000 to current and former officers and directors). At the IPO, compensation expense of $2,082,518 related to these shares was recorded (of which $1,493,576 related to officers and directors.)

      Expense related to the issuance of previously granted stock awards to certain consultants of the Company (valued at $200,000), was recorded as a component of S,G&A expense for the year ended June 30, 1996.

14.   PREFERRED STOCK

      The Company has an authorized class of undesignated Preferred Stock consisting of 100,000 shares with a $.001 par value. The Board of Directors may authorize the issuance of Preferred Stock which ranks senior to the common stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock. At June 30, 1998 and 1997, no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock.

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

      The Compensation Committee of the Board of Directors oversees the Committee and may grant nonqualified stock options, incentive stock options or a combination thereof to the participants. The Employee Plan provides for a total of 1.2 million shares available for option grants. Options granted will provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than fair market value on the date of grant. As of June 30, 1998, awards consist solely of stock options as summarized in the table below.

      During 1995, the Company adopted the Nonemployee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan grants nonqualified stock options for the purchase of Common Stock to directors who are not employees. The Directors' Plan provides for a total number of 60,000 shares available for option grants.

      The Directors' Plan provides for (i) the grant of an option to purchase 5,000 shares of Common Stock to each participant on the Directors' Plan's effective date and (ii) a grant of an option to purchase 5,000 shares of Common Stock on the date of each regular annual stockholder meeting after the effective date to each participant upon such date and either is continuing as a nonemployee director subsequent to the meeting or who is elected at such meeting to serve as a nonemployee director. Options granted under the Directors' Plan must provide for the purchase of Common Stock at fair market value on the date of grant.

      Under both plans, the options are exercisable over a maximum term of ten years from the date of grant and vest over periods of zero to four years based on the grant date.

      A summary of the stock option activity under both plans for the years ended June 30, 1998, 1997 and 1996, is as follows:

                                                          EMPLOYEE PLAN           DIRECTORS' PLAN
                                                      ----------------------- -------------------------
                                                                    WEIGHTED                  WEIGHTED
                                                                     AVERAGE                   AVERAGE
                                                                    EXERCISE                  EXERCISE
                                                       SHARES         PRICE       SHARES        PRICE
                                                      ----------------------- -------------------------
Balance at June 30, 1995                              636,000         8.58

Granted                                               167,600        13.71       15,000        $12.00
                                                      -------                 ---------
Balance at June 30, 1996                              803,600         9.66       15,000         12.00

Granted                                                 2,000        14.88        7,500         14.88
Cancelled                                             (11,349)       12.53
Exercised                                             (41,758)        9.31          -
                                                      -------                 ---------
Balance at June 30, 1997                              752,493         9.64       22,500         12.96

Granted                                               201,100        11.69       15,000         16.25
Cancelled                                             (13,030)       11.84
Exercised                                             (61,021)        9.12          -
                                                      -------                 ---------
Balance at June 30, 1998                              879,542        10.12       37,500         14.28
                                                      =======                 =========
Exercisable portion                                   562,579         9.47       17,502         12.41
                                                      =======                 =========
Available for future grant                            217,679                    22,500
                                                      =======                 =========
Weighted-average fair value of options
   granted during the year ended June 30,
                    1997                              $  9.80                   $ 11.08
                                                      =======                 =========
                    1998                              $  8.24                   $ 11.53
                                                      =======                 =========


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:


                                      Year Ended June 30,
                                     --------------------
                                        1998     1997
        Dividend yield                   0%       0%
        Expected volatility            65%-70%  68%-75%
        Risk-free interest rate         5.72%     6.4%
        Expected lives:
             Employee Plan              7.75        5
             Directors Plan             7.75        7

The following table summarizes significant option groups outstanding at June 30, 1998 and related weighted average exercise price and remaining contractual life information as follows:


                                     OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       ---------------------------------------------    ------------------------------
                                                            WEIGHTED                          WEIGHTED
      RANGE OF                                REMAINING     AVERAGE                           AVERAGE
      EXERCISE              NUMBER AT        CONTRACTUAL    EXERCISE         NUMBER AT        EXERCISE
       PRICES             JUNE 30, 1998         LIFE         PRICE         JUNE 30, 1998       PRICE
-------------------    -------------------   -----------    --------    -------------------   --------
    $8.00 - $9.375           541,048            6.81          $8.58            463,675          $8.58
  $11.75 - $13.375           337,994            8.57          12.40            103,487          13.18
  $14.875 - $16.25            38,000            8.57          15.73             12,919          15.55
                       -------------                                    --------------
                             917,042                                           580,081
                       =============                                    ==============


The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for the Company's two stock option plans. Had compensation cost for the plans been determined based on the fair market value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's net loss and earnings per share would have been reduced to the proforma amounts below:

                                      JUNE 30, 1998                       JUNE 30, 1997                     JUNE 30, 1996
                               ----------------------------        ---------------------------       ---------------------------
                               AS REPORTED        PRO FORMA        AS REPORTED       PRO FORMA       AS REPORTED       PRO FORMA
                               -----------        ---------        -----------       ---------       -----------       ---------
Net (loss)                     $342,682          ($664,398)        ($262,476)       ($818,363)      ($5,915,573)     ($5,972,087)
Income (loss) per share           $0.05             ($0.09)           ($0.04)          ($0.11)           ($1.00)          ($1.01)

Subsequent to year end, the Company granted 128,500 stock options under the Employee Plan at an option price equal to the fair market value of the Company's stock on the date of grant (August 28, 1998) of $7.63 per share.

16. EARNINGS PER SHARE

The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator. The reconcilation is not shown for the years ended June 30, 1997 and 1996 as any common share equivalents are antidilutive.

                                                               YEAR ENDED JUNE 30, 1998
                                                   ------------------------------------------------
                                                                                          PER SHARE
                                                       INCOME               SHARES         AMOUNT
                                                   ------------------------------------------------
BASIC EPS
Income available to common shareholders            $      342,682         7,342,683       $   0.05
EFFECT OF DILUTIVE SECURITIES                                                             ========
Options                                                       -             208,913
DILUTED EPS                                        --------------         ---------
Income available to common shareholders
  including assumed conversions                    $      342,682         7,551,596       $   0.05
                                                   ==============         =========       ========

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations of the Company for the years ended June 30, 1998 and June 30, 1997 are presented below:

                                                          YEAR ENDED JUNE 30, 1998
                                     -------------------------------------------------------------------
                                          1ST             2ND                 3RD               4TH
                                        QUARTER         QUARTER              QUARTER          QUARTER
                                     --------------   -----------        --------------     ------------
Operating revenues                   $    1,565,290   $ 2,762,081        $    3,606,955     $  3,384,406

Operating costs and expenses         $    2,365,692   $ 2,878,737        $    2,902,788     $  3,222,838

Net (loss) income                    $     (679,680)  $       492        $      809,722     $    212,148

(Loss) income per share              $        (0.09)  $        -         $         0.11     $       0.03

                                                          YEAR ENDED JUNE 30, 1997
                                     -------------------------------------------------------------------
                                          1ST             2ND                 3RD               4TH
                                        QUARTER         QUARTER              QUARTER          QUARTER
                                     --------------   -----------        --------------     ------------
Operating revenues                   $    2,328,109   $ 1,712,382        $    2,027,082     $ 1,839,422

Operating costs and expenses         $    2,114,459   $ 2,339,353        $    2,529,710     $ 2,597,457

Net income (loss)                    $      220,713   $   497,229        $     (374,444)    $  (605,974)

Income (loss) per share              $         0.03   $      0.07        $        (0.05)    $     (0.08)

Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

18.   LITIGATION

      In March 1998, the Company, together with its Strategic Alliance Partner, filed a patent infringement claim against Perclose, Inc. of Menlo Park, California, ("Perclose"), a competitor in the puncture closure market. The suit, filed in the Eastern District of Pennsylvania, claims that Perclose infringes the Company's U.S Patent No. 5,676,689 (the "Patent"). The Patent covers a system and method for sealing a puncture in a blood vessel (e.g. the femoral artery). The Company seeks damages and an order to permanently enjoin Perclose from making, using or selling product that infringes the Patent.

      Perclose filed four counterclaims in answer to the complaint. The first counterclaim seeks to declare the Patent invalid and not infringed; the second and third counterclaims maintain that the Company committed antitrust violations; and the fourth counterclaim asserts that the Company committed unfair competition. Management is unable to predict the final outcome of the suit or whether the resolution of the matter could materially affect the Company's results of operations, cash flows, or financial position. Accordingly no amount has been recorded at June 30, 1998 related to resolution of the Perclose matter.

19.   SUBSEQUENT EVENT

      Subsequent to year end, the Company entered into the Bond Agreement, an agreement backed by tax-exempt bonds issued by the local county development authority. The Bond Agreement bears interest at one percent above the five year Treasury Rate, adjusted quarterly. The Company refinanced $925,000 of the outstanding balance under the Revolver with a portion of the proceeds (see Note 6). The remaining $4,075,000 available under the Bond Agreement will be drawn by the Company for equipment purchases and facility expansion. The Bond Agreement calls for twenty-four monthly consecutive interest only payments followed by 60 monthly installments of principal and interest and is collateralized by a first security interest in the equipment purchased with the proceeds, as well as a second security interest in the other assets of the Company.

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

         10.11*            License Agreement (Foreign) dated September 4, 1991, by and between the Company and American Home
                           Products Corporation.

         10.12*            Research and Development Agreement dated November 19, 1995, by and between the Company and American
                           Home Products Corporation.

         10.13*            Amendment No. 1 to Credit Agreement dated November 30, 1993, by and between the Company and American
                           Home Products Corporation.

         10.14*            Amendment No. 2  to Credit Agreement dated as of August 1, 1995, by and between the Company and
                           American Home Products Corporation.

         27.1              Financial Data Schedule

--------------------------
* This exhibits is incorporated by reference to the exhibit with the same Exhibit Number in the Company's Registration Statement on Form S-1, Registration Statement No. 33-98722.

14(b).   REPORTS ON FORM 8-K

         The Company filed Form 8-K on December 8, 1997 to report it had acquired certain patents, relating to puncture closure technology, and, in return, issued shares of common stock, reporting Items 5, 7 and 9.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 1998.

                                       KENSEY NASH CORPORATION


                                       By: /s/ JOSEPH W. KAUFMANN
                                           -----------------------
                                           Joseph W. Kaufmann
                                           Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of September, 1998.


              SIGNATURE                              TITLES

/s/ JOSEPH W. KAUFMANN             Chief Executive Officer (Principal Executive
------------------------------     Officer), President, Chief Financial Officer
Joseph W. Kaufmann                 (Principal Financial and Accounting Officer),
                                   Secretary and Director

/s/ JOHN E. NASH, P.E.             Vice Chairman of the Board and Executive
------------------------------     Vice President
John E. Nash, P.E.

/s/ KENNETH R. KENSEY, M.D.        Chairman of the Board of Directors
------------------------------
Kenneth R. Kensey, M.D.

/s/ DOUGLAS G. EVANS, P.E.         Chief Operating Officer, Assistant Secretary
------------------------------     and Director
Douglas G. Evans, P.E.

/s/ WENDY F. DICICCO, CPA          Chief Financial Officer
------------------------------
Wendy F. DiCicco, CPA

/s/ ROBERT J. BOBB                 Director
------------------------------
Robert J. Bobb

/s/ HAROLD N. CHEFITZ              Director
------------------------------
Harold N. Chefitz

/s/ WALTER R. MAUPAY, JR.          Director
------------------------------
Walter R. Maupay, Jr.