Form 10-K/A
period 1998-06-30
KENSEY NASH CORP
filed 1998-09-29
CIK 1002811

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                Amendment No. 1
                    For the Fiscal Year Ended: JUNE 30, 1998

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

4.    LEASES

      At June 30, 1998, future minimum annual rental commitments under non-cancelable lease obligations are as follows:

                                              CAPITAL        OPERATING
                                               LEASES          LEASES
                                             ----------------------------
      YEAR ENDING JUNE 30:
      1999                                   $  45,262      $  329,838
      2000                                      25,078         356,244
      2001                                      11,055         360,844
      2002                                       1,950         367,285
      2003                                                     154,953
                                             ---------      ----------
          Total minimum lease payments          83,345      $1,569,164
                                                            ==========
      Amount representing interest
      (at rates ranging from 7.25%
       to 10.25%)                              (10,722)
                                             ---------
      Present value of net minimum
       lease payments                           72,623

      Current portion                          (37,814)
                                             ---------
      Long-term portion                      $  34,809
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

      For 1998 the Company has not provided for current income taxes due to the utilization of NOLs for tax purposes The difference between the Company's income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:

                                                                                     June 30,
                                                                   --------------------------------------------
                                                                        1998             1997           1996

Net income (loss) before income taxes                               $   342,682     $  (262,476)   $ (5,915,573)
                                                                   ============================================
Tax provision at U.S. statutory rate                                $   123,121     $   (94,491)   $ (2,129,606)
State income tax provision, net of federal benefit                       17,066         (13,098)       (295,187)
Reconciliation to actual tax rate:
   Non-deductible meals and entertainment                                13,328           9,158           4,587
   Phantom stock plan                                                                                (1,295,739)
   Timing differences                                                   (80,880)          2,696        (165,950)
   Utilization of net operating loss carryforwards                      (72,635)
   Creation of net operating loss carryforwards                                          95,735       3,881,895
                                                                   --------------------------------------------
                                                                    $               $              $
                                                                   ============================================

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

                                      JUNE 30, 1998                       JUNE 30, 1997                     JUNE 30, 1996
                               ----------------------------        ---------------------------       ---------------------------
                               AS REPORTED        PRO FORMA        AS REPORTED       PRO FORMA       AS REPORTED       PRO FORMA
                               -----------        ---------        -----------       ---------       -----------       ---------
Net income (loss)              $342,682          ($664,398)        ($262,476)       ($818,363)      ($5,915,573)     ($5,972,087)
Income (loss) per share           $0.05             ($0.09)           ($0.04)          ($0.11)           ($1.00)          ($1.01)

Subsequent to year end, the Company granted 128,500 stock options under the Employee Plan at an option price equal to the fair market value of the Company's stock on the date of grant (August 28, 1998) of $7.63 per share.

16. EARNINGS PER SHARE

The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator. The reconciliation is not shown for the years ended June 30, 1997 and 1996 as any common share equivalents are antidilutive.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of September, 1998.

                                       KENSEY NASH CORPORATION


                                       By: /s/ JOSEPH W. KAUFMANN
                                           -----------------------
                                           Joseph W. Kaufmann
                                           Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of September, 1998.


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