Form 10-Q
period 1998-09-30
KENSEY NASH CORP
filed 1998-11-17
CIK 1002811

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 1998

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

     As of October 31, 1998, there were outstanding 7,459,272 shares of Common Stock, par value $.001, of the registrant.

                            KENSEY NASH CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 1998



                                     INDEX

                                                                                                   PAGE
                                                                                                   ----

PART I - FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets
                  as of September 30, 1998  (Unaudited) and June 30, 1998 .......................    3

                 Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 1998 and 1997 (Unaudited) ............    4

                 Condensed Consolidated Statements of Stockholders' Equity as of
                  September 30, 1998 (Unaudited) and June 30, 1998 ..............................    5

                 Condensed Consolidated Statements of Cash Flows
                  for the three months ended September 30, 1998 and 1997 (Unaudited) ............    6

                 Notes to Condensed Consolidated Financial Statements (Unaudited) ...............    7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..................................    9


PART II - OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................................   13


SIGNATURES .......................................................................................  14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------------

                                                                                               SEPTEMBER 30,        JUNE 30,
ASSETS                                                                                             1998               1998
CURRENT ASSETS:                                                                                 (Unaudited)
 Cash and cash equivalents                                                                   $    537,055        $  1,407,684
 Short-term investments                                                                         6,206,386           6,368,866
 Trade receivables                                                                              2,006,103           1,369,960
 Royalties receivable  (Note 2)                                                                   721,967             645,784
 Other receivables (including approximately $66,000 and $59,000 at
  September 30, 1998 and June 30, 1998, respectively, due from employees)                         369,760             225,424
 Inventory (Note 3)                                                                               844,363           1,027,326
 Prepaid expenses and other                                                                       313,545             200,169
                                                                                             ------------        ------------
    Total current assets                                                                       10,999,179          11,245,213
                                                                                             ------------        ------------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
 Leasehold improvements                                                                         4,009,064           4,006,066
 Machinery, furniture and equipment                                                             3,843,645           3,599,827
 Construction in progress                                                                         207,160             191,154
                                                                                             ------------        ------------
    Total property, plant and equipment                                                         8,059,869           7,797,047
 Accumulated depreciation                                                                      (3,088,070)         (2,843,785)
                                                                                             ------------        ------------
    Net property, plant and equipment                                                           4,971,799           4,953,262
                                                                                             ------------        ------------


OTHER ASSETS:
 Restricted investments (Note 4)                                                                1,914,418           1,914,418
 Property under capital leases, net                                                                52,544              61,181
 Acquired patents, net of accumulated amortization of $190,937 and $127,291
    at September 30, 1998 and June 30, 1998, respectively                                       3,801,472           3,865,118
                                                                                             ------------        ------------
    Total other assets                                                                          5,768,434           5,840,717
                                                                                             ------------        ------------
TOTAL                                                                                        $ 21,739,412        $ 22,039,192
                                                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                            $    791,370        $    639,605
 Accrued expenses                                                                                 552,375             551,573
 Current portion of line of credit, obligation under patent acquisition agreement
    and capital lease obligations                                                                 638,379             577,891
 Deferred revenue                                                                                  48,700              53,120
                                                                                             ------------        ------------
    Total current liabilities                                                                   2,030,824           1,822,189
                                                                                             ------------        ------------

DEFERRED REVENUE - ROYALTIES (Note 2)                                                           1,276,874           1,979,580
LINE OF CREDIT,  OBLIGATION UNDER PATENT ACQUISITION AGREEMENT
 and OBLIGATION UNDER CAPITAL LEASES, long-term portion                                         2,197,672           2,373,960
                                                                                             ------------        ------------
    Total liabilities                                                                           5,505,370           6,175,729
                                                                                             ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at September 30, 1998 and June 30, 1998
 Common stock, $.001 par value, 25,000,000 shares authorized,
  7,459,272 shares issued and outstanding at September 30, 1998
  and June 30, 1998                                                                                 7,459               7,459
 Capital in excess of par value                                                                37,597,381          37,597,381
 Accumulated deficit                                                                          (21,370,798)        (21,741,377)
                                                                                             ------------        ------------
    Total stockholders' equity                                                                 16,234,042          15,863,463
                                                                                             ------------        ------------
TOTAL                                                                                        $ 21,739,412        $ 22,039,192
                                                                                             ============        ============


See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                   -----------------------------------
                                                         1998                   1997
REVENUES (Notes 1 and 2):
 Net sales                                         $   1,376,978         $     534,061
 Research and development                                769,108               733,331
 Royalty income                                        1,405,411               297,898
                                                   -------------         -------------
   Total revenues                                      3,551,497             1,565,290
                                                   -------------         -------------

OPERATING COSTS AND EXPENSES:
 Cost of products sold                                 1,278,373               816,090
 Research and development                              1,397,771             1,185,385
 Selling, general and administrative                     573,529               364,217
                                                   -------------         -------------
   Total operating costs and expenses                  3,249,673             2,365,692
                                                   -------------         -------------
INCOME (LOSS) FROM OPERATIONS                            301,824              (800,402)
                                                   -------------         -------------

OTHER INCOME:
 Interest income                                         134,713               133,665
 Interest expense                                        (65,959)              (14,584)
 Other                                                         1                 1,641
                                                   -------------         -------------
   Total other income - net                               68,755               120,722
                                                   -------------         -------------
INCOME (LOSS) BEFORE INCOME TAXES                        370,579              (679,680)
Provision for Income Taxes (Note 5)
                                                   -------------         -------------
NET INCOME (LOSS)                                  $     370,579         $    (679,680)
                                                   =============         =============
EARNINGS (LOSS) PER COMMON SHARE and
 EARNINGS (LOSS) PER COMMON SHARE -                $        0.05         $       (0.09)
                                                   =============         =============
 assuming dilution (Note 1)
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (Note 1)                           7,465,754             7,205,400
                                                   =============         =============


See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------



                                                                                   CAPITAL
                                                      COMMON STOCK                IN EXCESS
                                             --------------------------             OF PAR        ACCUMULATED
                                                 SHARES          AMOUNT             VALUE           DEFICIT              TOTAL

BALANCE, JUNE 30, 1997                         7,198,251       $  7,198       $  34,203,807    $   (22,084,059)     $  12,126,946

 Exercise of stock options                        61,021             61             556,174                               556,235
 Shares issued under Patent Acquisition
  Agreement                                      200,000            200           2,837,400                             2,837,600
  Net income                                                                                           342,682            342,682
                                             -----------       --------       -------------    ---------------      -------------

BALANCE, JUNE 30, 1998                         7,459,272          7,459          37,597,381        (21,741,377)        15,863,463

  Net income                                                                                           370,579            370,579
                                             -----------       --------       -------------    ---------------      -------------
BALANCE, SEPTEMBER 30, 1998 (Unaudited)        7,459,272       $  7,459       $  37,597,381    $   (21,370,798)     $  16,234,042
                                             ===========       ========       =============    ===============      =============


See notes to condensed consolidated financial statements.


KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------


                                                                                              THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                       ------------------------------
                                                                                            1998              1997
OPERATING ACTIVITIES:
 Net income (loss)                                                                     $   370,579       $  (679,680)
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                                            316,568           210,577
 Changes in assets and liabilities which used cash:
  Accounts receivable                                                                     (856,662)          453,842
  Prepaid expenses and other current assets                                               (113,376)          (63,300)
  Inventory                                                                                182,963           (88,584)
  Accounts payable and accrued expenses                                                    152,567          (415,538)
  Deferred revenue                                                                        (707,126)          (70,432)
                                                                                       -----------       -----------
  Net cash used in operating activities                                                   (654,487)         (653,115)
                                                                                       -----------       -----------


INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                               (262,822)         (145,456)
 Sale of investments                                                                       162,480         2,819,550
                                                                                       -----------       -----------
  Net cash (used in) provided by investing activities                                     (100,342)        2,674,094
                                                                                       -----------       -----------


FINANCING ACTIVITIES:
 Principal payments under capital leases                                                    (9,483)          (12,174)
 Repayments of patent acquisition obligation                                              (106,317)
 Exercise of stock options                                                                                   152,290
                                                                                       -----------       -----------
  Net cash (used in) provided by financing activities                                     (115,800)          140,116
                                                                                       -----------       -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (870,629)        2,161,095

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             1,407,684           868,180
                                                                                       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $   537,055       $ 3,029,275
                                                                                       ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                                                $    65,959       $    14,584
                                                                                       ===========       ===========
 Cash paid for income taxes                                                            $                 $
                                                                                       ===========       ===========


See notes to condensed consolidated financial statements.

                            KENSEY NASH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        BASIS OF PRESENTATION

        The condensed consolidated balance sheet at June 30, 1998 and the condensed consolidated statement of stockholders' equity at June 30, 1998 have been condensed from the audited financial statements at that date. The condensed consolidated balance sheet at September 30, 1998, the condensed consolidated statements of operations for the three months ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the three months ended September 30, 1998 and 1997 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.

        Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended September 30, 1998 are not necessarily indicative of operating results for the full year.

        CASH AND CASH EQUIVALENTS
        Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

        EXPORT SALES
        Export sales from the Company's U.S. operations to unaffiliated customers in Europe totaled $29,910 and $22,485 for the three months ended September 30, 1998 and 1997, respectively.

        EARNINGS PER SHARE
        Earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which requires the Company to report both basic and diluted earnings per share ("EPS"). Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive. All previously disclosed earnings per share data have been recalculated to reflect the provisions of SFAS No. 128.

        NOTE 2 -- DEFERRED REVENUE - ROYALTIES

        Upon receipt of pre-market approval for the 8 French ("F") size Angio-Seal device (the "Angio-Seal") from the Food and Drug Administration (the "FDA") on September 30, 1996, the Company received a $3 million advance on future royalties under the Company's licensing agreement (the "Licensing Agreement") with its Strategic Alliance Partner. Such advance has been recorded as deferred revenue. The Licensing Agreement provides for certain minimum royalty payments ("Minimum Royalty") during the first five years after receiving FDA approval (each royalty year begins on October 1 and ends on September
        30). As stipulated in the Licensing Agreement, the $3 million advance will be reduced in each period by 50% of royalties earned in excess of the Minimum Royalty in any royalty year. The remainder of royalties earned will be received as cash proceeds by the Company. At September 30, 1998, the Company had exceeded the first and second royalty year (periods ended September 30, 1997 and September 30, 1998) Minimum Royalties by $352,310 and $3,093,942, respectively. The deferred revenue balance has been reduced by 50% of such total excess, to $1,276,874. As the Company cannot reasonably estimate the excess, if any, of future royalty payments over the Minimum Royalty in each year, the entire balance has been classified as long-term at September 30, 1998.

NOTE 3 -- INVENTORY

    Inventory is stated at the lower of cost (determined by the average cost method which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                                  SEPTEMBER 30,     JUNE 30,
                                                      1998             1998
                                                  -------------    ----------
          Raw materials                            $  804,716      $  971,357
          Work in process                              39,647          55,969
                                                   ----------      ----------
          Total                                    $  844,363      $1,027,326
                                                   ==========      ==========

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

    The Company has pledged $1,914,418 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred by such employees as the result of the receipt of Common Stock in settlement of the employee stock rights. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $1,784,525 at September 30, 1998.

NOTE 5 -- INCOME TAXES
    As of June 30, 1998, the Company had net operating loss carryforwards for federal and state tax purposes totaling $18.0 and $2.8 million, respectively. As such, no provision has been made for income taxes for the
    three months ended September 30, 1998.   A portion of the NOL may be subject
    to various statutory limitations as to its usage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW

        The Company is a medical device company which has established three technology platforms; puncture closure (the Angio-Seal), biomaterials (collagen and resorbable polymers) and revascularization (the Aegis Vortex System) ("AVS"). The Company's operations are focused on the commercialization and continuing development of its proprietary principal product, the Angio-Seal Product Line, the continued expansion of its capabilities in biomaterials, and the development of its revascularization catheter system, the AVS.

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

        The Company has expanded its capabilities in absorbable biomaterials. The Company is currently manufacturing collagen products for third parties for use as delivery systems for various applications including bone growth proteins, artificial skin for burn victims and drug delivery for products in various stages of clinical trials. As a result of its absorbable polymer capabilities, the Company has entered into the orthopedic marketplace as an OEM supplier of specialized products.

        The Company's revascularization platform has been established to address a market opportunity in cardiology for the treatment of occluded saphenous vein bypass grafts and in-stent restenosis. The Company is developing the AVS utilizing its patent platform and in-house expertise to address these life threatening medical conditions.

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997


        Revenues for these periods consisted of net sales, research and development revenue, and royalty income. Revenues increased 127% to $3,551,000 in the three months ended September 30, 1998 from $1,565,000 in the three months ended September 30, 1997. Net sales of products increased

158% to $1,377,000 from $534,000 for the three months ended September 30, 1998 and 1997, respectively. Research and development revenues increased 5% to $769,000 from $733,000 for the three months ended September 30, 1998 and 1997, respectively. The increase in net sales was mainly attributable to an increase in Angio-Seal components sold to the Company's Strategic Alliance Partner, as a result of increased demand in the U.S. and European markets, as well as the Company initiating sales of commercial bioresorbable OEM products in the orthopedic marketplace. The increase in research and development revenues relates to increased activity in contract research and development from the Company's Strategic Alliance Partner for the 6F and 10F clinical trial programs and for additional sizes of and product enhancements to the Angio-Seal Product Line.

        Royalty income increased 372% to $1,405,000 from $298,000 in the three months ended September 30, 1998 and 1997, respectively. Approximately 75,000 Angio-Seal units were sold to end-users in the quarter ending September 30, 1998 compared to 22,000 units sold in the quarter ending September 30, 1997. The increase in royalty income reflected increased demand in the both the U.S. and European markets versus the same quarter a year earlier as well as an increase in total royalty per unit resulting from the Patent Acquisition Agreement. As the Company and its Strategic Alliance Partner continue to increase production and market the Angio-Seal in the United States and in Europe, the Company expects royalty income to become an increasingly significant source of revenue. Royalty rates are based on volume of units sold and are comparable in both the domestic and foreign licensing agreements with the Company's Strategic Alliance Partner.

        Cost of products sold increased 57% to $1,278,000 in the three months ended September 30, 1998 from $816,000 in the three months ended September 30, 1997. This increase primarily reflects greater net sales of products offset by favorable trends in gross margins.

        Research and development expense, including regulatory and clinical expense, increased 18% to $1,398,000 in the three months ended September 30, 1998 from $1,185,000 in the three months ended September 30, 1997. The Company has expanded the development of additional Angio-Seal sizes and biomaterials products, including resorbable polymers and collagen. In addition, the Company has significantly expanded its development in revascularization technology as it targets commencement of clinical trials on the AVS in the second half of
fiscal year 1999.   The Company expects research and development expense to
continue at recent levels, if not slightly increase, as it continues development of additional sizes of the Angio-Seal, investigates and develops new products, conducts clinical trials and seeks regulatory approval for its products.

        Selling, general and administrative expense increased 57% to $574,000 in the three months ended September 30, 1998 from $364,000 in the three months ended September 30, 1997. This increase was primarily a result of additional legal expenses incurred due to the patent infringement suit against Perclose, Inc. which was initiated in March 1998.

        Interest expense increased 352% to $66,000 in the three months ended September 30, 1998 from $15,000 in the three months ended September 30, 1997. This increase was due to the Company's balance under the line of credit increasing from $500,000 to $2,000,000 as well as interest charges recorded in relation to the obligation under the Company's Patent Acquisition Agreement. Interest income increased to $135,000 in the three months ended September 30, 1998 from $134,000 in the three months ended September 30, 1997. Total cash and investment balances have remained consistent.

        LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in the Company's operating activities during the three months ended September 30, 1998 and 1997 was $654,000 and $653,000,
respectively.   In the quarter ending September 30,

1998, changes in asset and liabilities used $1,342,000 of cash, which was offset by a net income of $371,000. In comparison, changes in asset and liabilities used $184,000 and the Company had a net loss of $680,000 in the three months ending September 30, 1997. Depreciation and amortization increased $106,000 in the three months ended September 30, 1998 from the three months ended September 30, 1997.

        Capital expenditures were $263,000 for the three months ended September 30, 1998, primarily representing leasehold improvements and machinery and equipment related to the continued expansion of the Company's manufacturing capabilities principally related to its collagen and polymer product lines.

        The Company's cash, cash equivalents and short-term investments were $6,743,000 at September 30, 1998. In addition, the Company has pledged $1,914,000 in investments (not included in the $6,743,000) as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock in settlement of the employee stock rights at the time of the IPO. In exchange for the Company's pledging this collateral, the employees have pledged their Common Stock as collateral to the Company.

        The Company has a $2,000,000 bank revolving line of credit that converts to a term loan payable in 60 equal installments beginning January 1, 2000. The Company received a $3,000,000 royalty advance under the License Agreement upon receipt of FDA approval of the Angio-Seal in fiscal year 1997. This royalty advance continues to be reduced as the Company exceeded minimum royalty stipulations under the Licensing Agreement.

        In November 1997, the Company acquired patents under a Patent Acquisition Agreement in exchange for 200,000 shares of common stock and a series of eight quarterly cash payments, beginning on March 31, 1998, totaling $1.2 million. The patents have been recorded on the balance sheet at the value of the shares on the date of the agreement plus the present value of the $1.2 million cash and any legal and other related costs incurred to acquire such patents. The present value of the cash payments ($1.1 million) was recorded between short and long-term liabilities at December 31, 1997 and reduced to $773,000 upon payment of the third installment on September 30, 1998.

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

        The Company plans to continue to expend substantial resources to fund clinical trials to gain regulatory approvals and make additional marketing claims and to continue to expand research and development activities for the Angio-Seal, revascularization technology and biomaterials products.

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

                                   KENSEY NASH CORPORATION



Date:  November 16, 1998           By:  /s/ Joseph W. Kaufmann
                                        -------------------------------------
                                        Joseph W. Kaufmann
                                        President and Chief Executive Officer