Form 10-Q
period 1998-12-31
KENSEY NASH CORP
filed 1999-02-17
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: DECEMBER 31, 1998

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


 MARSH CREEK CORPORATE CENTER, 55 EAST UWCHLAN AVENUE, EXTON, PENNSYLVANIA 19341
              (Address of principal executive offices and zip code)


       Registrant's telephone number, including area code: (610) 524-0188


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     As of January 31, 1999, there were outstanding 7,459,460 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION

                         QUARTER ENDED DECEMBER 31, 1998


                                      INDEX

                                                                                                  PAGE

PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS
              Consolidated Balance Sheets
                as of December 31, 1998  (Unaudited) and June 30, 1998........................      3

              Consolidated Statements of Operations
                for the three and six months ended December 31,
                1998 and 1997 (Unaudited).....................................................      4

              Consolidated Statements of Stockholders' Equity as of
                December 31, 1998 (Unaudited) and June 30, 1998...............................      5

              Consolidated Statements of Cash Flows
                for the six months ended December 31, 1998 and 1997 (Unaudited)...............      6

              Notes to Consolidated Financial Statements (Unaudited)..........................      7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................      9


PART II - OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................      14


SIGNATURES                          ..........................................................      15


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                    DECEMBER 31,            JUNE 30,
                                                                                        1998                  1998
                                                                                -------------------   --------------------
ASSETS                                                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                       $      253,246      $       1,407,684
  Short-term investments                                                               6,215,417              6,368,866
  Trade receivables                                                                    2,115,884              1,369,960
  Royalties receivable  (Note 2)                                                       1,531,180                645,784
  Other receivables (including approximately $81,000 and $59,000 at
   December 31, 1998 and June 30, 1998, respectively, due from employees)                489,670                225,424
  Inventory (Note 3)                                                                     660,003              1,027,326
  Prepaid expenses and other                                                             243,996                200,169
                                                                                ----------------       ----------------
         Total current assets                                                         11,509,396             11,245,213
                                                                                ----------------       ----------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements                                                               4,007,274              4,006,066
  Machinery, furniture and equipment                                                   3,878,452              3,599,827
  Construction in progress                                                               555,254                191,154
                                                                                ----------------       ----------------
         Total property, plant and equipment                                           8,440,980              7,797,047
  Accumulated depreciation                                                            (3,275,628)            (2,843,785)
                                                                                ----------------       ----------------

         Net property, plant and equipment                                             5,165,352              4,953,262
OTHER ASSETS:
  Restricted investments (Note 4)                                                      1,949,387              1,914,418
  Property under capital leases, net                                                      43,907                 61,181
  Acquired patents, net of accumulated amortization of $254,582 and $127,291
       at December 31, 1998 and June 30, 1998, respectively                            3,737,827              3,865,118
                                                                                ----------------       ----------------

      Total other assets                                                               5,731,121              5,840,717
                                                                                ----------------       ----------------

TOTAL                                                                             $   22,405,869         $   22,039,192
                                                                                ================       ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $      808,380         $      639,605
  Accrued expenses                                                                       642,557                551,573
  Current portion of line of credit, obligation under patent acquisition agreement
        and capital lease obligations                                                    698,779                577,891
  Deferred revenue                                                                        53,100                 53,120
                                                                                ----------------       ----------------
         Total current liabilities                                                     2,202,816              1,822,189
                                                                                ----------------       ----------------

DEFERRED REVENUE - ROYALTIES (Note 2)                                                  1,294,360              1,979,580
LINE OF CREDIT,  OBLIGATION UNDER PATENT ACQUISITION AGREEMENT
    and OBLIGATION UNDER CAPITAL LEASES, long-term portion                             2,018,878              2,373,960
                                                                                ----------------       ----------------

         Total liabilities                                                             5,516,054              6,175,729
                                                                                ----------------       ----------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at December 31, 1998 and June 30, 1998
  Common stock, $.001 par value, 25,000,000 shares authorized, 7,459,460 and
       7,459,272 shares issued and outstanding at December 31, 1998 and June
       30, 1998, respectively                                                              7,459                  7,459
  Capital in excess of par value                                                      37,599,026             37,597,381
  Accumulated deficit                                                                (20,716,670)           (21,741,377)
                                                                                ----------------       ----------------
      Total stockholders' equity                                                      16,889,815             15,863,463
                                                                                ----------------       ----------------
TOTAL                                                                             $   22,405,869         $   22,039,192
                                                                                ================       ================

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================

                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         DECEMBER 31,                          DECEMBER 31,
                                                               =====================================================================
                                                                   1998                1997              1998                1997
REVENUES (Notes 1 and 2):
  Net sales                                                    $ 1,829,058        $ 1,202,295        $ 3,206,036        $ 1,736,356
  Research and development                                         390,530          1,028,639          1,159,638          1,761,970
  Royalty income                                                 1,494,724            531,147          2,900,135            829,045
                                                               -----------        -----------        -----------        ------------
           Total revenues                                        3,714,312          2,762,081          7,265,809          4,327,371
                                                               -----------        -----------        -----------        ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                          1,160,550          1,040,629          2,438,923          1,856,719
  Research and development                                       1,429,218          1,394,275          2,826,989          2,579,660
  Selling, general and administrative                              541,366            443,833          1,114,895            808,050
                                                               -----------        -----------        -----------        ------------
           Total operating costs and expenses                    3,131,134          2,878,737          6,380,807          5,244,429
                                                               -----------        -----------        -----------        ------------

INCOME (LOSS) FROM OPERATIONS                                      583,178           (116,656)           885,002           (917,058)
                                                               -----------        -----------        -----------        ------------

OTHER INCOME:
  Interest income                                                  128,519            135,519            263,232            269,184
  Interest expense                                                 (59,936)           (20,923)          (125,895)           (35,507)
  Other                                                              2,367              2,552              2,368              4,193
                                                               -----------        -----------        -----------        ------------
           Total other income - net                                 70,950            117,148            139,705            237,870
                                                               -----------        -----------        -----------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                                  654,128                492          1,024,707           (679,188)

Provision for income taxes (Note 5)                            -----------       ------------        -----------        ------------
NET INCOME (LOSS)                                              $   654,128        $       492        $ 1,024,707        $  (679,188)
                                                               ===========       ============        ===========        ============

EARNINGS (LOSS) PER COMMON SHARE and
   EARNINGS (LOSS) PER COMMON SHARE -                          $      0.09        $       .00        $      0.14        $     (0.09)
   assuming dilution (Note 1)                                  ===========       ============        ===========        ============


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING (Note 1)                                    7,472,851          7,639,455          7,469,123          7,418,279
                                                               ===========       ============        ===========        ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------



                                                                                         CAPITAL
                                                                  COMMON STOCK          IN EXCESS
                                                          ---------------------------     OF PAR          ACCUMULATED
                                                              SHARES        AMOUNT        VALUE           DEFICIT           TOTAL

BALANCE, JUNE 30, 1997                                       7,198,251  $      7,198    $ 34,203,807   $(22,084,059)    $ 12,126,946

   Exercise of stock options                                    61,021            61         556,174                         556,235
   Shares issued under Patent Acquisition
          Agreement                                            200,000           200       2,837,400                       2,837,600
   Net income                                                                                               342,682          342,682
                                                             ---------  -------------   ------------   ------------     ------------

BALANCE, JUNE 30, 1998                                       7,459,272         7,459      37,597,381    (21,741,377)      15,863,463

   Exercise of stock options                                       188            --           1,645                           1,645
   Net income                                                                                             1,024,707        1,024,707
                                                             ---------  -------------   ------------   ------------     ------------

BALANCE, DECEMBER 31, 1998 (Unaudited)                       7,459,460  $      7,459    $ 37,599,026   $(20,716,670)    $ 16,889,815
                                                             =========  ============    ============   ============     ============



See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                   SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                       -----------------------------------------
                                                                             1998                   1997
OPERATING ACTIVITIES:
  Net income (loss)                                                       $ 1,024,707         $  (679,188)
  Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                          576,408             416,839
  Changes in assets and liabilities which used cash:
       Accounts receivable                                                 (1,895,566)           (167,588)
       Prepaid expenses and other current assets                              (43,827)             95,043
       Inventory                                                              367,323            (300,552)
       Accounts payable and accrued expenses                                  259,759             437,589
       Deferred revenue                                                      (685,240)           (151,155)
                                                                          -----------         -----------

        Net cash used in operating activities                                (396,436)           (349,012)
                                                                          -----------         -----------


INVESTING ACTIVITIES:
  Patent costs capitalized                                                                        (69,539)
  Additions to property, plant and equipment                                 (643,933)           (778,784)
  Sale of investments                                                         118,480           1,724,039
                                                                          -----------         -----------
        Net cash (used in) provided by investing activities                  (525,453)            875,716
                                                                          -----------         -----------

FINANCING ACTIVITIES:
  Principal payments under capital leases                                     (19,302)            (23,061)
  Repayments of patent acquisition obligation                                (214,892)
  Proceeds from long-term debt                                                                    575,000
  Exercise of stock options                                                     1,645             255,885
                                                                          -----------         -----------
        Net cash (used in) provided by financing activities                  (232,549)            807,824
                                                                          -----------         -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (1,154,438)          1,334,528

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              1,407,684             868,180
                                                                          -----------         -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   253,246         $ 2,202,708
                                                                          -----------         -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                  $   126,909         $     5,239
                                                                          ===========         ===========

  Cash paid for income taxes                                              $    14,000         $
                                                                          ===========         ===========



See notes to consolidated financial statements.

                             KENSEY NASH CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 --CONSOLIDATED FINANCIAL STATEMENTS
         BASIS OF PRESENTATION

         The consolidated balance sheet at December 31, 1998, the consolidated statements of operations for the three and six months ended December 31, 1998 and 1997 and the consolidated statements of cash flows for the six months ended December 31, 1998 and 1997 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended December 31, 1998 are not necessarily indicative of operating results for the full year.

         CASH AND CASH EQUIVALENTS
         Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

         EXPORT SALES
         Export sales from the Company's U.S. operations to unaffiliated customers in Europe totaled $110,105 and $34,550 for the three months ended December 31, 1998 and 1997, respectively and $140,015 and $57,035 for the six months ended December 31, 1998 and 1997, respectively.

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

NOTE 2 -- DEFERRED REVENUE - ROYALTIES

         Upon receipt of pre-market approval for the 8 French ("F") size Angio-Seal device (the "Angio-Seal") from the Food and Drug Administration (the "FDA") on September 30, 1996, the Company received a $3 million advance on future royalties under the Company's licensing agreement (the "Licensing Agreement") with its Strategic Alliance Partner. Such advance has been recorded as deferred revenue. The Licensing Agreement provides for certain minimum royalty payments ("Minimum Royalty") during the first five years after receiving FDA approval (each royalty year begins on October 1 and ends on September
         30). As stipulated in the Licensing Agreement, the $3 million advance will be reduced in each period by 50% of royalties earned in excess of the Minimum Royalty in any royalty year. The remainder of royalties earned will be received as cash proceeds by the Company. At September 30, 1998, the Company had exceeded the first and second royalty year (periods ended September 30, 1997 and September 30, 1998) Minimum Royalties by $352,310 and $3,058,970, respectively. The deferred revenue balance has been reduced by 50% of such total excess, to $1,294,360. As the Company cannot reasonably estimate the excess, if any, of future royalty payments over the Minimum Royalty in each year, the entire balance has been classified as long-term at December 31, 1998.

NOTE 3 -- INVENTORY
         Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                         DECEMBER 31, 1998         JUNE 30, 1998


Raw materials                             $   607,690              $   971,357
Work in process                                52,313                   55,969
                                          -----------              -----------

Total                                     $   660,003              $ 1,027,326
                                          ===========              ===========


NOTE 4 -- COMMITMENTS AND CONTINGENCIES

         The Company has pledged $1,949,387 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred by such employees as the result of the receipt of Common Stock at the Company's IPO. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $1,815,952 at December 31, 1998.

NOTE 5 -- INCOME TAXES

         As of June 30, 1998, the Company had net operating loss carryforwards ("NOLs") for federal and state tax purposes totaling $18.0 and $2.8 million, respectively. However, the Company anticipates that it will be subject to the federal alternative minimum tax ("AMT") in the current year. The Company's NOLs may only be utilized for AMT purposes to the extent that the net operating loss does not exceed 90% of current alternative minimum taxable income. The payment of the AMT ($14,000 for the three months ended December 31, 1998) has generated AMT tax credits that are recorded as deferred tax assets.

NOTE 6 -- SUBSEQUENT EVENTS

         On January 21, 1999 the Company entered into a $5 million tax-free revolving credit and term loan agreement ("the Tax Free Loan") with a bank. The bank purchased a $5 million tax exempt bond issue of the Company, made through the local development authority, and made the proceeds available to the Company under the Tax Free Loan. The proceeds of the loan will be used for capital equipment financing through June 30, 2000 and to pay down the Company's existing balance under its $2 million term loan with the bank. The loan bears interest at the five year U.S. Treasury rate plus 1%, adjusted quarterly on the first day of each of February, May, August and November. The assets of the Company, with the exception of the Company's patents, collateralize the loan.

         On February 5, 1999, TYCO International Ltd., the Company's Strategic Partner, announced the sale of the marketing and manufacturing rights of the Angio-Seal product line to St. Jude Medical, Inc. Under the purchase agreement, all of the Company's agreements with its current Strategic Partner will be transferred to St. Jude Medical, Inc. in a transaction which is expected to close by the end of March 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW
         The Company is a medical device company which has established three technology platforms: puncture closure (Angio-Seal), biomaterials (collagen and absorbable polymers) and revascularization (the Aegis Vortex System) ("AVS"). The Company's operations are focused on the commercialization and continuing development of its proprietary principal product, the Angio-Seal Product Line, the continued expansion of its capabilities in biomaterials, and the development of its revascularization catheter system, the AVS.

         The Angio-Seal is a device for the sealing of arterial punctures created during diagnostic and therapeutic cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company participates in the puncture closure market primarily through its relationship with its Strategic Alliance Partner, from which it generates royalty income, research and development funding and sales revenue through the manufacture of clinical devices and components for the Angio-Seal.

         The Company has expanded its capabilities in absorbable biomaterials. The Company is currently manufacturing collagen products for third parties for use as delivery systems for various applications including bone growth proteins, artificial skin for burn victims and drug delivery for products in various stages of clinical trials. As a result of its absorbable polymer capabilities, the Company has entered the orthopedic marketplace as an OEM supplier of specialized products.

         The Company's revascularization platform has been established to address a market opportunity in cardiology for the treatment of occluded saphenous vein bypass grafts. The Company is developing the AVS, utilizing its patent platform and in-house expertise to address these medical conditions.

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

         Revenues for these periods consisted of net sales, research and development revenue, and royalty income. Revenues increased 34% to $3,714,000 in the three months ended December 30, 1998 from $2,762,000 in the three months ended December 31, 1997. Net sales of products increased 52% to $1,829,000 from $1,202,000 for the three months ended December 31, 1998 and 1997, respectively. Research and development revenues decreased 62% to $391,000 from $1,029,000 for the three months ended December 31, 1998 and 1997, respectively. The increase in net sales was mainly attributable to an increase in Angio-Seal components sold to the Company's Strategic Alliance Partner, as a result of increased demand in the U.S. and European markets, as well as increases in sales of commercial bioabsorbable OEM polymer and collagen products. The decrease in research and development revenues related to decreased performance of contract research and development for the Company's Strategic Alliance Partner as they assumed a more active role in the Angio-Seal R&D programs and as the 6F product nears commercialization.

         Royalty income increased 181% to $1,495,000 from $531,000 in the three months ended December 31, 1998 and 1997, respectively. Approximately 80,000 Angio-Seal units were sold to end-users in the quarter ending December 31, 1998 compared to 38,000 units sold in the quarter ending December 31, 1997. The increase in royalty income reflected increased demand in both the U.S. and European markets versus the same quarter a year earlier as well as an increase in total royalty per unit resulting from the Patent Acquisition Agreement. As the Company's Strategic Alliance Partner continues to increase production and enhance marketing efforts for the Angio-Seal in the United States and in Europe, the Company expects royalty income to become an increasingly significant source of revenue. Royalty rates are based on volume of units sold and are equivalent in both the domestic and foreign licensing agreements with the Company's Strategic Alliance Partner.

         Cost of products sold increased 12% to $1,161,000 in the three months ended December 31, 1998 from $1,041,000 in the three months ended December 31, 1997. This increase reflects greater net sales of products offset by favorable trends in gross margins.

         Research and development expense, including regulatory and clinical expense, increased 3% to $1,429,000 in the three months ended December 31, 1998 from $1,394,000 in the three months ended December 31, 1997. The Company continues to assist in the development of the Angio-Seal and has expanded development on its biomaterials products, including absorbable polymers and collagen. In addition, the Company has significantly expanded its development efforts in revascularization technology as it targets commencement of clinical trials on the AVS in the second half of fiscal year 1999. The Company expects research and development expense to continue at recent levels, if not slightly increase, as it continues to assist its Strategic Partner in the development of the Angio-Seal, investigates and develops new products, conducts clinical trials and seeks regulatory approval for its proprietary products.

         Selling, general and administrative expense increased 22% to $541,000 in the three months ended December 31, 1998 from $444,000 in the three months ended December 31, 1997. This increase was primarily a result of legal expenses incurred related to the Company's ongoing patent infringement suit as well as one-time advisory fees incurred during the quarter.

         Interest expense increased 186% to $60,000 in the three months ended December 31, 1998 from $21,000 in the three months ended December 31, 1997. This increase was due to the Company's balance under the line of credit increasing from $500,000 to $2,000,000 as well as interest charges recorded in relation to the obligation under the Company's Patent Acquisition Agreement. Interest income decreased to $129,000 in the three months ended December 31, 1998 from $136,000 in the three months ended December 31, 1997 as a result of a slight decrease in average total cash and investment balances.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997

         Revenues for these periods consisted of net sales, research and development revenue, and royalty income. Revenues increased 68% to $7,266,000 in the six months ended December 31, 1998 from $4,327,000 in the six months ended December 31, 1997. Net sales of products increased 85% to $3,206,000 from $1,736,000 for the six months ended December 31, 1998 and 1997, respectively. Research and development revenues decreased 34% to $1,160,000 from $1,762,000 for the six months ended December 31, 1998 and 1997, respectively. The increase in net sales was mainly attributable to an increase in Angio-Seal components sold to the Company's Strategic Alliance Partner, as a result of increased demand in the U.S. and European markets, as well as increases in sales of commercial bioabsorbable OEM polymer and collagen products. The decrease in research and development revenues relates to decreased performance of contract research and development for the Company's Strategic Alliance Partner as they assumed a more active role in the Angio-Seal R&D programs and as the 6F product nears commercialization.

         Royalty income increased 250% to $2,900,000 from $829,000 in the six months ended December 31, 1998 and 1997, respectively. Approximately 155,000 Angio-Seal units were sold to end-users in the six months ending December 31, 1998 compared to 60,000 units sold in the six months ending December 31, 1997. The increase in royalty income reflected increased demand in both the U.S. and European markets versus the same period a year earlier as well as an increase in total royalty per unit resulting from the Patent Acquisition Agreement. As the Company's Strategic Alliance Partner continues to increase production and enhance marketing efforts of the Angio-Seal in the United States and in Europe, the Company expects royalty income to become an increasingly significant source of revenue. Royalty rates are based on volume of units sold and are equivalent in both the domestic and foreign licensing agreements with the Company's Strategic Alliance Partner.

         Cost of products sold increased 31% to $2,439,000 in the six months ended December 31, 1998 from $1,857,000 in the six months ended December 31, 1997. This increase reflects greater net sales of products offset by favorable trends in gross margins.

         Research and development expense, including regulatory and clinical expense, increased 10% to $2,827,000 in the six months ended December 31, 1998 from $2,580,000 in the six months ended December 31, 1997. The Company continues to assist in the development of the Angio-Seal and has expanded its development efforts on biomaterials products, including absorbable polymers and collagen. In addition, the Company has significantly expanded its development in revascularization technology as it targets commencement of clinical trials on the AVS in the second half of fiscal year 1999. The Company expects research and development expense to continue at recent levels, if not slightly increase, as it continues to assist in the development of the Angio-Seal, investigates and develops new products, conducts clinical trials and seeks regulatory approval for its products.

         Selling, general and administrative expense increased 38% to $1,115,000 in the six months ended December 31, 1998 from $808,000 in the six months ended December 31, 1997. This increase was primarily a result of legal expenses incurred related to the patent infringement suit against Perclose, Inc. which was initiated in March 1998 as well as one-time advisory fees incurred during the quarter.

         Interest expense increased 255% to $126,000 in the six months ended December 31, 1998 from $36,000 in the six months ended December 31, 1997. This increase was due to the Company's balance under the line of credit increasing from $500,000 to $2,000,000 as well as interest charges recorded in relation to the obligation under the Company's Patent Acquisition Agreement. Interest income decreased slightly, to $263,000 in the six months ended December 31, 1998, from $269,000 in the six months ended December 31, 1997. Total average cash and investment balances have remained fairly consistent.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in the Company's operating activities during the six months ended December 31, 1998 and 1997 was $396,000 and $349,000, respectively. In the six months ending December 31, 1998, changes in asset and liabilities resulted in a $1,998,000 use of cash, which was offset by a net income of $1,025,000. In comparison, changes in asset and liabilities resulted in a $87,000 use of cash and the Company had a net loss of $679,000 in the six months ending December 31, 1997. Depreciation and amortization increased $160,000 in the six months ended December 31, 1998 from the six months ended December 31, 1997.

         Capital expenditures were $644,000 for the six months ended December 31, 1998, primarily representing leasehold improvements and machinery and equipment related to the continued expansion of the Company's manufacturing capabilities principally its collagen and polymer product lines.

         The Company's cash, cash equivalents and short-term investments were $6,469,000 at December 31, 1998. In addition, the Company has pledged $1,949,000 in investments (not included in the $6,469,000) as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock at the time of the IPO. In exchange for the Company's pledging this collateral, the employees have pledged their Common Stock as collateral to the Company.

         The Company has a $2,000,000 bank revolving line of credit that converts to a term loan payable in 60 equal installments beginning January 1, 2000. A portion of this loan will be repaid with the proceeds of a $5 million tax-free loan which was obtained by the Company subsequent to December
31, 1998. The remaining proceeds of the tax-free loan will be used to finance the Company's capital financing needs through June 30, 2000. The Company received a $3,000,000 royalty advance under the License Agreement upon receipt of FDA approval of the Angio-Seal in fiscal year 1997. This royalty advance continues to be reduced as the Company exceeded minimum royalty stipulations under the Licensing Agreement.

         In November 1997, the Company acquired patents under a Patent Acquisition Agreement in exchange for 200,000 shares of common stock and a series of eight quarterly cash payments, beginning on March 31, 1998, totaling $1.2 million. The patents were recorded on the balance sheet at the value of the shares on the date of the agreement plus the present value of the $1.2 million cash and any legal and other related costs incurred to acquire such patents. The present value of the cash payments ($1.1 million) was recorded between short and long-term liabilities at December 31, 1997. The remaining balance at December 31, 1998 is $664,000.

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

SALE OF ANGIO-SEAL PRODUCT LINE

          On February 5, 1999, TYCO International Ltd., the Company's Strategic Partner, announced the sale of the marketing and manufacturing rights of the Angio-Seal product line to St. Jude Medical, Inc. Under the purchase agreement, all of the Company's agreements with its current Strategic Partner will be transferred to St. Jude Medical, Inc. and the transaction is expected to close by the end of March 1999.


YEAR 2000 COMPLIANCE
         The Company began work on the computer Year 2000 issue in fiscal year 1998 and expects to complete its efforts by the end of fiscal year 1999. Software applications, hardware and related information and non-information technologies have been, or are in the process of being, upgraded or replaced to ensure that all systems are Year 2000 compliant. Replacing hardware or software in this fashion is considered a normal cost of doing business and is being expensed or capitalized as appropriate. The Company is also working with its significant suppliers and customers to address any impact of their Year 2000 issues on the Company. The Company does not warrant, however, that these companies' year 2000 compliance activities will be completely successful. Management does not anticipate that the costs of year 2000 compliance will have a material effect on the Company's results of operations, cash flows, or financial position. The Company does not presently expect that its operations will be materially affected by problems with its computer systems or those of third parties with whom it deals.

         Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for fiscal year 1999 and beyond to differ materially from those in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, the time, effort and priority level that the Company's Strategic Alliance Partner and its successors attach to the Angio-Seal and the Strategic Alliance Partner's ability to successfully market and manufacture the Angio-Seal, the Company's ability to manufacture Angio-Seal components, the results of ongoing clinical trials and timing of additional regulatory approvals, announcements of technological innovations or the introduction of new products by the Company or its competitors, competition of puncture closure devices in general, general business conditions in the healthcare industry and general economic conditions. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the common stock.

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

                                                KENSEY NASH CORPORATION


Date:    February 16, 1999                      By:  /s/ Wendy F. DiCicco
                                                     ---------------------------
                                                     Wendy F. DiCicco
                                                     Chief Financial Officer