Form 10-Q
period 1999-03-31
KENSEY NASH CORP
filed 1999-05-17
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: MARCH 31, 1999

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
              (Address of principal executive offices and zip code)


       Registrant's telephone number, including area code: (610) 524-0188


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         As of April 30, 1999, there were outstanding 7,469,460 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION

                          QUARTER ENDED MARCH 31, 1999


                                      INDEX

                                                                                            PAGE

PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS
                           Consolidated Balance Sheets
                             as of March 31, 1999  (Unaudited) and June 30, 1998 .........    3

                           Consolidated Statements of Operations
                             for the three and nine months ended March 31,
                             1999 and 1998 (Unaudited) ...................................    4

                           Consolidated Statements of Stockholders' Equity as of
                             March 31, 1999 (Unaudited) and June 30, 1998 ................    5

                           Consolidated Statements of Cash Flows
                             for the nine months ended March 31, 1999 and 1998 (Unaudited)    6

                           Notes to Consolidated Financial Statements (Unaudited) ........    7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........................   10


PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................................   15


SIGNATURES           .....................................................................   16


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------
                                                                                MARCH 31,       JUNE 30,
                                                                                   1999           1998
                                                                               ------------    ------------
ASSETS                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  2,825,530    $  1,407,684
  Short-term investments                                                          5,304,364       6,368,866
  Trade receivables                                                               2,520,527       1,369,960
  Royalties receivable  (Note 2)                                                  1,262,646         645,784
  Other receivables (including approximately $91,000 and $59,000 at
       March 31, 1999 and June 30, 1998, respectively, due from employees)          374,609         225,424
  Inventory (Note 3)                                                                694,616       1,027,326
  Prepaid expenses and other                                                        352,817         200,169
                                                                               ------------    ------------
         Total current assets                                                    13,335,109      11,245,213
                                                                               ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements                                                          4,023,373       4,006,066
  Machinery, furniture and equipment                                              4,357,717       3,599,827
  Construction in progress                                                          398,419         191,154
                                                                               ------------    ------------
         Total property, plant and equipment                                      8,779,509       7,797,047
  Accumulated depreciation                                                       (3,541,349)     (2,843,785)
                                                                               ------------    ------------
         Net property, plant and equipment                                        5,238,160       4,953,262
OTHER ASSETS:
  Restricted investments (Note 4)                                                 5,274,387       1,914,418
  Property under capital leases, net                                                 35,964          61,181
  Acquired patents, net of accumulated amortization of $318,228 and $127,291
       at March 31, 1999 and June 30, 1998, respectively                          3,674,181       3,865,118
                                                                               ------------    ------------
      Total other assets                                                          8,984,532       5,840,717
                                                                               ------------    ------------

TOTAL                                                                          $ 27,557,801    $ 22,039,192
                                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                             $  1,004,193    $    639,605
  Accrued expenses                                                                  893,752         551,573
  Current portion of debt, obligation under patent acquisition agreement
        and capital lease obligations                                               561,877         577,891
  Deferred revenue                                                                   15,250          53,120
                                                                               ------------    ------------
         Total current liabilities                                                2,475,072       1,822,189
                                                                               ------------    ------------
DEFERRED REVENUE - ROYALTIES (Note 2)                                             1,084,592       1,979,580
DEBT,  OBLIGATION UNDER PATENT ACQUISITION AGREEMENT
    and OBLIGATION UNDER CAPITAL LEASES, long-term portion                        6,060,638       2,373,960
                                                                               ------------    ------------
         Total liabilities                                                        9,620,302       6,175,729
                                                                               ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at March 31, 1999 and June 30, 1998
  Common stock, $.001 par value, 25,000,000 shares authorized, 7,469,460 and
       7,459,272 shares issued and outstanding at
       March 31, 1999 and June 30, 1998, respectively                                 7,469           7,459
  Capital in excess of par value                                                 37,687,769      37,597,381
  Accumulated deficit                                                           (19,757,739)    (21,741,377)
                                                                               ------------    ------------
      Total stockholders' equity                                                 17,937,499      15,863,463
                                                                               ------------    ------------
TOTAL                                                                          $ 27,557,801    $ 22,039,192
                                                                               ============    ============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           MARCH 31,                       MARCH 31,
                                                ------------------------------------------------------------
                                                     1999            1998            1999             1998
REVENUES (Notes 1 and 2):
  Net sales                                     $  1,789,974    $  1,602,429    $  4,996,010    $  3,338,785
  Research and development                           451,677       1,079,343       1,611,315       2,841,313
  Royalty income (Note 2 and 8)                    2,126,718         925,183       5,026,853       1,754,228
                                                ------------    ------------    ------------    ------------
           Total revenues                          4,368,369       3,606,955      11,634,178       7,934,326
                                                ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                            1,274,399         994,604       3,713,322       2,851,323
  Research and development                         1,438,534       1,507,672       4,265,523       4,087,332
  Selling, general and administrative                781,762         400,512       1,896,657       1,208,562
                                                ------------    ------------    ------------    ------------
           Total operating costs and expenses      3,494,695       2,902,788       9,875,502       8,147,217
                                                ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                        873,674         704,167       1,758,676        (212,891)
                                                ------------    ------------    ------------    ------------

OTHER INCOME:
  Interest income                                    180,605         136,639         443,837         405,823
  Interest expense                                   (95,836)        (31,183)       (221,731)        (66,690)
  Other                                                  488              99           2,856           4,292
                                                ------------    ------------    ------------    ------------
           Total other income - net                   85,257         105,555         224,962         343,425
                                                ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                           958,931         809,722       1,983,638         130,534
Provision for income taxes (Note 5)
                                                ------------    ------------    ------------    ------------
NET INCOME                                      $    958,931    $    809,722    $  1,983,638    $    130,534
                                                ============    ============    ============    ============

EARNINGS PER COMMON SHARE and
   EARNINGS PER COMMON SHARE -                  $       0.13    $       0.11    $       0.27    $       0.02
   assuming dilution (Note 1)                   ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING (Note 1)                      7,513,359       7,699,505       7,478,887       7,504,584
                                                ============    ============    ============    ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------
                                                                           CAPITAL
                                                    COMMON STOCK          IN EXCESS
                                              ------------------------      OF PAR        ACCUMULATED
                                                 SHARES       AMOUNT        VALUE          DEFICIT           TOTAL
                                              --------------------------------------------------------------------------

BALANCE, JUNE 30, 1997                         7,198,251   $      7,198   $ 34,203,807   $(22,084,059)   $ 12,126,946

   Exercise of stock options                      61,021             61        556,174                        556,235
   Shares issued under Patent Acquisition
       Agreement                                 200,000            200      2,837,400                      2,837,600
   Net income                                                                                 342,682         342,682
                                            ------------   ------------   ------------   ------------    ------------
BALANCE, JUNE 30, 1998                         7,459,272          7,459     37,597,381    (21,741,377)     15,863,463

   Exercise of stock options                      10,188             10         90,388                        90,388
   Net income                                                                               1,983,638       1,983,638
                                            ------------   ------------   ------------   ------------    ------------
BALANCE, MARCH 31, 1999 (Unaudited)            7,469,460   $      7,469   $ 37,687,769   $(19,757,739)   $ 17,937,499
                                            ============   ============   ============   ============    ============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-----------------------------------------------------------------------------------------------------------

                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                -------------------------------
                                                                    1999                1998
OPERATING ACTIVITIES:
  Net income                                                    $ 1,983,638         $   130,534

  Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
       Depreciation and amortization                                913,718             689,774
  Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                       (1,916,614)         (1,541,249)
       Prepaid expenses and other current assets                   (152,648)            108,929
       Inventory                                                    332,710            (438,058)
       Accounts payable and accrued expenses                        706,767             473,229
       Deferred revenue                                            (932,858)           (369,106)
                                                                -----------          ----------
        Net cash provided by (used in) operating activities         934,713            (945,947)
                                                                -----------          ----------

INVESTING ACTIVITIES:
  Patent costs capitalized                                                              (69,539)
  Additions to property, plant and equipment                       (982,462)         (1,451,902)
  Purchase of restricted investments                             (3,359,969)
  Sale of investments                                             1,064,502           1,702,616
                                                                -----------          ----------
        Net cash (used in) provided by investing activities      (3,277,929)            181,175
                                                                -----------          ----------

FINANCING ACTIVITIES:
  Principal payments under capital leases                           (28,560)            (33,538)
  Repayments of patent acquisition obligation                      (375,776)           (125,000)
  Proceeds from long-term debt                                    5,000,000             925,000
  Repayments of long-term debt                                     (925,000)
  Exercise of stock options                                          90,398             541,857
                                                                -----------          ----------
        Net cash provided by financing activities                 3,761,062           1,308,319
                                                                -----------          ----------

INCREASE IN CASH AND CASH EQUIVALENTS                             1,417,846             543,547

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    1,407,684             868,180
                                                                -----------          ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 2,825,530         $ 1,411,727
                                                                ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                        $   204,830         $    66,690
                                                                ===========         ===========
  Cash paid for income taxes                                    $    30,000         $
                                                                ===========         ===========


See notes to consolidated financial statements

                             KENSEY NASH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- CONSOLIDATED FINANCIAL STATEMENTS
         BASIS OF PRESENTATION
         The consolidated balance sheet at March 31, 1999, the consolidated statements of operations for the three and nine months ended March 31, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended March 31, 1999 are not necessarily indicative of operating results for the full year.

         CASH AND CASH EQUIVALENTS
         Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

         EXPORT SALES
         Export sales from the Company's U.S. operations to unaffiliated customers in Europe totaled $102,878 and $15,000 for the three months ended March 31, 1999 and 1998, respectively and $242,893 and $72,035 for the nine months ended March 31, 1999 and 1998, respectively.

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

NOTE 2 -- DEFERRED REVENUE - ROYALTIES
         Upon receipt of pre-market approval for the 8 French ("F") size Angio-Seal device (the "Angio-Seal") from the Food and Drug Administration (the "FDA") on September 30, 1996, the Company received a $3 million advance on future royalties under the Company's licensing agreement (the "Licensing Agreement") with its Strategic Alliance Partner. Such advance has been recorded as deferred revenue. The Licensing Agreement provides for certain minimum royalty payments ("Minimum Royalty") during the first five years after receiving FDA approval (each royalty year begins on October 1 and ends on September
         30). As stipulated in the Licensing Agreement, the $3 million advance will be reduced in each period by 50% of royalties earned in excess of the Minimum Royalty in any royalty year. The remainder of royalties earned will be received as cash proceeds by the Company. At March 31, 1999, the Company had exceeded the first, second and third royalty year (periods ended September 30, 1997, 1998 and 1999) Minimum Royalties by $352,310, $3,058,970 and $419,534,
         respectively. The deferred revenue balance has been reduced by 50% of such total excess, to $1,084,592. As the Company cannot reasonably estimate the excess, if any, of future royalty payments over the Minimum Royalty in each year, the entire balance has been classified as long-term at March 31, 1999.

NOTE 3 -- INVENTORY
         Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or markets. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                                     MARCH 31, 1999            JUNE 30, 1998
Raw materials                                         $  646,984                  $  971,357
Work in process                                           47,632                      55,969
                                                      ----------                ------------
Total                                                 $  694,616                  $1,027,326
                                                      ==========                ============

NOTE 4 -- COMMITMENTS AND CONTINGENCIES
         The Company has pledged $1,949,387 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred by such employees as the result of the receipt of Common Stock at the Company's IPO. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $1,823,967 at March 31, 1999.

         As of March 31, 1999, the Company had $3,325,000 in investments, which are restricted under a debt agreement with a bank (see Note 6).

NOTE 5 -- INCOME TAXES
         As of June 30, 1998, the Company had net operating loss carryforwards ("NOLs") for federal and state tax purposes totaling $18.0 and $2.8 million, respectively. However, the Company anticipates that it will be subject to the federal alternative minimum tax ("AMT") in the current year. The Company's NOLs may only be utilized for AMT purposes to the extent that the net operating loss does not exceed 90% of current alternative minimum taxable income. The payment of the AMT ($30,000 for the nine months ended March 31, 1999) has generated AMT tax credits that are recorded as deferred tax assets.

NOTE 6 -- DEBT

         On January 21, 1999 the Company entered into a $5 million tax-free revolving credit and term loan agreement ("the Tax Free Loan") with a bank. The bank purchased the Company's $5 million tax exempt bond issue, which was made through the local development authority, and made the proceeds available to the Company under the Tax Free Loan. Of the $5 million proceeds, $925,000 was used to pay down the Company's existing balance under its $2 million term loan. The remaining proceeds of the Tax Free Loan are held by the bank in investments restricted for the Company's capital equipment financing through June 30, 2000. As of March 31, 1999, the restricted investment balance was $3,325,000. The Tax Free Loan bears interest at the five year U.S. Treasury rate plus 1%, adjusted quarterly on the first day of each of February, May, August and

         November. The assets of the Company, with the exception of the Company's patents, collateralize the Tax Free Loan.

NOTE 7 -- 6F ANGIO-SEAL EUROPEAN COMMUNITY MARK APPROVAL

         In February the Company announced European Community ("CE") Mark Approval had been granted for its new 6F Angio-Seal puncture closure device. CE Mark approval allows the sale of the device throughout the European Union. This smaller version of the Company's 8F Angio-Seal, currently marketed in both the US and Europe, is designed to seal arterial punctures 6F and smaller and address the largest segment of the puncture closure market.

NOTE 8 -- STRATEGIC ALLIANCE PARTNER

         On March 16, 1999, St. Jude Medical, Inc. ("St. Jude") announced the completion of its acquisition of the marketing and manufacturing rights of the Angio-Seal Product Line from TYCO International Ltd. ("TYCO"), the Company's previous Strategic Alliance Partner. Under the purchase agreement, all of the Company's agreements with its Strategic Alliance Partner will be transferred to St. Jude. Accordingly, St. Jude replaced TYCO as the Company's Strategic Alliance Partner upon finalization of the acquisition.

         The Company received additional royalty payments (the "Supplemental Royalty") from the previous owner of the Angio-Seal License Agreements, TYCO, in the amount of $1.5 million. The Supplemental Royalty was to compensate the Company for lost Angio-Seal sales and expenses incurred during the ongoing transition of corporate ownership of the Angio-Seal License Agreements to St. Jude. The payments were made in two equal installments on March 29, 1999 and April 5, 1999. As such, the Company has recorded the first payment of $750,000 as royalty income for the quarter ending March 31, 1999.

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

         On March 16, 1999, St. Jude Medical, Inc. ("St. Jude") announced the completion of its acquisition of the marketing and manufacturing rights of the Angio-Seal product line from TYCO International Ltd. ("TYCO"), the Company's previous Strategic Alliance Partner. Under the purchase agreement, all of the Company's agreements with its Strategic Alliance Partner will be transferred to St. Jude. Accordingly, St. Jude replaced TYCO as the Company's Strategic Alliance Partner upon finalization of the acquisition.

         In February the Company announced European Community ("CE") Mark Approval had been granted for its new 6F Angio-Seal puncture closure device. CE Mark approval allows the sale of the device throughout the European Union. This smaller version of the Company's 8F Angio-Seal, currently marketed in both the US and Europe, is designed to seal arterial punctures 6F and smaller and address the largest segment of the puncture closure market.

         The Company has expanded its capabilities in absorbable biomaterials. The Company is currently manufacturing collagen products for third parties for use as delivery systems in numerous applications, including bone growth proteins, artificial skin for burn victims and drug delivery, for products in various stages of clinical trials. As a result of its absorbable polymer capabilities, the Company has entered the orthopedic marketplace as an OEM supplier of specialized products.

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Revenues for these periods consisted of net sales, research and development revenue and royalty income. Revenues increased 21% to $4,368,000 in the three months ended March 31, 1999 from $3,607,000 in the three months ended March 31, 1998. Net sales of products increased 12% to $1,790,000 from $1,602,000 for the three months ended March 31, 1999 and 1998, respectively. Research and development revenues decreased 58% to $452,000 from $1,079,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in net sales was attributable to an increase in both 8F Angio-Seal components and the addition of complete 6F Angio-Seal commercial devices as well as increased sales of commercial bioabsorbable OEM polymer and collagen products. The increases in sales of Angio-Seal components and devices, sold to the Company's Strategic Alliance Partner, come as a result of increased demand for the 8F product in the US and European markets, as well as the planned European launch of the new 6F Angio-Seal device by the Company's Strategic Alliance Partner. The decrease in research and development revenues is due to a reduction in research and development activity as the new 6F Angio-Seal transitioned from research and development to commercial launch. In addition, the Company was informed by its Strategic Alliance Partner that it would perform ongoing research and development in-house.

         Royalty income increased 130% to $2,127,000 from $925,000 in the three months ended March 31, 1999 and 1998, respectively. Approximately 72,000 Angio-Seal units were sold to end-users in the quarter ending March 31, 1999 compared to 51,000 units sold in the quarter ending March 31, 1998. The increase in royalty income reflected increased demand in both the U.S. and European markets versus the same quarter a year earlier as well as a $750,000 supplemental royalty payment received by the Company in March 1999 from the previous owner of the Angio-Seal Licensing Agreements, TYCO. As the Company's Strategic Alliance Partner continues to increase production and enhance marketing efforts for the Angio-Seal product line in the United States and in Europe, the Company expects royalty income to become an increasingly significant source of revenue. Royalty rates are based on volume of units sold and are equivalent in both the domestic and foreign licensing agreements with the Company's Strategic Alliance Partner.

         Cost of products sold increased 28% to $1,274,000 in the three months ended March 31, 1999 from $995,000 in the three months ended March 31, 1998. This increase reflects greater net sales of products in addition to unfavorable product mix which resulted in an unfavorable gross margin trend.

         Research and development expense, including regulatory and clinical expense, decreased 5% to $1,439,000 in the three months ended March 31, 1999 from $1,508,000 in the three months ended March 31, 1998. This decrease in expense is mainly attributable to the ongoing shift of development for the Angio-Seal to the Company's Strategic Alliance Partner as well as the commercialization of the 6F product. This decrease is offset by the Company's expansion of development efforts on its biomaterials products, including absorbable polymers and collagen. In addition, the Company continues its development efforts in revascularization technology as it targets commencement of clinical trials on the AVS. The Company expects research and development expense to increase as it investigates and develops new products, conducts clinical trials and seeks regulatory approval for its proprietary products.

         Selling, general and administrative expense increased 95% to $782,000 in the three months ended March 31, 1999 from $401,000 in the three months ended March 31, 1998. This increase was primarily a result of legal expenses incurred related to the Company's ongoing patent infringement suit.

         Interest expense increased 207% to $96,000 in the three months ended March 31, 1999 from $31,000 in the three months ended March 31, 1998. This increase was due to an increase in the Company's outstanding debt from $1,425,000 at March 31, 1998 to $6,075,000 at March 31, 1999. Interest income increased 32% to $181,000 in the three months ended March 31, 1999 from $137,000 in the three months ended March 31, 1998 as a result of an increase in average total cash and investment balances.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

         Revenues for these periods consisted of net sales, research and development revenue and royalty income. Revenues increased 47% to $11,634,000 in the nine months ended March 31, 1999 from

$7,934,000 in the nine months ended March 31, 1998. Net sales of products increased 50% to $4,996,000 from $3,339,000 for the nine months ended March 31, 1999 and 1998, respectively. Research and development revenues decreased 43% to $1,611,000 from $2,841,000 for the nine months ended March 31, 1999 and 1998, respectively. The increase in net sales was attributable to an increase in both 8F Angio-Seal components and the addition of complete 6F Angio-Seal commercial devices as well as increased sales of commercial bioabsorbable OEM polymer and collagen products. The increases in sales of Angio-Seal components and devices, sold to the Company's Strategic Alliance Partner, come as a result of increased demand for the 8F product in the US and European markets, as well as the planned European launch of the new 6F Angio-Seal device by the Company's Strategic Alliance Partner. The decrease in research and development revenues is due to a reduction in research and development activity as the new 6F Angio-Seal transitioned from research and development to commercial launch. In addition, the Company was informed by its Strategic Alliance Partner that it would perform ongoing research and development in-house.


         Royalty income increased 187% to $5,027,000 from $1,754,000 in the nine months ended March 31, 1999 and 1998, respectively. Approximately 227,000 Angio-Seal units were sold to end-users in the nine months ending March 31, 1999 compared to 110,000 units sold in the nine months ending March 31, 1998. The increase in royalty income reflected increased demand in both the U.S. and European markets versus the same period a year earlier as well as an increase in total royalty per unit resulting from the Patent Acquisition Agreement. In addition, the Company received a $750,000 supplemental royalty payment in March 1999 from the previous owner of the Angio-Seal Licensing Agreements, TYCO. As the Company's Strategic Alliance Partner continues to increase production and enhance marketing efforts of the Angio-Seal product line in the United States and in Europe, the Company expects royalty income to become an increasingly significant source of revenue. Royalty rates are based on volume of units sold and are equivalent in both the domestic and foreign licensing agreements with the Company's Strategic Alliance Partner.

         Cost of products sold increased 30% to $3,713,000 in the nine months ended March 31, 1999 from $2,851,000 in the nine months ended March 31, 1998. This increase reflects greater net sales of products, which resulted in favorable trends in gross margins.

         Research and development expense, including regulatory and clinical expense, increased 4% to $4,266,000 in the nine months ended March 31, 1999 from $4,087,000 in the nine months ended March 31, 1998. The Company continued to assist in the development of the Angio-Seal and has expanded its development efforts on biomaterials products, including absorbable polymers and collagen. In addition, the Company has significantly expanded its development in revascularization technology as it targets commencement of clinical trials on the AVS. The Company expects research and development expense to increase as it investigates and develops new products, conducts clinical trials and seeks regulatory approval for its products.

         Selling, general and administrative expense increased 57% to $1,897,000 in the nine months ended March 31, 1999 from $1,209,000 in the nine months ended March 31, 1998. This increase was primarily a result of legal expenses incurred related to the Company's ongoing patent infringement suit.

         Interest expense increased 232% to $222,000 in the nine months ended March 31, 1999 from $67,000 in the nine months ended March 31, 1998. This increase was due to the Company's balance under the line of credit increasing from $1,425,000 to $6,075,000 as well as interest charges recorded in relation to the obligation under the Company's Patent Acquisition Agreement. Interest income increased

9%, to $444,000 in the nine months ended March 31, 1999, from $406,000 in the nine months ended March 31, 1998 as a result of an increase in average total cash and investment balances.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by the Company's operating activities during the nine months ended March 31, 1999 was $935,000, while net cash used by the Company's operating activities during the nine months ended March 31, 1998 was $946,000. In the nine months ending March 31, 1999, changes in asset and liability balances resulted in a $1,963,000 use of cash, which was offset by a net income of $1,984,000 and non-cash depreciation and amortization of $914,000. Changes in asset and liability balances resulted in a $1,766,000 use of cash offset by net income of $131,000 in the nine months ending March 31, 1998. Depreciation and amortization increased $224,000 in the nine months ended March 31, 1999 from the nine months ended March 31, 1998.

         Capital expenditures were $982,000 for the nine months ended March 31, 1999, primarily representing machinery and equipment and leasehold improvements related to the continued expansion of the Company's manufacturing capabilities, principally its collagen and polymer product lines.

         The Company's cash, cash equivalents and short-term investments were $8,130,000 at March 31, 1999. In addition, the Company has $5,274,000 in restricted investment accounts (not included in the $8,130,000). The Company has pledged $1,949,000 in investments as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock at the time of the IPO. In exchange for the Company's pledging this collateral, the employees have pledged their Common Stock as collateral to the Company. The Company also has $3,325,000 in investments restricted for capital spending through June 30, 2000.

         In January 1999, the Company entered into a $5 million tax-free revolving credit and term loan agreement ("the Tax Free Loan") with a bank. The bank purchased the Company's $5 million tax exempt bond issue, which was made through the local development authority, and made the proceeds available to the Company under the Tax Free Loan. The Company had a $2,000,000 term loan payable in 60 equal installments beginning February 1, 2000. A portion of this term loan was repaid with the proceeds of the Tax Free Loan. The remaining proceeds of the Tax Free Loan will be used to finance the Company's capital financing needs through June 30, 2000. The Company received a $3,000,000 royalty advance under the License Agreement upon receipt of FDA approval of the Angio-Seal in fiscal year 1997. This royalty advance continues to be reduced as the Company exceeded minimum royalty stipulations under the Licensing Agreement.

         In November 1997, the Company acquired patents under a Patent Acquisition Agreement in exchange for 200,000 shares of common stock and a series of eight quarterly cash payments, beginning on March 31, 1998, totaling $1.2 million. The patents were recorded on the balance sheet at the value of the shares on the date of the agreement plus the present value of the $1.2 million cash and any legal and other related costs incurred to acquire such patents. The present value of the cash payments ($1.1 million) was recorded between short and long-term liabilities at December 31, 1997. The remaining balance at March 31, 1999 is $503,000.

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

         The Company plans to continue to expend substantial resources to fund clinical trials to gain regulatory approvals and continue to expand research and development activities particularly for its revascularization technology and biomaterials products.

         The Company believes cash generated from operations as well as funds available under financing arrangements with its bank will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

YEAR 2000 COMPLIANCE
         The Company began work on the computer Year 2000 issue in fiscal year 1998 and expects to complete its efforts by the end of fiscal year 1999. Software applications, hardware and related information and non-information technologies have been, or are in the process of being, upgraded or replaced to ensure that all systems are Year 2000 compliant. Replacing hardware or software in this fashion is considered a normal cost of doing business and is being expensed or capitalized as appropriate. The Company is also working with its significant suppliers and customers to address any impact of their Year 2000 issues on the Company. The Company does not warrant, however, that these companies' year 2000 compliance activities will be completely successful. Management does not anticipate that the costs of year 2000 compliance will have a material effect on the Company's results of operations, cash flows or financial position. The Company does not presently expect that its operations will be materially affected by problems with its computer systems or those of third parties with whom it deals.

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

                                KENSEY NASH CORPORATION


Date:    May 17, 1999           By: /s/ Wendy F. DiCicco
                                    -----------------------------
                                    Wendy F. DiCicco
                                    Chief Financial Officer