Form 10-K
period 1999-06-30
KENSEY NASH CORP
filed 1999-09-28
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended: JUNE 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock (based upon the per share closing price of $12.00 on September 17, 1999 and, in making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock) was approximately $89,661,120.

         The number of shares outstanding of the registrant's Common Stock, par value $.001, as of September 17, 1999 was 7,471,760.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following document are incorporated by reference into this report:
          Definitive Proxy Statement in connection with the 1999 Annual
                             Meeting of Stockholders

                 ----------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

Kensey Nash Corporation (the "Company") designs, develops, manufactures and markets, both individually and in conjunction with third parties, medical devices for use primarily in the cardiovascular and orthopedic markets. The Company was founded in Delaware in 1984 by Dr. Kenneth Kensey and Mr. John Nash.

The Company is a leader in the cardiac catheterization puncture closure market (the "Puncture Closure Market") with its Angio-Seal device (the "Angio-Seal"). The Angio-Seal is an absorbable medical device for the sealing of arterial punctures created during cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company's 8 French ("F") Angio-Seal, a leader in the worldwide Puncture Closure Market, has been on the European and US markets since 1995 and 1996, respectively. The Company believes this is due to the ease-of-use (quickest deployment time in the market) as well as the clinical efficacy (time-to-hemostasis, time-to-ambulation and low complication rates) which has been demonstrated in both clinical trials and daily use. In February 1999, the Company announced European Community ("CE") Mark approval had been granted for the new 6F Angio-Seal puncture closure device. This smaller version of the Company's 8F Angio-Seal is designed to seal arterial punctures 6F and smaller and addresses the largest segment of the Puncture Closure Market. The Company has submitted to the US Food and Drug Administration ("FDA") for US approval. The Company filed its first patent related to the Angio-Seal in 1987 and entered into a long-term strategic relationship granting manufacturing, marketing and distribution rights to a strategic alliance partner (originally American Home Products ("AHP" or "Strategic Alliance Partner") in 1991. The Company participates in the Puncture Closure Market primarily through this relationship (see "Relationship with Strategic Alliance Partner" section below).

The Company's next product in the cardiovascular market is a revascularization device, the Aegis Vortex System ("AVS"). The AVS is a device designed to open occluded saphenous vein bypass grafts ("SVGs") while minimizing the risk of embolization, a common problem with current treatment alternatives. The AVS combines an atherectomy feature, a distal embolization protection balloon and an extraction system. The Company is developing the AVS utilizing its intellectual property and in-house expertise and will continue to expand possible applications of the AVS to include the treatment of in-stent restenosis, carotid artery occlusions and native coronaries. The initiation of clinical trials for the AVS was announced in July 1999.

The Company also has leading technology in the area of absorbable biomaterials and continues to expand its capabilities. The Company is currently manufacturing absorbable collagen and polymer products for third parties for use in orthopedic, cardiovascular, tissue regeneration, bone growth factors and drug delivery applications, among others, for products in various stages of clinical trials and commercial availability. The Company has a contract with its Strategic Alliance Partner to supply a minimum of 50% of the Angio-Seal collagen plug requirements until May 2000. To date, the Company has been the exclusive manufacturer of the collagen plug for the Angio-Seal. The Company has also been the exclusive manufacturer of the absorbable polymer anchor component of the Angio-Seal. The Company expects its Strategic Alliance Partner to take over manfacturing of the anchor during fiscal 2000.

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

The cardiovascular catheterization market consists of diagnostic (angiography) and therapeutic (angioplasty, atherectomy, stent placement) procedures. Currently, over 5.2 million diagnostic cardiac catheterization procedures, angiographies, are performed worldwide each year. During an angiography procedure, a dye is injected into the coronary arteries and viewed on an x-ray imaging system to determine the extent and location of arterial blockages. Once the physician determines the extent of the blockages, any number of therapeutic procedures may be performed, sometimes through the same access puncture.

Currently, there are an estimated 1.7 million total therapeutic procedures performed worldwide each year, including angioplasties, atherectomies, and the placement of stents. An angioplasty is a procedure in which a balloon is inserted into the artery and inflated to compress the blockage against the arterial wall, enlarging the artery and increasing blood flow. An atherectomy uses a miniature cutting system or a high speed rotating burr to debulk the artery plaque. The placement of stents, used in conjunction with these procedures, is extremely popular and it is one of the fastest growing segments of this cardiovascular market. A stent is a metal device, resembling a small coil, that is permanently implanted in an artery to support the arterial wall and increase blood flow, therefore, reducing and delaying the risk of the artery closing again (restenosis). In many of the therapeutic procedures, such as atherectomies and the placement of stents, physicians use high levels of anticoagulants (blood thinning therapies) and larger arterial punctures, which often lead to increased bleeding and related puncture site complications. These procedures, due to their potential puncture site complications, have created an increased awareness of the need for arterial puncture closure devices.

Together, there are currently over 7.0 million diagnostic and therapeutic cardiac catheterizations performed each year. Depending on the procedure, and the size of the catheter necessary to perform the procedure, a cardiac catheterization creates a puncture in the artery that typically ranges in size from a 5F to a 10F. The Company believes the Angio-Seal addresses the needs of both the diagnostic and therapeutic cardiac catheterization markets.

REVASCULARIZATION MARKET OVERVIEW
Revascularization is the treatment of occluded coronary arteries, both native and grafts. When a native coronary artery is totally occluded a coronary artery bypass graft procedure ("CABG") is performed to circumvent the native artery and restore blood flow to the heart via the graft. The bypass graft is typically harvested from the patient's leg (the saphenous vein) and the graft is referred to as an SVG. There are approximately 600,000 worldwide coronary artery bypass surgeries performed annually, the majority of these surgeries involve three or more bypassed vessels. The SVGs occlude over time and an estimated 50% are occluded after ten years. The Company believes the total market for occluded SVGs to be approximately 250,000 annual procedures with a potential market size of $500 million.

The current treatment options include pharmaceutical management, repeat bypass surgery, percutaneous intervention and heart transplant. The Company believes it has a unique device, the Aegis Vortex System, a percutaneous interventional treatment, which combines an atherectomy feature, a distal protection balloon and an extraction system to target the occluded SVGs.

Future applications of the device may include the treatment of in-stent restenosis (the occlusion of a stent which has been placed in either a native artery or an SVG), carotid arteries and native coronary arteries.

BIOMATERIALS MARKET OVERVIEW
Biomaterials are substances of synthetic or natural origin which can treat, augment or replace tissue, organs or functions of the body. There are currently over 40 million medical treatments each year involving some form of implantable biomaterial. Segments of the biomaterials market include wound management, orthopedic implants and reconstructive surgery, drug delivery systems, cardiovascular, dental, and blood transfusions. The Company's biomaterials currently address several of these market segments, the largest of which are orthopedics and wound management.

Orthopedics. Biomaterials can be used to repair or regenerate most musculoskeletal tissues, including bone, cartilage, ligaments, meniscus, spinal discs and tendons. The worldwide biomaterials orthopedic device market is estimated to be a multi-billion dollar market. Collagen and polymers are among the biomaterials currently used for musculoskeletal repair in the form of bioresorbable fixation devices, bone replacement materials and bone growth factors. Most of the top competitors in the orthopedics industry have ventured into this new technology. These companies either have their own manufacturing capabilities or look to third party manufacturers to bring their designs to the market. The Company offers state-of the-art production capabilities and over a decade of experience in developing and manufacturing medical products made from absorbable biomaterials. These capabilities and the Company's experience have enabled the Company to develop relationships with several of the top competitors in the orthopedics market on the design, development and/or manufacture of orthopedic applications.

Wound Management. The US wound care market is a multi-billion dollar industry currently dominated by conventional bandages and dressings and surgical staples or sutures. There is a new generation of products which has been triggered by recent developments in biomaterials, tissue engineering and biotechnology. New products include genetically engineered topical drugs, bioengineered artificial skin, wound healing devices and biosynthetic dressings. Again, collagen and polymers are among the biomaterials being integrated into the wound care market. The Company's products have been used as an integral part of wound care products as diverse as hemostatic sponges, topical wound dressings, bioengineered skin and drug delivery matrices.

BUSINESS STRATEGY
The Company's primary goals include: the establishment of the Angio-Seal product line as the standard of care for closing arterial puncture sites associated with cardiovascular catheterizations; the completion of the clinical trial phase of the AVS and establishment of the device as a commercially available alternative for the treatment of SVG disease; and the continued expansion of its customer base and proprietary technologies in its biomaterials business segment. The Company continues to expand and research other technologies. The Company's goals are and will continue to be pursued through the following strategy:

         - Expand Angio-Seal Product Technology. The Company's 8F and 6F Angio-Seal devices seal arterial punctures 8F and 6F and smaller, respectively, and address the vast diagnostic and therapeutic markets, including balloon angioplasty and stenting. The Company received CE Mark approval for its 6F Angio-Seal in February of 1999 and has submitted a PMA supplement to the FDA for US approval. Approval is anticipated in the third quarter of fiscal year 2000.

         - Continued Development of Revascularization Technology. The Company will continue to develop the AVS, its device designed to address diseased SVGs. The Company believes it has a unique device for treating this currently unaddressed problem as the AVS combines the three features of atherectomy, distal protection and extraction. Clinical trials of the AVS commenced in July 1999. Additional development will include working toward additional applications for the device, including in-stent restenosis and carotid and native coronary arteries.

         - Expand Biomaterials Business. While the Company's original purpose in manufacturing collagen and absorbable polymer components was to supply its Strategic Alliance Partner with such components for the Angio-Seal product line, the Company has developed significant expertise in the processing, handling and manufacturing of bioabsorbable materials. The Company

         - manufactures several standard collagen products and can customize materials to meet specific customer specifications. The Company's collagen has been used as an integral part of products as diverse as hemostatic sponges, topical wound dressings, bioengineered skin, bone regeneration and drug delivery matrices. In addition, recent advances in biotechnology, biomaterials and tissue engineering have made absorbable polymers one of the fastest growing segments within the medical field, particularly in orthopedics. The Company provides a full array of mold design, injection-molding and compression molding services for absorbable polymers, tailored to meet the unique requirements of medical product manufacturers. The Company intends to continue to utilize its expertise to expand its position in the market as a supplier of absorbable polymer products and is already working with several companies that are leaders in the orthopedic market.

         - Develop Opportunities in Other Technology. The Company will continue to focus its research and development capabilities on developing new products that relate to its three technology platforms: puncture closure, revascularization and biomaterials.

RELATIONSHIP WITH STRATEGIC ALLIANCE PARTNER
The Company has a strategic alliance with St. Jude Medical, Inc. ("St.Jude") which incorporates United States and foreign license agreements, a research and development agreement and a collagen supply agreement (collectively, the "Strategic Alliance Agreements"). The Strategic Alliance Agreements were formerly with Tyco International Ltd. ("Tyco"). In November 1998, Tyco announced the sale of the License Agreements to St. Jude. The sale was finalized in March 1999. Under the terms of the sale, the Company's Strategic Alliance Agreements with Tyco were transferred to St. Jude. Prior to Tyco, the Strategic Alliance Agreements had been with AHP.

The Company's relationship with its Strategic Alliance Partner has enabled the Company to obtain critical funding to research and develop the Angio-Seal, complete clinical trials and gain regulatory approval in the US and Europe. This relationship provides access for the Angio-Seal product line to the major worldwide markets.

The License Agreements. Under the License Agreements, entered into in September 1991, the Company's Strategic Alliance Partner has exclusive rights to manufacture, market and distribute all current and future sizes of the Angio-Seal worldwide. The term "Angio-Seal" is a trademark of the Strategic Alliance Partner. The Company retains the rights of use for the puncture closure technology for other applications. Through fiscal 1997, the Company had earned $13.5 million in licensing and milestone fees as well as received a $3 million royalty advance from its Strategic Alliance Partner pursuant to the terms of the License Agreements. There are no further milestones or one-time payments under the License Agreements.

Under the License Agreements, the Company earns a royalty on each Angio-Seal sold worldwide, by its Strategic Alliance Partner. The royalty rates are based on volume of Angio-Seals sold and are equivalent in both License Agreements. In fiscal 1998, the Company acquired a patent portfolio as well as the rights of the seller under a pre-existing licensing agreement with AHP. As a result of this acquisition the Company now receives royalties under its existing Licensing Agreements as well as the royalties formerly paid to the seller under a separate licensing agreement (combined, the "Royalty Agreements"). The Royalty Agreements provide for minimum royalty payments for five years following FDA approval, which range from $450,000 in the first year to $4.1 million in the fifth year. If the Strategic Alliance Partner fails to pay the minimum, the Company is entitled to convert all of the Strategic Alliance Partner's rights under the License Agreements from exclusive to non-exclusive. Such right of conversion is the Company's sole remedy for the Strategic Alliance Partner's failure to make any minimum royalty payment, and if it is exercised, the Strategic Alliance Partner has no further obligation to make any minimum royalty payments to the Company.

The term of the License Agreements extends to the expiration date of the most recently issued licensed patent, including all continuations or supplements. Currently, the most recent patent for the Angio-Seal technology was issued in 1998, although the Company has applied for, and expects to have issued, additional patents in the future. The Strategic Alliance Partner may terminate the License Agreements any time after the fifth royalty year for any reason upon 12-months notice.

If a license under any third-party patent is necessary to make, use or sell the Angio-Seal product line, any payments and royalties for such third-party license, and any related attorney's fees, will be deducted from payments due to the Company, on a territory-by-territory basis, in an amount in any one year not to exceed one-half of any royalties in any such territory for such year.

The Research and Development Agreement. The Company and its Strategic Alliance Partner had an agreement whereby such partner funded certain ongoing Angio-Seal research and development costs incurred by the Company. The Company contributed one-third of such research and development costs while the Strategic Alliance Partner contributed the remaining two-thirds. This agreement has expired and the Company's Strategic Alliance Partner is planning to perform any remaining development work on the Angio-Seal product line. As of June 30, 1999, the Company had earned $14.2 million in research and development revenue from its Strategic Alliance Partner over the life of the agreement.

The Collagen Supply Agreement. Pursuant to an agreement with the Strategic Alliance Partner, the Company manufactures collagen to be used in the Angio-Seal. The agreement contains a minimum purchase requirement from the Company for five years beginning May 31, 1995.

PRODUCT OVERVIEW
The Company's existing and proposed products, their potential markets and regulatory status are summarized as follows. See the text below for additional details.


                                                                   UNITED STATES                INTERNATIONAL
                                         PROPOSED                REGULATORY STATUS         REGULATORY STATUS(1)
                      PRODUCT            APPLICATIONS                STATUS (1)
             ----------------------------------------------------------------------------------------------------------
             ANGIO-SEAL PRODUCT LINE

             8F Angio-Seal               Angiography,              FDA approval            CE Mark approval received
               Sealing 8F or smaller     angioplasty,              received September      September 1995.
               punctures.                placement of stents       1996.
                                         and peripheral
                                         radiology.

             6F Angio-Seal(2)            Angiography and           PMA supplement          CE Mark approval received
               Sealing 6F or smaller     certain therapeutic       submitted to the FDA    February 1999.
               punctures.                procedures.               June 1999.


             Collagen Plug for           Angio-Seal component.     See above.(3)           See above.(3)
             Angio-Seal

             Anchor Component for        Angio-Seal component.
             Angio-Seal                                            See above.(3)           See above.(3)

             ---------------------------------------------------------------------------------------------------------
             BIOMATERIALS PRODUCTS
             Medical grade collagen      Topical wound            Customers required to    Customers required to gain
                                         dressing; cultured       gain regulatory          regulatory approval for
                                         skin product for         approval for the end     the end use of their
                                         burn treatment;          use of their product.    product.
                                         surgical wound
                                         repair; drug
                                         delivery systems.

             Injection molded            Repair of soft           Customers required to    Customers required to gain
             absorbable polymer          tissue and bone          gain regulatory          regulatory approval for
             devices                     injury or defects.       approval for the end     the end use of their
                                                                  use of their product.    product.
             ----------------------------------------------------------------------------------------------------------
             REVASCULARIZATION TECHNOLOGY

             Aegis Vortex System         Opening diseased         Clinical trial phase.    Clinical trial phase.
                                         saphenous vein
                                         coronary bypass
                                         grafts.
             ----------------------------------------------------------------------------------------------------------


 (1) See "Government Regulation".
 (2) The 6F size of the device was not included in the PMA for the 8F Angio-Seal. A PMA supplement containing data from the clinical trials was filed with the FDA and the Company is awaiting approval before it can be commercially marketed in the United States.
 (3) The collagen plug and anchor are components for the different sizes of the Angio-Seal. Because the FDA and foreign regulatory bodies generally approve devices as complete systems, the regulatory status for each component for a specific size device is equivalent to that of the specific size Angio-Seal.

ANGIO-SEAL

The Angio-Seal Technology. The Angio-Seal acts to close and seal femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. The device consists of four components: an absorbable anchor that is seated securely against the inside surface of a patient's artery at the point of puncture, an absorbable collagen plug that is applied adjacent to the outside of the artery wall, an absorbable suture and a delivery system. The delivery system consists of an insertion sheath, puncture locator, guidewire, tamper tube and spring. The anchor and suture act as a pulley to position the collagen into the puncture tract, adjacent to the outside of the artery wall, to seal the puncture. The collagen induces the blood-clotting process at the puncture site and the anchor is designed to encapsulate into the artery wall. Based on the characteristics of the materials used, the anchor, collagen and suture are all absorbed into the patient's body within 60 to 90 days after the procedure. The Company believes that this mechanical (via the anchor) and biochemical (via the collagen) seal offers physicians a method for closing punctures with significant advantages over traditional manual or mechanical compression methods as well as other competitive products.

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

Advantages of the Angio-Seal over Manual and Mechanical Compression. Until recently, closing arterial punctures resulting from cardiovascular catheterizations was generally limited to manual or mechanical compression of the puncture site following the procedure. The Company believes, based on results of clinical trials and published reports, that the Angio-Seal has the following advantages over manual or mechanical compression:

         - Reduced Time to Ambulation. Clinical studies have shown reductions in the amount of time required for the removal of the introducer sheath used during the procedure and reduced times to hemostasis. A premarket approval application ("PMA") supplement was approved in September 1997 allowing the Company to expand the labeling of the Angio-Seal to include time-to-ambulation data (mean time to ambulation for Angio-Seal of 1.4 hours verses 6.6 hours for manual compression).

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

The Angio-Seal is currently a leader in the Puncture Closure Market with over 575,000 devices sold to-date. The Company believed that the Angio-Seal offers advantages over the competing methodologies (see "Competition") in its ability to provide quickly and easily both a mechanical and biochemical seal of arterial punctures.

AEGIS VORTEX SYSTEM
System Technology. The Aegis Vortex System is an interventional device designed to open blocked saphenous vein coronary bypass grafts, while minimizing the risk of embolization, a common problem with current treatment alternatives. The system incorporates a guidewire with an occlusion balloon inflated distal to the blockage, which is designed to prevent particles from going downstream during the procedure. The system then uses a high speed rotating tip with a vortex action designed to impact the blockages, including blood clots and more fibrous material commonly found in vein grafts.
The debris is then removed through an extraction system.

The current available treatment options include pharmaceutical management, repeat bypass surgery, percutaneous intervention and heart transplant. The AVS, a percutaneous interventional treatment, is designed to improve clinical outcomes while reducing patient trauma and reducing cost. The Company initiated clinical trials of the AVS in July 1999.

CLINICAL TRIALS AND REGULATORY STATUS
Angio-Seal. The Company obtained CE Mark approval from the EEC in September 1995 and FDA approval in the United States in September 1996 for its 8F Angio-Seal device. In September 1997, the Company received a PMA supplement approval allowing the Company to make additional labeling claims regarding early ambulation in diagnostic angiography patients.

The 6F Angio-Seal received CE Mark approval in February 1999 and in June 1999 a PMA supplement was submitted to the FDA for approval. The Company expects FDA approval for the 6F Angio-Seal to occur in the third quarter of fiscal year 2000.

Aegis Vortex System. The Company received Investigational Device Exemption ("IDE") approval from the FDA to commence clinical trials for its revascularization product, the AVS, in June 1999 and initiated the pilot clinical trials in July 1999. There are seven U.S. sites approved under the IDE.

SALES AND MARKETING
Angio-Seal. The Strategic Alliance Partner (St. Jude), is responsible for the worldwide sales of the Angio-Seal. The Angio-Seal has been on the European market since 1995 and in the US market since 1996. The Angio-Seal is currently being sold in the US, Canada, Latin America, the UK, Germany, Italy, France, Switzerland, Australia, Saudi Arabia, Israel, Austria, Spain, Malta and the Netherlands. To date, there have been over 575,000 devices sold to end users.

St. Jude is selling the Angio-Seal through dedicated sales forces in the US and Europe. Both the Company and St. Jude believe that dedicated sales forces are appropriate to cover the concentrated market of cardiovascular catheterization facilities that perform the majority of these procedures. The Strategic Alliance Partner has the sole right to determine the worldwide marketing and pricing strategy for the Angio-Seal product line.

Other products. As the Company develops new products, such as the AVS, it will continue to explore a variety of means to market and sell such products if and when they receive appropriate regulatory approvals. Such means include, but are not limited to, contracting with distributors, developing its own sales force and licensing products to third parties.

CUSTOMERS
Sales to the Company's Strategic Alliance Partner comprised 66%, 86% and 91% in the years ended June 30, 1999, 1998 and 1997, respectively, of total sales for the Company. The loss of the Strategic Alliance Partner as a customer would have a material adverse impact on the Company.

THIRD-PARTY REIMBURSEMENT
The Company believes that continued sales growth of the Angio-Seal may depend not only on its clinical efficacy and cost effectiveness, but also, in part, on the availability of third-party reimbursement. Separate reimbursement for the Angio-Seal is not expected to be available in the United States and there can be no assurance that reimbursement for the Angio-Seal will be available in international markets under either governmental or private reimbursement systems. In the United States, healthcare providers, such as hospitals and physicians, that purchase medical devices such as the Angio-Seal, generally rely on third-party payers, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic cardiovascular catheterization procedures. Reimbursement for cardiovascular catheterization procedures performed using devices that have received FDA approval has generally been available in the United States. The Company anticipates that in prospective payment systems, and in many managed care systems used by private healthcare payers, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate additional reimbursement for the Company's products. The Company anticipates the hospital administrators and physicians will justify the additional cost of an arterial access site closure device by the attendant cost savings and clinical benefits derived from the use of the Angio-Seal.

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

MANUFACTURING, RAW MATERIALS AND SUPPLIES

The Company has developed manufacturing expertise in the assembly and testing of technologically advanced medical products. The Company's Angio-Seal manufacturing activities to date have consisted primarily of producing Angio-Seal clinical devices, for use in worldwide clinical trials and sub-assemblies and commercial devices, both 8F and 6F, for sale to customers in Europe.

The Company also has a significant presence in the manufacture of absorbable biomaterials. The Company has historically manufactured 100% of the bioabsorbable components of the Angio-Seal, the collagen plug and absorbable polymer anchor, to fulfill the Strategic Alliance Partner's requirements for the Angio-Seal. The Company is the only approved supplier of collagen approved for use in the Angio-Seal in the EEC and it has a contract with its Strategic Alliance Partner to supply a minimum of 50% of the collagen needs for the Angio-Seal on a country-by-country basis through May 2000. In the US, the current Angio-Seal PMA includes the Company's absorbable anchor and collagen plug. The Strategic Alliance Partner has the rights to the manufacture of the polymer anchor and intends to manufacture that component in the future. The Company anticipates it will continue to be an additional source of Angio-Seal anchor requirements through some portion of fiscal year 2000.

In addition to the Angio-Seal components, the Company manufactures numerous absorbable collagen and polymer products for third parties for use in applications including orthopedic, cardiovascular, tissue regeneration, bone growth protein and drug delivery, among others.

The Company is currently manfacturing all of the requirements for the AVS program and will continue to do so through at least the completion of the clinical trials.

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

RESEARCH AND DEVELOPMENT
The Company's research and development and regulatory staff consisted of 36 individuals as of September 17, 1999. Since signing the License Agreements in September 1991, the Company's research and development effort had focused on designing the Angio-Seal, supporting clinical trials, seeking regulatory approval in the United States and Europe and establishing a technology base in puncture closure devices. Currently, the Company is concentrating on the development of its revascularization technology, the AVS, for opening diseased SVGs, the further development of its biomaterials capabilities as well as various other projects in the early stages of development. The Company incurred total research and development expenses of $5.7, $5.5 and $4.7 million in the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

In addition to the resources dedicated to the product development process, the Company has an internal regulatory affairs and clinical monitoring staff, which has had responsibility for establishing, monitoring, collecting and analyzing data relating to clinical trials for the Angio-Seal product line. The staff worked closely with the Company's Strategic Alliance Partner on gaining regulatory approvals for additions to the Angio-Seal product line in the United States and, in some instances, abroad. Currently, the regulatory and clinical staff is conducting, and has the sole responsibility for, the AVS's pilot clinical trials as well as all future clinical trials.

COMPETITION
The primary competition for the Angio-Seal is the current standard of care, manual pressure. Manual pressure is an inherently cumbersome procedure which is costly, complicated and associated with high levels of patient discomfort. Although the Company believes that the Angio-Seal competes favorably with the application of manual and/or mechanical compression as a standard of care, the acceptance of new methodologies and technologies is inherently uncertain. In addition, the Company is aware of competitors trying to develop noninvasive and/or pharmaceutical products which could render the Angio-Seal product line technology obsolete. Many of these organizations, and certain other medical device companies that may enter the markets in which the Company does or will compete, are larger and have more extensive financial, technical, managerial, research and development and marketing resources than the Company or its Strategic Alliance Partner. The Company is aware of competitors who have developed and commercialized devices to seal arterial punctures, including Datascope, Perclose and Vascular Solutions. The Company is also aware of other companies who are developing proposed products which may compete with the Angio-Seal product line.

Datascope's VasoSeal vascular hemostasis device, currently marketed in the U.S. and internationally, works by delivering a collagen plug into the tissue tract outside of the artery. Once positioned in the tissue tract, the biochemical interaction between collagen and blood platelets acts to create a hemostatic seal at the puncture site. In August 1998 Datascope announced it had received CE Mark approval for a second generation device, VasoSeal ES.

Perclose's Prostar and Techstar systems consist of catheter-based instruments designed to mechanically suture arterial access sites below the skin following cardiovascular catheterization procedures. The 9-11F Prostar was approved by the FDA in April 1997 and PMA supplements for Perclose's second generation devices, the Techstar (6-8F) and the Prostar Plus (8-10F) were approved in November 1997 and January 1998, respectively. Perclose submitted a PMA supplement application to the FDA for its new version, The Closer 6F, in May 1999. In July 1999, Perclose announced they had agreed to be acquired by Abbott Laboratories.

A new entrant to the puncture closure market is Vascular Solutions, who has developed a sealing device catheter, the Duett. The device employs a balloon inserted over the guidewire into the femoral artery to temporarily close the entry channel. A mixture of collagen and thrombin is then injected into the puncture site to close the wound after a period of compression. The Duett received CE Mark approval in July 1998 and the company commenced clinical studies in the US in August 1998.

The Angio-Seal is a puncture closure device market leader with over 575,000 devices sold to-date and the Company believes that its continued competitive success will depend upon several factors. These factors include its ability to create and maintain technologically advanced proprietary medical products, to obtain patents or other protection for these technologies and to apply these technologies across several different product opportunities and markets, to attract and retain high quality engineering and scientific personnel, to obtain timely regulatory approvals when possible, and to manufacture and market its products in a cost-effective manner whether through internal means or through outside parties. See "Angio-Seal."

The Company is also aware of several cardiology companies competing in the SVG market. The Company believes, however, that the AVS is a unique device which combines an atherectomy feature, a distal embolization protection balloon and an extraction system. The Company is not aware of any other device currently on the market or in clinical trials which combines all three of these features.

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

The Company obtained PMA approval on the Angio-Seal 8F device in September 1996, the ownership of which was subsequently transferred to its Strategic Alliance Partner. The Strategic Alliance Partner will be responsible for all future amendments and PMA supplements for the Angio-Seal device, including the PMA supplement necessary to market the 6F size Angio-Seal device in the United States. However, there can be no assurance that the Strategic Alliance Partner will be able to obtain necessary regulatory approvals or clearances on the Angio-Seal product line on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse impact on the Company's business, financial condition and results of operation.

The Angio-Seal received CE Mark approval from the EEC in September 1995, which permits marketing of the Angio-Seal in EEC member countries and it is also available for sale in several other countries. The 6F Angio-Seal received CE Mark approval in February 1999. International sales of medical devices are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. Delays in receipt of, or a failure to receive approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on the Company's business, financial condition and results of operations.

It will be the Company's responsibility to obtain CE Mark approval, from the EEC, and PMA approval, from the FDA, as well as all future PMA supplements and amendments for the AVS.

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

PATENTS AND PROPRIETARY RIGHTS
The Company's policy is to protect its technology by, among other things, filing patent applications for the patentable technologies that it considers material to the development of its business. The Company first filed for patent protection for the concept of sealing arterial punctures in the United States in 1987 and was first issued a United States patent in 1988. As of August 31, 1999, the Company held 61 United States patents and 66 foreign national patents and has pending several United States patents and foreign national patent applications that cover various aspects of its technology. The Company also has a number of files of potential patent application material at its patent counsel's office. In addition, the Company holds the exclusive or joint rights to inventions that result from a number of agreements among the Company, leading medical institutions and their principal investigators. There can be no assurance that patent applications filed by the Company will result in the issuance of patents or that any patents or licenses now or hereafter held by the Company will provide competitive advantages for the Company or its licensees, or that these patents or licenses will not be challenged or circumvented by competitors.

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

PRODUCT LIABILITY

The clinical testing, marketing and sale of human healthcare products entails an inherent risk of product liability claims. There can be no assurance that product liability claims will not be asserted against the Company or its licensees. Although the Company maintains product and clinical trials liability insurance in the aggregate amount of $12 million, there can be no assurance that product liability claims will not exceed such insurance coverage limits, that claims for coverage would not be denied or that such insurance will be available in the future on commercially reasonable terms, if at all. The Company believes that its Strategic Alliance Partner has adequate insurance coverage for product liability claims. There can be no assurance that liability claims made against its Strategic Alliance Partner or other potential licensees will not result in any claims against the Company

EMPLOYEES AND CONSULTANTS
As of September 17, 1999, the Company had 102 employees, including 52 in operations, 31 in research and development, 13 in finance and administration, five in clinical and regulatory affairs and one in sales and marketing. All of the Company's employees are located at the Company's facility in Pennsylvania. The Company believes that its success is dependent in a large part on its ability to attract and retain employees in all areas of its business.

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

ITEM 3. LEGAL PROCEEDINGS In March 1998, the Company, together with its Strategic Alliance Partner, filed a patent infringement claim against Perclose, Inc. ("Perclose") of Menlo Park, California, a competitor in the puncture closure market. In 1999, the Company amended the claim to add a second patent to the infrigement suit. The original and amended suits, filed in the Eastern District of Pennsylvania, claim that Perclose infringes the Company's U.S. Patent Nos. 5,676,689 and 5,861,004 (together, the "Patents"). The Patents cover a system and method for sealing a puncture in a blood vessel (e.g. the femoral artery). The Company seeks damages and an order to permanently enjoin Perclose from making, using or selling product that infringes the Patents.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
No matters were submitted to a vote of security holders in the fourth quarter of fiscal 1999.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock is traded on the Nasdaq National Market
(Nasdaq symbol: KNSY). The approximate number of record holders and beneficial shareholders of the Company's Common Stock at September 17, 1999 was 83 and 2,802, respectively. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

The range of high and low closing sale prices for the Common Stock is as follows:

QUARTER ENDED                                       HIGH              LOW
-------------                                       ----              ---
December 31, 1995 (from December 13, 1995)          $13.50           $12.00
March 31, 1996                                      $16.75            $9.75
June 30, 1996                                       $17.25           $12.00
September 30, 1996                                  $15.75           $10.75
December 31, 1996                                   $18.25           $14.25
March 31, 1997                                      $15.55           $11.50
June 30, 1997                                       $13.75            $9.88
September 30, 1997                                  $16.00           $10.38
December 31, 1997                                   $17.00           $13.00
March 31, 1998                                      $24.25           $14.00
June 30, 1998                                       $23.63            $9.25
September 30, 1998                                   $9.88            $7.13
December 31, 1998                                   $11.00            $5.75
March 31, 1999                                      $11.75            $7.88
June 30, 1999                                       $10.25            $7.25

On September 17, 1999, the last reported sale price for the Common Stock was $12.00.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended June 30, 1999, 1998, 1997, 1996, and 1995. The selected financial data for each such fiscal year listed below has been derived from the consolidated financial statements of the Company for those years, which have been audited by Deloitte & Touche, LLP, independent certified public accountants, whose report for fiscal years 1999, 1998, and 1997 is included elsewhere herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and related Notes and other financial information included herein.



                                                            FISCAL YEAR ENDED JUNE 30,
                                               ----------------------------------------------------------
                                                 1999       1998        1997        1996           1995
                                               --------   --------    --------    --------       --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Revenues:
         Net sales                             $  7,168   $  4,669    $  3,661    $  1,315       $  1,358
         Research and development                 1,894      3,642       2,843       1,576            468
         Licensing and milestone fees                                    1,050        --            2,700
         Royalty income and other                 7,183      3,008         353          76             41
                                               --------   --------    --------    --------       --------
  Total revenues                                 16,245     11,319       7,907       2,967          4,567
                                               --------   --------    --------    --------       --------
  Operating costs and expenses:
         Cost of products sold                    5,135      4,084       3,063       1,637          1,468
         Research and development                 5,668      5,524       4,695       3,581          3,034
         Selling, general and administrative      2,585      1,762       1,823       2,132          1,850
         Deferred compensation                     --         --          --         1,493          1,182
         Product return                            --         --          --           574           --
                                               --------   --------    --------    --------       --------
  Total operating costs and expenses             13,388     11,370       9,581       9,417          7,534
                                               --------   --------    --------    --------       --------
  Income (loss) from operations                   2,858        (51)     (1,674)     (6,450)        (2,967)
                                               --------   --------    --------    --------       --------
  Other income (expense):
         Net interest income (expense)              317        390         435        (473)        (1,081)
         Other                                        4          4           8          62           (164)
         Insurance settlement                                              969         946           --
                                               --------   --------    --------    --------       --------
         Total other income (expense) - net         321        394       1,412         535         (1,245)
                                               --------   --------    --------    --------       --------
  Income (loss) before income taxes               3,179        343        (262)     (5,915)        (4,212)
  Income taxes                                     --         --          --          --             --
                                               --------   --------    --------    --------       --------
  Net income (loss)                            $  3,179   $    343    $   (262)   $ (5,915)      $ (4,212)
                                               ========   ========    ========    ========       ========
  Basic earnings (loss) per common share (1)   $   0.43   $   0.05    $  (0.04)   $  (1.00)      $  (0.92)
                                               ========   ========    ========    ========       ========


Weighted average common shares outstanding        7,477      7,552       7,182       5,927(2)       4,599(2)
                                               ========   ========    ========    ========       ========


                                                                 JUNE 30,
                                            -----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   ---------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and short-term investments           $  9,669   $  7,777   $  7,351   $ 11,734   $      8
  Inventory                                      749      1,027        736        413        436
  Working capital equity (deficiency)         10,860      9,423      9,172      6,678    (14,044)
  Total assets                                28,215     22,039     16,593     19,743      1,931
  Long-term obligations                        6,013      2,374        574         81        108
    Total stockholders' equity (deficiency)   18,901     15,863     12,127     12,001    (16,095)



--------
(1) Diluted earnings per share is not presented as common share equivalents are antidilutive

(2) Includes 446,437 Common Stock equivalents issued within one year of the public offering with exercise prices below the public offering price. See
     Note 1 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

 Kensey Nash Corporation (the "Company") designs, develops and manufactures, both individually and in conjunction with third parties, medical devices for use primarily in the cardiovascular and orthopedic markets.

The Company is a leader in the cardiac catheterization puncture closure market with its Angio-Seal device. The Angio-Seal is an absorbable medical device for the sealing of arterial punctures created during cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company participates in the puncture closure market primarily through its relationship with its Strategic Alliance Partner, from which it generates royalty income, research and development funding and sales revenue through the manufacture of Angio-Seal devices and components for the Angio-Seal.

In February the Company announced European Community ("CE") Mark Approval had been granted for the new 6F Angio-Seal puncture closure device. CE Mark approval allows the sale of the device throughout the European Union. This smaller version of the Company's 8F Angio-Seal, currently marketed in both the US and Europe, is designed to seal arterial punctures 6F and smaller and addresses the largest segment of the puncture closure market.

On March 16, 1999, St. Jude Medical, Inc. ("St. Jude") announced the completion of its acquisition of the marketing and manufacturing rights of the Angio-Seal product line from Tyco International Ltd. ("TYCO"), the Company's previous Strategic Alliance Partner. Under the purchase agreement, all of the Company's agreements with Tyco were transferred to St. Jude. Accordingly, St. Jude replaced Tyco as the Company's Strategic Alliance Partner upon finalization of the acquisition.

The Company's next product in the cardiovascular market is a revascularization device, the Aegis Vortex System ("AVS"). The AVS is a device designed to open occluded saphenous vein bypass grafts ("SVG") while minimizing the risk of embolization, a common problem with current treatment alternatives. The Company is developing the AVS utilizing its strong intellectual property and in-house expertise. The Company announced the initiation of clinical trials for the AVS in July 1999.

The Company also has leading technology in the area of absorbable biomaterials and continues to expand its capabilities. The Company is currently manufacturing absorbable collagen and polymer products for third parties for use in orthopedic, cardiovascular, tissue regeneration, bone growth protein and drug delivery applications, among others.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report.

RESULTS OF OPERATIONS
FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

Revenues for these periods consisted of net sales, research and development revenue and royalty income. Revenues increased 44% to $16.2 million in the year ended June 30, 1999 ("fiscal 1999") from $11.3 million in the year ended June 30, 1998 ("fiscal 1998"). Net sales of products increased 54% while research and development revenue decreased 48% from the prior year. Royalty income increased 139% from the prior year. The increase in net sales was primarily attributable to the sale of complete 6F Angio-Seal commercial devices as well as increased sales of commercial bioabsorbable polymer and collagen products to third parties, including the sale of components for the 8F Angio-Seal device to the Strategic Alliance Partner. The sale of the 6F Angio-Seal devices was related to the product launch in Europe in April of 1999 while increases in sales of Angio-Seal components came as a result of increased demand for the 8F product in the US and European markets. The decrease in research and development revenues was due to a reduction in Angio-Seal research and development activity as the 6F Angio-Seal transitioned from the development phase to a commercial product. Going forward, the Company expects research and development revenue to be nominal as its new Strategic Alliance Partner, St. Jude, plans to perform the majority of the ongoing Angio-Seal research and development in-house.

Royalty income increased 139% to $7.2 million from $3.0 million in fiscal 1999 and fiscal 1998, respectively. Approximately 310,000 Angio-Seal units were sold to end-users in fiscal 1999 compared to 178,000 units sold in fiscal 1998. The increase in royalty income reflected the launch of the 6F Angio-Seal in Europe in fiscal 1999 as well as increased demand for the 8F Angio-Seal in both the US and European markets in fiscal 1999 versus fiscal 1998. In addition, the Company received a $1.5 million supplemental royalty payment in fiscal 1999 from TYCO, the previous owner of the Angio-Seal Licensing Agreements. As the Company's Strategic Alliance Partner continues to increase production and enhance marketing efforts for the Angio-Seal product line in the United States and in Europe, the Company expects royalty income to continue as a significant source of revenue. Royalty rates are based on volume of units sold (rates decline as certain cumulative unit sales levels are reached) and are equivalent in both the domestic and foreign licensing agreements.

Cost of products sold increased 26% to $5.1 million in fiscal 1999 from $4.1 million in fiscal 1998. This increase reflects greater net sales of products, which created a more favorable product mix resulting in a favorable gross margin trend.

Research and development expense, including regulatory and clinical expenses, increased 3% to $5.7 million in fiscal 1999 from $5.5 million in fiscal 1998. This increase is mainly attributable to increased development efforts in revascularization technology as the Company applied for and received its Investigational Device Exemption ("IDE") from the FDA for the AVS and prepared for the initiation of clinical trials of the device. The Company is also expanding its development efforts in the area of absorbable biomaterials as it continues to work with new customers as well as on proprietary products in the polymer and collagen markets. These increases in expense were offset by the ongoing shift of development of the Angio-Seal to the Company's Strategic Alliance Partner in tandem with the commercialization of the 6F product. The Company expects research and development expense to continue to increase as it investigates and develops new products, conducts clinical trials and seeks regulatory approval for its proprietary products.

Selling, general and administrative expense increased 47% to $2.6 million in fiscal 1999 from $1.8 million in fiscal 1998. This increase was primarily a result of legal expenses incurred related to the Company's ongoing patent infringement suit.

Interest expense increased 121% to $332,000 in fiscal 1999 from $150,000 in fiscal 1998. This increase was due to an increase in the Company's outstanding debt from $2.0 million at June 30, 1998 to $6.1 million at June 30, 1999. Interest income increased 20% to $649,000 in fiscal 1999 from $540,000 in fiscal 1998 as a result of an increase in average total cash and investment balances.

Other non-operating income remained constant at $4,000 for fiscal 1999 and fiscal 1998. Fiscal 1999 other non-operating income represented primarily a net gain on the sale of fixed assets while fiscal 1998 represented miscellaneous nonrecurring items.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

Revenues for these periods consisted of net sales, research and development revenue, milestone fees and royalty income. Revenues increased 43% to $11.3 million in the year ended June 30, 1998 ("fiscal 1998") from $7.9 million in the year ended June 30, 1997 ("fiscal 1997"). Net sales of products and research and development revenue both increased 28% from the prior year while royalty income increased 752%. The increase in net sales was mainly attributable to an increase in Angio-Seal components sold to the Company's Strategic Alliance Partner, as a result of increased demand in the US and European markets, as well as the expansion of the Company's third-party business with other collagen and polymer customers. Approximately 178,000 Angio-Seal units were sold to end-users in fiscal year 1998 compared to 26,000 in fiscal 1997. The increase in royalty income represented a full year of Angio-Seal US sales royalties compared to nine months of US sales royalties in fiscal 1997, a significant increase in demand in the US and European markets and an increase in total royalty per unit resulting from the Patent Acquisition Agreement (see Note 5 of the Financial Statements). The increase in research and development revenue related to contract research and development, including clinical trials, from the Strategic Alliance Partner for additional sizes of and product enhancements to the Angio-Seal product line. The $1.1 million milestone fee represented the final milestone under the License Agreement and was earned by the Company upon receipt of FDA approval in the first quarter of fiscal 1997.

Cost of products sold increased 33% to $4.1 million in fiscal 1998 from $3.1 million in fiscal 1997. This increase reflected greater net sales of products offset by manufacturing inefficiencies realized in the start-up phase of production for the new sizes of the Angio-Seal, the 6F and 10F, and new biomaterials products during the fiscal year.

Research and development expense, including regulatory and clinical expenses, increased 18% to $5.5 million in fiscal 1998 from $4.7 million in fiscal 1997. The Company expanded the development of additional Angio-Seal sizes and biomaterials products, including resorbable polymers and collagen, and increased clinical trial activity. In addition, the Company significantly expanded its development in revascularization technology as it targeted commencement of clinical trials on the AVS in fiscal year 1999.

Selling, general and administrative expense decreased 3%, or $61,000, in fiscal 1998 from fiscal 1997. This decrease was primarily due to a reduction in certain outside professional fees.

Interest income decreased 14% to $540,000 in fiscal 1998 from $627,000 in fiscal 1997. The decrease was primarily attributable to cash equivalent and investment balances in the first quarter of fiscal 1997, which included funds used in the repayment of the Credit Agreement. Total cash and investment balances have remained relatively constant since that time. Interest expense decreased 22% to $150,000 for fiscal 1998 from $193,000 for fiscal 1997. This decrease is also a result of the repayment of a credit agreement with the Company's Strategic Alliance Partner in October 1996 offset by amounts drawn under the Company's line of credit during the current fiscal year and interest charges recorded in relation to the obligation under the Company's Patent Acquisition Agreement.

During fiscal 1997, the Company received $1.3 million in final settlement for the business interruption portion of their insurance claim related to the roof collapse. Of this amount, $969,000 was recorded as other income.

Other non-operating income decreased 47% from $8,000 in fiscal 1997 to $4,000 in fiscal 1998. Fiscal 1998 represented miscellaneous nonrecurring items while fiscal 1997 represented primarily a net gain on the sale of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the Company's operating activities during fiscal 1999 was $2.9 million, and net cash provided by the Company's operating activities during fiscal 1998 was $6,000. In fiscal 1999, changes in asset and liability balances resulted in a $1.5 million use of cash, which was offset by a net income of $3.2 million and non-cash depreciation and amortization of $1.3 million. In fiscal 1998, changes in asset and liability balances resulted in a $1.4 million use of cash offset by net income of $343,000 and depreciation of $1 million.

Capital expenditures were $1.7 million for fiscal 1999, primarily representing machinery and equipment and leasehold improvements related to the continued expansion of the Company's manufacturing capabilities, principally its collagen and polymer product lines.

The Company's cash, cash equivalents and short-term investments were $9.7 million at June 30, 1999. In addition, the Company had $4.7 million in restricted investment accounts (not included in the $9.7 million).

The Company has pledged $1.9 million in investments as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock at the time of the IPO. In exchange for the Company's pledging this collateral, the employees have pledged their Common Stock as collateral to the Company. The Company also had $2.8 million in investments restricted for capital spending through June 30, 2000 under the terms of a financing arrangement described below. The Company has a $2.8 million captital spending plan for fiscal year 2000 for the continued expansion and improvement of its Exton manufacturing facility.

In January 1999, the Company entered into a $5 million financing agreement with a bank (the "Financing Agreement"). Under the terms of the Financing Agreement, the bank purchased the Company's $5 million tax-exempt bond issue (the "Bond Issue"), which was issued through the local development authority. The Company used $925,000 of the proceeds of the Bond Issue to pay down the balance under its existing $2 million Term Loan. The remaining proceeds of the Bond Issue were placed into a certificate of deposit (the "CD") from which withdrawals are restricted for capital expenditure purposes only.

The Company received a $3.0 million royalty advance under the License Agreement upon receipt of FDA approval of the Angio-Seal in fiscal year 1997. This royalty advance continues to be reduced as the Company exceeded minimum royalty stipulations under the Licensing Agreement.

In November 1997, the Company acquired patents under a Patent Acquisition Agreement in exchange for 200,000 shares of common stock and a series of eight quarterly cash payments, which began on March 31, 1998, totaling $1.2 million. The patents were recorded on the balance sheet at the value of the shares on the date of the agreement plus the present value of the $1.2 million cash and any legal and other related costs incurred to acquire such patents. The present value of the cash payments ($1.1 million) was recorded on the balance sheet with a remaining balance at June 30, 1999 of $503,000.

The Company plans to continue to expend substantial resources to fund clinical trials to gain regulatory approvals and to continue to expand research and development activities particularly for its revascularization technology and biomaterials products.

The Company believes cash generated from operations as well as funds available under financing arrangements with its bank will be sufficient to meet the Company's operating and capital requirements for the next twelve months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income and expense are most sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash, cash equivalents and investments as well as interest paid on its debt.

The Company's investment portfolio consists primarily of high quality US government securities and certificates of deposit with an average maturity of one year or less. The Company mitigates default risk by investing in what it believes are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At June 30, 1999, the Company's total portfolio consisted of approximately $13.2 million of investments, all of which had maturities within one year. Additionally, the Company generally holds securities until maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

The Company has $1,075,000 in fixed rate debt, for which the risk would be an inability to refinance if rates decreased. The remaining $5 million of the Company's debt fluctuates with the US treasury rate and is therefore subject to increases in US interest rates. The estimated potential reduction in earnings from a one-point increase in the Five Year US treasury rate for the year ended June 30, 1999 would have been approximately $22,000.

YEAR 2000 COMPLIANCE

The Company is aware of computer program issues associated with existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value from 99 to 00. The issue is whether computer systems and embedded controls will properly recognize date sensitive information when the year changes to 2000 ("Year 2000 Compliance Issue"). Systems that do not properly recognize such information could result in system failures or miscalculations causing disruptions to operations and normal business activities.


The Company has completed its assessment of potential year 2000 issues and the associated potential risks. The Company has assessed the impact of the year 2000 issues and believes that its business products and services will not be significantly impacted. The Company has identified all financial, informational and operational systems and found that all critical processes incorporating these systems are 2000 compliant. The Company is verifying the readiness of its significant customers and suppliers, including its Strategic Alliance Partner, through the distribution of a questionnaire. This process was substantially completed as of June 30, 1999. The Company does not warrant, however, that these companies' year 2000 compliance activities will be completely successful. The Company continues to monitor the situation and refine its contingency plans as appropriate.


The Company began work on the computer Year 2000 Compliance Issue in fiscal year 1998. Software applications, hardware and related information and non-information technologies have been upgraded or replaced to ensure that all systems are Year 2000 compliant. Replacing hardware or software in this fashion is considered a normal cost of doing business and is being expensed or capitalized as appropriate. Management does not anticipate that the costs of year 2000 compliance will have a material effect on the Company's results of operations, cash flows or financial position. The Company does not presently expect that its operations will be materially affected by problems with its computer systems or those of third parties with whom it deals.

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for fiscal year 2000 and beyond to differ materially from those in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, the time, effort and priority level that the Company's Strategic Alliance Partner attaches to the Angio-Seal and the Strategic Alliance Partner's ability to successfully manufacture, market and distribute the Angio-Seal, the Company's ability to manufacture Angio-Seal components, the results of ongoing clinical trials for the AVS and other products and timing of additional regulatory approvals in the United States and in countries outside of Europe including Japan, announcements of technological innovations or the introduction of new products by the Company, its customers or its competitors, competition of puncture closure and occluded SVG devices in general, general business conditions in the healthcare industry and general economic conditions. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the common stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated by reference from the "Election of Directors", "Executive Officers", and "Compliance with Section 16(a) of the Exchange Act" sections of the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Stockholders scheduled to be held on December 1, 1999 (the "1999 Proxy Statement"), which will be filed with the Securities and Exchange Commission on or before November 4, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Information in response to this item is incorporated by reference to the 1999 Proxy Statement captioned "Executive Compensation and Certain Transactions".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Shareholders" and "Security Ownership of Management" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the 1999 Proxy Statement.


                                      *****

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(A) 1. FINANCIAL STATEMENTS

The following financial statements of the Company and Report of Deloitte & Touche LLP, Independent Auditors are included in this report:

         Independent Auditors' Report

         Consolidated Balance Sheets as of June 30, 1999 and 1998

         Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Shareholders of Kensey Nash Corporation:

         We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kensey Nash Corporation as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.



         DELOITTE & TOUCHE LLP
         Philadelphia, Pennsylvania

         August 11, 1999

KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------
                                                                               June 30,         June 30,
ASSETS                                                                           1999            1998
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  1,189,083    $  1,407,684
  Short-term investments                                                        8,479,617       6,368,866
  Trade receivables, net of allowance for doubtful accounts of $19,000
     and $0 at June 30, 1999 and 1998, respectively (Note 11)                   2,247,050       1,369,960
  Royalties receivable (Note 2 and 11)                                            742,143         645,784
  Officer loans (Note 4)                                                          264,535          55,361
  Other receivables (including approximately $62,000 and $59,000 at
       June 30, 1999 and 1998, respectively, due from employees)                  170,181         170,063
  Inventory (Note 1)                                                              748,698       1,027,326
  Prepaid expenses and other                                                      320,106         200,169
                                                                             ------------    ------------

         Total current assets                                                  14,161,413      11,245,213
                                                                             ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST (Note 1):
  Leasehold improvements                                                        4,023,373       4,006,066
  Machinery, furniture and equipment                                            4,840,529       3,599,827
  Construction in progress                                                        676,836         191,154
                                                                             ------------    ------------

         Total property, plant and equipment                                    9,540,738       7,797,047
  Accumulated depreciation                                                     (3,801,514)     (2,843,785)
                                                                             ------------    ------------

         Net property, plant and equipment                                      5,739,224       4,953,262
                                                                             ------------    ------------

OTHER ASSETS:
  Restricted investments (Notes 6 and 9)                                        4,675,725       1,914,418
  Property under capital leases, net (Note 3)                                      28,368          61,181
  Acquired patents, net of accumulated amortization of $381,873 and
       $127,291 at June 30, 1999 and 1998, respectively (Note 5)                3,610,536       3,865,118
                                                                             ------------    ------------

      Total other assets                                                        8,314,629       5,840,717
                                                                             ------------    ------------

TOTAL                                                                        $ 28,215,266    $ 22,039,192
                                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $  1,446,800    $    639,605
  Accrued expenses                                                                863,458         551,573
  Current portion of debt, obligation under patent acquisition agreement
        and capital lease obligations (Notes 3, 5 and 6)                          600,398         577,891
  Deferred revenue - royalties and other (Note 2)                                 390,846          53,120
                                                                             ------------    ------------

         Total current liabilities                                              3,301,502       1,822,189
                                                                             ------------    ------------

DEFERRED REVENUE - ROYALTIES (Note 2)                                                           1,979,580

DEBT and OBLIGATION UNDER CAPITAL
    LEASES, long-term portion (Notes 3 and 6)                                   6,012,863       2,373,960
                                                                             ------------    ------------

         Total liabilities                                                      9,314,365       6,175,729
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes  2, 3, 9, 12, 14 and 18)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at June 30, 1999 and 1998 (Note 13)
  Common stock, $.001 par value, 25,000,000 shares authorized,
       7,470,710 and 7,459,272 shares issued and outstanding at
       June 30, 1999 and 1998,  respectively (Notes 1 and 14)                       7,470           7,459
  Capital in excess of par value (Note 1)                                      37,697,452      37,597,381
  Accumulated deficit                                                         (18,562,619)    (21,741,377)
  Accumulated other comprehensive income                                         (241,402)
                                                                             ------------    ------------

      Total stockholders' equity                                               18,900,901      15,863,463
                                                                             ------------    ------------

TOTAL                                                                        $ 28,215,266    $ 22,039,192
                                                                             ============    ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------
                                                             Year Ended June 30,
                                                ---------------------------------------------
                                                    1999            1998            1997
REVENUES (Notes 1, 2 and 11):
  Net sales                                     $  7,168,103    $  4,668,913    $  3,661,323
  Research and development                         1,894,350       3,641,492       2,842,433
  Milestone fees                                                                   1,050,000
  Royalty income                                   7,182,969       3,008,327         353,239
                                                ------------    ------------    ------------

           Total revenues                         16,245,422      11,318,732       7,906,995
                                                ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                            5,135,311       4,083,543       3,062,670
  Research and development                         5,667,668       5,524,501       4,695,323
  Selling, general and administrative              2,584,766       1,762,011       1,822,986
                                                ------------    ------------    ------------

           Total operating costs and expenses     13,387,745      11,370,055       9,580,979
                                                ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                      2,857,677         (51,323)     (1,673,984)
                                                ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                    649,435         539,577         627,184
  Interest expense                                  (331,969)       (149,977)       (192,812)
  Insurance settlement (Note 10)                                                     968,761
  Other                                                3,615           4,405           8,375
                                                ------------    ------------    ------------

           Total other income - net                  321,081         394,005       1,411,508
                                                ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                  3,178,758         342,682        (262,476)
PROVISION FOR INCOME TAXES (Note 8)
                                                ------------    ------------    ------------

NET INCOME (LOSS)                               $  3,178,758    $    342,682    $   (262,476)
                                                ============    ============    ============


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
  (Notes 1 and 15)                              $       0.43    $       0.05    $      (0.04)
                                                ============    ============    ============


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING (Note 1)                      7,476,939       7,551,596       7,181,959
                                                ============    ============    ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------
                                                                                               CAPITAL
                                                                        COMMON STOCK          IN EXCESS
                                                                 --------------------------    OF PAR       ACCUMULATED
                                                                     SHARES       AMOUNT        VALUE          DEFICIT

BALANCE, JUNE 30, 1996                                            7,156,493   $      7,156   $ 33,815,216   $(21,821,583)

   Exercise of stock options (Note 14)                               41,758             42        388,591

   Net Loss                                                                                                     (262,476)
                                                                  ---------   ------------   ------------   ------------
BALANCE, JUNE 30, 1997                                            7,198,251          7,198     34,203,807    (22,084,059)

   Exercise of stock options (Note 14)                               61,021             61        556,174

   Shares issued under Patent Acquisition Agreement (Note 5)        200,000            200      2,837,400

   Net income                                                                                                    342,682
                                                                  ---------   ------------   ------------   ------------

BALANCE, JUNE 30, 1998                                            7,459,272          7,459     37,597,381    (21,741,377)
                                                                  ---------   ------------   ------------   ------------

   Exercise of stock options (Note 14)                               11,438             11        100,071

   Net income                                                                                                  3,178,758

   Comprehensive loss  (Note 1)

   Comprehensive income

                                                                  ---------   ------------   ------------   ------------
BALANCE, JUNE 30, 1999                                            7,470,710   $      7,470   $ 37,697,452   $(18,562,619)
                                                                  =========   ============   ============   ============




                                                                ACCUMULATED
                                                                   OTHER        COMPREHENSIVE
                                                                COMPREHENSIVE      INCOME/
                                                                   (LOSS)          (LOSS)           TOTAL
BALANCE, JUNE 30, 1996                                                                         $ 12,000,789

   Exercise of stock options (Note 14)                                                              388,633

   Net loss                                                                    $   (262,476)       (262,476)
                                                               ------------    ------------    ------------
BALANCE, JUNE 30, 1997                                                                           12,126,946

   Exercise of stock options (Note 14)                                                              556,235

   Shares issued under Patent Acquisition Agreement (Note 5)                                      2,837,600

   Net income                                                                       342,682         342,682
                                                               ------------    ------------    ------------

BALANCE, JUNE 30, 1998                                                                           15,863,463
                                                               ------------    ------------    ------------

   Exercise of stock options (Note 14)                                                              100,082

   Net income                                                                     3,178,758       3,178,758

   Comprehensive loss  (Note 1)                                    (241,402)       (241,402)       (241,402)
                                                                               ------------

   Comprehensive income                                                        $  2,937,356
                                                                               ============

                                                               ------------                    ------------
BALANCE, JUNE 30, 1999                                         $   (241,402)                   $ 18,900,901
                                                               ============                    ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
                                                                                 YEAR ENDED JUNE 30,
                                                                  -----------------------------------------------
                                                                      1999            1998             1997
OPERATING ACTIVITIES:
  Net income (loss)                                                $  3,178,758    $    342,682    $   (262,476)
  Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation and amortization                                  1,253,844       1,043,890         725,944
       Gain on sale of property, plant and equipment                                                     (7,036)
  Changes in assets and liabilities which (used) provided cash:
       Accounts receivable                                           (1,182,741)       (557,390)        248,535
       Prepaid expenses and other current assets                       (119,937)         95,063         (35,326)
       Inventory                                                        278,628        (291,404)       (323,079)
       Accounts payable and accrued expenses                          1,119,080         345,017        (394,089)
       Deferred revenue                                              (1,641,854)       (972,300)      2,985,000
                                                                   ------------    ------------    ------------

        Net cash provided by operating activities                     2,885,778           5,558       2,937,473
                                                                   ------------    ------------    ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                         (1,743,691)     (1,823,311)     (2,320,877)
  Proceeds from sale of property, plant and equipment                                                    20,057
  Patent acquisition costs capitalized                                                  (69,539)
  Sale of investments                                                 4,491,096      10,709,918      11,476,618
  Purchase of investments                                            (6,886,937)    (10,090,613)    (10,277,424)
                                                                   ------------    ------------    ------------

        Net cash used in investing activities                        (4,139,532)     (1,273,545)     (1,101,626)
                                                                   ------------    ------------    ------------

FINANCING ACTIVITIES:
  Principal payments under capital leases                               (37,814)        (42,702)        (49,183)
  Proceeds from Term Loan and Financing Agreement                     5,000,000       1,500,000         500,000
  Repayments of long-term debt and Patent Acquisition Obligation     (1,300,776)       (206,042)     (6,356,824)
  Purchase of restricted investments                                 (4,075,000)
  Sale of restricted investments                                      1,348,661
  Proceeds from exercise of stock options                               100,082         556,235         388,633
                                                                   ------------    ------------    ------------

        Net cash provided by (used in) financing activities           1,035,153       1,807,491      (5,517,374)
                                                                   ------------    ------------    ------------

 (DECREASE) INCREASE IN CASH                                           (218,601)        539,504      (3,681,527)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          1,407,684         868,180       4,549,707
                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $  1,189,083    $  1,407,684    $    868,180
                                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                           $    310,762    $    139,411    $  1,549,635
                                                                   ============    ============    ============
  Cash paid for income taxes                                       $               $               $
                                                                   ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Capital lease obligations of $39,353 were incurred during the year ended June 30, 1997 when the Company entered into new equipment leases (see Note 3).

During the year ended June 30, 1998, the Company issued 200,000 shares of common stock in conjunction with the Patent Acquisition Agreement and incurred a related obligation in the amount of $1,085,270 (see Note 5).

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS - Kensey Nash Corporation (the "Company") designs, develops and manufactures, both individually and in conjunction with third parties, medical devices for use primarily in the cardiovascular and orthopedic markets. The Company is a leader in the cardiac catheterization puncture closure market with its Angio-Seal device. The Angio-Seal is an absorbable medical device for the sealing of arterial punctures created during cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company's next product in the cardiovascular market is a revascularization device, the Aegis Vortex System ("AVS"), which is currently in clinical trials. The AVS is a device designed to open blocked saphenous vein grafts while minimizing the risk of embolization, a common problem with current treatment alternatives. The Company also has leading technology in the area of absorbable biomaterials, including applications in orthopedics, cardiovascular, tissue regeneration, drug delivery and many others. The Company was incorporated in Delaware on August 6, 1984.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximated fair value as of June 30, 1999 and 1998. The fair value of short-term investments is based on quoted market prices.

      INVESTMENTS - Investments at June 30, 1999 consist of short-term Certificates of Deposit and Government Bonds. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its entire investment portfolio as available-for-sale securities, except for those pledged as collateral or restricted as to use which are included as restricted investments (see Note 9). Available-for-sale securities are reported at fair value with unrealized gains and losses included in stockholders' equity (see "Comprehensive Income"). Realized gains and losses are included in interest income.

      COMPREHENSIVE INCOME - Effective July 1, 1998 the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. Accumulated other comprehensive loss, shown in the consolidated statements of shareholders' equity at June 30, 1999, 1998 and 1997, is solely comprised of unrealized losses on the Company's available-for-sale securities. There were no unrealized gains or losses in the years ended June 30, 1998 and 1997. The tax effect for 1999 other comprehensive income was not significant.

      INVENTORY - Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:


                                            JUNE 30,
                                 --------------------------
                                     1999        1998

               Raw Materials     $  666,271   $  971,357
               Work in process       82,427       55,969
                                 ----------   ----------

               Total             $  748,698   $1,027,326
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

      ACCOUNTS RECEIVABLE ALLOWANCE - The Company has a trade receivable allowance of $19,000 at June 30, 1999. During the year, the Company established trade receivable allowances of $59,376 and wrote off amounts totaling $40,376. This amount is included in selling, general and administrative expense for the year ended June 30, 1999.

      PATENTS - The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company's inability to measure the recoverability of these costs when incurred. The cost of acquired patents is being amortized over the remaining period of economic benefit, ranging from 14 to 15 years at June 30, 1999.

      REVENUE RECOGNITION - Revenue under research and development contracts is recognized as the related costs are incurred; licensing fees and milestone payments under the Strategic Alliance Agreements (see Note 2) are recognized when the earnings process is complete; and sales revenue is recognized when the related product is shipped.

      INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (see Note 8).

      EARNINGS PER SHARE - Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share which requires the Company to report both basic and diluted earnings per share ("EPS"). Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive (see Note 15).

      STOCK-BASED COMPENSATION - Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options at the fair market value at the date of grant (see Note 14).

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is not required to adopt this standard until fiscal 2001 (as deferred by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.
      133). At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

      PRESENTATION - Certain items in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the presentation in the 1999 consolidated financial statements.

2.    STRATEGIC ALLIANCE AGREEMENTS

      The Company has a strategic alliance with St. Jude Medical, Inc. ("St. Jude") which incorporates United States and foreign license agreements (together, the "License Agreements"), a research and development agreement and a collagen supply agreement (collectively, the "Strategic Alliance Agreements"). The Strategic Alliance Agreements were formerly with The Kendall Company ("Kendall"), a subsidiary of Tyco International, Ltd. ("Tyco"). In November 1998, Kendall announced the sale of the Angio-Seal License Agreements to St. Jude. Under the terms of the sale, the Company's Strategic Alliance Agreements with Kendall were transferred to St. Jude. Prior to Kendall, the Strategic Alliance Agreements had been with American Home Products. The Company's current or previous alliance partners will be referred to as the Strategic Alliance Partner throughout.

      THE LICENSE AGREEMENTS - Under the License Agreements, St. Jude has exclusive rights to manufacture and market all current and future sizes of the Angio-Seal worldwide. Also under the License Agreements, the Company receives royalty payments based upon a percentage of the revenues generated from the sale of the Angio-Seal. The License Agreements also provide for certain minimum royalty payments ("Minimum Royalty") during the first five years after receiving US Food and Drug Administration ("FDA") approval.

      The Company has received "licensing and milestone fees," totaling $11.0 million, as set forth in the License Agreements. The final milestone payment of $1.05 million was received upon receipt of pre-market approval by the FDA to produce and market the Angio-Seal in the United States on September 30, 1996. In addition, a $3.0 million advance was received on future royalties, which, as stipulated in the License Agreements, will be reduced in each royalty year (the period beginning on October 1st and ending on September 30th) by 50% of royalties earned in excess of the Minimum Royalty in that year. The remainder of royalties earned will be received as cash proceeds by the Company. At June 30, 1999, the Company had exceeded the first, second and third royalty year (periods ended September 30, 1997, 1998 and 1999) Minimum Royalties by $352,310, $3,058,970 and $1,812,529, respectively. The deferred revenue balance has been reduced by 50% of such total excess, to $388,096. The Company anticipates the remainder of the deferred royalty balance will be repaid during the fiscal year ended June 30, 2000. As such, the entire balance has been classified as short-term at June 30, 1999.

      During 1999, the Company received additional royalty payments (the "Supplemental Royalty") from the previous owner of the Angio-Seal License Agreements, TYCO, in the amount of $1.5 million. The Supplemental Royalty was to compensate the Company for lost Angio-Seal sales and expenses incurred during the ongoing transition of corporate ownership of the Angio-Seal License Agreements to St. Jude. The payments were made in two equal installments on March 29, 1999 and April 5, 1999. As such, the Company has recorded the $1.5 million as royalty income for the year ending June 30, 1999.

      THE RESEARCH AND DEVELOPMENT AGREEMENT - The Company and its Strategic Alliance Partner had an agreement whereby such partner funded certain ongoing research and development costs incurred by the

      Company. The Company contributed one-third of such research and development costs while the Strategic Alliance Partner contributed the remaining two-thirds. This agreement has expired and the Company's Strategic Alliance Partner will be performing any remaining development work on the Angio-Seal product line.

      THE COLLAGEN SUPPLY AGREEMENT - Pursuant to an agreement with the Strategic Alliance Partner, the Company manufactures collagen to be used in the Angio-Seal. The agreement contains a minimum purchase requirement from the Company, the price of which fluctuates based on size and cumulative quantities sold, for five years beginning May 31, 1995.

3.    LEASES

      At June 30, 1999, future minimum annual rental commitments under non-cancelable lease obligations are as follows:


                                                                 CAPITAL LEASES        OPERATING LEASES
                                                                 --------------        ----------------
   YEAR ENDING JUNE 30:
   2000                                                          $  25,078             $   382,530
   2001                                                             11,055                 387,446
   2002                                                              1,947                 394,328
   2003                                                                                    166,352
                                                                 ---------             -----------
   Total minimum lease payments                                     38,080             $ 1,330,656
                                                                                       ===========
   Amount representing interest (at rates ranging
     from 7.25% to 10.25%)                                          (3,272)
                                                                 ---------
   Present value of net minimum lease payments                      34,808
   Current portion                                                 (22,498)
                                                                 ---------
   Long-term portion                                             $  12,310
                                                                 =========



      Rent expense for operating leases consists solely of rent for the Company's facility in Exton, Pennsylvania. Rent expense for the fiscal years ended June 30, 1999, 1998 and 1997 was approximately $360,341, $326,000 and $275,000, respectively.

      Capital leases are for various types of equipment, as follows:


                                            JUNE 30,
                                    -----------------------
CLASSES OF PROPERTY                    1999          1998

Office equipment                    $  17,420    $  38,280
Computer equipment                      9,600        9,600
Manufacturing and other equipment     105,230      118,980
Accumulated amortization             (103,882)    (105,679)
                                    ---------    ---------
Total                               $  28,368    $  61,181
                                    =========    =========


      Such assets are amortized over periods ranging from three to five years, which represent the lesser of the term of the lease or useful life of the asset.

4.    OFFICER LOANS

      The Company has loans to a current officer of the Company totaling $250,000 which are collateralized by the officer's stock. Interest on the loans ranges from 7% to 8.75% and was based on the prime rate of interest at the time the advances were made. Total interest income earned by the Company on these loans was $9,174, $4,750 and $611 for the years ended June 30, 1999, 1998 and 1997, respectively.Interest and principal on the loans are due at the sooner of the sale of a portion of the officers' common stock or June 22, 2000.

5.    PATENT ACQUISITION AGREEMENT

      On November 10, 1997, the Company entered into an agreement (the "Patent Acquisition Agreement") to acquire a portfolio of puncture closure patents and patent applications as well as the rights of the seller under a pre-existing licensing agreement. As a result of the Patent Acquisition Agreement, beginning January 1, 1998, the Company earns royalty fees, formerly paid to the sellers, for each Angio-Seal device sold. These royalties are in addition to the royalties already earned by the Company under its own License Agreement with its Strategic Alliance Partner.

      Under the terms of the Patent Acquisition Agreement, the Company issued 200,000 shares of common stock and will make cash payments totaling $1.2 million for the transfer of ownership of the patents. The cash portion is payable in eight quarterly installments (four $125,000 payments followed by four $175,000 payments), beginning on March 31, 1998. Accordingly, them present value of the cash payments (discounted based upon the Company's available borrowing rate at the time of the transaction of 8.5%) was recorded as a liability on the Company's financial statements, with a remaining balance of $503,453 at June 30, 1999 (see Note 6). The remaining unamortized discount under the agreement based on imputed interest was $21,547 and $70,771 at June 30, 1999 and 1998, respectively. The remaining quarterly payments are due by December 31, 1999 and, as such, have been classified as short term at June 30, 1999. The acquired patents are valued at the share price on the date of the Patent Acquisition Agreement plus the present value of the cash payments and the legal and related costs incurred to acquire the patents.

6.    DEBT

      TERM LOAN - The Company had a $2 million revolving credit and term loan agreement (the "Term Loan"). The Term Loan bore interest at the prime rate (8.5% at June 30, 1998) and called for interest only payments until August 1, 1998 (the "Term Date") at which time it converted to a term loan due in 60 monthly installments of principal and interest. At June 30, 1998, the Company had borrowed $2.0 million under the Term Loan. In January 1999, the Company refinanced $925,000 of the outstanding balance under the Term Loan with a $5.0 million financing agreement with a bank (the "Financing Agreement"). The interest rate on the remaining $1,075,000 under the Term Loan was modified to a fixed 8.0% and the Term Date was extended to February 1, 2000. Accordingly, $74,447 has been classified as short term at June 30, 1999.

      FINANCING AGREEMENT - In January 1999, the Company entered into a $5 million financing agreement with a bank (the "Financing Agreement"). Under the terms of the Financing Agreement, the bank purchased the Company's $5 million tax-exempt bond issue (the "Bond Issue"), which was provided through the local development authority. The Financing Agreement bears interest at the five year Treasury rate plus 1%, adjusted quarterly (6.25% at June 30, 1999) and calls for twenty-four interest only payments followed by sixty monthly installments of principal and interest. The Financing Agreement is collaterilized by the assets of the Company.

      The Company used $925,000 of the proceeds of the Bond Issue to pay down the balance under its existing Term Loan. The remaining proceeds of the Bond Issue were placed into a certificate of deposit (the "CD") from which withdrawals are restricted for capital expenditure purposes only. The balance of the CD at June 30, 1999 is $2,726,339 and is included in restricted investments due to the capital expenditure restriction placed on its use.

      Amounts outstanding under the Company's Term Loan, Financing Agreement and Patent Acquisition Agreement (see Note 5) are shown in the following table.


                                          JUNE 30,
                               ---------------------------
                                   1999           1998

Term Loan                      $ 1,075,000    $ 2,000,000
Financing Agreement              5,000,000
Patent Acquisition Agreement       503,453        879,228
                               -----------    -----------
Total                            6,578,453      2,879,228
Current portion                   (577,900)      (540,077)
                               -----------    -----------
Long-term                      $ 6,000,553    $ 2,339,151
                               ===========    ===========


      The annual debt maturities are approximately $577,900, $548,848, $1,107,293, $1,182,342 and $1,262,534 for the years 2000 through 2004, respectively.

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

      For 1999 the Company has not provided for current income taxes due to the utilization of NOLs for tax purposes. The differences between the Company's income tax expense (benefit) and the income tax expense (benefit) computed using the US federal income tax rate were as follows:


                                                                        JUNE 30,
                                                       ------------------------------------------
                                                           1999           1998           1997
Net income (loss) before income taxes                  $ 3,178,758    $   342,682    $  (262,476)
                                                       ===========    ===========    ===========
Tax provision at U.S. statutory rate                     1,080,729        123,121        (94,491)
State income tax provision, net of federal benefit                         17,066        (13,098)
Reconciliation to actual tax rate:
     Non-deductible meals and entertainment                 13,062         13,328          9,158
     Timing differences                                                   (80,880)         2,696
     Utilization of net operating loss carryforwards    (1,093,791)       (72,635)
     Creation of net operating loss carryforwards                                         95,735
                                                       -----------    -----------    -----------
                                                       $              $              $
                                                       ===========    ===========    ===========


      Significant components of the Company's deferred taxes are as follows:


                                                               JUNE 30,
                                                     ---------------------------
                                                         1999            1998
Accrual for:
  Vacation                                           $    92,536    $   102,958
  Bonuses
Basis difference-patents                                 316,965        381,627
Basis difference-fixed assets                            167,730        (50,520)
Prepaid insurance                                        (76,345)       (46,884)
Inventory                                                193,145        170,870
Other                                                     22,486          7,491
                                                     -----------    -----------
                                                         716,517        565,542
Effective tax rate                                         40.59%         40.59%
                                                     -----------    -----------
Deferred tax asset                                       290,834        229,553
NOL carryforwards (expiring between 2000 and 2012)     5,417,799      6,322,911
                                                     -----------    -----------
                                                       5,708,633      6,552,464
Less valuation allowance                              (5,708,633)    (6,552,464)
                                                     -----------    -----------
                                                     $         0    $         0
                                                     ===========    ===========


      The Company's entire deferred tax asset is offset by a valuation allowance due to the uncertainty surrounding future earnings. At June 30, 1999, the Company had NOL carryforwards for federal and state tax purposes totaling $14.8 and $3 million, respectively. A portion of the NOL may be subject to various statutory limitations as to its usage.

9.    COMMITMENTS AND CONTINGENCIES

      The Company has pledged $1,949,386 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred as the result of the receipt of Common Stock at the Company's Initial Public Offering in December 1995. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $1,879,286 at June 30, 1999.

10.   INSURANCE SETTLEMENT

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

      The Company recovered $1,309,882 as final settlement for business interruption as a result of this event in December 1996. Of this amount $968,761 (net of adjuster fees) was recorded as a component of other income for the year ended June 30, 1997.

11.   CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments with high quality financial institutions and has established guidelines relative to diversification and maturities that maintain safety and high liquidity. With respect to trade and royalty receivables, such receivables are primarily with the Company's Strategic Alliance Partner (67% and 100% of trade and royalty receivables, respectively, at June 30, 1999) (see Note
      2). The Company performs ongoing credit evaluations on the remainder of its customers' financial conditions but does not require collateral to support customer receivables.

12.   CERTAIN COMPENSATION AND EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with certain of its officers which provide for aggregate annual base salaries of $748,662 through June 2000.

13.   PREFERRED STOCK

      The Company has an authorized class of undesignated Preferred Stock consisting of 100,000 shares with a $.001 par value. The Board of Directors may authorize the issuance of Preferred Stock which ranks senior to the common stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights, which could adversely affect the voting power of the holders of Common Stock. At June 30, 1999 and 1998 no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock.

14.   STOCK OPTION PLANS

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

      The Compensation Committee of the Board of Directors oversees the Committee and may grant nonqualified stock options, incentive stock options or a combination thereof to the participants. The Employee Plan provides for a total of 2.2 million shares available for option grants. Options granted will provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than fair market value on the date of grant. As of June 30, 1999, awards consist solely of stock options as summarized in the table below.

      During 1995, the Company adopted the Non-employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan grants nonqualified stock options for the purchase of Common Stock to directors who are not employees. The Directors' Plan provides for a total number of 60,000 shares available for option grants.

      Each non-employee director was granted an option to purchase 5,000 shares of Common Stock on the Directors' Plan's effective date. In addition, the Director's plan provides for the grant of an option to purchase 5,000 shares of Common Stock on the date of each regular annual stockholder meeting after the effective date to each participant upon such date. The participant must either be continuing as a non-employee director subsequent to the meeting or have been elected at such meeting to serve as a non-employee director. Options granted under the Directors' Plan must provide for the purchase of Common Stock at fair market value on the date of grant.

      Under both plans, the options are exercisable over a maximum term of ten years from the date of grant and vest over periods of zero to four years based on the grant date.

      A summary of the stock option activity under both plans for the years ended June 30, 1999, 1998 and 1997, is as follows:


                                                   EMPLOYEE PLAN                DIRECTORS' PLAN
                                            ---------------------------      ------------------------
                                                             WEIGHTED                      WEIGHTED
                                                             AVERAGE                       AVERAGE
                                                             EXERCISE                      EXERCISE
                                              SHARES          PRICE           SHARES        PRICE
                                            ---------------------------      ------------------------
Balance at June 30, 1996                         803,600      $9.66              15,000    $12.00

Granted                                            2,000      14.88               7,500     14.88
Cancelled                                        (11,349)     12.53
Exercised                                        (41,758)      9.31                  -
                                              ----------                        -------
Balance at June 30, 1997                         752,493       9.64              22,500     12.96

Granted                                          201,100      11.69              15,000     16.25
Cancelled                                        (13,030)     11.84
Exercised                                        (61,021)      9.12                 -
                                              ----------                        -------

Balance at June 30, 1998                         879,542      10.12              37,500     14.28

Granted                                          816,650       8.56              15,000      8.88
Cancelled                                        (40,924)     10.47
Exercised                                        (11,438)      9.59                  -
                                              ----------                        -------
Balance at June 30, 1999                       1,643,830       9.34              52,500     12.73
                                              ==========                        =======

Exercisable portion                              724,802       9.79              25,002     13.43
                                              ==========                        =======

Available for future grant                       441,953                          7,500
                                              ==========                        =======
Weighted-average fair value of options
   granted during the year ended June 30,
                  1997                        $     9.80                        $ 11.08
                                              ==========                        =======
                  1998                        $     8.24                        $ 11.53
                                              ==========                        =======
                  1999                        $     5.78                         $ 6.00
                                              ==========                        =======

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:



                                           YEAR ENDED JUNE 30,
                                       -----------------------------------------
                                             1999          1998      1997
     Dividend yield                           0%            0%         0%
     Expected volatility                   50%-81%        65%-70%    68%-75%
     Risk-free interest rate                5.77%          5.7%       6.4%
     Expected lives:
          Employee Plan                      7.61          7.75        5
          Directors Plan                     7.61          7.75        7


      The following table summarizes significant option groups outstanding at June 30, 1999 and related weighted average exercise price and remaining contractual life information as follows:


                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                      ------------------------------------------------ -----------------------------------
      RANGE OF                             REMAINING      WGHTD AVG                          WGHTD AVG
      EXERCISE            NUMBER AT       CONTRACTUAL     EXERCISE         NUMBER AT          EXERCISE
       PRICES           JUNE 30, 1999        LIFE           PRICE        JUNE 30, 1999         PRICE
------------------    ------------------ --------------   ---------      -------------     ---------------
  $7.625 - $9.375             1,342,036      8.15          $ 8.57         526,736            $  8.58
  $11.75 - $13.375              318,294      7.56           12.42         201,441              12.80
  $14.875 - $16.25               36,000      7.57           15.77          21,627              15.66
                              ---------                                   -------
                              1,696,330                                   749,804
                              =========                                   =======


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


                                    JUNE 30, 1999                   JUNE 30, 1998                   JUNE 30, 1997
                            ------------------------------- ------------------------------- -----------------------------
                              AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA     AS REPORTED      PRO FORMA
                            ---------------- -------------- ---------------- -------------- --------------- -------------
   Net income (loss)          $3,178,758      $1,698,182       $342,682       ($664,398)      ($262,476)      ($818,363)
   Income (loss) per share       $0.43           $0.23           $0.05          ($0.09)        ($0.04)         ($0.11)


15.   EARNINGS PER SHARE

      The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator. The reconciliation is not shown for the year ended June 30, 1997, as any common share equivalents are antidilutive.


                                                  YEAR ENDED JUNE 30, 1999              YEAR ENDED JUNE 30, 1998
                                          --------------------------------------  ---------------------------------------
                                                                    PER SHARE                                 PER SHARE
                                            INCOME       SHARES        AMOUNT        INCOME       SHARES       AMOUNT
                                          --------------------------------------  ---------------------------------------
BASIC EPS
Income available to common shareholders   $3,178,758    7,462,723   $      0.43   $  342,682    7,342,683   $      0.05
                                                                    ===========                             ===========

EFFECT OF DILUTIVE SECURITIES
Options                                         --         14,216                      --         208,913
                                          ----------   ----------                 ----------   ----------
DILUTED EPS
Income available to common shareholders
  including assumed conversions           $3,178,758    7,476,939   $      0.43   $  342,682    7,551,596   $      0.05
                                          ==========   ==========   ===========   ==========   ==========   ===========

16.   SEGMENT REPORTING

Effective July 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires the Company to use the "management approach" for identifying operating segments and establishes annual and interim reporting standards for these operating segments. The statement also establishes standards for related disclosures about products and services and geographic areas. The Company's operations and products have been aggregated into a single reportable segment, as permitted under SFAS No. 131, since they have similar economic characteristics, production processes, types of customers and distribution methods.

The Company's primary products include Puncture Closure (the Angio-Seal) and Biomaterials. Puncture Closure products primarily represents Angio-Seal device sales to the Company's Strategic Alliance Partner. Under Biomaterials products, the Company designs and/or manufactures and markets various absorbable polymer and collagen products for use in numerous applications including orthopedics, cardiovascular, tissue regeneration, drug delivery and many others. The Company also receives royalty revenue from the sale of Angio-Seal units by its Strategic Alliance Partner and research and development revenue reimbursed for certain research and development expenses. Revenue by product line is as follows:



                             REVENUE FOR THE YEAR ENDED JUNE 30,
                           ---------------------------------------
                               1999          1998          1997
Puncture Closure           $ 1,127,641   $ 1,248,293   $ 2,544,062
Biomaterials                 6,040,462     3,420,620     1,117,261
                           -----------   -----------   -----------
Net sales                    7,168,103     4,668,913     3,661,323
Research and development     1,894,350     3,641,492     2,842,433
Royalty income               7,182,969     3,008,327       353,239
Milestone fees                                           1,050,000
                           -----------   -----------   -----------
   Total Revenue           $16,245,422   $11,318,732   $ 7,906,995
                           ===========   ===========   ===========



For the years ended June 30, 1999, 1998 and 1997, revenues from the Strategic Alliance Partner represented the following percentages of total revenues of the
Company:


                                                        PERCENTAGE OF TOTAL REVENUE
                                                        FOR THE YEAR ENDED JUNE 30,
                                                ---------------------------------------------
                                                    1999             1998           1997
           Net Sales                                  66%            86%             91%
           Research and development (see Note 2)     100%            96%             98%
           Milestone Fees (see Note 2)                                              100%
           Royalty Income (see Note 2)              100%             100%           100%



      The Company's sales to external customers are summarized below. Net sales are attributed to a country based on the location of the customer. No one country other than the US represented more than 10% of the Company's revenues. In addition, all of the Company's long-lived assets are located in the US.
                                            REVENUE FOR THE YEAR ENDED JUNE 30,
                                          -------------------------------------
                                              1999         1998         1997


           United States                  $ 15,911,292  $11,246,697  $ 6,269,412
           Other foreign countries             334,130       72,035    1,637,583
                                          ------------  -----------  -----------
             Total                        $ 16,245,422  $11,318,732  $ 7,906,995
                                          ============  ===========  ===========

17.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The summarized quarterly results of operations of the Company for the years ended June 30, 1999 and June 30, 1998 are presented below:

                                                                YEAR ENDED JUNE 30, 1999
                                                   -------------------------------------------------
                                                      1ST          2ND           3RD         4TH
                                                    QUARTER      QUARTER       QUARTER     QUARTER
                                                   ----------   ----------   ----------  -----------
Operating revenues                                 $3,551,497   $3,714,312   $4,368,369   $4,611,244
Operating costs and expenses                       $3,249,673   $3,131,134   $3,494,695   $3,512,243
Net income                                         $  370,579   $  654,128   $  958,931   $1,195,120
Basic and diluted earnings per share               $     0.05   $     0.09   $     0.13   $     0.16



                                                                YEAR ENDED JUNE 30, 1999
                                                   ------------------------------------------------------
                                                       1ST           2ND            3RD          4TH
                                                     QUARTER       QUARTER        QUARTER      QUARTER
                                                   -----------    -----------   -----------  ------------
Operating revenues                                 $ 1,565,290    $ 2,762,081   $ 3,606,955   $ 3,384,406
Operating costs and expenses                       $ 2,365,692    $ 2,878,737   $ 2,902,788   $ 3,222,838
Net (loss) income                                  $  (679,680)   $       492   $   809,722   $   212,148
Basic and diluted (loss) earnings per share        $     (0.09)   $      --     $      0.11   $      0.03



      Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

18.   LITIGATION

      In March 1998, the Company, together with its Strategic Alliance Partner, filed a patent infringement claim against Perclose, Inc. of Menlo Park, California ("Perclose"), a competitor in the puncture closure market. In 1999, the Company amended the claim to add a second patent to the infringement suit. The original and amended suits, filed in the Eastern District of Pennsylvania, claim that Perclose infringes the Company's US Patent Nos. 5,676,689 and 5,861,004 (together, the "Patents"). The Patents cover a system and method for sealing a puncture in a blood vessel (e.g. the femoral artery). The Company seeks damages and an order to permanently enjoin Perclose from making, using or selling product that infringes the Patents.

      Perclose filed four counterclaims in answer to the complaint. The first counterclaim seeks to declare the Patent invalid and not infringed; the second and third counterclaims maintain that the Company committed antitrust violations; and the fourth counterclaim asserts that the Company committed unfair competition. Management is unable to predict the final outcome of the suit or whether the resolution of the matter could materially affect the Company's results of operations, cash flows, or financial position. The Company has expensed legal costs, as a component of selling, general and administrative expenses, as services have been incurred.

                                      * * * * *

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

14(B).   REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 1999.

                                          KENSEY NASH CORPORATION


                                          By: /s/ WENDY F. DICICCO
                                             -------------------------------
                                             Wendy F. DiCicco
                                             Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of September, 1999.


              SIGNATURE                                             TITLES
              ---------                                             ------
/s/ JOSEPH W. KAUFMANN                       Chief Executive Officer (Principal Executive Officer),
---------------------------------------      President,  Secretary and Director
Joseph W. Kaufmann

/s/ JOHN E. NASH, P.E.                       Vice President of New Technologies and Director
---------------------------------------
John E. Nash, P.E.

/s/ KENNETH R. KENSEY, M.D.                  Director
---------------------------------------
Kenneth R. Kensey, M.D.

/s/ DOUGLAS G. EVANS, P.E.                   Chief Operating Officer, Assistant Secretary and Director
---------------------------------------
Douglas G. Evans, P.E.

/s/ WENDY F. DICICCO, CPA                    Chief Financial Officer (Principal Accounting and Financial Officer)
---------------------------------------
Wendy F. DiCicco, CPA

/s/ ROBERT J. BOBB                           Director
---------------------------------------
Robert J. Bobb

/s/ HAROLD N. CHEFITZ                        Director
---------------------------------------
Harold N. Chefitz

/s/ WALTER R. MAUPAY, JR.                    Director
---------------------------------------
Walter R. Maupay, Jr.