Form 10-Q
period 1999-09-30
KENSEY NASH CORP
filed 1999-11-15
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 1999

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

      As of October 31, 1999, there were outstanding 7,473,675 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX

                                                                                         PAGE
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                Condensed Consolidated Balance Sheets
                  as of September 30, 1999  (Unaudited) and June 30, 1999................. 3

                Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 1999 and 1998 (Unaudited)...... 4

                Condensed Consolidated Statements of Stockholders' Equity as of
                  September 30, 1999 (Unaudited) and June 30, 1999........................ 5

                Condensed Consolidated Statements of Cash Flows
                  for the three months ended September 30, 1999 and 1998 (Unaudited)...... 6

                Notes to Condensed Consolidated Financial Statements (Unaudited).......... 7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................... 9


PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................13


SIGNATURES................................................................................14


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                     SEPTEMBER 30,      June 30,
ASSETS                                                                                   1999            1999
CURRENT ASSETS:
  Cash and cash equivalents                                                          $    564,594    $  1,189,083
  Short-term investments                                                                8,418,573       8,479,617
  Trade receivables                                                                     2,278,395       2,247,050
  Royalties receivable  (Note 2)                                                        1,048,506         742,143
  Officer loans                                                                           269,198         264,535
  Other receivables (including approximately $111,700 and $62,000 at
    September 30, 1999 and June 30, 1999, respectively, due from employees)               294,367         170,181
  Inventory (Note 3)                                                                      552,673         748,698
  Prepaid expenses and other                                                              346,978         320,106
                                                                                     ------------    ------------
         Total current assets                                                          13,773,284      14,161,413
                                                                                     ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements                                                                4,023,373       4,023,373
  Machinery, furniture and equipment                                                    5,164,117       4,840,529
  Construction in progress                                                              1,484,066         676,836
                                                                                     ------------    ------------
     Total property, plant and equipment                                               10,671,556       9,540,738
  Accumulated depreciation                                                             (4,117,539)     (3,801,514)
                                                                                     ------------    ------------
     Net property, plant and equipment                                                  6,554,017       5,739,224
                                                                                     ------------    ------------
OTHER ASSETS:
  Restricted investments (Note 4)                                                       3,455,725       4,675,725
  Property under capital leases, net                                                       21,459          28,368
  Acquired patents, net of accumulated amortization of $445,519 and $381,873
    at September 30, 1999 and June 30, 1999, respectively                               3,546,890       3,610,536
                                                                                     ------------    ------------
    Total other assets                                                                  7,024,074       8,314,629
                                                                                     ------------    ------------
TOTAL                                                                                $ 27,351,375    $ 28,215,266
                                                                                     ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                   $  1,210,332    $  1,446,800
  Accrued expenses                                                                        455,061         863,458
  Current portion of line of credit, obligation under patent acquisition agreement
    and capital lease obligations                                                         308,584         600,398
  Deferred revenue - royalties and other (Note 2)                                                         390,846
                                                                                     ------------    ------------
    Total current liabilities                                                           1,973,977       3,301,502
DEBT and OBLIGATION UNDER CAPITAL LEASES, long-term portion                             5,964,087       6,012,863
                                                                                     ------------    ------------
         Total liabilities                                                              7,938,064       9,314,365
                                                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 4):

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at September 30, 1999 and June 30, 1999
  Common stock, $.001 par value, 25,000,000 shares authorized,
    7,471,760 and 7,470,710 shares issued and outstanding at September 30, 1999
    and June 30, 1999, respectively                                                         7,472           7,470
  Capital in excess of par value                                                       37,705,457      37,697,452
  Accumulated deficit                                                                 (17,919,478)    (18,562,619)
  Accumulated other comprehensive income                                                 (380,140)       (241,402)
                                                                                     ------------    ------------
    Total stockholders' equity                                                         19,413,311      18,900,901
                                                                                     ------------    ------------
TOTAL                                                                                $ 27,351,375    $ 28,215,266
                                                                                     ============    ============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                -------------------------------
                                                    1999           1998
REVENUES (Notes 1 and 2):
  Net sales                                     $ 2,363,620    $ 1,376,978
  Research and development                           34,398        769,108
  Royalty income                                  1,421,102      1,405,411
                                                -----------    -----------
           Total revenues                         3,819,120      3,551,497
                                                -----------    -----------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                           1,428,108      1,278,373
  Research and development                        1,324,867      1,397,771
  Selling, general and administrative               531,320        573,529
                                                -----------    -----------
           Total operating costs and expenses     3,284,295      3,249,673
                                                -----------    -----------

INCOME FROM OPERATIONS                              534,825        301,824
                                                -----------    -----------

OTHER INCOME:
  Interest income                                   222,969        134,713
  Interest expense                                 (114,653)       (65,959)
  Other                                                                 1
                                                -----------    -----------
           Total other income - net                 108,316         68,755
                                                -----------    -----------
INCOME BEFORE INCOME TAXES                          643,141        370,579
Provision for Income Taxes (Note 5)
                                                -----------    -----------
NET INCOME                                      $   643,141    $   370,579
                                                ===========    ===========
BASIC and DILUTED EARNINGS PER
   SHARE (Note 1)                               $      0.09    $      0.05
                                                ===========    ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING (Note 1)                     7,521,419      7,465,754
                                                ===========    ===========

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                          CAPITAL                      ACCUMULATED
                                   COMMON STOCK          IN EXCESS                        OTHER        COMPREHENSIVE
                             ------------------------      OF PAR       ACCUMULATED   COMPREHENSIVE      INCOME /
                                SHARES       AMOUNT        VALUE          DEFICIT         LOSS         (LOSS)            TOTAL
BALANCE, JUNE 30, 1996        7,156,493    $   7,156    $ 33,815,216    $(21,821,583)                                 $ 12,000,789

 Exercise of stock options       41,758           42         388,591                                                       388,633

 Net loss                                                                   (262,476)                  $   (262,476)      (262,476)
                              ---------    ---------    ------------    ------------                   ------------   ------------

BALANCE, JUNE 30, 1997        7,198,251        7,198      34,203,807     (22,084,059)                                   12,126,946

 Exercise of stock options       61,021           61         556,174                                                       556,235

 Shares issued under Patent
   Acquisition Agreement        200,000          200       2,837,400                                                     2,837,600

 Net income                                                                  342,682                        342,682        342,682
                              ---------    ---------    ------------    ------------                   ------------   ------------

BALANCE, JUNE 30, 1998        7,459,272        7,459      37,597,381     (21,741,377)                                   15,863,463
                              ---------    ---------    ------------    ------------                                  ------------

 Exercise of stock options       11,438           11         100,071                                                       100,082

 Net income                                                                3,178,758                      3,178,758      3,178,758

 Comprehensive loss  (Note 1)                                                              (241,402)       (241,402)      (241,402)
                                                                                                       ------------   ------------

 Comprehensive income                                                                                     2,937,356
                              ---------    ---------    ------------    ------------     ----------    ============

BALANCE, JUNE 30, 1999        7,470,710    $   7,470    $ 37,697,452    $(18,562,619)    $ (241,402)                  $ 18,900,901
                              ---------    ---------    ------------    ------------     ----------                   ------------

 Exercise of stock options        1,050            2           8,005                                                         8,007

 Net income                                                                  643,141                        643,141        643,141

 Comprehensive loss  (Note 1)                                                              (138,738)       (138,738)      (138,738)
                                                                                                       ------------   ------------
 Comprehensive income                                                                                  $    504,403
                              ---------    ---------    ------------    ------------    -----------    ------------

BALANCE, SEPTEMBER 30, 1999   7,471,760    $   7,472    $ 37,705,457    $(17,919,478)   $  (380,140)                  $ 19,413,311
                              =========    =========    ============    ============    ===========                   ============

See notes to the consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                               -----------------------------
                                                                  1999              1998
OPERATING ACTIVITIES:
 Net income                                                    $   643,141    $   370,579
 Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                   386,580        316,568
 Changes in assets and liabilities which (used) provided cash:
   Accounts receivable                                            (466,557)      (856,662)
   Prepaid expenses and other current assets                       (26,872)      (113,376)
   Inventory                                                       196,025        182,963
   Accounts payable and accrued expenses                          (644,865)       152,567
   Deferred revenue                                               (390,846)      (707,126)
                                                               -----------    -----------
   Net cash used in operating activities                          (303,394)      (654,487)
                                                               -----------    -----------

INVESTING ACTIVITIES:
 Additions to property, plant and equipment                     (1,130,818)      (262,822)
 Sale of restricted investments                                  1,220,000
 Purchase of investments                                           (77,693)
 Sale of investments                                                              162,480
                                                               -----------    -----------
   Net cash provided by (used in) investing activities              11,489       (100,342)
                                                               -----------    -----------

FINANCING ACTIVITIES:
 Principal payments under capital leases                            (8,495)        (9,483)
 Repayments of patent acquisition obligation                      (332,095)      (106,317)
 Exercise of stock options                                           8,006
                                                               -----------    -----------
   Net cash used in by financing activities                       (332,584)      (115,800)
                                                               -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                             (624,489)      (870,629)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,189,083      1,407,684
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   564,594    $   537,055
                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                        $   107,529    $    65,959
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

                             KENSEY NASH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          BASIS OF PRESENTATION
          The consolidated balance sheet at September 30, 1999, the consolidated statements of operations for the three months ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the three months ended September 30, 1999 and 1998 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

          Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended September 30, 1999 are not necessarily indicative of operating results for the full year.

          CASH AND CASH EQUIVALENTS
          Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

          EXPORT SALES
          Export sales from the Company's U.S. operations to unaffiliated customers in Europe totaled $119,292 and $29,910 for the three months ended September 30, 1999 and 1998, respectively.

          EARNINGS PER SHARE
          Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive.

          COMPREHENSIVE INCOME
          Accumulated other comprehensive loss, shown in the consolidated statements of shareholders' equity at September 30, 1999 and June 30, 1999, 1998 and 1997, is solely comprised of unrealized losses on the Company's available-for-sale securities. There were no unrealized gains or losses in the years ended June 30, 1998 and 1997. The tax effect of other comprehensive income on fiscal years 2000 and 1999 was not significant.

NOTE 2 -- DEFERRED REVENUE - ROYALTIES

          Upon receipt of pre-market approval for the 8 French ("F") size Angio-Seal device (the "Angio-Seal") from the Food and Drug Administration (the "FDA") on September 30, 1996, the Company received a $3 million advance on future royalties under the Company's licensing agreement (the "Licensing Agreement") with its Strategic Alliance Partner, St. Jude Medical, Inc. ("St. Jude"). Such advance was recorded as deferred revenue. The Licensing Agreement provides for certain minimum royalty payments ("Minimum Royalty") during the first five years after receiving FDA approval (each royalty year begins on October 1 and ends on September 30). As stipulated in the Licensing Agreement, the $3 million advance was reduced in each period by 50% of royalties earned in excess of the Minimum Royalty in any royalty year. The remainder of royalties earned was received as cash proceeds by the Company. At September 30, 1999 the entire $3 million liability had been repaid by the Company via these royalty payment reductions.

NOTE 3  -- INVENTORY

          Inventory is stated at the lower of cost (determined by the average cost method which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                  SEPTEMBER 30, 1999    JUNE 30, 1999
                                  ------------------    -------------
          Raw materials               $  504,658         $  666,271
          Work in process             $   48,015             82,427
                                      ----------         ----------
          Total                       $  552,673         $  748,698
                                      ==========         ==========

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

          The Company has pledged $1,949,386 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred by such employees as the result of the receipt of Common Stock in settlement of the employee stock rights. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $1,908,783 at September 30, 1999.

          In addition, under the terms of the Company's Financing Agreement, the Company has placed the remaining proceeds of such agreement into a certificate of deposit ("CD"). The CD is restricted for capital expenditure purposes only. The balance of the CD at September 30, 1999 is $1,506,339 and is included in restricted investments due to the capital expenditure restriction placed on its use.

NOTE 5 -- INCOME TAXES
          As of June 30, 1999, the Company had net operating loss carryforwards for federal and state tax purposes totaling $14.8 and $3 million, respectively. As such, no provision has been made for income taxes for the three months ended September 30, 1999. A portion of the NOL may be subject to various statutory limitations as to its usage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Kensey Nash Corporation (the "Company") designs, develops and manufactures, both individually and in conjunction with third parties, medical devices for use primarily in the cardiovascular and orthopedic markets.

The Company is a leader in the cardiac catheterization puncture closure market with its Angio-Seal device. The Angio-Seal is an absorbable medical device for the sealing of arterial punctures created during cardiovascular procedures such as angiography, angioplasty, atherectomy and the placement of stents. The Company participates in the puncture closure market primarily through its relationship with its Strategic Alliance Partner, St. Jude Medical, Inc. ("St. Jude"), from which it generates royalty income, research and development funding and sales revenue through the manufacture of Angio-Seal devices and components for the Angio-Seal.

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

The Company's succeeding product in the cardiovascular market is a revascularization device, the Aegis Vortex System ("AVS"). The AVS is a device designed to open occluded saphenous vein bypass grafts ("SVGs") while minimizing the risk of embolization, a common problem with current treatment alternatives. The Company is developing the AVS utilizing its intellectual property and in-house expertise. The Company announced the initiation of clinical trials for the AVS in July 1999.

In addition, the Company has leading technology in the area of absorbable biomaterials and continues to expand its capabilities. The Company is currently manufacturing absorbable collagen and polymer products for third parties for use in orthopedic, cardiovascular, tissue regeneration, bone growth protein and drug delivery applications, among others.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues for these periods consisted of net sales, research and development revenue and royalty income. Revenues increased 8% to $3,819,000 in the three months ended September 30, 1999 from $3,551,000 in the three months ended September 30, 1998. Net sales of products increased 72% to $2,364,000 from $1,377,000 for the three months ended September 30, 1999 and 1998, respectively. Research and development revenues decreased 96% to $34,000 from $769,000 for the three months ended September 30, 1999 and 1998, respectively. The increase in net sales was attributable to an increase in both 8F Angio-Seal components, the addition of 6F Angio-Seal commercial devices and increased sales of commercial bioabsorbable OEM polymer and collagen products. The increases in sales of Angio-Seal components and devices, sold to St. Jude, come as a result of slightly increased demand for the 8F product in the US and European markets, as well as the European launch of the 6F Angio-Seal device by St. Jude. The Company is currently providing St. Jude with 6F Angio-Seal devices for the European market. The Company expects St. Jude to take over such manufacturing activities by the end of its fiscal year 2000. St. Jude has recently informed the Company that it would be performing all ongoing research and development in-house. As such, research and development revenue has significantly declined from the three month period a year ago. The Company does not expect research and development revenue to be a significant revenue component in the future.

Royalty income increased 1% to $1,421,000 from $1,405,000 in the three months ended September 30, 1999 and 1998, respectively. Approximately 81,000 Angio-Seal units were sold to end-users in the quarter ending September 30, 1999 compared to 75,000 units sold in the quarter ending September 30, 1998. The increase in royalty income reflected slight increases in demand in both the U.S. and European markets versus the same quarter a year earlier. As St. Jude continues to increase production and enhance marketing efforts for the Angio-Seal Product Line in the United States and in Europe, the Company expects royalty income to become an increasingly significant source of revenue. Royalty rates are based on volume of units sold (rates decline as certain cumulative unit sales levels are reached) and are equivalent in both the domestic and foreign licensing agreements with St. Jude.

Cost of products sold increased 12% to $1,428,000 in the three months ended September 30, 1999 from $1,278,000 in the three months ended September 30, 1998. This increase reflects greater net sales of products offset by favorable product mix. In addition, the significant increase in net sales brings the Company closer to full utilization of its capacity and absorbption of overhead, resulting in a favorable gross margin trend.

Research and development expense, including regulatory and clinical expense, decreased 5% to $1,325,000 in the three months ended September 30, 1999 from $1,398,000 in the three months ended September 30, 1998. This decrease in expense is mainly attributable to the ongoing shift of development for the Angio-Seal to St. Jude as well as the commercialization of the 6F product. This decrease is offset by the Company's continued development efforts in revascularization technology (the AVS), including clinical trials which it is currently conducting for the AVS. The Company also continues to expand its development efforts on its biomaterials products, including absorbable polymers and collagen. The Company expects research and development expense to increase as it investigates and develops new products, conducts clinical trials and seeks regulatory approval for its proprietary products.

Selling, general and administrative expense decreased 7% to $531,000 in the three months ended September 30, 1999 from $574,000 in the three months ended September 30, 1998. This decrease was primarily a result of lower litigation costs related to the Company's ongoing patent infringement suit.

Interest expense increased 74% to $115,000 in the three months ended September 30, 1999 from $66,000 in the three months ended September 30, 1998. This increase was due to an increase in the Company's outstanding debt from $2,000,000 at September 30, 1998 to $6,075,000 at September 30, 1999. Interest
income increased 66% to $223,000 in the three months ended September 30, 1999 from $135,000 in the three months ended September 30, 1998 as a result of an increase in average total cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in the Company's operating activities was $303,000 and $654,000 during the three months ended September 30, 1999 and 1998, respectively. In the three months ending September 30, 1999, changes in asset and liability balances resulted in a net $1,333,000 use of cash, which was offset by a net income of $643,000 and non-cash depreciation and amortization of $387,000. Changes in asset and liability balances resulted in a net $1,342,000 use of cash offset by net income of $371,000 and non-cash depreciation and amortization of $317,000 in the three months ending September 30, 1998.

The Company's cash, cash equivalents and short-term investments were $8,983,000 at September 30, 1999. In addition, the Company has $3,457,000 in restricted investment accounts (not included in the $8,983,000). The Company has pledged $1,949,000 in investments as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of

Common Stock at the time of the IPO. In exchange for the Company pledging this collateral, the employees have pledged their Common Stock as collateral to the Company. The Company also has $1,508,000 in investments restricted for capital spending through June 30, 2000 under the terms of a Financing Agreement which provided a total of $5 million. Related to this funding, the Company has a capital spending plan for fiscal year 2000 of which, for the three months ended September 30, 1999, $1.1 million was expended primarily on machinery, equipment and leasehold improvements. These expenditures were related to the continued expansion of the Company's manufacturing capabilities, principally its collagen and polymer product lines.

The Company received a $3.0 million royalty advance under the Licensing Agreement upon receipt of FDA approval of the Angio-Seal in fiscal year 1997. This royalty advance has been reduced in each period by 50% of the excess of royalty income over minimum royalties stipulated within the Licensing Agreements. During the three months ended September 30, 1999, the liability was reduced to $0.

In November 1997, the Company acquired patents under a Patent Acquisition Agreement in exchange for 200,000 shares of common stock and a series of eight quarterly cash payments, which began on March 31, 1998, totaling $1.2 million. The patents were recorded on the balance sheet at the value of the shares on the date of the agreement plus the present value of the $1.2 million cash and any legal and other related costs incurred to acquire such patents. The present value of the cash payments ($1.1 million) was recorded on the balance sheet with a remaining balance at September 30, 1999 of $171,000.

The Company plans to continue to expend substantial resources to fund clinical trials to gain regulatory approvals and to continue to expand research and development activities, particularly for its revascularization technology and biomaterials products.

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

The Company's investment portfolio consists primarily of high quality US government securities and certificates of deposit with an average maturity of one year or less. The Company mitigates default risk by investing in what it believes are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At September 30, 1999, the Company's total portfolio consisted of approximately $12.5 million of investments, all of which had maturities within one year. Additionally, the Company generally holds securities until maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

The Company has $1,075,000 in fixed rate debt, for which the risk would be an inability to refinance if rates decreased. The remaining $5 million of the Company's debt fluctuates with the US treasury rate and is therefore subject to increases in US interest rates. The estimated potential reduction in earnings from a one-point increase in the Five Year US treasury rate for the three months ended September 30, 1999 would have been approximately $4,200.

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

The Company has completed its assessment of potential year 2000 issues and the associated potential risks. The Company has assessed the impact of the year 2000 issues and believes that its business products and services will not be significantly impacted. The Company has identified all financial, informational and operational systems and found that all critical processes incorporating these systems are 2000 compliant. The Company is verifying the readiness of its significant customers and suppliers, including St. Jude, through the distribution of a questionnaire. This process was substantially completed as of September 30, 1999. The Company does not warrant, however, that these companies' year 2000 compliance activities will be completely successful. The Company continues to monitor the situation and refine its contingency plans as appropriate.

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

                                      KENSEY NASH CORPORATION


Date: November 15, 1999               By: /s/  Wendy F. DiCicco
                                      ------------------------------
                                      Wendy F. DiCicco

                                      Chief Financial Officer