Form 10-Q
period 1999-12-31
KENSEY NASH CORP
filed 2000-02-14
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: DECEMBER 31, 1999

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

         As of January 31, 2000, there were outstanding 7,474,317 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION

                         QUARTER ENDED DECEMBER 31, 1999


                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
                           Consolidated Balance Sheets
                             as of December 31, 1999  (Unaudited) and June 30, 1999........................      3

                           Consolidated Statements of Operations
                             for the three and six months ended December 31,
                             1999 and 1998 (Unaudited).....................................................      4

                           Consolidated Statements of Stockholders' Equity as of
                             December 31, 1999 (Unaudited) and June 30, 1999...............................      5

                           Consolidated Statements of Cash Flows
                             for the six months ended December 31, 1999 and 1998 (Unaudited)...............      6

                           Notes to Consolidated Financial Statements (Unaudited)..........................      7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................      9


PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................     14


SIGNATURES                          .......................................................................     15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                                                    December 31,      June 30,
ASSETS                                                                                  1999            1999
CURRENT ASSETS:                                                                      (UNAUDITED)
  Cash and cash equivalents                                                         $  1,207,024    $  1,189,083
  Short-term investments                                                               7,629,822       8,479,617
  Trade receivables                                                                    2,714,878       2,247,050
  Royalties receivable  (Note 2)                                                       1,524,873         742,143
  Officer loans                                                                          519,198         264,535
  Other receivables (including approximately $52,336 and $62,000 at
       December 31, 1999 and June 30, 1999, respectively, due from employees)            276,061         170,181
  Inventory (Note 3)                                                                     833,973         748,698
  Prepaid expenses and other                                                             481,847         320,106
                                                                                    ------------    ------------
         Total current assets                                                         15,187,676      14,161,413
                                                                                    ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements                                                               4,023,373       4,023,373
  Machinery, furniture and equipment                                                   5,393,607       4,840,529
  Construction in progress                                                             1,852,923         676,836
                                                                                    ------------    ------------
         Total property, plant and equipment                                          11,269,903       9,540,738
  Accumulated depreciation                                                            (4,409,242)     (3,801,514)
                                                                                    ------------    ------------
         Net property, plant and equipment                                             6,860,661       5,739,224
                                                                                    ------------    ------------
OTHER ASSETS:
  Restricted investments (Note 4)                                                      2,455,725       4,675,725
  Property under capital leases, net                                                      15,519          28,368
  Acquired patents, net of accumulated amortization of $509,164 and $381,873
     at December 31,  1999 and June 30, 1999, respectively                             3,483,245       3,610,536
                                                                                    ------------    ------------
      Total other assets                                                               5,954,489       8,314,629
                                                                                    ------------    ------------

TOTAL                                                                               $ 28,002,826    $ 28,215,266
                                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                  $  1,278,692    $  1,446,800
  Accrued expenses                                                                       276,271         863,458
  Current portion of debt, obligation under patent acquisition agreement
        and capital lease obligations                                                    179,580         600,398
  Deferred revenue - royalties and other (Note 2)                                          9,250         390,846
                                                                                    ------------    ------------
         Total current liabilities                                                     1,743,793       3,301,502
DEBT and OBLIGATION UNDER CAPITAL LEASES, long-term portion                            5,914,298       6,012,863
                                                                                    ------------    ------------
         Total liabilities                                                             7,658,091       9,314,365
                                                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 4):

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at December 31, 1999 and June 30, 1999
  Common stock, $.001 par value, 25,000,000 shares authorized,
       7,473,967 and 7,470,710 shares issued and outstanding at December 31, 1999
       and June 30, 1999, respectively                                                     7,475           7,470
  Capital in excess of par value                                                      37,738,991      37,697,452
  Accumulated deficit                                                                (17,043,327)    (18,562,619)
  Accumulated other comprehensive income                                                (358,404)       (241,402)
                                                                                    ------------    ------------
      Total stockholders' equity                                                      20,344,735      18,900,901
                                                                                    ------------    ------------
TOTAL                                                                               $ 28,002,826    $ 28,215,266
                                                                                    ============    ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      DECEMBER 31,                   DECEMBER 31,
                                                --------------------------    --------------------------
                                                   1999           1998           1999           1998
REVENUES (Notes 1 and 2):
  Net sales                                     $ 3,009,292    $ 1,829,058    $ 5,372,912    $ 3,206,036
  Research and development                            8,199        390,530         42,597      1,159,638
  Royalty income                                  1,525,115      1,494,724      2,946,217      2,900,135
                                                -----------    -----------    -----------    -----------
           Total revenues                         4,542,606      3,714,312      8,361,726      7,265,809
                                                -----------    -----------    -----------    -----------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                           1,637,289      1,160,550      3,065,397      2,438,923
  Research and development                        1,315,038      1,429,218      2,639,905      2,826,989
  Selling, general and administrative               809,125        541,366      1,340,445      1,114,895
                                                -----------    -----------    -----------    -----------
           Total operating costs and expenses     3,761,452      3,131,134      7,045,747      6,380,807
                                                -----------    -----------    -----------    -----------

                                                -----------    -----------    -----------    -----------
INCOME FROM OPERATIONS                              781,154        583,178      1,315,979        885,002
                                                -----------    -----------    -----------    -----------

OTHER INCOME:
  Interest income                                   212,851        128,519        436,851        263,232
  Interest expense                                 (117,879)       (59,936)      (232,532)      (125,895)
  Other                                                  25          2,367         (1,006)         2,368
                                                -----------    -----------    -----------    -----------
           Total other income - net                  94,997         70,950        203,313        139,705
                                                -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                          876,151        654,128      1,519,292      1,024,707
Provision for income taxes (Note 5)
                                                -----------    -----------    -----------    -----------
NET INCOME                                      $   876,151    $   654,128    $ 1,519,292    $ 1,024,707
                                                ===========    ===========    ===========    ===========

BASIC and DILUTED EARNINGS PER
   SHARE (Note 1)                               $      0.12    $      0.09    $      0.20    $      0.14
                                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING (Note 1)                     7,611,669      7,472,851      7,571,119      7,469,123
                                                ===========    ===========    ===========    ===========


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------

                                                                               CAPITAL
                                                         COMMON STOCK         IN EXCESS
                                                     ---------------------     OF PAR       ACCUMULATED
                                                      SHARES        AMOUNT     VALUE          DEFICIT
BALANCE, JUNE 30, 1997                                7,198,251    $ 7,198  $ 34,203,807    $ (22,084,059)

   Exercise of stock options                             61,021         61       556,174

   Shares issued under Patent Acquisition Agreement     200,000        200     2,837,400

   Net income                                                                                     342,682

                                                     ---------     -------  ------------    -------------
BALANCE, JUNE 30, 1998                               7,459,272       7,459    37,597,381      (21,741,377)
                                                     ---------     -------  ------------    -------------

   Exercise of stock options                             11,438         11       100,071

   Net income                                                                                   3,178,758

   Comprehensive loss  (Note 1)

   Comprehensive income

                                                     ---------     -------  ------------    -------------
BALANCE, JUNE 30, 1999                               7,470,710     $ 7,470  $ 37,697,452    $ (18,562,619)
                                                     ---------     -------  ------------    -------------

   Exercise of stock options                             4,342           5        41,539

   Net income                                                                                   1,519,292

   Comprehensive loss  (Note 1)

   Comprehensive income

                                                     ---------     -------  ------------    -------------
BALANCE, DECEMBER 31, 1999                           7,475,052     $ 7,475  $ 37,738,991    $ (17,043,327)
                                                     =========     =======  ============    =============

                                                            ACCUMULATED
                                                              OTHER
                                                           COMPREHENSIVE  COMPREHENSIVE
                                                               LOSS       INCOME/(LOSS)     TOTAL
BALANCE, JUNE 30, 1997                                                                   $12,126,946

   Exercise of stock options                                                                 556,235

   Shares issued under Patent Acquisition Agreement                                        2,837,600

   Net income                                                             $    342,682       342,682
                                                                          ------------   -----------

BALANCE, JUNE 30, 1998                                                                    15,863,463
                                                                                         -----------

   Exercise of stock options                                                                 100,082

   Net income                                                                3,178,758     3,178,758

   Comprehensive loss  (Note 1)                              (241,402)        (241,402)     (241,402)
                                                                          ------------   -----------

   Comprehensive income                                                      2,937,356
                                                                          ------------

                                                           ----------                    -----------
BALANCE, JUNE 30, 1999                                     $ (241,402)                   $18,900,901
                                                           ----------                    -----------

   Exercise of stock options                                                                  41,544

   Net income                                                                1,519,292     1,519,292

   Comprehensive loss  (Note 1)                              (117,002)        (117,002)     (117,002)
                                                                          ------------   -----------

   Comprehensive income                                                   $  1,402,290
                                                                          ============

                                                           ----------                    -----------
BALANCE, DECEMBER 31, 1999                                 $ (358,404)                   $20,344,735
                                                           ==========                    ===========




See notes to the consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                 SIX MONTHS ENDED
                                                                    DECEMBER 31,
                                                              --------------------------
                                                                  1999           1998
OPERATING ACTIVITIES:
  Net income                                                  $ 1,519,292    $ 1,024,707
  Adjustments to reconcile net income to net cash used in
       operating activities:
       Depreciation and amortization                              747,868        576,408
  Changes in assets and liabilities which used cash:
       Accounts receivable                                     (1,611,101)    (1,895,566)
       Prepaid expenses and other current assets                 (161,741)       (43,827)
       Inventory                                                  (85,275)       367,323
       Accounts payable and accrued expenses                     (755,295)       259,759
       Deferred revenue                                          (381,596)      (685,240)
                                                              -----------    -----------
        Net cash used in operating activities                    (727,848)      (396,436)
                                                              -----------    -----------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                   (1,729,165)      (643,933)
  Sale of investments                                           2,952,793        118,480
                                                              -----------    -----------
        Net cash provided by (used in) investing activities     1,223,628       (525,453)
                                                              -----------    -----------

FINANCING ACTIVITIES:
  Principal payments under capital leases                         (15,930)       (19,302)
  Repayments of patent acquisition obligation                    (503,453)      (214,892)
  Exercise of stock options                                        41,544          1,645
                                                              -----------    -----------
        Net cash used in financing activities                    (477,839)      (232,549)
                                                              -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   17,941     (1,154,438)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  1,189,083      1,407,684
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 1,207,024    $   253,246
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                      $   117,879    $   126,909
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

                             KENSEY NASH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       BASIS OF PRESENTATION
       The consolidated balance sheet at December 31, 1999, the consolidated statements of operations for the six months ended December 31, 1999 and 1998 and the consolidated statements of cash flows for the six months ended December 31, 1999 and 1998 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented have been made.

       Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended December 31, 1999 are not necessarily indicative of operating results for the full year.

       CASH AND CASH EQUIVALENTS
       Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.


       EXPORT SALES
       Export sales from the Company's US operations to unaffiliated customers in Europe totaled $116,562 and $110,105 for the three months ended December 31, 1999 and 1998, respectively and $231,595 and $140,015 for the six months ended December 31, 1999 and 1998, respectively.

       EARNINGS PER SHARE
       Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive.

       COMPREHENSIVE INCOME
       Accumulated other comprehensive loss, shown in the consolidated statements of shareholders' equity at December 31, 1999 and June 30, 1999, 1998 and 1997, is solely comprised of unrealized losses on the Company's available-for-sale securities. There were no unrealized gains or losses in the years ended June 30, 1998 and 1997. The tax effect of other comprehensive income on fiscal years 2000 and 1999 was not significant.

NOTE 2 -- DEFERRED REVENUE - ROYALTIES

       Upon receipt of pre-market approval for the 8 French ("F") size Angio-Seal device (the "Angio-Seal") from the Food and Drug Administration (the "FDA") on September 30, 1996, the Company received a $3 million advance on future royalties under the Company's licensing agreement (the "Licensing Agreement") with its Strategic Alliance Partner, St. Jude Medical, Inc. ("St. Jude"). Such advance was recorded as deferred revenue. The Licensing Agreement provides for certain minimum royalty payments ("Minimum Royalty") during the first five years after receiving FDA approval (each royalty year begins on October 1 and ends on September 30). As stipulated in the Licensing Agreement, the $3 million advance was reduced in each period by

       50% of royalties earned in excess of the Minimum Royalty in any royalty year. The remainder of royalties earned was received as cash proceeds by the Company. At December 31, 1999 the entire $3 million liability had been repaid by the Company via these royalty payment reductions.

NOTE 3 -- INVENTORY

       Inventory is stated at the lower of cost (determined by the average cost method which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:


                 DECEMBER 31, 1999         JUNE 30, 1999
                 -----------------         -------------
Raw materials       $786,070                 $666,271
Work in process       47,903                   82,427
                    --------                 --------
Total               $833,973                 $748,698
                    ========                 ========


NOTE 4 -- COMMITMENTS AND CONTINGENCIES

       The Company has pledged $1,949,386 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred by such employees as the result of the receipt of Common Stock in settlement of the employee stock rights. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $1,942,095 at December 31, 1999.

       In addition, under the terms of the Company's Financing Agreement, the Company has placed the remaining proceeds of such agreement into a certificate of deposit ("CD"). The CD is restricted for capital expenditure purposes only. The balance of the CD at December 31, 1999 is $506,339 and is included in restricted investments due to the capital expenditure restriction placed on its use.

NOTE 5 -- INCOME TAXES

       As of June 30, 1999, the Company had net operating loss carryforwards for federal and state tax purposes totaling $14.8 and $3 million, respectively. As such, no provision has been made for income taxes for the three or six months ended December 31, 1999 or 1998. A portion of the NOL may be subject to various statutory limitations as to its usage.

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

In February 1999, the Company announced European Community ("CE") Mark Approval had been granted for the new 6F Angio-Seal puncture closure device. CE Mark approval allows the sale of the device throughout the European Union. This smaller version of the Company's 8F Angio-Seal, currently marketed in both the US and Europe, is designed to seal arterial punctures 6F and smaller and addresses the largest segment of the puncture closure market. The Company is awaiting approval in the US from the Food and Drug Administration ("FDA") for the 6F Angio-Seal.

The Company's latest product in the cardiovascular market is a revascularization device, the Aegis Vortex System ("AVS"). The AVS is designed to open occluded saphenous vein bypass grafts ("SVGs") while minimizing the risk of embolization, a common problem with current treatment alternatives. The Company is developing the AVS using its intellectual property and in-house expertise. The Company announced the initiation of clinical trials for the AVS in July 1999.

In addition, the Company has developed leading technology in the area of absorbable biomaterials and continues to expand its capabilities. The Company is currently manufacturing absorbable collagen and polymer products for third parties for use in orthopedic, cardiovascular, tissue regeneration, bone growth protein and drug delivery applications, among others.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

Revenues for these periods consisted of net sales, research and development revenue and royalty income. Revenues increased 22% to $4,543,000 in the three months ended December 31, 1999 from $3,714,000 in the three months ended December 31, 1998. Net sales of products increased 65% to $3,009,000 from $1,829,000 for the three months ended December 31, 1999 and 1998, respectively. Research and development revenues decreased 98% to $8,000 from $391,000 for the three months ended December 31, 1999 and 1998, respectively. The increase in net sales was attributable to an increase in sales of 6F Angio-Seal commercial devices and increased sales of commercial bioabsorbable OEM polymer and collagen products. The Company is currently providing St. Jude with 6F Angio-Seal devices for the European market. The Company expects St. Jude to commence manufacturing these devices by the end of its fiscal year 2000. During the fiscal year ended June 30, 1999, St. Jude informed the Company that it would be performing all ongoing research and development in-house. As such, research and development revenue has significantly declined from the three month period ending December 31, 1998. The Company does not expect research and development revenue to be a significant revenue component in the future.

Royalty income increased 2% to $1,525,000 from $1,495,000 in the three months ended December 31, 1999 and 1998, respectively. The increase in royalty income is primarily attributable to strong growth in the international markets due to the 6F Angio-Seal sales. Royalty rates are based on volume of units sold (rates decline as certain cumulative unit sales levels are reached) and are equivalent in both the domestic and foreign licensing agreements with St. Jude.

Cost of products sold increased 41% to $1,637,000 in the three months ended December 31, 1999 from $1,161,000 in the three months ended December 31, 1998. This increase reflects greater net sales of products offset by favorable product mix. In addition, the significant increase in net sales brings the Company closer to full utilization of its capacity and absorption of overhead, resulting in a favorable gross margin trend.

Research and development expense, including regulatory and clinical expense, decreased 8% to $1,315,000 in the three months ended December 31, 1999 from $1,429,000 in the three months ended December 31, 1998. This decrease in expenses is mainly attributable to the shift of almost all of the development for the Angio-Seal to St. Jude as well as the commercialization of the 6F product. This decrease is offset by the Company's continued development efforts in revascularization technology, including clinical trials which it is currently conducting for the AVS. The Company also continues to expand its development efforts with respect to its biomaterials products, including absorbable polymers and collagen. The Company expects research and development expense to increase as it investigates and develops new products, conducts clinical trials and seeks regulatory approval for its proprietary products.

Selling, general and administrative expense increased 49% to $809,000 in the three months ended December 31, 1999 from $541,000 in the three months ended December 31, 1998. This increase was primarily a result of higher litigation costs related to the Company's ongoing patent infringement suit, as well as increased marketing efforts related to the AVS.

Interest expense increased 97% to $118,000 in the three months ended December 31, 1999 from $60,000 in the three months ended December 31, 1998. This increase was due to an increase in the Company's outstanding debt from $2,000,000 at December 31, 1998 to $6,075,000 at December 31, 1999. Interest income increased 66% to $213,000 in the three months ended December 31, 1999 from $129,000 in the three months ended December 31, 1998 as a result of an increase in average total cash and investment balances.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

Revenues for these periods consisted of net sales, research and development revenue, and royalty income. Revenues increased 15% to $8,362,000 in the six months ended December 31, 1999 from $7,266,000 in the six months ended December 31, 1998. Net sales of products increased 68% to $5,373,000 from $3,206,000 for the six months ended December 31, 1999 and 1998, respectively. Research and development revenues decreased 96% to $43,000 from $1,160,000 for the six months ended December 31, 1999 and 1998, respectively. The increase in net sales was attributable to an increase of 6F Angio-Seal commercial devices and increased sales of commercial bioabsorbable OEM polymer and collagen products.

The Company is currently providing St. Jude with 6F Angio-Seal devices for the European market. The Company expects St. Jude to commence manufacturing these devices by the end of its fiscal year 2000. During the fiscal year ended June 30, 1999, St. Jude informed the Company that it would be performing all ongoing research and development in-house. As such, research and development revenue has significantly declined from the six month period ending December 31, 1998. The Company does not expect research and development revenue to be a significant revenue component in the future.

Royalty income increased 2% to $2,946,000 from $2,900,000 in the six months ended December 31, 1999 and 1998, respectively. The increase in royalty income is primarily attributable to strong growth in the international markets due to the 6F Angio-Seal sales. Royalty rates are based on volume of units sold and are equivalent in both the domestic and foreign licensing agreements with St. Jude.

Cost of products sold increased 26% to $3,065,000 in the six months ended December 31, 1999 from $2,439,000 in the six months ended December 31, 1998. This increase reflects greater net sales of products offset by favorable trends in gross margins. In addition, the significant increase in net sales brings the Company closer to full utilization of its capacity and absorption of overhead, resulting in a favorable gross margin trend.

Research and development expense, including regulatory and clinical expense, decreased 7% to $2,640,000 in the six months ended December 31, 1999 from $2,827,000 in the six months ended December 31, 1998. This decrease in expenses is mainly attributable to the shift of almost all of the development for the Angio-Seal to St. Jude as well as the commercialization of the 6F product. This decrease is offset by the Company's continued development efforts in revascularization technology, including clinical trials which it is currently conducting for the AVS. The Company also continues to expand its development efforts with respect to its biomaterials products, including absorbable polymers and collagen. The Company expects research and development expense to increase as it investigates and develops new products, conducts clinical trials and seeks regulatory approval for its proprietary products.

Selling, general and administrative expense increased 20% to $1,340,000 in the six months ended December 31, 1999 from $1,115,000 in the six months ended December 31, 1998. This increase was primarily a result of higher litigation costs related to the Company's ongoing patent infringement suit, as well as increased marketing efforts related to the AVS.

Interest expense increased 85% to $233,000 in the six months ended December 31, 1999 from $126,000 in the six months ended December 31, 1998. This increase was due to an increase in the Company's outstanding debt from $2,000,000 at December 31, 1998 to $6,075,000 at December 31, 1999. Interest income increased 66%, to $437,000 in the six months ended December 31, 1999, from $263,000 in the six months ended December 31, 1998 as a result of an increase in average total cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in the Company's operating activities was $728,000 and $396,000 during the six months ended December 31, 1999 and 1998, respectively. In the six months ending December 31, 1999, changes in asset and liability balances resulted in a net $2,995,000 use of cash, which was offset by a net income of $1,519,000 and non-cash depreciation and amortization of $748,000. Changes in asset and liability balances resulted in a net $1,998,000 use of cash offset by net income of $1,025,000 and non-cash depreciation and amortization of $576,000 in the six months ending December 31, 1998.

The Company's cash, cash equivalents and short-term investments were $8,837,000 at December 31, 1999. In addition, the Company has $2,456,000 in restricted investment accounts (not included in the $8,837,000). The Company has pledged $1,949,000 in investments as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock at the time of the initial public offering. In exchange for the Company pledging this collateral, the employees have pledged their Common Stock as collateral to the Company. The Company also has $507,000 in investments restricted for capital spending through June 30, 2000 under the terms of a Financing Agreement which provided a total of $5 million. Related to this funding, the Company has a capital spending plan for fiscal year 2000 of which, for the six months ended December 31, 1999, $1.7 million was expended primarily on machinery, equipment and leasehold improvements. These expenditures were related to the continued expansion of the Company's manufacturing capabilities, principally its collagen and polymer product lines.

The Company received a $3.0 million royalty advance under the Licensing Agreement upon receipt of FDA approval of the Angio-Seal in fiscal year 1997. This royalty advance has been reduced in each period by 50% of the excess of royalty income over minimum royalties stipulated within the Licensing Agreements. During the six months ended December 31, 1999, the liability was reduced to $0.

In November 1997, the Company acquired patents under a Patent Acquisition Agreement in exchange for 200,000 shares of common stock and a series of eight quarterly cash payments, which began on March 31, 1998, totaling $1.2 million. The patents were recorded on the balance sheet at the value of the shares on the date of the agreement plus the present value of the $1.2 million cash and any legal and other related costs incurred to acquire such patents. The present value of the cash payments ($1.1 million) was recorded on the balance sheet as an obligation which was reduced to $0 during the six months ended December 31, 1999.

The Company plans to continue to spend substantial amounts to fund clinical trials to gain regulatory approvals and to continue to expand research and development activities, particularly for its revascularization technology and biomaterials products.

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

The Company's investment portfolio consists primarily of high quality US government securities and certificates of deposit with an average maturity of one year or less. The Company mitigates default risk by investing in what it believes are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At December 31, 1999, the Company's total portfolio consisted of approximately $11.3 million of investments, all of which had maturities within one year. Additionally, the Company generally holds securities until maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially impacted due to a sudden change in interest rates. The Company has $1,075,000 in fixed rate debt, for which the risk would be an inability to refinance if rates decreased. The remaining $5 million of the Company's debt fluctuates with the US treasury rate and is therefore subject to increases in US interest rates. The estimated potential reduction in earnings from a one-point increase in the Five Year US treasury rate for the six months ended December 31, 1999 would have been approximately $25,000.

YEAR 2000 COMPLIANCE

The Company is aware of computer program issues associated with existing computer systems as the year 2000 has arrived. The year 2000 problem is pervasive and complex, as virtually every computer operation was affected in some way by the rollover of the two-digit year value from 99 to 00. The issue is whether computer systems and embedded controls properly recognized date sensitive information when the year changed to 2000 ("Year 2000 Compliance Issue"). Systems that did not properly recognize such information could have resulted in system failures or miscalculations causing disruptions to operations and normal business activities.

The Company has completed its assessment of potential year 2000 issues and the associated potential risks. The Company has assessed the impact of the year 2000 issues and believes that its business products and services will not be significantly impacted. The Company has identified all financial, informational and operational systems and found that all critical processes incorporating these systems are 2000 compliant. The Company is verifying the readiness of its significant customers and suppliers, including St. Jude, through the distribution of a questionnaire. This process was substantially completed as of December 31, 1999. The Company does not warrant, however, that these companies' year 2000 compliance activities will be completely successful. The Company continues to monitor the situation and refine its contingency plans as appropriate.

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

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause the Company's actual results for fiscal year 2000 and beyond to differ materially from those in any forward-looking statements made by, or on behalf of, the Company. These important factors include, without limitation, the time, effort and priority level that St. Jude attaches to the Angio-Seal and St. Jude's ability to successfully manufacture, market and distribute the Angio-Seal, the Company's ability to manufacture Angio-Seal components, the results of ongoing clinical trials for the AVS and other products and timing of additional regulatory approvals in the United States and in countries outside of Europe including Japan, announcements of technological innovations or the introduction of new products by the Company, its customers or its competitors, competition of puncture closure and occluded SVG devices in general, general business conditions in the healthcare industry and general economic conditions. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the common stock.

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

                                                KENSEY NASH CORPORATION


Date:    February 14, 2000                      By: /s/ Wendy F. DiCicco
                                                    ----------------------------
                                                    Wendy F. DiCicco
                                                    Chief Financial Officer