Form 10-K/A
period 1999-06-30
KENSEY NASH CORP
filed 2000-04-24
CIK 1002811

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
         [X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

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

                 ----------------------------------------------

         This Form 10-K/A has been amended solely to conform Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations to the Company's Form S-3 registration statement filing made as of even date herewith.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis has been amended in this Form 10-K/A to conform management's discussion of operations therein to that description included in the company's Form S-3 registration statement filing as of today's date.

     The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our financial statements and the related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors.


OVERVIEW

     We were founded in 1984 and our common stock became publicly traded in December 1995. We have been profitable in each of our last nine fiscal quarters.

     Revenues

     Our revenues consist of three components: net sales, research and development revenue and royalty income.

     Net Sales. Net sales is comprised of resorbable biomaterials products and Angio-Seal devices manufactured by us.

          Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopedics, cardiology, drug/biologics delivery and wound care. Historically, our biomaterials sales have represented primarily the resorbable collagen and polymer components of the Angio-Seal device supplied to St. Jude Medical. We have experienced significant sales growth in our biomaterials products in fiscal years 1998 and 1999 due to sales to new customers, increased sales to existing customers, new product offerings and the expansion of our marketing activities. We believe this growth will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products.

          Angio-Seal Devices. Historically, we supplied our strategic partner with partially completed 8F Angio-Seal devices. In fiscal year 1999 and 2000, we have supplied our partner with 6F Angio-Seal devices to supplement their production requirements. We anticipate that St. Jude Medical will transition the manufacturing of these devices to their facility by June 30, 2000.

     Research and Development Revenue. Historically, research and development revenue has been derived solely from development work performed on the Angio-Seal. As anticipated, the research and development activities have transitioned to St. Jude Medical and no additional research and development revenue is expected.

     Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal device will continue to grow, particularly due to the recent launches of the 6F Angio-Seal in the U.S. and Europe. As a result, royalty income will continue to be a significant source of revenue. The anticipated increase in unit sales will be partially offset in the fiscal year 2001 by an anticipated reduction in our royalty rate from 12% to 9% in accordance with our licensing agreements. We expect this reduction will occur during the second quarter of fiscal year 2001.

     Cost of Products Sold

     We have experienced an increase in gross margin as our net sales have increased and we have been able to spread our fixed costs of manufacturing over a greater number of units. We anticipate our gross margin will continue to improve as our sales levels increase and our product mix becomes more favorable, reflecting the shift to higher margin sales of biomaterials products and a reduction in sales of lower margin Angio-Seal devices.

     Research and Development Expense

     Research and development expense consists of expenses incurred for the development of our proprietary technology such as the Aegis Vortex, resorbable biomaterials products and technologies and other development programs. While research and development on the Angio-Seal has become an insignificant portion of our overall development costs, the progression of the Aegis Vortex into the clinical trial phase and our continued development of proprietary biomaterials products and technologies will offset this decrease. We anticipate research and development expense will continue to increase as we pursue commercialization of the Aegis Vortex as well as explore opportunities for our other technologies.

     Selling, General and Administrative

     Selling, general and administrative expenses include general and administrative costs as well as costs related to the marketing of our products. During the fiscal years 1999 and 2000, the costs of our patent litigation are also included within selling, general and administrative expenses. We anticipate the marketing component of selling, general and administrative expenses, which has been insignificant in past fiscal years, will increase as we evaluate opportunities for commercialization of the Aegis Vortex and expand the marketing efforts for our biomaterials business.

RESULTS OF OPERATIONS

  COMPARISON OF FISCAL 1998 AND 1999

     Revenues. Revenues increased 44% to $16.2 million in the year ended June 30, 1999, or fiscal 1999, from $11.3 million in the year ended June 30, 1998, or fiscal 1998. Net sales of products increased 54% to $7.2 million from $4.7 million. Of this, $2.5 million was attributable to increased sales of biomaterials products comprised of $1.8 million of biomaterials products sold to multiple customers and $700,000 of increased sales of Angio-Seal components to St. Jude Medical. The remaining increase was attributable to the sale of 6F Angio-Seal devices to St. Jude Medical for the international market.

     Research and Development Revenue. Research and development revenue decreased 48% to $1.9 million from $3.6 million. The decrease was due to a reduction in Angio-Seal research and development activity as the 6F Angio-Seal transitioned from development to commercialization.

     Royalty Income. Royalty income increased 139% to $7.2 million from $3.0 million in fiscal 1999 and fiscal 1998, respectively. Of this increase, $2.7 million was due to increased unit sales of Angio-Seal. Approximately 310,000 Angio-Seal units were sold to end users in fiscal 1999 compared to approximately 178,000 units sold in fiscal 1998. The increase in Angio-Seal unit volume reflected the launch of the 6F Angio-Seal in Europe in fiscal 1999 as well as increased demand for the 8F Angio-Seal in both the U.S. and European markets in fiscal 1999 versus fiscal 1998. In addition, we received a $1.5 million supplemental royalty payment in fiscal 1999.

     Cost of Products Sold. Cost of products sold increased 26% to $5.1 million in fiscal 1999 from $4.1 million in fiscal 1998. However, the gross margin increased to 28% from 13%. The increase in gross margin reflects an allocation of overhead across greater sales volume, which results in a decrease in per unit costs, as well as increased sales of higher margin biomaterials products.

     Research and Development Expense. Research and development expense increased 3% to $5.7 million in fiscal 1999 from $5.5 million in fiscal 1998. This increase was mainly attributable to increased development efforts on the Aegis Vortex as we applied for and received our investigational device exemption, or IDE, from the FDA and prepared for the initiation of clinical trials of the device. We also expanded our development efforts in the area of resorbable biomaterials. These increases in expense were offset by the ongoing transition of development of the Angio-Seal product line to St. Jude Medical along with the 6F product moving to commercialization.

     Selling, General and Administrative. Selling, general and administrative expense increased 47% to $2.6 million in fiscal 1999 from $1.8 million in fiscal 1998. This increase was primarily a result of legal expenses in the amount of $640,000 related to our ongoing patent infringement suit. We incurred no legal expenses related to this lawsuit in 1998.

     Net Interest Income. Interest expense increased 121% to $332,000 in fiscal 1999 from $150,000 in fiscal 1998. This increase was due to the addition of a $5.0 million financing agreement in fiscal 1999, of which $925,000 was used to repay a portion of the existing $2.0 million term loan. The remainder of the proceeds from the $5.0 million financing agreement will be used to fund leasehold improvements and for capital expansion. Interest income increased 20% to $649,000 in fiscal 1999 from $540,000 in fiscal 1998 as a result of an increase in average total cash and investment balances.

     Other Non-Operating Income. Other non-operating income remained constant at $4,000 for fiscal 1999 and fiscal 1998. Fiscal 1999 other non-operating income represented primarily a net gain on the sale of fixed assets while fiscal 1998 represented miscellaneous nonrecurring items.

  COMPARISON OF FISCAL 1997 AND 1998

     Revenues. Revenues increased 43% to $11.3 million in fiscal 1998 from $7.9 million in fiscal 1997. Net sales of products increased 28% to $4.7 million from $3.6 million. Sales of Angio-Seal components to our partner increased $1.7 million as a result of increased demand for the Angio-Seal in the U.S. and European markets. This increase was offset by a $900,000 decrease in sales of complete Angio-Seal devices to our partner as they increased their manufacturing capacity to meet increased market demands. In addition, biomaterials product sales increased $200,000, as our business with third-party customers expanded.

     Research and Development Revenue. Research and development revenue increased 28% to $3.7 million in fiscal 1998 from $2.8 million in fiscal 1997. The increase related to research and development, including clinical trials, performed for our partner on the Angio-Seal product line.

     Milestone Fees. The $1.1 million milestone fee represented the final milestone under the license agreement with our strategic partner and was earned by us upon receipt of FDA approval in the first quarter of fiscal 1997.

     Royalty Income. Royalty income increased 752% to $3.0 million from $353,000 in fiscal 1998 and fiscal 1997, respectively. Approximately 178,000 Angio-Seal units were sold by our partner to end users in fiscal year 1998 compared to approximately 26,000 in fiscal 1997. The increase in royalty income represented a full year of 8F Angio-Seal U.S. unit sales in fiscal 1998 compared to nine months of U.S. unit sales in fiscal 1997, a significant increase in demand in the U.S. and European markets and a 3% increase in total royalty per unit resulting from our acquisition of a third party's patents in November 1997.

     Cost of Products Sold. Cost of products sold increased 33% to $4.1 million in fiscal 1998 from $3.1 million in fiscal 1997 and our gross margin declined to 13% from 16%. The increase in cost of products sold reflected increased unit sales. The reduction in gross margin was caused by manufacturing inefficiencies realized in the start-up phase of production for the new sizes of the Angio-Seal and new biomaterials products during the fiscal year.

     Research and Development Expense. Research and development expense increased 18% to $5.5 million in fiscal 1998 from $4.7 million in fiscal 1997. We expanded the development of additional Angio-Seal sizes and biomaterials products, including resorbable polymers and collagen, and increased clinical trial activity. In addition, we significantly expanded our development on the Aegis Vortex as we targeted commencement of clinical trials in fiscal year 1999.

     Selling, General and Administrative. Selling, general and administrative expense decreased 3%, or $61,000, in fiscal 1998 from fiscal 1997. This decrease was primarily due to a reduction in certain outside professional fees.

     Net Interest Income. Interest expense decreased 22% to $150,000 for fiscal 1998 from $193,000 for fiscal 1997. This decrease resulted from the repayment of a credit agreement with our partner in October 1996 offset by amounts drawn under our bank line of credit during the current fiscal year and interest charges recorded in relation to the obligation under our patent acquisition agreement. Interest income decreased 14% to $540,000 in fiscal 1998 from $627,000 in fiscal 1997. The decrease was primarily attributable to a decrease in cash, cash equivalent and investment balances in the first quarter of fiscal 1997, representing funds used to repay our credit agreement.

     Insurance Settlement. During fiscal 1997, we received $1.3 million in final settlement for the business interruption portion of our insurance claim from our roof collapse in 1995. Of this amount, $969,000 was recorded as other income.

     Other Non-Operating Income. Other non-operating income decreased 47% from $8,375 in fiscal 1997 to $4,405 in fiscal 1998. Fiscal 1998 represented miscellaneous nonrecurring items while fiscal 1997 represented primarily a net gain on the sale of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in our operating activities was $728,000 and $396,000 during the six months ended December 31, 1999 and 1998, respectively. In the six months ending December 31, 1999, changes in asset and liability balances resulted in a net $3.0 million use of cash, offset by net income of $1.5 million and non-cash depreciation and amortization of $748,000. Changes in asset and liability balances resulted in a net $2.0 million use of cash offset by net income of $1.0 million and non-cash depreciation and amortization of $576,000 in the six months ending December 31, 1998.

     Our cash, cash equivalents and short-term investments were $8.8 million at December 31,1999. In addition, we have $2.5 million in restricted investment accounts. We have pledged $1.9 million in investments as collateral to secure bank loans made to employees to pay taxes incurred by these employees when they received common stock at the time of our initial public offering. In exchange for our pledging this collateral, the employees have pledged their common stock to us as collateral. We also have $507,000 in investments restricted for capital spending through June 30, 2000 under the terms of an agreement which provided a total of $5.0 million. Related to this financing agreement, we have a capital spending plan for fiscal year 2000 of which, for the six months ended December 31, 1999, $1.7 million was expended primarily on machinery, equipment and leasehold improvements. These expenditures were related to the continued expansion of our manufacturing capabilities, principally our collagen and resorbable polymers product lines.

     We received a $3.0 million royalty advance under our licensing agreement upon receipt of FDA approval for the Angio-Seal in fiscal year 1997. This royalty advance has been reduced in each period by 50% of the excess of royalty income over minimum royalties stipulated within the licensing agreement. During the six months ended December 31, 1999, the liability was retired.

     In November 1997, we acquired patents in exchange for 200,000 shares of common stock and a series of eight quarterly cash payments, which began on March 31, 1998, totaling $1.2 million. The patents were recorded on the balance sheet at the value of the shares on the date of the agreement plus the present value of the $1.2 million cash and the legal and other related costs incurred to acquire such patents. The present value of the cash payments was $1.1 million and was recorded on the balance sheet as an obligation which was reduced to zero during the six months ended December 31, 1999.

     We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the Aegis Vortex and our biomaterials products. We believe cash generated from operations will be sufficient to meet our operating and capital requirements for the next twelve months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments as well as interest paid on our debt.

     Our investment portfolio consists primarily of high quality U.S. government securities and certificates of deposit with an average maturity of one year or less. We mitigate default risk by investing in what we believe are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At December 31, 1999, our total portfolio consisted of approximately $11.3 million of investments, all of which had maturities within one year. Additionally, we generally hold securities until maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We have $1.1 million in fixed rate debt, for which the risk would be an inability to refinance if rates decreased. The remaining $5.0 million of our debt fluctuates with the U.S. treasury rate and is therefore subject to increases in U.S. interest rates. The estimated potential reduction in earnings from a one-point increase in the Five Year U.S. treasury rate for the six months ended December 31, 1999 would have been approximately $25,000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, with the report of the independent auditors, listed in Item 14, are included in this Annual Report on Form 10-K/A.

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



                                                                YEAR ENDED JUNE 30, 1998
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

14(B).   REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the --th day of April, 2000.

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