Form 10-Q
period 2000-03-21
KENSEY NASH CORP
filed 2000-04-24
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: MARCH 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     As of April 17, 2000, there were outstanding 7,492,488 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION

                          QUARTER ENDED MARCH 31, 2000


                                      INDEX

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                    Consolidated Balance Sheets
                      as of March 31, 2000  (Unaudited) and June 30, 1999..   3

                    Consolidated Statements of Operations
                      for the three and nine months ended March 31,
                      2000 and 1999 (Unaudited)............................   4

                    Consolidated Statements of Stockholders' Equity as of
                      March 31, 2000 (Unaudited) and June 30, 1999.........   5

                    Consolidated Statements of Cash Flows
                      for the nine months ended March 31, 2000 and
                      1999 (Unaudited).....................................   6

                    Notes to Consolidated Financial
                      Statements (Unaudited)...............................   7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................   9


PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................  14


SIGNATURES.................................................................  15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------
                                                                                       MARCH 31,        JUNE 30,
ASSETS                                                                                   2000            1999
CURRENT ASSETS:                                                                       (UNAUDITED)
  Cash and cash equivalents                                                          $ 1,398,998     $ 1,189,083
  Short-term investments                                                               7,633,405       8,479,617
  Trade receivables                                                                    2,582,339       2,247,050
  Royalties receivable (Note 2)                                                        1,736,071         742,143
  Officer loans                                                                          783,797         264,535
  Other receivables (including approximately $112,407 and $62,000 at
       March 31, 2000 and June 30, 1999, respectively, due from employees)               339,327         170,181
  Inventory (Note 3)                                                                   1,137,197         748,698
  Prepaid expenses and other                                                             610,279         320,106
                                                                                     -----------     -----------
         Total current assets                                                         16,221,413      14,161,413
                                                                                     -----------     -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements                                                               5,666,083       4,023,373
  Machinery, furniture and equipment                                                   5,997,698       4,840,529
  Construction in progress                                                               105,207         676,836
                                                                                     -----------     -----------
         Total property, plant and equipment                                          11,768,988       9,540,738
  Accumulated depreciation                                                            (4,729,838)     (3,801,514)
                                                                                     -----------     -----------
         Net property, plant and equipment                                             7,039,150       5,739,224
                                                                                     -----------     -----------
OTHER ASSETS:
  Restricted investments (Note 4)                                                      2,455,725       4,675,725
  Property under capital leases, net                                                      12,341          28,368
  Acquired patents, net of accumulated amortization of $572,810 and $381,873
     at March 31, 2000 and June 30, 1999, respectively                                 3,419,599       3,610,536
                                                                                     -----------     -----------
      Total other assets                                                               5,887,665       8,314,629
                                                                                     -----------     -----------
TOTAL                                                                                $29,148,228     $28,215,266
                                                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                   $   974,037     $ 1,446,800
  Accrued expenses                                                                       523,415         863,458
  Current portion of debt, obligation under patent acquisition agreement
        and capital lease obligations                                                    196,725         600,398
  Deferred revenue - royalties and other (Note 2)                                         10,250         390,846
                                                                                     -----------     -----------
         Total current liabilities                                                     1,704,427       3,301,502
DEBT and OBLIGATION UNDER CAPITAL LEASES, long-term portion                            5,863,917       6,012,863
                                                                                     -----------     -----------
         Total liabilities                                                             7,568,344       9,314,365
                                                                                     -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 4):

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at March 31, 2000 and June 30, 1999
  Common stock, $.001 par value, 25,000,000 shares authorized,
       7,492,488 and 7,470,710 shares issued and outstanding at March 31, 2000
       and June 30, 1999, respectively                                                     7,492           7,470
  Capital in excess of par value                                                      37,850,676      37,697,452
  Accumulated deficit                                                                (15,730,644)    (18,562,619)
  Accumulated other comprehensive income                                                (547,640)       (241,402)
                                                                                     -----------     -----------
      Total stockholders' equity                                                      21,579,884      18,900,901
                                                                                     -----------     -----------
TOTAL                                                                                $29,148,228     $28,215,266
                                                                                     ===========     ===========



See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------


                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   MARCH 31,                        MARCH 31,
                                                         ---------------------------      ----------------------------
                                                             2000           1999              2000             1999
REVENUES (Notes 1 and 2):
  Net sales                                              $ 3,702,541     $ 1,789,974      $ 9,075,453      $ 4,996,010
  Research and development                                     5,447         451,677           48,044        1,611,315
  Royalty income (Note 2)                                  1,693,726       2,126,718        4,639,943        5,026,853
                                                         -----------     -----------      -----------      -----------
           Total revenues                                  5,401,714       4,368,369       13,763,440       11,634,178
                                                         -----------     -----------      -----------      -----------
OPERATING COSTS AND EXPENSES:
  Cost of products sold                                    2,022,742       1,274,399        5,088,140        3,713,322
  Research and development                                 1,434,389       1,438,534        4,074,294        4,265,523
  Selling, general and administrative                        700,299         781,762        2,040,744        1,896,657
                                                         -----------     -----------      -----------      -----------
           Total operating costs and expenses              4,157,430       3,494,695       11,203,178        9,875,502
                                                         -----------     -----------      -----------      -----------
INCOME  FROM OPERATIONS                                    1,244,284         873,674        2,560,262        1,758,676
                                                         -----------     -----------      -----------      -----------

OTHER INCOME:
  Interest income                                            186,311         180,605          623,162          443,837
  Interest expense                                          (118,211)        (95,836)        (350,743)        (221,731)
  Other                                                          300             488             (706)           2,856
                                                         -----------     -----------      -----------      -----------
           Total other income - net                           68,400          85,257          271,713          224,962
                                                         -----------     -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                                 1,312,684         958,931        2,831,975        1,983,638
                                                         -----------     -----------      -----------      -----------
Provision for income taxes (Note 5)
NET INCOME                                               $ 1,312,684     $   958,931      $ 2,831,975      $ 1,983,638
                                                         ===========     ===========      ===========      ===========

BASIC and DILUTED EARNINGS PER SHARE                     $      0.17     $      0.13      $      0.37      $      0.27
                                                         ===========     ===========      ===========      ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING (Note 1)                              7,867,490       7,513,359        7,616,374        7,478,887
                                                         ===========     ===========      ===========      ===========


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                                             CAPITAL
                                                            IN EXCESS                   ACCUMULATED
                                          COMMON STOCK        OF PAR                        OTHER       COMPREHENSIVE
                                     --------------------     OF PAR      ACCUMULATED   COMPREHENSIVE      INCOME /
                                      SHARES     AMOUNT       VALUE         DEFICIT        LOSS            (LOSS)         TOTAL
BALANCE, JUNE 30, 1997               7,198,251   $ 7,198  $ 34,203,807   $ (22,084,059)                                $12,126,946

   Exercise of stock options            61,021        61       556,174                                                     556,235

   Shares issued under Patent
       Acquisition  Agreement          200,000       200     2,837,400                                                   2,837,600

   Net income                                                                  342,682                   $   342,682       342,682
                                     ---------   -------  ------------   -------------                   ===========   -----------
BALANCE, JUNE 30, 1998               7,459,272     7,459    37,597,381     (21,741,377)                                 15,863,463
                                     ---------   -------  ------------   -------------                                 -----------
   Exercise of stock options            11,438        11       100,071                                                     100,082

   Net income                                                                3,178,758                     3,178,758     3,178,758

   Comprehensive loss  (Note 1)                                                              (241,402)      (241,402)     (241,402)
                                                                                                         -----------
   Comprehensive income                                                                                    2,937,356
                                     ---------   -------  ------------   -------------     ----------    ===========   -----------
BALANCE, JUNE 30, 1999               7,470,710     7,470    37,697,452     (18,562,619)      (241,402)                  18,900,901
                                     ---------   -------  ------------   -------------     ----------                  -----------
   Exercise of stock options            21,778        22       153,224                                                     153,246

   Net income                                                                2,831,975                     2,831,975     2,831,975

   Comprehensive loss  (Note 1)                                                              (306,238)      (306,238)     (306,238)
                                                                                                         -----------   -----------
   Comprehensive income                                                                                  $ 2,525,737
                                     ---------   -------  ------------   -------------     ----------    ===========
BALANCE, MARCH 31, 2000 (Unaudited)  7,492,488   $ 7,492  $ 37,850,676   $ (15,730,644)    $ (547,640)                 $21,579,884
                                     =========   =======  ============   =============     ==========                  ===========


See notes to the consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------


                                                                                    NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                            ------------------------------
                                                                               2000               1999
OPERATING ACTIVITIES:
  Net income                                                                $ 2,831,975        $ 1,983,638
  Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                          1,135,288            913,718
  Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                   (2,017,625)        (1,916,614)
       Prepaid expenses and other current assets                               (290,173)          (152,648)
       Inventory                                                               (388,499)           332,710
       Accounts payable and accrued expenses                                   (812,806)           706,767
       Deferred revenue                                                        (380,596)          (932,858)
                                                                            -----------        -----------
        Net cash provided by operating activities                                77,564            934,713
                                                                            -----------        -----------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                 (2,228,250)          (982,462)
  Purchase of restricted investments                                                            (3,359,969)
  Sale of investments                                                         2,759,974          1,064,502
                                                                            -----------        -----------
        Net cash provided by (used in) investing activities                     531,724         (3,277,929)
                                                                            -----------        -----------

FINANCING ACTIVITIES:
  Principal payments under capital leases                                       (19,688)           (28,560)
  Repayments of patent acquisition obligation                                  (503,453)          (375,776)
  Proceeds from long-term debt                                                                   5,000,000
  Repayments of long-term debt                                                  (29,478)          (925,000)
  Exercise of stock options                                                     153,246             90,398
                                                                            -----------        -----------
        Net cash (used in) provided by financing activities                    (399,373)         3,761,062
                                                                            -----------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                           209,915          1,417,846

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                1,189,083          1,407,684
                                                                            -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 1,398,998        $ 2,825,530
                                                                            ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                    $   357,296        $   204,830
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

                             KENSEY NASH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The consolidated balance sheet at March 31, 2000, the consolidated statements of operations for the three and nine months ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K/A. The results of operations for the period ended March 31, 2000 are not necessarily indicative of operating results for the full year.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

EXPORT SALES
There were no export sales from the Company's U.S. operations to unaffiliated customers in Europe for the three months ended March 31, 2000. Export sales totaled $102,878 for the three months ended March 31, 1999 and $206,045 and $242,893 for the nine months ended March 31, 2000 and 1999, respectively.

EARNINGS PER SHARE
Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive.

COMPREHENSIVE INCOME
Accumulated other comprehensive loss, shown in the consolidated statements of shareholders' equity at March 31, 2000 and June 30, 1999, 1998 and 1997, is solely comprised of unrealized losses on the Company's available-for-sale securities. There were no unrealized gains or losses in the year ended June 30, 1998. The tax effect of other comprehensive income on fiscal years 2000 and 1999 was not significant.

NOTE 2 -- DEFERRED REVENUE - ROYALTIES

Upon receipt of pre-market approval for the 8 French ("F") size Angio-Seal device (the "Angio-Seal") from the Food and Drug Administration (the "FDA") on September 30, 1996, the Company received a $3 million advance on future royalties under the Company's licensing agreement (the "Licensing Agreement") with its strategic partner, St. Jude Medical, Inc. ("St. Jude Medical"). Such advance was recorded as deferred revenue. The Licensing Agreement provides for certain minimum royalty payments ("Minimum

Royalty") during the first five years after receiving FDA approval (each royalty year begins on October 1 and ends on September 30). As stipulated in the Licensing Agreement, the $3.0 million advance was reduced in each period by 50% of royalties earned in excess of the Minimum Royalty in any royalty year. The remainder of royalties earned was received as cash proceeds by the Company. At March 31, 2000 the entire $3.0 million royalty advance had been repaid by the Company through these royalty payment reductions.

NOTE 3  -- INVENTORY

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                    MARCH 31, 2000     JUNE 30, 1999
                                    --------------     -------------
          Raw materials             $      896,169     $     666,271
          Work in process                  241,028            82,427
                                    --------------     -------------
          Total                     $    1,137,197     $     748,698
                                    ==============     =============


NOTE 4 -- COMMITMENTS AND CONTINGENCIES

The Company has pledged $1,949,386 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred by such employees as the result of the receipt of Common Stock in settlement of the employee stock rights. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $1,975,908 at March 31, 2000.

In addition, under the terms of the Company's Financing Agreement, the Company has placed the remaining proceeds of such agreement into a certificate of deposit ("CD"). The CD is restricted for capital expenditure purposes only. The balance of the CD at March 31, 2000 was $506,339 and is included in restricted investments due to the capital expenditure restriction placed on its use.

NOTE 5 -- INCOME TAXES

As of June 30, 1999, the Company had net operating loss carryforwards for federal and state tax purposes totaling $14.8 and $3.0 million, respectively. As such, no provision has been made for income taxes for the three or nine months ended March 31, 2000 or 1999. A portion of the NOL may be subject to various statutory limitations as to its usage.

NOTE 6 -- 6F ANGIO-SEAL FDA APPROVAL

In March 2000, the Company announced that the FDA granted approval to St. Jude Medical for the new 6F Angio-Seal puncture closure device, allowing sale of the product in the United States. This smaller version of the Angio-Seal is designed to seal arterial punctures 6F and smaller and specifically address the largest segment of the puncture closure market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We were founded in 1984 and our common stock became publicly traded in December 1995. We have been profitable in each of our last ten fiscal quarters.

     Revenues

     Our revenues consist of three components: net sales, research and development revenue and royalty income.

     Net Sales. Net sales is comprised of resorbable biomaterials products and Angio-Seal devices manufactured by us.

               Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopedics, cardiology, drug/biologics delivery and wound care. Historically, our biomaterials sales have represented primarily the resorbable collagen and polymer components of the Angio-Seal device supplied to St. Jude Medical. We have experienced significant sales growth in our biomaterials products in fiscal years 1998, 1999 and 2000 due to sales to new customers, increased sales to existing customers, new product offerings and the expansion of our marketing activities. We believe this growth will continue because of greater acceptance of biomaterials and technological advances by the medical community. This acceptance has expanded the applications for our biomaterials products.

               Angio-Seal Devices. Historically, we supplied our strategic partner with partially completed 8F Angio-Seal devices. In fiscal years 1999 and 2000, we have supplied our partner with 6F Angio-Seal devices to supplement their production requirements. We anticipate that St. Jude Medical will transition the manufacturing of these devices to their facility by June 30, 2000.

     Research and Development Revenue. Historically, research and development revenue has been derived solely from development work performed on the Angio-Seal. As anticipated, the research and development activities have transitioned to St. Jude Medical and no additional research and development revenue is expected.

     Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal device will continue to grow, particularly due to the recent launches of the 6F Angio-Seal in the U.S. and Europe. As a result, royalty income will continue to be a significant source of revenue. The anticipated increase in unit sales will be partially offset in the fiscal year 2001 by an anticipated reduction in our royalty rate, from 12% to 9%, in accordance with our licensing agreements. We expect this rate reduction will occur during the second quarter of fiscal year 2001.

     Cost of Products Sold

     We have experienced an overall increase in gross margin during the fiscal year 2000 as our net sales have increased and we have been able to spread our fixed costs of manufacturing over a greater number of units. We anticipate our gross margin will continue to improve as our sales levels increase and our product mix becomes more favorable, reflecting the shift to higher margin sales of biomaterials products and a reduction in sales of lower margin Angio-Seal devices.

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

RESULTS OF OPERATIONS

   COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 2000

     Revenues. Revenues increased 24%, to $5.4 million in the three months ended March 31, 2000 from $4.4 million in the three months ended March 31, 1999. Net sales of products increased 107%, to $3.7 million from $1.8 million for the three months ended March 31, 2000 and 1999, respectively. Of this increase, $1.2 million was attributable to an increase in sales of 6F Angio-Seal devices to St. Jude Medical. The remaining $700,000 was attributable to increased sales of biomaterials products. We have been providing St. Jude Medical with 6F Angio-Seal devices for the U.S. and international markets. We expect to continue to supplement St. Jude Medical's manufacturing of these devices for the remainder of fiscal year 2000.

     Research and Development Revenues. Research and development revenues decreased 99%, to $5,000 from $452,000, for the three months ended March 31, 2000 and 1999, respectively. St. Jude Medical has transitioned substantially all of the Angio-Seal research and development in-house. We do not expect research and development revenues to be significant in the future.

     Royalty Income. Royalty income increased 23%, net of a $750,000 supplemental payment from our previous partner in the three months ended March 31, 1999, to $1.7 million from $1.4 million in the three months ended March 31, 2000 and 1999, respectively. Royalty units increased as approximately 93,000 Angio-Seal units were sold to end-users during the three months ended March 31, 2000 compared to approximately 73,000 units sold during the three months ended March 31, 1999. This unit increase was due to St. Jude Medical's increased sales and marketing efforts primarily in the U.S. and sales of the new 6F device in the international markets. The 6F device was introduced in the international markets in April 1999 and in the U.S. in late March 2000.

     Cost of Products Sold. Cost of products sold increased 59% to $2.0 million in the three months ended March 31, 2000 from $1.3 million in the three months ended March 31, 1999. However, gross margin increased to 45% from 29%. This increase reflects an allocation of overhead across a greater sales volume resulting in a decrease in per unit costs.

     Research and Development Expense. Research and development expense was $1.4 million in both the three months ended March 31, 2000 and March 31, 1999. While development of the Angio-Seal product line has transitioned to St. Jude Medical, our development efforts on the Aegis Vortex, including clinical trials, have significantly increased. We also continued to expand our development efforts on our biomaterials products. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

     Selling, General and Administrative. Selling, general and administrative expense decreased 10% to $700,000 in the three months ended March 31, 2000 from $782,000 in the three months ended March 31, 1999. This decrease was the result of a reduction in legal expenses related to our patent infringement suit offset by an increase in our sales and marketing efforts for the Aegis Vortex and our biomaterials products.

     Net Interest Income. Interest expense increased 23% to $118,000 in the three months ended March 31, 2000 from $96,000 in the three months ended March 31, 1999. This was due to the addition of a $5.0 million financing agreement in January 1999, of which $925,000 was used to repay a portion of the $2.0 million term loan. The remainder of the proceeds from the $5.0 million financing agreement are being used to fund leasehold improvements and capital expansion. Interest income increased 3% to $186,000 in the three months ended March 31, 2000 from $181,000 in the three months ended March 31, 1999 as a result of a slight increase in average cash and investment balances.


   COMPARISON OF NINE MONTHS ENDED MARCH 31, 1999 AND 2000

     Revenues. Revenues increased 18%, to $13.8 million in the nine months ended March 31, 2000 from $11.6 million in the nine months ended March 31, 1999. Net sales of products increased 82% to $9.1 million from $5.0 million for the nine months ended March 31, 2000 and 1999, respectively. Of this increase, $2.5 million was attributable to an increase in sales of 6F Angio-Seal devices to St. Jude Medical. The remaining $1.6 million was attributable to increased sales of biomaterials products. We have been providing St. Jude Medical with 6F Angio-Seal devices for the international and U.S. markets. We expect to continue to supplement St. Jude Medical's manufacturing of these devices for the remainder of fiscal year 2000.

     Research and Development Revenues. Research and development revenues decreased 97% to $48,000 from $1.6 million for the nine months ended March 31, 2000 and 1999, respectively. St. Jude Medical has transitioned substantially all of the Angio-Seal research and development in-house. We do not expect research and development revenues to be significant in the future.

     Royalty Income. Royalty income increased 8%, net of a $750,000 supplemental payment from our previous strategic partner in the nine months ended March 31, 1999, to $4.6 million from $4.3 million in the nine months ended March 31, 2000 and 1999, respectively. Royalty units increased as approximately 255,000 Angio-Seal units were sold to end-users during the nine months ended March 31, 2000 compared to approximately 227,000 units sold during the nine months ended March 31, 1999. This unit increase was due to St. Jude Medical's increased sales and marketing efforts primarily in the U.S. and sales of the new

6F device in the international markets. The 6F device was introduced in the international markets in April 1999 and in the U.S. in late March 2000.

     Cost of Products Sold. Cost of products sold increased 37% to $5.1 million in the nine months ended March 31, 2000 from $3.7 million in the nine months ended March 31, 1999. However, gross margin increased to 44% from 26%. This increase reflected an allocation of overhead across a greater sales volume, which resulted in a decrease in per unit costs.

     Research and Development Expense. Research and development expense decreased 4% to $4.1 million in the nine months ended March 31, 2000 compared to $4.3 million in the nine months ended March 31, 1999. This decrease was mainly attributable to the transition of substantially all of the development for the Angio-Seal product line to St. Jude Medical. This decrease was offset by our continued development efforts on the Aegis Vortex, including clinical trial expenses. We also continued to expand our development efforts on our biomaterials products. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

     Selling, General and Administrative. Selling, general and administrative expense increased 8% to $2.0 million in the nine months ended March 31, 2000 from $1.9 million in the nine months ended March 31, 1999. This increase was primarily the result of increased sales and marketing efforts for the Aegis Vortex and our biomaterials products.

     Net Interest Income. Interest expense increased 58% to $351,000 in the nine months ended March 31, 2000 from $222,000 in the nine months ended March 31, 1999. This was due to the addition of a $5.0 million financing agreement in January 1999, of which $925,000 was used to repay a portion of the $2.0 million term loan. The remainder of the proceeds from the $5.0 million financing agreement are being used to fund leasehold improvements and capital expansion. Interest income increased 40% to $623,000 in the nine months ended March 31, 2000 from $444,000 in the nine months ended March 31, 1999 as a result of an increase in average total cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by our operating activities was $78,000 and $935,000 during the nine months ended March 31, 2000 and 1999, respectively. In the nine months ending March 31, 2000, changes in asset and liability balances resulted in a net $3.9 million use of cash, offset by net income of $2.8 million and non-cash depreciation and amortization of $1.1 million. Changes in asset and liability balances resulted in a net $2.0 million use of cash, offset by net income of $2.0 million and non-cash depreciation and amortization of $914,000, in the nine months ending March 31, 1999.

     Our cash, cash equivalents and short-term investments were $9.0 million at March 31, 2000. In addition, we have $2.5 million in restricted investment accounts. We have pledged $1.9 million in investments as collateral to secure bank loans made to employees to pay taxes incurred by these employees when they received common stock at the time of our initial public offering. In exchange for our pledging this collateral, the employees have pledged their common stock to us as collateral. We also have $507,000 in investments restricted for capital spending through June 30, 2000 under the terms of an agreement which provided a total of $5.0 million. Related to this financing agreement, we have a capital spending plan for fiscal year 2000 of which, for the nine months ended March 31, 2000, $2.2 million was expended primarily on machinery, equipment and leasehold improvements. These expenditures were related to the continued expansion of our manufacturing capabilities, principally our for biomaterials product lines.

     We received a $3.0 million royalty advance under our licensing agreement upon receipt of FDA approval for the Angio-Seal in fiscal year 1997. This royalty advance has been reduced in each period by 50% of the excess of royalty income over minimum royalties stipulated within the licensing agreement. During the nine months ended March 31, 2000, the liability was retired.

     In November 1997, we acquired patents in exchange for 200,000 shares of common stock and a series of eight quarterly cash payments, which began on March 31, 1998, totaling $1.2 million. The patents were recorded on the balance sheet at the value of the shares on the date of the agreement plus the present value of the $1.2 million cash and the legal and other related costs incurred to acquire such patents. The present value of the cash payments was $1.1 million and was recorded on the balance sheet as an obligation. The obligation was fully repaid during the nine months ended March 31, 2000.

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

     Our investment portfolio consists primarily of high quality U.S.
government securities and certificates of deposit with an average maturity of one year or less. We mitigate default risk by investing in what we believe are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At March 31, 2000, our total portfolio consisted of approximately $11.5 million of investments, all of which had maturities within one year. Additionally, we generally hold securities until maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We have $1.1 million in fixed rate debt, for which the risk would be an inability to refinance if rates decreased. The remaining $5.0 million of our debt fluctuates with the U.S. treasury rate and is therefore subject to increases in U.S. interest rates. The estimated potential reduction in earnings from a one-point increase in the Five Year U.S. treasury rate for the nine months ended March 31, 2000 would have been approximately $37,500.

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution that a number of important factors could cause our actual results for fiscal year 2000 and beyond to differ materially from those in any forward-looking statements made by us or on our behalf. These important factors include, without limitation, the success of our biomaterials products, our ability to obtain the necessary regulatory approvals for, fund and commercialize the Aegis Vortex, the success of St. Jude Medical in manufacturing, marketing and distributing the Angio-Seal, the ability of our customers to market and obtain regulatory approvals for their biomaterials products, the acceptance of our products by the medical community, our ability to maintain key vendors and personnel, competition in our markets, general business conditions in the healthcare industry and general economic conditions. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

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

                                    KENSEY NASH CORPORATION


Date:    April 24, 2000             By:   /s/ Wendy F. DiCicco
                                          -----------------------
                                          Wendy F. DiCicco
                                          Chief Financial Officer