Form 10-K/A
period 1999-06-30
KENSEY NASH CORP
filed 2000-05-17
CIK 1002811

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

                 ----------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis has been amended in this Form 10-K/A to properly conform management's discussion of operations therein to that description included in the Company's Form S-3 Registration Statement filed on April 24, 2000 and Amendment Number 1 thereto filed on May 1, 2000.

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

          Angio-Seal Devices. Historically, we supplied our strategic partner with partially completed 8F Angio-Seal devices. In fiscal year 1999, we supplied our partner with 6F Angio-Seal devices to supplement their production requirements. We anticipate that St. Jude Medical will transition the manufacturing of these devices to their facility by June 30, 2000.

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

     Selling, General and Administrative

     Selling, general and administrative expenses include general and administrative costs as well as costs related to the marketing of our products. During the fiscal year 1999, the costs of our patent litigation were included within selling, general and administrative expenses. We anticipate the marketing component of selling, general and administrative expenses, which has been insignificant in past fiscal years, will increase as we evaluate opportunities for commercialization of the Aegis Vortex and expand the marketing efforts for our biomaterials business.

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

     Insurance Settlement. During fiscal 1997, we received $1.3 million in final settlement for the business interruption portion of our insurance claim from our roof collapse in 1996. Of this amount, $969,000 was recorded as other income.

     Other Non-Operating Income. Other non-operating income decreased 47% from $8,375 in fiscal 1997 to $4,405 in fiscal 1998. Fiscal 1998 represented miscellaneous nonrecurring items while fiscal 1997 represented primarily a net gain on the sale of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by the Company's operating activities during fiscal 1999 was $2.9 million, and net cash provided by the Company's operating activities during fiscal 1998 was $6,000. In fiscal 1999, changes in asset and liability balances resulted in a $1.5 million use of cash, which was offset by a net income of $3.2 million and non-cash depreciation and amortization of $1.3 million. In fiscal 1998 changes in asset and liability balances resulted in a $1.4 million use of cash offset by net income of $343,000 and depreciation of $1 million.

     Capital expenditures were $1.7 million for fiscal 1999, primarily representing machinery and equipment and leasehold improvements related to the continued expansion of the Company's manufacturing capabilities, principally its collagen and polymer product lines.

     The Company's cash, cash equivalents and short-term investments were $9.7 million at June 30, 1999. In addition, the Company has $4.7 million in restricted investment accounts (not included in the $9.7 million).

     The Company has pledged $1.9 million in investments as collateral to secure bank loans made to employees for the payment of taxes incurred by such employees as a result of their receipt of Common Stock at the time of the IPO. In exchange for the Company's pledging this collateral, the employees have pledged their Common Stock as collateral to the Company. The Company also has $2.8 million in investments restricted for capital spending through June 30, 2000 under the terms of a financing arrangement described below. The Company has a $2.8 million capital spending plan for fiscal year 2000 for the continued expansion and improvement of its Exton manufacturing facility.

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

     The Company plans to continue to expand substantial resources to fund clinical trials to gain regulatory approvals and to continue to expand research and development activities particularly for its revascularization technology and biomaterials products.

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

     The Company's investment portfolio consists primarily of high quality US government securities and certificates of deposit with an average maturity of one year or less. The Company mitigates default risk by investing in what it believes are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value of interest rates increase. At June 30, 1999, the Company's total portfolio consisted of approximately $13.2 million of investments, all of which had maturities within one year. Additionally, the Company generally holds securities until maturity. Therefore, the Company does not expect its results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

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

         27.1**            Financial Data Schedule

         --------------------------

* This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in the Company's Registration Statement on Form S-1, Registration Statement No. 33-98722.

**        This exhibit has been previously filed on Form 10-K dated September
     28, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of May, 2000.

                                          KENSEY NASH CORPORATION


                                          By: /s/ WENDY F. DICICCO
                                             -------------------------------
                                             Wendy F. DiCicco
                                             Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of May, 2000.


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