Form 10-K
period 2000-06-30
KENSEY NASH CORP
filed 2000-09-28
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended: June 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock (based upon the per share closing price of $12.25 on September 22, 2000 and, in making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock) was approximately $128,129,181.

         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of September 22, 2000 was 10,459,525.

                       DOCUMENTS INCORPORATED BY REFERENCE
               Portions of the following document are incorporated
                         by reference into this report:
                 Definitive Proxy Statement in connection with
                     the 2000 Annual Meeting of Stockholders

                 ----------------------------------------------

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

We are experts in designing, developing, manufacturing and processing proprietary biomaterials products for the orthopedics, cardiology, drug/biologics delivery and wound care markets. We also are a leader in cardiovascular medical technology, specifically, arterial revascularization and puncture closure devices. We are in clinical trials with the Aegis Vortex(TM) System, a device designed to remove occlusive material from saphenous vein grafts implanted during coronary bypass surgeries. Additionally, we were the original designers, developers and manufacturers of the Angio-Seal(TM), a device designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. We intend to leverage our proprietary knowledge and expertise to develop new products and technologies and to explore additional applications for our products.

In September 2000, we acquired THM Biomedical, Inc., a company focused on developing tissue engineering devices for the repair and replacement of musculoskeletal tissues. With this acquisition, we significantly broadened our intellectual property portfolio in bioabsorbable materials and added to our proprietary biomaterials technology platform with product applications in the articular cartilage regeneration, bone regeneration, drug and growth factor delivery and periodontal markets.

BIOMATERIALS MARKET OPPORTUNITY

Biomaterials, which are substances that treat, augment, or replace tissue, organs or body functions, are used regularly as components and elements in a wide variety of absorbable and permanent implants. Advances in materials technology and a better understanding of the biological processes involved in tissue formation and remodeling have led to the introduction of absorbable biomaterials based products to address long-standing deficiencies of traditional products and therapies. This trend has been observed in many markets, including orthopedics, cardiology, drug/biologics delivery, wound care, surgery, dentistry and urology. Generally, absorbable biomaterials based products have proven attractive solutions for a number of reasons. First, physicians like to use an implant which will not require a second surgery to remove the device. In addition, the rate of resorption of products can be carefully engineered to promote healing as the biomaterials based products work with the body's natural healing response. Finally, absorbable biomaterials offer tremendous potential for drug delivery. The ability to provide staged and sustained release of drugs and biologics is a critical attribute of the growth in the use of absorbable biomaterials based products.

The technological challenges involved in developing biomaterials products are substantial. Developing products made from absorbable biomaterials requires an understanding of the mechanical integrity, biocompatibility, resorption rates and ability to sterilize these products without jeopardizing the material properties.

OUR BIOMATERIALS TECHNOLOGY

Our expertise in biomaterials enables us to design, develop and manufacture proprietary biomaterials products. These products are characterized by their ability to be resorbed or incorporated in the body's own tissue. Our particular expertise is in the properties, usage and processing of collagen, polymers, ceramics and other absorbable materials. We believe that our biomaterials technology gives us a competitive advantage because we are able to provide the essential biomaterials building blocks to address specific product needs.

         - Polymers. We are a leader in the design, development and manufacture of absorbable polymer products. We use many different types of polymers, in combination or as single entities, to achieve the desired properties in a particular product. We have developed several unique polymer based materials, products and processes, which have a variety of applications in implantable absorbable medical devices. We offer our customers and partners a complete solution, including product design and engineering, tool design, process development, commercial manufacture and packaging configuration.

         - Collagen and Other Naturally Occurring Materials. We design, develop and manufacture products using naturally occurring materials such as collagen, elastin, hyaluronic acid and alginate, which have applications in a wide variety of absorbable medical devices. We are experts in processing collagen into diverse product formulations, including powders, gels, pastes, sponges and structural matrices. We combine collagen and other naturally occurring materials using our proprietary processes, thereby creating new materials with unique characteristics and diverse product applications.

                 We have completed extensive biocompatibility and viral inactivation studies on our collagen products. We have established, and currently maintain, device master files which contain the data from these studies. Our device master files allow customers who incorporate our collagen products into their products to reference our device master files in their regulatory submissions, thereby eliminating the extensive and time consuming process of independently generating their own data. We believe our ability to make our device master files available to our customers provides us with a significant competitive advantage.

        - Ceramics Products. We are developing products using ceramic materials in combination with other biomaterials that have applications in bone grafting, spinal fusion, filling of bone defects and fracture repair. We have ceramic experience primarily with calcium phosphate salts such as hydroxyapatite. These materials can be designed to replicate bone structure and support new bone growth or as osteoconductive implants. Ceramics are also useful for enhancing the material properties of products, such as strength, when used in combination with other biomaterials.

Our recent acquisition of THM Biomedical, Inc. and the related tissue engineering technology broadens our biomaterials technology platform in the orthopedics and drug delivery markets. This technology adds a series of products, development programs and intellectual property related to porous biodegradable regeneration matrices. Specifically, we now have products in development for articular cartilage regeneration, bone growth scaffolds for spinal and trauma applications, and for the delivery of drugs and growth factors.

In addition, through this acquisition, we now have two commercialized products in the periodontal field, Drilac(TM), a product which is indicated to prevent dry socket following tooth extraction, and EpiGuide(TM), a barrier membrane used in periodontal restorative procedures to prevent soft tissue cells from growing into space reserved for bone.

OUR BIOMATERIALS STRATEGY

Our strategy is to expand our leadership position and expertise in biomaterials products and technology. The components of our strategy are presented below.

         - Develop New Proprietary Biomaterials Products. We are leveraging our technology and expertise to develop new proprietary biomaterials products. We are experts in polymers, collagen and other absorbable materials, as well as in processing these materials. In addition, we have particular expertise in the use of biomaterials in the orthopedics, cardiology, drug/biologics delivery and wound care markets. We are using our expertise to develop new biomaterials products, new formulations of existing biomaterials and new biomaterials applications. For example, we are using our expertise in absorbable polymers and cardiovascular devices to design and develop a absorbable polymer matrix to deliver angiogenic growth factors to promote the growth of new blood vessels for use in myocardial revascularization procedures.

         - Expand Our Existing Biomaterials Business. We intend to aggressively expand our existing biomaterials business by increasing sales to our current customers and attracting new customers by providing proprietary, technologically superior biomaterials products. We offer a complete range of services including design, development, regulatory consulting, manufacturing and package engineering. We will continue to invest in new manufacturing technology and processes to meet our customers' requirements, support product launches and increase the demand for our biomaterials products. Additionally, we will expand our marketing efforts to broaden our customer base in the orthopedic, cardiology, drug/biologics delivery and wound care markets.

         - Commercialize Biomaterials Products. We are increasing the level of value we add to the services and products we sell to our customers and believe we will be able to increase our financial participation in the commercialization of these services and products. We either manufacture our biomaterials products and provide them to our customers for incorporation into their products or manufacture a complete product incorporating our biomaterials and provide the finished product to our customers for distribution. Currently, we are independently designing and developing biomaterials products which may enhance the features and benefits of our customers' products. In addition, we are independently developing new proprietary products and exploring new commercial relationships with customers to maximize our return on our increased investment in these products. As we continue to increase our investment in the development of new biomaterials and products, we believe we will be able to retain an increased percentage of the financial return associated with the commercialization of products using our biomaterials technology.

         - Pursue Strategic Acquisitions and Alliances. We will seek strategic acquisitions and alliances which add complementary technologies and expertise, broaden our intellectual property portfolio and strengthen our competitive position in our biomaterials business. We believe that our expertise in biomaterials allows us to identify and attract these opportunities.

OUR BIOMATERIALS PRODUCTS

We provide our customers with a variety of proprietary products ranging from components to final packaged products which are then marketed and sold to end users. We sell our biomaterials products to leading companies in each of the markets listed below. The structure of our relationships with our customers varies and includes development partnerships and manufacturing contracts. The following table describes our biomaterials products, the markets they address and their current status.


BIOMATERIALS MARKETS                BIOMATERIALS PRODUCTS                      PRODUCT STATUS
--------------------------------------------------------------------------------------------------------------------
Orthopedics:
  Sports Medicine                   Meniscal Repair Tacks                      Commercial
                                    Anterior Cruciate Ligament Repair Screws   Commercial; additional products in
                                                                               development and regulatory review
                                    Rotator Cuff Repair Screws                 Commercial; additional products in
                                                                               development and regulatory review
  Cranio-maxillofacial Fixation     Cranio-maxillofacial Repair Plates,        Commercial; additional products in
                                    Screws and Tacks                           development
  Spinal Fixation                   Absorbable Growth Factor Delivery          Commercial, international only;
                                    Matrices                                   clinical; additional products in
                                                                               development
  Trauma Fixation                   Bone Graft Substrates                      Development
                                    Fracture Fixation Screws                   Development
--------------------------------------------------------------------------------------------------------------------
Cardiology:
  Arterial Puncture Closure         Absorbable Polymer Anchors                 Commercial
                                    and Collagen Plugs for Angio-Seal
  Vascular Grafts                   Vascular Graft Coatings                    Commercial, international only
                                    Absorbable Vascular Grafts                 Research
  Angiogenesis                      Angiogenic Growth Factors and              Development
                                    Pharmaceutical Delivery Matrices
  Arterial Stents                   Advanced Intravascular Absorbable          Development
                                    Stents and Stent Covers
  Anastomosis                       Vascular Graft Connection Systems          Development

--------------------------------------------------------------------------------------------------------------------
Drug/Biologics Delivery:
  Cervical Cancer and Dysplasia     Drug Delivery Matrices                     Clinical

--------------------------------------------------------------------------------------------------------------------


BIOMATERIALS MARKETS                BIOMATERIALS PRODUCTS                      PRODUCT STATUS
--------------------------------------------------------------------------------------------------------------------
Wound Care:
  Burn Treatments and Skin          Collagen Tissue Engineering Substrates     FDA approved for humanitarian use;
    Defects                         used for Culturing Skin Cells              clinical
  Wound Dressings                   Collagen Incorporated into Topical         Commercial
                                    Wound Dressings
--------------------------------------------------------------------------------------------------------------------


Product status definitions:
Commercial -- Product approved by the appropriate regulatory agency and available for sale.
Clinical -- Product approved by the appropriate regulatory agency for human clinical studies.
Development -- Product in-process which has demonstrated feasibility but has not been approved for clinical trials or sale.
Research -- Product or therapy concept which has not advanced to the development stage.

We have products that are commercially available for sale in the U.S. and international markets, and products that are in various stages of development, clinical trials or regulatory review. Additionally, we have biomaterials research programs which we believe will provide us with opportunities to expand our product offerings and strategic alliances.

Orthopedic Products. Applications in the orthopedic market for our biomaterials products include sports medicine, as well as spinal and trauma fixation. Orthopedic applications of biomaterials include repair, regeneration or augmentation of musculoskeletal tissues, including bone, cartilage, ligaments, spinal discs and tendons. We estimate the potential market for products we manufacture, develop and market in these segments to be in excess of $600 million annually. Companies in this market often look to third parties to develop and manufacture their product concepts into marketable products. Our capabilities and expertise have enabled us to develop relationships with several of the major orthopedic companies, which we provide with our biomaterials products.

Many of our biomaterials products manufactured from absorbable materials are designed to replace metallic devices used in the fixation and repair of musculoskeletal tissues. Use of absorbable biomaterials eliminates the need for a second surgery which is frequently necessary to remove non-absorbable metallic implants like bone rods and pins. This benefit provides our customers with a cost-effective alternative to traditional non-absorbable based products.

          Sports Medicine. The primary application for biomaterials in the sports medicine segment is soft tissue fixation. Soft tissue fixation includes the repair of tendons and ligaments in the knee, such as the meniscus and the anterior cruciate ligament, and in the shoulder, such as the rotator cuff. The worldwide soft tissue fixation segment of the sports medicine market was estimated to be approximately $360 million for 1999 and is growing at an estimated 15% to 20% per year.

          In soft tissue fixation, we have assisted in developing and manufacturing three product lines marketed and sold by our customers. Additionally, we have assisted in developing and will manufacture, six new product lines for which our customers are awaiting regulatory approval. These product lines include various types of absorbable screws, tacks and other fixation devices.

          Cranio-maxillofacial. Our biomaterial products address the repair of the skull or bones of the face using absorbable tacks, screws and plates. The potential worldwide market for our cranio-maxillofacial applications was estimated to be $250 million for 1999. The cranio-maxillofacial market is a subsegment of the trauma fixation market.

          We have assisted with the design and the development of, and are manufacturing, a product line for cranio-maxillofacial repair marketed and sold by one of our customers. We also are assisting with the design and development of a new product line for another customer. In addition, we are developing proprietary technologies that will have applications in this segment and intend to commercialize these technologies through arrangements similar to our existing customer relationships.

          Spinal Fixation. The primary application for our biomaterials in the spinal fixation market is spinal fusion, a $405 million market in 1999. Spinal fusion devices are used to restore normal spinal disc spacing and fuse adjacent vertebrae for the correction of a spine or improvement in chronic back pain. We supply our proprietary collagen products for use in coating spinal fusion cages manufactured, marketed and sold by our customer.

          Trauma Fixation. Trauma fixation devices are used to repair broken bones using nails, screws, plates, pins and bone growth stimulation products. We are developing a product line with a customer incorporating one of our proprietary biomaterials formulations. We also are working with other customers to expand their product offerings by providing our proprietary biomaterials products for incorporation into their products. We are currently exploring the use of our biomaterials products to deliver growth factors for applications in trauma fixation.

Cardiology Products. Our biomaterials are used in arterial puncture closure products and coatings for synthetic vascular grafts. The potential worldwide arterial puncture closure market is estimated to be between $750 million and $1 billion, with the U.S. market accounting for approximately 75%. We manufacture the absorbable polymer anchor and collagen plug components for the Angio-Seal. We also supply our proprietary collagen to a customer for use as a synthetic vascular graft coating. We are independently developing a absorbable polymer matrix to deliver angiogenic growth factors to promote the growth of new blood vessels for use in myocardial revascularization procedures. We are also independently exploring the use of our biomaterials in an arterial stent, a stent cover, an anastomosis connector and a vascular graft.

Drug/Biologics Delivery Products. Biomaterials are particularly useful for the controlled release of drugs and other biologically active agents such as growth factors. In these applications, the drug is deposited or incorporated into a biomaterials delivery matrix. As the matrix dissolves or is degraded by the body, the drug is gradually released. The use of a biomaterials matrix for drug delivery permits a locally targeted, low-dose release profile, improving the delivery of the drug. We supply a proprietary collagen matrix to a customer which is developing a drug delivery system to treat cervical cancer and dysplasia.

Wound Care Products. While the wound care market is currently dominated by conventional bandages and dressings and surgical staples or sutures, there is a new generation of products resulting from recent advances in biomaterials, tissue engineering and biotechnology. We manufacture collagen which is incorporated into an artificial skin product manufactured, marketed and sold by our customer to treat burns and skin defects, a market of approximately $230 million in 1999. Additionally, we supply collagen for use in a topical wound dressing manufactured, marketed and sold by our customer. We are independently pursuing additional wound care applications for our biomaterials, including surgical sealants and glues and adhesion prevention segments.

Surgery, Dentistry and Urology Products. Biomaterials are used in these market segments in products ranging from absorbable sutures to tissue barriers to stents. We intend to pursue the development of products for these markets.

THE AEGIS VORTEX SYSTEM

We are designing and developing the Aegis Vortex system to remove occlusive material from saphenous vein grafts implanted during coronary artery bypass surgeries. There are approximately 650,000 coronary bypass surgeries performed annually worldwide and approximately half of all bypass grafts become diseased or occluded within ten years of surgery. Saphenous vein grafts are used in coronary bypass graft procedures as a replacement for the diseased or occluded native artery to restore blood flow. The saphenous vein is removed from the patient's leg and surgically implanted in place of the diseased or occluded native artery. Current treatment options for diseased saphenous vein grafts include drug therapy, device-based therapies (including angioplasty and the placement of stents), repeat bypass surgery and transmyocardial revascularization. There are significant risks involved with these treatments ranging from continued progression of disease, heart attack and possible death. We believe the use of the Aegis Vortex will reduce these risks for patients.

We believe the Aegis Vortex currently is the only device, in clinical trials or commercially available, which offers all three of the following features:

          - a catheter with a high-speed rotating tip advanced over a guidewire that delivers fluid to the vessel; the tip rotates at up to 150,000 revolutions per minute in order to dislodge and break the occlusion into particles;

          - a distal protection balloon placed beyond the occlusion to prevent debris from flowing downstream and potentially causing a heart attack; and

          -      a controlled extraction system which removes the debris.

To operate the Aegis Vortex system, a guiding catheter is positioned at the entrance to the graft. The guidewire, containing the distal protection balloon, is advanced through the saphenous vein graft beyond the occlusion. The distal protection balloon is inflated and the rotating tip catheter is advanced over the guidewire and through the diseased or occluded graft. Saline and contrast media are delivered into the graft from the catheter. The combination of the rotating catheter tip and saline and contrast media create a vortex which dislodges and breaks up the occlusive material. The particles and debris that are dislodged by the rotating tip catheter are extracted through the lumen of the guiding catheter. Adjunctive PTCA and/or stenting is then performed over the balloon guidewire, with distal protection from the occlusion balloon; a flush catheter is provided to flush any remaining debris from the graft.

We have completed an initial 17 patient pilot clinical trial of the Aegis Vortex. We believe this trial demonstrated the safety and feasibility of the Aegis Vortex in humans. We are incorporating design enhancements and planning our pivotal trial protocol. We expect to submit an investigational device exemption, or IDE, supplement to the FDA during the second quarter of fiscal year 2001 to initiate additional trials of the device in the U.S. We anticipate beginning a trial in Europe during the second quarter of fiscal year 2001 which will be used as support for a CE Mark filing. The CE Mark is an international symbol of adherence to quality assurance standards established by the European Union and compliance with applicable European medical device directives.

We intend to commercialize the Aegis Vortex by building a direct sales and marketing force in the interventional cardiology market or establishing a strategic alliance with a leader in this market.

We intend to modify the design of the Aegis Vortex to address additional related applications including the treatment of diseased native coronary and peripheral arteries and the re-occlusion of stented arteries. We are currently evaluating selected design modifications to address these applications.

THE ANGIO-SEAL

The Angio-Seal is a leader in the worldwide arterial puncture closure market with over 870,000 devices sold as of June 30, 2000. We estimate the Angio-Seal worldwide market share in 1999 was approximately 35%. We believe there are approximately 6.5 million cardiovascular catheterization procedures performed annually. The potential worldwide arterial puncture closure market is estimated to be between $750 million and $1 billion, with the U.S. market accounting for approximately 75%. We believe that current U.S. market penetration of arterial puncture closure devices is approximately 25% and the international market penetration is approximately 8%.

The Angio-Seal is a puncture closure device that acts to close and seal femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. The device consists of four components:

          - an absorbable polymer anchor seated securely against the inside surface of a patient's artery at the point of puncture;

          - an absorbable collagen plug applied adjacent to the outside of the artery wall;

          -      an absorbable suture; and

          - a delivery system consisting of an insertion sheath, puncture locator, guidewire, tamper tube and spring.

The anchor and suture act as a pulley to position the collagen into the puncture tract adjacent to the outside of the artery wall, to seal and close the puncture. A tamper tube is used to further position and secure the closure device. The anchor, collagen and suture are all designed to be resorbed into the patient's body within 60 to 90 days after the procedure. We believe that this mechanical (via the anchor and collagen) and biochemical (via the collagen) seal offers physicians a method for sealing and closing punctures with significant advantages over traditional manual or mechanical compression methods, as well as over other competitive products. We believe the

Angio-Seal has several advantages over traditional manual or mechanical compression procedures, including: reduced time to ambulation, reduced staffing and hospital time, possible reduction in procedure costs, increased patient comfort, greater flexibility in post-procedure blood thinning therapy and increased blood flow to the leg.

The Angio-Seal is manufactured, marketed, sold and distributed by St. Jude Medical. We receive a royalty on every Angio-Seal unit sold. In addition, we have manufactured components for all Angio-Seal devices and augmented St. Jude Medical's manufacturing of completed devices. In December 1999, St. Jude Medical significantly expanded its U.S. sales and marketing efforts for the Angio-Seal. In early 2000, the 6F Angio-Seal was approved for sale in the U.S. The 6F device, the smallest and latest size of the Angio-Seal device, specifically addresses arterial punctures created during diagnostic angiograms, which account for approximately 70% of all cardiac catheterization procedures. In the international market, the 6F device was approved in early 1999 and its sales have increased significantly since the launch. We believe the impact of the additional sales and marketing efforts, along with the 6F device U.S. launch and new product enhancements planned by St. Jude Medical, will provide additional growth opportunities for the Angio-Seal.

PATENTS AND PROPRIETARY RIGHTS

Our intellectual property covers technology in the fields of arterial puncture closure, blood vessel location, arterial revascularization systems, drug/biologics delivery products, wound care products, angiogenesis products and surgical instruments. We protect our technology by, among other things, filing patent applications for the patentable technologies that we consider material to our business. Our first U.S. patent for the concept of sealing arterial punctures was issued in 1988. As of September 22, 2000, we held 73 United States patents and 79 foreign national patents and had several United States patents and foreign national patent applications pending.

We also rely heavily on trade secrets and unpatented proprietary know-how which we seek to protect through non-disclosure agreements with corporations, institutions and individuals exposed to our proprietary information. As a condition of employment, we require that all full-time and part-time employees enter into an invention assignment and non-disclosure agreement.

We have licensed our United States and foreign patents for the Angio-Seal to St. Jude Medical and are required to license all improvements for Angio-Seal to St. Jude Medical. The license agreements with St. Jude Medical are exclusive and worldwide, with rights to make, have made, use, sell, and have sold the Angio-Seal, but are limited to the cardiovascular field of use only.

We will continue to aggressively protect any new manufacturing processes, biomaterials products and technologies and medical products and devices. We intend to broaden the scope of our intellectual property and consider our core technologies to be critical to our future product development.

MANUFACTURING

We have developed unique manufacturing and processing capabilities for absorbable collagen and polymers. We manufacture numerous absorbable biomaterials products for use in applications including orthopedics, cardiology, drug/biologics delivery and wound care. We have our own capabilities in tool and die making, injection molding, extrusion, compounding, machining, model making and laser welding, which allows us to engineer and reengineer our products in development on site.

To date, our Angio-Seal manufacturing activities have consisted primarily of producing Angio-Seal devices for use worldwide in clinical trials and partially and fully completed commercial devices for sale in the U.S. and Europe. Historically, we have manufactured two of the major absorbable components of the Angio-Seal, the collagen plug and polymer anchor, to fulfill the worldwide requirements of St. Jude Medical and our previous partners for Angio-Seal. St. Jude Medical has the right to manufacture the absorbable polymer anchor and intends to manufacture that component in the future. However, we anticipate we will continue to be a source of anchor requirements through the third quarter of fiscal year 2001. While we continue to supply St. Jude with the collagen requirements for the Angio-Seal, our formal collagen supply agreement with St. Jude expired in May 2000.

Our FDA-registered manufacturing facility in Exton, Pennsylvania contains separate areas for Angio-Seal assembly, absorbable collagen and polymer manufacturing. Our manufacturing facility is equipped with multiple class 100,000 clean room facilities and is certified to the two international quality standards, ISO 9001 and EN 46001. Certification is based on adherence to established standards of quality assurance and manufacturing process control. Our manufacturing facility is subject to regulatory requirements and periodic inspection by regulatory authorities. We have a separate in-house quality assurance department that sets standards, monitors production, writes and reviews operating procedures and protocols and performs final testing of sample devices and products manufactured by or for us.

We purchase most raw materials, parts and peripheral components used in our products. Although many of these supplies are off-the-shelf items readily available from several supply sources, others are custom-made to meet our specifications. We believe that, in most of these cases, alternative sources of supply for custom-made materials are available or could be developed within a reasonable period of time.

RESEARCH AND DEVELOPMENT

Our research and development and regulatory and clinical staff consisted of 51 individuals at September 22, 2000. Our research and development efforts are focused on the development of the Aegis Vortex and the continued development of our biomaterials capabilities. We incurred total research and development expenses of $5.3, $5.7 and $5.5 million in the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

In addition to the resources dedicated to the product development process, we have an internal regulatory affairs and clinical management staff responsible for managing our clinical trials for the Aegis Vortex. Our staff worked closely with our strategic partners to gain regulatory approvals for additions to the Angio-Seal product lines in the U.S., the European Union and several other countries.

OUR RELATIONSHIP WITH ST. JUDE MEDICAL

We have a strategic alliance with St. Jude Medical who manufactures, markets and sells the Angio-Seal worldwide. The Angio-Seal has been sold in Europe since 1995 and in the U.S. since 1996. The Angio-Seal is now sold in the U.S., Europe, Canada, Latin America and Australia, among other countries. As of June 30, 2000, there have been over 870,000 devices sold to end users.

Under our license agreements, St. Jude Medical has exclusive rights to manufacture, market and distribute all current and future sizes of the Angio-Seal for cardiovascular use worldwide. We retain the rights to use our puncture closure technology for other applications. We earn a royalty on each Angio-Seal sold by St. Jude Medical. The royalty rates are based on aggregate volume of Angio-Seals sold. We expect a reduction in our royalty rate during the second quarter of fiscal year 2001. These royalty agreements provide for minimum royalty payments for five years following FDA approval (ending September 30, 2001). If St. Jude Medical fails to pay the minimum royalty, the license agreements become non-exclusive. This right of conversion is our sole remedy for St. Jude Medical's failure to make any minimum royalty payment, and if it is exercised, St. Jude Medical has no further obligation to make any minimum royalty payments.

The term of the license agreements extends to the expiration date of the most recently issued licensed patent, including all continuations or supplements. The most recent patent for the Angio-Seal technology was issued in July 2000. We have also applied for, and expect to have issued to us, additional patents. St. Jude Medical may terminate the license agreements any time after the fifth royalty year (ending September 30, 2001) for any reason upon 12 months notice.

If a license under any third-party patent is necessary to make, use or sell the Angio-Seal product line, any payments and royalties for such third-party license, and any related attorney's fees, will be deducted from payments due to us, on a territory-by-territory basis, in an amount not to exceed in any one year one-half of any royalties in any such territory for that year. "Angio-Seal" is a trademark of St. Jude Medical.

SALES AND MARKETING

As we develop and receive regulatory approval for new products, we will explore a variety of means of commercializing these products. As a result, we may contract with distributors, develop our own sales and marketing force and/or license products to third parties. We have no experience hiring or training a sales and marketing force and we may not be able to maintain a sales and marketing force with technical expertise and the necessary supporting distribution capabilities. In late 1999, we hired a director of sales and marketing who s responsible for leading our expanded marketing and sales efforts and further developing our future distribution strategy for the Aegis Vortex.

COMPETITION

The market for our various products is fragmented, competitive and rapidly changing. We compete directly and indirectly for customers with a wide variety of companies. We believe that the principal competitive factors for our products include:

          -      the ability to obtain regulatory approvals;

          -      safety and effectiveness;

          -      performance and quality;

          -      marketing;

          -      distribution;

          -      pricing;

          -      cost effectiveness;

          -      customer service;

          - the development or acquisition of proprietary products and processes;

          -      the ability to attract and retain skilled personnel;

          -      improvements to existing technologies;

          -      reimbursement; and

          -      compliance with regulations.

We believe our products compete favorably with those of our competitors. However, many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in these markets, greater name recognition, larger customer bases and greater financial, technical and marketing resources.

GOVERNMENT REGULATION

Our medical devices are subject to extensive regulation by the Food and Drug Administration, or FDA, and by foreign governments. The FDA regulates the clinical testing, design, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to recall, request repair, replacement or refund of the cost of any device we manufacture or distribute.

FDA premarket approval was granted for the Angio-Seal 8F device in September 1996 and for the 6F device in early 2000. St. Jude Medical is responsible for all future FDA premarket approval application supplements for the Angio-Seal device. The 8F Angio-Seal received CE Mark approval from the European Community in September 1995. The 6F Angio-Seal received CE Mark approval in February 1999.

The Angio-Seal is also available for sale in a number of other countries. International sales of medical devices are subject to the regulatory agency product registration requirements of each country in which they are sold. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements, price restraints and import restrictions on devices. Delays in receipt of, or a failure to receive approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on our business, financial condition and results of operations. In addition, reimbursement coverage must be obtained in some countries.

Generally, our biomaterials products are incorporated by our customers into another product which receives FDA approval. We maintain device master files for some of our biomaterials products containing information relating to the specifications, manufacturing, biochemical characterization, biocompatibility and viral safety of our biomaterials products. These files, in addition to our technical expertise, help our clients in their regulatory approval process for products incorporating our biomaterials.

We must obtain CE Mark approval and premarket approval from the FDA, as well as all future premarket approval application supplements for the Aegis Vortex. We expect to submit an IDE supplement to the FDA during the second quarter of fiscal year 2001 to initiate additional trials of the device in the U.S.

When human clinical trials of a device are required in connection with our new proprietary products and the device presents a significant risk, we must file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. The conduct of human clinical trials is also subject to regulation by the FDA. Sponsors of clinical trials are permitted to sell those devices distributed during the course of the trial provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. Similar approvals are required to conduct clinical trials in foreign countries.

Any products we manufacture or distribute pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. As a device manufacturer, we are required to register our manufacturing facility with the FDA; list our devices with the FDA; and are subject to periodic inspections by the FDA and certain state agencies. The Federal Food, Drug, and Cosmetic Act requires devices to be manufactured in accordance with Quality System regulations which impose certain procedural and documentation requirements with respect to manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations in the future and any failure to comply with such laws or regulations will have a material adverse effect upon our ability to do business.

EMPLOYEES

As of September 22, 2000, we had 134 employees, including 69 employees in operations, 51 employees in research and development and clinical and regulatory affairs and 14 employees in finance and administration. As a result of our recent acquisition of THM Biomedical, Inc., four of our employees are currently located in Duluth, Minnesota. All of our remaining employees are located at our facility in Exton, Pennsylvania. We believe that our success depends in a large part on our ability to attract and retain employees in all areas of our business.

ITEM 2.   PROPERTIES

We lease approximately 47,000 square feet of executive offices, manufacturing and research and development facilities in Exton, Pennsylvania, a suburb of Philadelphia. Our lease expires in 2005, subject to renewal options. We believe that our facility is sufficient for our current operations. In addition, as a result of our recent acquisition of THM Biomedical, Inc., we currently lease 3,500 square feet of manufacturing and research and development facilities in Duluth, Minnesota.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, we, along with our former Angio-Seal strategic partner, filed a patent infringement suit against Perclose, Inc., a competitor in the puncture closure market. Upon their acquisition of the Angio-Seal license in March 1999, St. Jude Medical, as part of the transaction, assumed certain rights and responsibilities with respect to the lawsuit from our previous partner. In 1999, we amended the complaint to add a second patent to the infringement suit. The original and amended complaints, filed in the Eastern District of Pennsylvania, claim that Perclose infringes our U.S. patent numbers 5,676,689 and 5,861,004. These patents cover systems and methods related to sealing percutaneous punctures. We seek damages and an order to permanently enjoin Perclose from making, using or selling products that infringe these patents.

Perclose filed four counterclaims against us and our strategic partner's predecessor in answer to the complaint. The first counterclaim seeks to declare our patents invalid and not infringed. The additional counterclaims asserted by Perclose allege that our claims are frivolous and assert various antitrust counter-claims, including price discrimination, predatory pricing and attempted monopolization of the puncture closure market. We are unable to predict the final outcome of this suit or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. Abbott Laboratories acquired Perclose in November 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2000.

PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our common stock is quoted in the Nasdaq National Market under the symbol "KNSY" and has been traded publicly since our initial public offering in December 1995. The following table sets forth the high and low closing sale prices per share of our common stock as reported by the Nasdaq National Market for the periods indicated.


                                                      HIGH              LOW
FISCAL YEAR ENDED JUNE 30, 1998                       ----              ---
   First Quarter.................................. $  16.00         $  10.38
   Second Quarter.................................    17.00            13.00
   Third Quarter..................................    24.25            14.00
   Fourth Quarter.................................    23.63             8.88

Fiscal Year Ended June 30, 1999
   First Quarter..................................     9.88             7.13
   Second Quarter.................................    11.00             5.75
   Third Quarter..................................    11.75             7.88
   Fourth Quarter.................................    10.25             7.25

Fiscal Year Ended June 30, 2000
   First Quarter..................................    15.63             7.75
   Second Quarter.................................    16.75            10.00
   Third Quarter..................................    21.38            12.50
   Fourth Quarter.................................    18.88             9.19

On September 22, 2000, the last reported sale price of our common stock in the Nasdaq National Market was $12.25 per share. As of September 22, 2000, there were 67 record owners and approximately 3,836 beneficial owners of our common stock.

We have not declared or paid cash dividends and do not anticipate declaring or paying any dividends on our common stock in the near future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial conditions, results of operations, contractual restrictions, capital requirements, business prospects, and such other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended June 30, 2000, 1999, 1998, 1997, and 1996. The selected financial data for each such fiscal year listed below has been derived from the consolidated financial statements of the Company for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 2000, 1999, and 1998 is included elsewhere herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and related Notes and other financial information included herein.



                                                                         FISCAL YEAR ENDED JUNE 30,
                                                      -------------------------------------------------------------------
                                                         2000          1999          1998         1997           1996
                                                      ------------   ----------    ----------   ----------    -----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Net sales                                               $13,144      $ 7,168       $ 4,669      $ 3,661        $ 1,315
  Research and development                                     59        1,894         3,642        2,843          1,576
  Licensing and milestone fees                                                                      1,050
  Royalty income and other                                  6,612        7,183(2)      3,008          353             76
                                                      ------------   ----------    ----------   ----------    -----------
Total revenues                                             19,815       16,245        11,319        7,907          2,967
                                                      ------------   ----------    ----------   ----------    -----------
Operating costs and expenses:
  Cost of products sold                                     7,614        5,135         4,084        3,063          1,637
  Research and development                                  5,340        5,668         5,524        4,695          3,581
  Selling, general and administrative                       2,634        2,585         1,762        1,823          2,132
  Deferred compensation                                                                                            1,493
  Product return                                                                                                     574
                                                      ------------   ----------    ----------   ----------    -----------
Total operating costs and expenses                         15,588       13,388        11,370        9,581          9,417
                                                      ------------   ----------    ----------   ----------    -----------
Income (loss) from operations                               4,227        2,857           (51)      (1,674)        (6,450)
                                                      ------------   ----------    ----------   ----------    -----------
Other income (expense):
  Net interest income (expense)                               522          317           390          435           (473)
  Other                                                                      4             4            8             62
  Insurance settlement                                                                                969            946
                                                      ------------   ----------    ----------   ----------    -----------
Total other income (expense) - net                            522          321           394        1,412            535
                                                      ------------   ----------    ----------   ----------    -----------
Income (loss) before income taxes                           4,749        3,178           343         (262)        (5,915)
Income taxes
                                                      ------------   ----------    ----------   ----------    -----------
Net income (loss)                                         $ 4,749      $ 3,178        $  343       $ (262)       $(5,915)
                                                      ============   ==========    ==========   ==========    ===========
Basic earnings (loss) per common share                    $  0.61      $  0.43        $ 0.05       $(0.04)       $ (1.00)
                                                      ============   ==========    ==========   ==========    ===========
Diluted earnings (loss) per common share                  $  0.60      $  0.43        $ 0.05       $(0.04)       $ (1.00)
                                                      ============   ==========    ==========   ==========    ===========

Weighted average common shares outstanding                  7,766        7,463         7,552        7,182          5,927(1)
                                                      ============   ==========    ==========   ==========    ===========
Diluted weighted average common shares outstanding          7,975        7,477         7,552        7,182          5,927(1)
                                                      ============   ==========    ==========   ==========    ===========



                                                                                    JUNE 30,
                                                      -------------------------------------------------------------------
                                                          2000          1999          1998         1997           1996
                                                      ------------   ----------    ----------   ----------    -----------
                                                                                 (IN THOUSANDS)
Balance Sheet Data:
Cash and short-term investments                           $31,721      $ 9,669       $ 7,777      $ 7,351        $11,734
Inventory                                                     902          749         1,027          736            413
Working capital equity                                     36,743       10,860         9,423        9,172          6,678
Total assets                                               51,183       28,215        22,039       16,593         19,743
Long-term obligations                                           2        6,013         2,374          574             81
Total stockholders' equity                                 49,404       18,901        15,863       12,127         12,001


------------

 (1) Includes 446,437 Common Stock equivalents issued within one year of the public offering with exercise prices below the public offering price.
     See Note 1 of Notes to the Consolidated Financial Statements.
 (2) Includes one-time $1.5 million supplemental royalty payment from Strategic Alliance Partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our financial statements and the related notes included in this report.

OVERVIEW

We were founded in 1984 and our common stock became publicly traded in December 1995. We have been profitable in each of our last ten fiscal quarters.

Revenues

Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales is comprised of absorbable biomaterials products and Angio-Seal devices manufactured by us.

          Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopedics, cardiology, drug/biologics delivery and wound care. Historically, our biomaterials sales have represented primarily the absorbable collagen and polymer components of the Angio-Seal device supplied to St. Jude Medical. We have experienced significant sales growth in our biomaterials products in fiscal years 2000, 1999 and 1998 due to sales to new customers, increased sales to existing customers, new product offerings and the expansion of our marketing activities. We believe this growth will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products.

          Angio-Seal Devices. Historically, we supplied our strategic partner with partially completed 8F Angio-Seal devices. In fiscal years 2000 and 1999, we supplied our partner with 6F Angio-Seal devices to supplement their production requirements. Subsequent to year end, St. Jude Medical transitioned the manufacturing of these devices to their facility. We do not expect any revenue from the manufacture of completed Angio-Seal devices in the future.

Research and Development Revenue. Historically, research and development revenue has been derived solely from development work performed on the Angio-Seal. As anticipated, the research and development activities have transitioned to St. Jude Medical and no significant research and development revenue is expected in the future.

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

Research and Development Expense

Research and development expense consists of expenses incurred for the development of our proprietary technology such as the Aegis Vortex, absorbable biomaterials products and technologies and other development programs. While research and development on the Angio-Seal has become an insignificant portion of our overall development costs, the progression of the Aegis Vortex into the clinical trial phase and our continued development of proprietary biomaterials products and technologies will offset this decrease. We anticipate research and development expense will continue to increase as we pursue commercialization of the Aegis Vortex as well as explore opportunities for our other technologies.

Selling, General and Administrative

Selling, general and administrative expenses include general and administrative costs as well as costs related to the marketing of our products. During the fiscal years 2000 and 1999, the costs of our patent litigation are also included within selling, general and administrative expenses. We anticipate the marketing component of selling, general and administrative expenses, which has been insignificant in past fiscal years, will increase as we evaluate opportunities for commercialization of the Aegis Vortex and expand the marketing efforts for our biomaterials business.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2000 AND 1999

Revenues. Revenues increased 22% to $19.8 million in the year ended June 30, 2000, or fiscal 2000, from $16.2 million in the year ended June 30, 1999, or fiscal 1999. Net sales of products increased 83% to $13.1 million from $7.2 million for fiscal 2000 and 1999, respectively. Of this increase, $4.5 million was attributable to an increase in sales of 6F Angio-Seal devices to St. Jude Medical. The remaining $1.4 million was attributable to increased sales of biomaterials products. We had been providing St. Jude Medical with 6F Angio-Seal devices for the international and U.S. markets; however, St. Jude Medical has now transitioned the manufacturing of these devices to their facility.

Research and Development Revenues. Research and development revenues decreased 97% to $60,000 from $1.9 million for fiscal 2000 and 1999, respectively. St. Jude Medical has transitioned substantially all of the Angio-Seal research and development in-house. We do not expect research and development revenues to be significant in the future.

Royalty Income. Royalty income increased 16%, net of a $1.5 million supplemental payment from our previous strategic partner in fiscal 1999, to $6.6 million from $5.7 million in fiscal 2000 and 1999, respectively. Royalty units increased 14% as approximately 354,000 Angio-Seal units were sold to end-users during fiscal 2000 compared to approximately 310,000 units sold during fiscal 1999. This unit increase was due to St. Jude Medical's increased sales and marketing efforts, primarily in the U.S., and sales of the new 6F device in the international markets. The 6F device was introduced in the international markets in April 1999 and in the U.S. in late March 2000.

Cost of Products Sold. Cost of products sold increased 48% to $7.6 million in fiscal 2000 from $5.1 million in fiscal 1999. However, gross margin increased to 42% from 28%. This increase reflected an allocation of overhead across a greater sales volume, which resulted in a decrease in per unit costs.

Research and Development Expense. Research and development expense decreased 6% to $5.3 million in fiscal 2000 compared to $5.7 million in fiscal 1999. This decrease was mainly attributable to the transition of substantially all of the development for the Angio-Seal product line to St. Jude Medical. This decrease was offset by our continued development efforts on the Aegis Vortex, including clinical trial expenses. We also continued to expand our development efforts on our biomaterials products. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative. Selling, general and administrative expense increased 2%, or $50,000, in fiscal 2000 from fiscal 1999. This increase was primarily the result of increased sales and marketing efforts for the Aegis Vortex and our biomaterials products offset by a decrease in litigation expenses.

Net Interest Income. Interest expense increased 30% to $430,000 in fiscal 2000 from $332,000 in fiscal 1999. This was due to the addition of a $5.0 million financing agreement in January 1999, of which $925,000 was used to repay a portion of the $2.0 million term loan. The remainder of the proceeds from the $5.0 million financing agreement was used to fund leasehold improvements and capital expansion. The financing agreement was repaid on June 1, 2000 with proceeds from our secondary offering. Interest income increased 47% to $953,000 in fiscal 2000 from $649,000 in fiscal 1999 as a result of an increase in average total cash and investment balances.

Other Non-Operating Income (Expense). Other non-operating expense was $1,000 for fiscal 2000 compared to other non-operating income of $4,000 for fiscal 1999. Other non-operating income (expense) for both periods represented primarily the net gain or loss on the sale of fixed assets.

COMPARISON OF FISCAL 1999 AND 1998

Revenues. Revenues increased 44% to $16.2 million in fiscal 1999, from $11.3 million in the year ended June 30, 1998, or fiscal 1998. Net sales of products increased 54% to $7.2 million from $4.7 million. Of this, $2.5 million was attributable to increased sales of biomaterials products comprised of $1.8 million of biomaterials products sold to multiple customers and $700,000 of increased sales of Angio-Seal components to St. Jude Medical. The remaining increase was attributable to the sale of 6F Angio-Seal devices to St. Jude Medical for the international market.

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

Research and Development Expense. Research and development expense increased 3% to $5.7 million in fiscal 1999 from $5.5 million in fiscal 1998. This increase was mainly attributable to increased development efforts on the Aegis Vortex as we applied for and received our investigational device exemption, or IDE, from the FDA and prepared for the initiation of clinical trials of the device. We also expanded our development efforts in the area of absorbable biomaterials. These increases in expense were offset by the ongoing transition of development of the Angio-Seal product line to St. Jude Medical along with the 6F product moving to commercialization.

Selling, General and Administrative. Selling, general and administrative expense increased 47% to $2.6 million in fiscal 1999 from $1.8 million in fiscal 1998. This increase was primarily a result of legal expenses in the amount of $640,000 related to our ongoing patent infringement suit. We incurred no legal expenses related to this lawsuit in fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $2.4 million and $2.9 million during fiscal 2000 and 1999, respectively. In fiscal 2000, changes in asset and liability balances resulted in a net $3.2 million use of cash, offset by net income of $4.7 million and non-cash depreciation and amortization of $862,000. In fiscal 1999, changes in asset and liability balances resulted in a net $1.5 million use of cash, offset by net income of $3.2 million and non-cash depreciation and amortization of $1.2 million.

Our cash, cash equivalents and short-term investments were $31.7 million at June 30, 2000. In addition, we had $2.1 million in restricted investment accounts. We have pledged $2.1 million in investments as collateral to secure bank loans made to employees to pay taxes incurred by these employees when they received common stock at the time of our initial public offering. In exchange for our pledging this collateral, the employees have pledged their common stock to us as collateral.

In May 2000, we completed a secondary offering of 2,700,000 shares of Common Stock. In addition, the underwriters exercised a portion of their over allotment option in June 2000 for an additional 259,000 shares of Common Stock. The net proceeds of the secondary offering were $25.7 million. Of the proceeds, $6.1 million was used to repay outstanding indebtedness. We had a capital spending plan for fiscal 2000, of which $2.1 million was expended primarily on machinery, equipment and leasehold improvements. These expenditures were related to the continued expansion of our manufacturing capabilities, principally for our biomaterials product lines.

We received a $3.0 million royalty advance under our licensing agreement upon receipt of FDA approval for the Angio-Seal in fiscal year 1997. This royalty advance has been reduced in each period by 50% of the excess of royalty income over minimum royalties stipulated within the licensing agreement. During fiscal 2000, the liability was retired.

In November 1997, we acquired patents in exchange for 200,000 shares of common stock and a series of eight quarterly cash payments, which began on March 31, 1998, totaling $1.2 million. The patents were recorded on the balance sheet at the value of the shares on the date of the agreement plus the present value of the $1.2 million cash and the legal and other related costs incurred to acquire such patents. The present value of the cash payments, $1.1 million, was recorded on the balance sheet as an obligation and was fully repaid during fiscal 2000.

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

Our investment portfolio consists primarily of high quality U.S. government securities and certificates of deposit with an average maturity of one year or less. We mitigate default risk by investing in what we believe are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At June 30, 2000, our total portfolio consisted of approximately $29.0 million of investments, all of which had maturities within one year. Additionally, we generally hold securities until maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We have no outstanding debt at June 30, 2000.

                                  RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth in this report, before purchasing shares of common stock of Kensey Nash. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. This investment involves a high degree of risk.

RISKS RELATED TO OUR BUSINESS

IF OUR BIOMATERIALS PRODUCTS ARE NOT SUCCESSFUL, OUR OPERATING RESULTS AND BUSINESS MAY BE SUBSTANTIALLY IMPAIRED.

The success of our existing biomaterials products, as well as any we develop in the future, depends on a variety of factors, including our ability to continue to manufacture, sell and competitively price these products and the acceptance of these products by the medical profession. In addition, we may be required to obtain regulatory approval for any future biomaterials products. We will require substantial additional funds to develop and market our biomaterials products. We expect to fund the growth of our biomaterials business out of our operating income and cannot guarantee that this operating income will be sufficient to develop new biomaterials products. To date, we have relied on strategic partners or customers to market and sell our biomaterials products. We cannot assure you that we will commercialize our products successfully either indirectly through strategic partners or directly through the development of a sales force.

WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN THE NECESSARY REGULATORY APPROVALS FOR THE AEGIS VORTEX.

We need to conduct additional human clinical trials for the Aegis Vortex. The Aegis Vortex has not been approved for marketing by the FDA or by any governmental entity outside of the United States. We will require substantial additional funds to develop the product, conduct clinical trials and gain the necessary regulatory approvals for the Aegis Vortex. Prior to granting approval, the FDA may require clarification of information provided in our regulatory submissions, more information or more clinical studies. If granted, FDA approval may impose limitations on the uses for which our product may be marketed or how our product may be marketed. Should we experience delays or be unable to receive approval from the FDA, our operating results and business may be substantially impaired.

A SUBSTANTIAL PORTION OF OUR REVENUES WILL CONTINUE TO COME FROM THE ANGIO-SEAL WHICH IS MANUFACTURED, MARKETED AND DISTRIBUTED BY ST. JUDE MEDICAL.

To date, a significant portion of our revenues have been derived from Angio-Seal sales. Under our license agreements with St. Jude Medical, Angio-Seal is manufactured, marketed and sold on a worldwide basis by St. Jude Medical. Two of our significant sources of revenue for the future are expected to be sales of collagen to St. Jude Medical for use in the Angio-Seal devices and royalty income from the sale of the Angio-Seal product line. Beginning June 1, 2000, St. Jude Medical will no longer be obligated to buy collagen from us. Furthermore, we expect a reduction in our royalty rate, from 12% to 9%, during the second quarter of fiscal year 2001 in accordance with our license agreements. Our success with Angio-Seal depends in part on the time, effort and attention that St. Jude Medical devotes to the Angio-Seal product line and on their success in manufacturing, marketing and selling the Angio-Seal product line. Under the terms of our agreements with St. Jude Medical, we have no control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. St. Jude Medical can terminate our arrangement at any time after September 30, 2001 for any reason upon 12 months notice. There can be no assurance that St. Jude Medical will successfully pass future inspections of its manufacturing facility or adequately perform its manufacturing, marketing and selling duties. Any such failure by St. Jude Medical may negatively impact Angio-Seal sales and therefore reduce our royalties and impair our operating results and business.

WE DEPEND ON OUR CUSTOMERS TO MARKET AND OBTAIN REGULATORY APPROVALS FOR THEIR BIOMATERIALS PRODUCTS.

We depend on the efforts of our biomaterials customers in marketing their products which include our biomaterials components. There can be no assurance that our customers' end use products which include our biomaterials components will be commercialized successfully by our customers or that our customers will otherwise be able to compete effectively in their markets. If our customers fail to commercialize their products, our operating results and business may be substantially impaired.

IF WE RECEIVE FDA APPROVAL, WE MAY NOT BE SUCCESSFUL COMMERCIALIZING THE AEGIS VORTEX.

If the Aegis Vortex clinical trials are completed successfully and we obtain the necessary governmental approvals, we will need to commercialize the product. We cannot assure you that we will be able to find a suitable partner and/or develop and train our own sales force to sell and market the Aegis Vortex. We do not have a sales and marketing force nor do we have any experience hiring or training a sales and marketing force. We may not be able to establish and maintain an internal sales and marketing force with technical expertise and supporting distribution capabilities. If we are unable to successfully commercialize the Aegis Vortex, our growth prospects will be diminished.

WE MAY BE REQUIRED TO DELAY, REDUCE OR ELIMINATE SOME OR ALL OF OUR EFFORTS TO DEVELOP AND MARKET THE AEGIS VORTEX IF WE FAIL TO OBTAIN ADDITIONAL FUNDING THAT MAY BE REQUIRED TO SATISFY OUR FUTURE CAPITAL NEEDS.

We plan to continue to spend substantial funds to develop and market the Aegis Vortex. Our future liquidity and capital requirements will depend upon numerous factors, including the progress and success of our clinical trials, the timing and cost involved in obtaining regulatory approvals, the timing and cost of developing sales and marketing strategies, our ability to enter into strategic alliances, manufacturing and research and development activities, the extent to which the Aegis Vortex gains market acceptance and competitive developments. Any additional required financing may not be available on satisfactory terms, if at all. If we are unable to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development activities or sales and marketing efforts, in which case our operating results and business may be substantially impaired.

THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE AND ARE LIKELY TO BECOME MORE COMPETITIVE, AND OUR COMPETITORS MAY BE ABLE TO RESPOND MORE QUICKLY TO NEW OR EMERGING TECHNOLOGIES AND CHANGES IN CUSTOMER REQUIREMENTS.

The existing markets for our current and proposed products are intensely competitive. We expect competition to increase further as additional companies begin to enter our markets and/or modify their existing products to compete directly with ours. We compete with some of the largest players in the biomaterials markets. If we are successful in commercializing the Aegis Vortex, our competitors will include Boston Scientific Corporation, Johnson and Johnson, Inc., Possis Medical, Inc., Percu-Surge Inc. and Interventional Technologies, Inc., as well as other companies and other current and future therapies. The primary competitors in the vascular sealing device market are Abbott Laboratories (which owns Perclose, Inc.), Datascope Corp. and Vascular Solutions, Inc.

Our competitors may have broad product lines which allow them to negotiate exclusive, long-term supply contracts and offer comprehensive pricing for their products. Broader product lines may also provide our competitors with a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that are increasingly seeking to reduce costs through centralized purchasing. Greater financial resources and product development capabilities may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete.

Because a significant portion of our revenue depends on sales of medical devices by our customers to the end user market, we are also affected by competition within the markets for these devices. Competition within the medical device market could also have an adverse effect on our business for a variety of reasons, including that our customers may compete directly with larger, dominant manufacturers with extensive product lines and greater sales, marketing and distribution capabilities. We are also unable to control other factors that may impact the commercialization of our components for end use products, such as marketing and sales efforts and competitive pricing pressures within particular markets.

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MEDICAL COMMUNITY, OUR BUSINESS MAY SUFFER.

The success of our existing products depends on continued acceptance of these products by the medical community. The success of any products we develop in the future will depend on the adoption of these products by our targeted markets. We cannot predict how quickly, if at all, the medical community will accept our future products or the extent to which our future products will be used. If we encounter difficulties introducing future products into our targeted markets, our operating results and business may be substantially impaired.

THE LOSS OF, OR INTERRUPTION OF SUPPLY FROM, KEY VENDORS COULD LIMIT OUR ABILITY TO MANUFACTURE OUR PRODUCTS.

We purchase certain materials and components for our products from various suppliers. Some of these components are custom made for us. Any loss of, or interruption of supply from, key vendors may require us to find new vendors. We could experience production or development delays while we seek new vendors which could substantially impair our operating results and business.

WE MAY HAVE PROBLEMS MANUFACTURING AND DELIVERING OUR BIOMATERIALS PRODUCTS IN THE FUTURE.

The biomaterials industry is an emerging area, using many materials which are untested or whose properties are still not known. Consequently, from time to time we may experience unanticipated difficulties in manufacturing and delivering our biomaterials products to our customers. These difficulties may include an inability to meet customer demand, delays in delivering products or quality control problems with certain biomaterials products. Any such difficulty to fulfill orders on a timely basis could materially and adversely affect our operating results and business.

OUR USE OF HAZARDOUS MATERIALS EXPOSES US TO THE RISK OF MATERIAL ENVIRONMENTAL LIABILITIES.

Because we use hazardous substances in our research and development and manufacturing operations, we are potentially subject to material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases or exposures at or from our facility. Decontamination costs, other clean-up costs and related damages or liabilities could substantially impair our business and operating results. We are required to comply with increasingly stringent laws and regulations governing environmental protection and workplace safety, including requirements governing the handling, storage and disposal of hazardous substances.

ST. JUDE MEDICAL'S INTERNATIONAL SALES ARE SUBJECT TO A NUMBER OF RISKS THAT COULD HARM FUTURE INTERNATIONAL SALES OF ANGIO-SEAL AND THEIR ABILITY TO SUCCESSFULLY COMMERCIALIZE NEW PRODUCTS IN INTERNATIONAL MARKETS.

St. Jude Medical sells the Angio-Seal product line internationally and pays us a royalty on each unit sold. Our royalties are subject to several risks, including:

        -      the impact of recessions in economies outside the United States;

        - unexpected changes in regulatory requirements, tariffs or other trade barriers;

        -      weaker intellectual property rights protection in some countries;

        -      fluctuations in exchange rates;

        -      potentially adverse tax consequences; and

        -      political and economic instability.

The occurrence of any of these events could seriously harm St. Jude Medical's future international sales and our ability to receive royalties from sales of the Angio-Seal in international markets.

OUR SUCCESS DEPENDS ON KEY PERSONNEL, THE LOSS OF WHOM COULD IMPAIR OUR OPERATING RESULTS AND BUSINESS.

Our success depends, to a significant extent, upon the efforts and abilities of Joseph W. Kaufmann, Douglas G. Evans and other members of senior management. The loss of the services of one or more of these key employees could harm our operating results and business. In addition, we will not be successful unless we can attract and retain skilled personnel, particularly in the areas of research and product development.

OUR FAILURE TO EXPAND OUR MANAGEMENT SYSTEMS AND CONTROLS TO SUPPORT ANTICIPATED GROWTH OR INTEGRATE FUTURE ACQUISITIONS COULD SERIOUSLY HARM OUR OPERATING RESULTS AND BUSINESS.

Our operations continue to grow and we expect this expansion to continue as we execute our business strategy. Sustaining our growth has placed significant demands on management and our administrative, operational, information technology, manufacturing, financial and personnel resources. Accordingly, our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, client support and financial control systems, and effectively expand, train and manage our employee base. We cannot assure you that any future acquisitions, or our recent acquisition of THM Biomedical, Inc., can be successfully integrated into our operations or be operated profitably. We may not be able to manage our growth successfully. This inability to sustain or manage our growth could seriously harm our operating results and business.

THE OWNERSHIP INTEREST OF OUR STOCKHOLDERS MAY BE DILUTED BY ANY FUTURE ACQUISITIONS OR STRATEGIC ALLIANCES.

Our stockholders will depend upon the judgment of our management with respect to any future acquisitions we make or strategic alliances we enter into. Our management may decide to acquire other companies or finance strategic alliances by issuing equity securities. As a result, you may experience dilution of your ownership interest.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

IF WE ARE UNABLE TO PROTECT OUR PATENTS AND PROPRIETARY RIGHTS, OUR REPUTATION AND COMPETITIVENESS IN THE MARKETPLACE MAY BE MATERIALLY DAMAGED.

We regard our patents, biomaterials trade secrets and other intellectual property as important to our success. We rely upon patent law, trade secret protection, confidentiality agreements and license agreements with St. Jude Medical to protect our proprietary rights. We have registered certain of our patents with applicable governmental authorities. Effective patent protection may not be available in every country in which our products are made available, and we have not sought protection for our intellectual property in every country where our products may be sold. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or otherwise violate our patents or similar proprietary rights.

We and St. Jude Medical are plaintiffs in a patent infringement lawsuit against Perclose, which was acquired by Abbott Laboratories, and we are co-defendants against counterclaims filed by Perclose in response to our complaint. We have spent substantial resources on this litigation. Intellectual property litigation in recent years has proven to be very costly and complex, and the outcome of such litigation is difficult to predict.

WE MAY BE ACCUSED OF INFRINGING UPON THE PROPRIETARY RIGHTS OF OTHERS AND ANY RELATED LITIGATION COULD MATERIALLY DAMAGE OUR OPERATING RESULTS AND BUSINESS.

An adverse determination in any intellectual property litigation or interference proceedings brought against us could prohibit us from selling our products, subject us to significant liabilities to third parties or require us to seek licenses from third parties. The costs associated with these license arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products.

WE DO NOT OWN OR CONTROL THE USE OF THE ANGIO-SEAL TRADEMARK.

The term Angio-Seal is a trademark of St. Jude Medical. All goodwill generated by the marketing and sales of devices bearing the Angio-Seal trademark belongs to St. Jude Medical and not to us. Should the St. Jude Medical license agreements terminate, we would not have the right to call any of our products "Angio-Seal" unless we purchase or license the trademark from St. Jude Medical. Without rights to the Angio-Seal trademark, we would have to market our products under a different trademark. Moreover, upon the termination of the St. Jude Medical license agreements, St. Jude Medical would have the right to compete against us by selling collagen and puncture closure devices under the Angio-Seal trademark. Thus, purchasers of puncture closure devices may be more likely to recognize and purchase products labeled Angio-Seal regardless of whether those devices originate from us.

RISKS RELATED TO OUR INDUSTRY

WE MAY FACE PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN COSTLY LITIGATION AND SIGNIFICANT LIABILITIES.

The manufacture and sale of medical products entail significant risk of product liability claims. The medical device industry in general has been subject to significant product liability litigation. Any product liability claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management's time, attention and resources. We cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all.

WE FACE UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT FOR OUR PRODUCTS.

We could be seriously harmed by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any changes affect reimbursement for catheterization procedures in which our products are used. If physicians, hospitals and other users of our products fail to obtain sufficient reimbursement from healthcare payors for procedures in which our products are used or adverse changes occur in governmental and private third-party payors' policies toward reimbursement for these procedures, our operating results and business may be substantially impaired.

OUR PRODUCTS AND MANUFACTURING ACTIVITIES ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION THAT COULD MAKE IT MORE EXPENSIVE AND TIME CONSUMING FOR US TO INTRODUCE NEW AND IMPROVED PRODUCTS.

Our products and manufacturing activities are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. We are required to:

         - obtain the approval of the FDA and international agencies before we can market and sell new products;

         - satisfy these agencies' requirements for all of our labeling, sales and promotional materials in connection with our existing products;

         -       comply with all applicable manufacturing regulations; and

         -       undergo rigorous inspections by these agencies.

Compliance with the regulations of these agencies may delay or prevent us from introducing any new or improved products, including the Aegis Vortex. Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business.

We are also required to demonstrate compliance with the FDA's quality system regulations. The FDA enforces its quality system regulations through pre-approval and periodic post-approval inspections. These regulations relate to product testing, vendor qualification, design control and quality assurance, as well as the maintenance of records and documentation. If we are unable to conform to these regulations, we will be required to locate alternative manufacturers that do conform. Identifying and qualifying alternative manufacturers may be a long, costly and difficult process and could seriously harm our business.

The FDA and international regulatory agencies may also limit the indications for which our products are approved. These regulatory agencies may restrict or withdraw approvals we have received if additional information becomes available to support this action.

                           FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Kensey Nash, including, among other things:

         - general economic and business conditions, both nationally and in our markets;

         - our expectations and estimates concerning future financial performance and financing plans;

         -       the impact of competition;

         -       anticipated trends in our business;

         -       existing and future regulations affecting our business;

         -       strategic alliances and acquisition opportunities; and

         - other risk factors set forth under "Risk Factors" in this report.

In addition, in this report, the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to Kensey Nash, our business or our management, are intended to identify forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.


                                      *****

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution that a number of important factors could cause our actual results for fiscal year 2001 and beyond to differ materially from those in any forward-looking statements made by us or on our behalf. These important factors include, without limitation, the success of our biomaterials products, our ability to obtain the necessary regulatory approvals for, fund and commercialize the Aegis Vortex, the success of St. Jude Medical in manufacturing, marketing and distributing the Angio-Seal, the ability of our customers to market and obtain regulatory approvals for their biomaterials products, the acceptance of our products by the medical community, our ability to maintain key vendors and personnel, competition in our markets, general business conditions in the healthcare industry and general economic conditions. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, with the report of the independent auditors, listed in
Item 14, are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated by reference from the "Election of Directors", "Executive Officers", and "Compliance with Section 16(a) of the Exchange Act" sections of the Company's definitive Proxy Statement in connection with its 2000 Annual Meeting of Stockholders scheduled to be held on December 6, 2000 (the "2000 Proxy Statement"), which will be filed with the Securities and Exchange Commission on or before November 1, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to the 2000 Proxy Statement captioned "Executive Compensation and Certain Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Shareholders" and "Security Ownership of Management" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the 2000 Proxy Statement.


                                      *****

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(A) 1. FINANCIAL STATEMENTS

The following financial statements of the Company and Report of Deloitte & Touche LLP, Independent Auditors are included in this report:

         Independent Auditors' Report

         Consolidated Balance Sheets as of June 30, 2000 and 1999

         Consolidated Statements of Operations for the Years Ended June 30, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Shareholders of Kensey Nash Corporation:

         We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation and its subsidiary (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.



         DELOITTE & TOUCHE LLP
         Philadelphia, Pennsylvania

         August 9, 2000

KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                            JUNE 30,            JUNE 30,
ASSETS                                                                                        2000                1999
CURRENT ASSETS:
  Cash and cash equivalents                                                              $ 24,117,502        $  1,189,083
  Short-term investments                                                                    7,603,308           8,479,617
  Trade receivables, net of allowance for doubtful accounts of $0
     and $19,000 at June 30, 2000 and 1999, respectively                                    2,219,739           2,247,050
  Royalties receivable                                                                      1,993,260             742,143
  Officer loans                                                                               954,110             264,535
  Other receivables (including approximately $53,000 and $62,000 at
       June 30, 2000 and 1999, respectively, due from employees)                              258,367             170,181
  Inventory                                                                                   902,118             748,698
  Prepaid expenses and other                                                                  471,666             320,106
                                                                                         ------------        ------------

         Total current assets                                                              38,520,070          14,161,413
                                                                                         ------------        ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Leasehold improvements                                                                    5,666,083           4,023,373
  Machinery, furniture and equipment                                                        5,586,159           4,840,529
  Construction in progress                                                                    354,551             676,836
                                                                                         ------------        ------------

         Total property, plant and equipment                                               11,606,793           9,540,738
  Accumulated depreciation                                                                 (4,390,796)         (3,801,514)
                                                                                         ------------        ------------

         Net property, plant and equipment                                                  7,215,997           5,739,224
                                                                                         ------------        ------------

OTHER ASSETS:
  Restricted investments                                                                    2,081,651           4,675,725
  Property under capital leases, net                                                            9,944              28,368
  Acquired patents, net of accumulated amortization of $636,454 and
       $381,873 at June 30, 2000 and 1999, respectively                                     3,355,953           3,610,536
                                                                                         ------------        ------------

      Total other assets                                                                    5,447,548           8,314,629
                                                                                         ------------        ------------

TOTAL                                                                                    $ 51,183,615        $ 28,215,266
                                                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                       $  1,290,101        $  1,446,800
  Accrued expenses                                                                            460,551             863,458
  Current portion of debt, obligation under patent acquisition agreement
        and capital lease obligations                                                          10,374             600,398
  Deferred revenue - royalties and other                                                       16,300             390,846
                                                                                         ------------        ------------

         Total current liabilities                                                          1,777,326           3,301,502
                                                                                         ------------        ------------

DEBT and OBLIGATION UNDER CAPITAL
    LEASES, long-term portion                                                                   1,933           6,012,863
                                                                                         ------------        ------------

         Total liabilities                                                                  1,779,259           9,314,365
                                                                                         ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at June 30, 2000 and 1999
  Common stock, $.001 par value, 25,000,000 shares authorized, 10,455,499 and
       7,470,710 shares issued and outstanding at June 30, 2000 and 1999,  respectively        10,455               7,470
  Capital in excess of par value                                                           63,690,042          37,697,452
  Accumulated deficit                                                                     (13,813,455)        (18,562,619)
  Accumulated other comprehensive income                                                     (482,686)           (241,402)
                                                                                         ------------        ------------

      Total stockholders' equity                                                           49,404,356          18,900,901
                                                                                         ------------        ------------

TOTAL                                                                                    $ 51,183,615        $ 28,215,266
                                                                                         ============        ============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                            YEAR ENDED JUNE 30,
                                                            ------------------------------------------------
                                                                 2000              1999              1998
REVENUES:
  Net sales                                                 $ 13,143,813      $  7,168,103      $  4,668,913
  Research and development                                        59,857         1,894,350         3,641,492
  Royalty income                                               6,611,685         7,182,969         3,008,327
                                                            ------------      ------------      ------------

           Total revenues                                     19,815,355        16,245,422        11,318,732
                                                            ------------      ------------      ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                        7,614,068         5,135,311         4,083,543
  Research and development                                     5,340,021         5,667,668         5,524,501
  Selling, general and administrative                          2,634,358         2,584,766         1,762,011
                                                            ------------      ------------      ------------
           Total operating costs and expenses                 15,588,447        13,387,745        11,370,055
                                                            ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                  4,226,908         2,857,677           (51,323)
                                                            ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest income                                                952,772           649,435           539,577
  Interest expense                                              (429,949)         (331,969)         (149,977)
  Other                                                             (567)            3,615             4,405
                                                            ------------      ------------      ------------

           Total other income - net                              522,256           321,081           394,005
                                                            ------------      ------------      ------------
NET INCOME                                                  $  4,749,164      $  3,178,758      $    342,682
                                                            ============      ============      ============

BASIC EARNINGS PER SHARE                                    $       0.61      $       0.43      $       0.05
                                                            ============      ============      ============
DILUTED EARNINGS PER SHARE                                  $       0.60      $       0.43      $       0.05
                                                            ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     7,766,184         7,462,723         7,551,596
                                                            ============      ============      ============
DILUTED WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                         7,975,439         7,476,939         7,551,596
                                                            ============      ============      ============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                      CAPITAL
                                                             COMMON STOCK            IN EXCESS
                                                       -----------------------        OF PAR         ACCUMULATED
                                                          SHARES       AMOUNT          VALUE           DEFICIT
BALANCE, JUNE 30, 1997                                  7,198,251      $ 7,198      $34,203,807      $(22,084,059)
  Exercise of stock options                                61,021           61          556,174
  Shares issued under Patent Acquisition Agreement        200,000          200        2,837,400
  Net income                                                                                              342,682
                                                       ----------      -------      -----------      ------------
BALANCE, JUNE 30, 1998                                  7,459,272        7,459       37,597,381       (21,741,377)
                                                       ----------      -------      -----------      ------------
  Exercise of stock options                                11,438           11          100,071
  Net income                                                                                            3,178,758
  Comprehensive loss

  Comprehensive income
                                                       ----------      -------      -----------      ------------
BALANCE, JUNE 30, 1999                                  7,470,710        7,470       37,697,452       (18,562,619)
                                                       ----------      -------      -----------      ------------
  Shares issued upon Secondary Offering                 2,959,000        2,959       25,745,766
  Exercise of stock options                                25,789           26          246,824
  Net income                                                                                            4,749,164
  Comprehensive loss

  Comprehensive income
                                                       ----------      -------      -----------      ------------
BALANCE, JUNE 30, 2000                                 10,455,499      $10,455      $63,690,042      $(13,813,455)
                                                       ==========      =======      ===========      ============


                                                       ACCUMULATED
                                                          OTHER        COMPREHENSIVE
                                                      COMPREHENSIVE      INCOME /
                                                          LOSS            (LOSS)           TOTAL

BALANCE, JUNE 30, 1997                                                                  $12,126,946
  Exercise of stock options                                                                 556,235
  Shares issued under Patent Acquisition Agreement                                        2,837,600
  Net income                                                            $  342,682          342,682
                                                                        ==========      -----------
BALANCE, JUNE 30, 1998                                                                   15,863,463
                                                                                        -----------
  Exercise of stock options                                                                 100,082
  Net income                                                            $3,178,758        3,178,758
  Comprehensive loss                                      $(241,402)      (241,402)        (241,402)
                                                                        ----------
  Comprehensive income                                                  $2,937,356
                                                          ---------     ==========      -----------
BALANCE, JUNE 30, 1999                                     (241,402)                     18,900,901
                                                          ---------                     -----------
  Shares issued upon Secondary Offering                                                  25,748,725
  Exercise of stock options                                                                 246,850
  Net income                                                            $4,749,164        4,749,164
  Comprehensive loss                                       (241,284)      (241,284)        (241,284)
                                                                        ----------
  Comprehensive income                                                  $4,507,880
                                                          ---------     ==========      -----------
BALANCE, JUNE 30, 2000                                    $(482,686)                    $49,404,356
                                                          =========                     ===========


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                      YEAR ENDED JUNE 30,
                                                                      --------------------------------------------------
                                                                           2000               1999               1998
OPERATING ACTIVITIES:
  Net income                                                          $  4,749,164       $  3,178,758       $    342,682
  Adjustments to reconcile net income (loss) to net cash
       provided by operating activities -
       Depreciation and amortization                                       862,289          1,253,844          1,043,890
  Changes in assets and liabilities which (used) provided cash:
       Accounts receivable                                              (2,001,567)        (1,182,741)          (557,390)
       Prepaid expenses and other current assets                          (151,560)          (119,937)            95,063
       Inventory                                                          (153,420)           278,628           (291,404)
       Accounts payable and accrued expenses                              (559,606)         1,119,080            345,017
       Deferred revenue                                                   (374,546)        (1,641,854)          (972,300)
                                                                      ------------       ------------       ------------

        Net cash provided by operating activities                        2,370,754          2,885,778              5,558
                                                                      ------------       ------------       ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                            (2,066,055)        (1,743,691)        (1,823,311)
  Patent acquisition costs capitalized                                                                           (69,539)
  Sale of investments                                                      635,025          4,491,096         10,709,918
  Purchase of investments                                                                  (6,886,937)       (10,090,613)
                                                                      ------------       ------------       ------------

        Net cash used in investing activities                           (1,431,030)        (4,139,532)        (1,273,545)
                                                                      ------------       ------------       ------------

FINANCING ACTIVITIES:
  Principal payments under capital leases                                  (22,501)           (37,814)           (42,702)
  Proceeds from Term Loan and Financing Agreement                                           5,000,000          1,500,000
  Repayments of long-term debt and Patent Acquisition Obligation        (6,578,453)        (1,300,776)          (206,042)
  Purchase of restricted investments                                      (132,265)        (4,075,000)
  Sale of restricted investments                                         2,726,339          1,348,661
  Proceeds from Secondary Offering                                      25,748,725
  Proceeds from exercise of stock options                                  246,850            100,082            556,235
                                                                      ------------       ------------       ------------

        Net cash provided by financing activities                       21,988,695          1,035,153          1,807,491
                                                                      ------------       ------------       ------------

 INCREASE (DECREASE) IN CASH                                            22,928,419           (218,601)           539,504

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             1,189,083          1,407,684            868,180
                                                                      ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 24,117,502       $  1,189,083       $  1,407,684
                                                                      ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                              $    465,082       $    310,762       $    139,411
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

KENSEY NASH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Kensey Nash Corporation (the "Company") has developed, or assisted in developing, and is manufacturing absorbable biomaterials products for leading companies in the orthopedic, cardiology, drug/biologics delivery and wound care markets for incorporation into their products. The Company also independently or on behalf of its customers designs and develops various new absorbable biomaterials products for all of these markets.

The Company also is a leader in the development and manufacturing of cardiovascular medical technology devices for arterial revascularization and arterial puncture closure. The Company is developing the Aegis Vortex(TM), a device designed to remove occlusive material from saphenous vein grafts implanted during coronary bypass surgeries. A pilot clinical trial for the Aegis Vortex has been completed and the Company intends to commercialize the device. Additionally, the Company is the original designer, developer and manufacturer of the Angio-Seal(TM), a leading product in arterial puncture closure, which is manufactured, marketed and sold by St. Jude Medical, Inc. This device is designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. The Company was incorporated in Delaware on August 6, 1984.


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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximated fair value as of June 30, 2000 and 1999. The fair value of short-term investments is based on quoted market prices.

INVESTMENTS - Investments at June 30, 2000 consist of short-term Certificates of Deposit and Government Bonds. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its entire investment portfolio as available-for-sale securities, except for those pledged as collateral or restricted as to use which are included as restricted investments (see Note 9). The Company's entire investment portfolio is reported at fair value with unrealized gains and losses included in stockholders' equity (see "Comprehensive Income"). Realized gains and losses are included in interest income.

COMPREHENSIVE INCOME - Effective July 1, 1998 the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. Accumulated other comprehensive loss, shown in the consolidated statements of shareholders' equity at June 30, 2000, 1999 and 1998, is solely comprised of unrealized losses on the Company's available-for-sale securities. There was no unrealized gain or loss in the year ended June 30, 1998. The tax effect for 2000 and 1999 other comprehensive income was not significant.

INVENTORY - Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:


                                                          JUNE 30,
                                                   ----------------------
                                                      2000         1999

          Raw materials                            $ 823,570    $ 666,271
          Work in process                             78,548       82,427
                                                   ---------    ---------

          Total                                    $ 902,118    $ 748,698
                                                   =========    =========



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

ACCOUNTS RECEIVABLE ALLOWANCE - The Company had trade receivable allowances of $0 and $19,000 at June 30, 2000 and 1999. The Company established trade receivable allowances of $0 and $59,376, wrote off amounts totaling $239 and $40,376 in the years ended June 30, 2000 and 1999, respectively. These amounts are included in selling, general and administrative expense for the years ended June 30, 2000 and 1999.

PATENTS - The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company's inability to measure the recoverability of these costs when incurred. The cost of acquired patents is being amortized over the remaining period of economic benefit, ranging from 13 to 14 years at June 30, 2000.

REVENUE RECOGNITION - Sales revenue is recognized when the related product is shipped. Revenue under research and development contracts is recognized as the related costs are incurred.

INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (see Note 8).

EARNINGS PER SHARE - Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share which requires the Company to report both basic and diluted earnings per share ("EPS"). Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive (see Note 14).

STOCK-BASED COMPENSATION - Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options at the fair market value at the date of grant (see Note 13).

SECONDARY OFFERING - On May 23, 2000 the Company sold 2,700,000 shares of common stock in a secondary public offering (the "Secondary Offering"). On June 22, 2000 the underwriters elected to exercise their over-allotment option for an additional 259,000 shares. The net proceeds from the Secondary Offering (approximately $25.7 million) have been and will continue to be used primarily for research and development of the Aegis Vortex, including clinical trials; repayment of certain indebtedness (see Note 6); and general corporate purposes, including capital expenditures and potential strategic acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, depending on the Company's rights or obligations under the applicable derivative contract, and to measure those instruments at fair value. Adoption of the new method of accounting for derivatives and hedging activities, which is required as of July 1, 2000, is not expected to have a material impact on the Company's financial position or operations.

PRESENTATION - Certain items in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the presentation in the 2000 consolidated financial statements.

2.    STRATEGIC ALLIANCE AGREEMENTS

The Company has a strategic alliance with St. Jude Medical, Inc. ("St. Jude") which incorporates United States and foreign license agreements (together, the "License Agreements"). The Company also had a research and development agreement and a collagen supply agreement (collectively, these three agreements are the "Strategic Alliance Agreements") which have expired (see Research and Development and the Collagen Supply Agreement, below). The Strategic Alliance Agreements were formerly with The Kendall Company ("Kendall"), a subsidiary of Tyco International, Ltd. ("Tyco"). In November 1998, Kendall announced the sale of the Angio-Seal License Agreements to St. Jude. Under the terms of the sale, the Company's Strategic Alliance Agreements with Kendall were transferred to St. Jude. The Company's current or previous alliance partner will be referred to as the Strategic Alliance Partner throughout.

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

The Company received a $3.0 million advance on future royalties, which, as stipulated in the License Agreements, was to be reduced in each royalty year (the period beginning on October 1st and ending on September 30th) by 50% of royalties earned in excess of the Minimum Royalty in that year. The remainder of royalties earned was received as cash proceeds by the Company. At June 30, 1999, the Company had exceeded the first, second and third royalty year (periods ended September 30, 1997, 1998 and 1999) Minimum Royalties by $5,233,809, cumulatively. The deferred revenue balance had been reduced by 50% of such total excess, to $388,096. This amount was reduced to $0 during the year ended June 30, 2000.

During 1999, the Company received additional royalty payments (the "Supplemental Royalty") from the previous owner of the Angio-Seal License Agreements, TYCO, in the amount of $1.5 million. The Supplemental Royalty was to compensate the Company for lost Angio-Seal sales and expenses incurred during the ongoing transition of corporate ownership of the Angio-Seal License Agreements to St. Jude. The payments were made in two equal installments on March 29, 1999 and April 5, 1999. As such, the Company recorded the $1.5 million as royalty income for the year ended June 30, 1999.

THE RESEARCH AND DEVELOPMENT AGREEMENT - The Company and its Strategic Alliance Partner had an agreement whereby such partner funded certain ongoing research and development costs incurred by the Company. The Company contributed one-third of such research and development costs while the Strategic

Alliance Partner contributed the remaining two-thirds. This agreement has expired and St. Jude will be performing any remaining development work on the Angio-Seal product line, although the Company still performs contract research and development for St. Jude upon request.

THE COLLAGEN SUPPLY AGREEMENT - Pursuant to an agreement with St. Jude, the Company manufactured collagen to be used in the Angio-Seal. The agreement contained a minimum purchase requirement from the Company, the price of which fluctuated based on size and cumulative quantities sold, for five years ended May 31, 2000. Although the agreement has expired, the Company continues to supply St. Jude with the collagen requirements for the Angio-Seal.

3.   LEASES

At June 30, 2000, future minimum annual rental commitments under non-cancelable lease obligations are as follows:


                                                             CAPITAL LEASES       OPERATING LEASES
                                                             --------------       ----------------
   YEAR ENDING JUNE 30:
   2001                                                          $11,055             $   387,446
   2002                                                            1,947                 394,328
   2003                                                                                  413,481
   2004                                                                                  437,077
   2005                                                                                  460,673
                                                                 -------             -----------
   Total minimum lease payments                                   13,002             $ 2,093,005
                                                                                     ===========

   Amount representing interest (at rates ranging
     from 7.25% to 10.25%)                                          (695)
                                                                 -------

   Present value of net minimum lease payments                    12,307
   Current portion                                               (10,374)
                                                                 -------
   Long-term portion                                             $ 1,933
                                                                 =======



Rent expense for operating leases consists solely of rent for the Company's facility in Exton, Pennsylvania. Rent expense for the fiscal years ended June 30, 2000, 1999 and 1998 was approximately $366,000 $360,000 and $326,000, respectively.

The carrying value of equipment under capital leases was $9,944 and $28,368 at June 30, 2000 and 1999, respectively.

Such assets are amortized over periods ranging from three to five years, which represent the lesser of the term of the lease or useful life of the asset.

4.   OFFICER LOANS

The Company has loans to a current officer of the Company totaling $900,000 which are collateralized by the officer's stock. Interest on the loans ranges from 7% to 9.5% and was based on the prime rate of interest at the time the advances were made. Total interest income earned by the Company on these loans was $39,575, $9,174 and $4,750 for the years ended June 30, 2000, 1999 and 1998, respectively. Interest and principal on the loans are due at the earlier of the sale of a portion of the officer's stock or June 26, 2001.

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

Under the terms of the Patent Acquisition Agreement, the Company issued 200,000 shares of common stock and made cash payments totaling $1.2 million for the transfer of ownership of the patents. The cash portion was payable in eight quarterly installments (four $125,000 payments followed by four $175,000 payments), beginning on March 31, 1998. Accordingly, the present value of the cash payments (discounted based upon the Company's available borrowing rate at the time of the transaction of 8.5%) was recorded as a liability on the Company's financial statements. The final quarterly payment was made on December 31, 1999 reducing the balance to $0 at June 30, 2000 (see Note 6). The acquired patents are valued at the share price on the date of the Patent Acquisition Agreement plus the present value of the cash payments and the legal and related costs incurred to acquire the patents.

6.   DEBT

FINANCING AGREEMENT - In January 1999, the Company entered into a $5.0 million financing agreement with a bank (the "Financing Agreement"). Under the terms of the Financing Agreement, the bank purchased the Company's $5.0 million tax-exempt bond issue (the "Bond Issue"), which was provided through the local development authority. The Financing Agreement bore interest at the five year Treasury rate plus 1%, adjusted quarterly (6.25% at June 30, 1999) and calls for twenty-four interest only payments followed by sixty monthly installments of principal and interest. The Financing Agreement was collaterilized by the assets of the Company. The Financing Agreement was repaid on June 1, 2000 with the proceeds of the Secondary Offering.

The Company used $925,000 of the proceeds of the Bond Issue to pay down the balance under its existing revolving credit and term loan agreement (the "Term Loan"). The remaining proceeds of the Bond Issue were placed into a certificate of deposit (the "CD") from which withdrawals were restricted for capital expenditure purposes only. The balance of the CD at June 30, 1999 was $2,726,339 and was included in restricted investments due to the capital expenditure restriction placed on its use. During the year ended June 30, 2000, the Company had withdrawn the remainder of the proceeds for capital expansion, reducing the balance of the CD to $0.

TERM LOAN - In January 1999, the Company paid down its existing $2.0 million revolving credit and term loan agreement with the proceeds of the Financing Agreement. The remaining $1,075,000 Term Loan bore interest at a fixed rate of 8.0% and called for interest only payments until February 1, 2000 at which time it converted to a term loan due in 60 monthly installments of principal and interest. The Term Loan was repaid on June 1, 2000 with the proceeds of the Secondary Offering.

Amounts outstanding under the Company's Term Loan, Financing Agreement and Patent Acquisition Agreement (see Note 5) are shown in the following table.


                                                                  2000                 1999

          Term Loan                                           $                   $ 1,075,000
          Financing Agreement                                                       5,000,000
          Patent Acquisition Agreement                                                503,453
                                                              -----------         -----------
          Total                                                        --           6,578,453
          Current portion                                                            (577,900)
                                                              -----------         -----------
          Long-term                                           $        --         $ 6,000,553
                                                              ===========         ===========



7.    RETIREMENT PLAN

The Company has a 401(k) Salary Reduction Plan and Trust (the "401(k) Plan") in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. Company contributions are discretionary. Effective October 1, 1999, the Company implemented a 25% matching contribution, on up to 6% of an employee's total compensation, on all employee contributions.

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

For 2000 the Company has not provided for current income taxes due to the utilization of NOLs for tax purposes. The differences between the Company's income tax expense (benefit) and the income tax expense (benefit) computed using the US federal income tax rate were as follows:


                                                                                           JUNE 30,
                                                                        ---------------------------------------------
                                                                           2000              1999              1998
           Net income before income taxes                               $ 4,749,164      $ 3,178,758      $   342,682
                                                                        -----------      -----------      -----------
           Tax provision at U.S. statutory rate                           1,612,590        1,080,729          123,121
           State income tax provision, net of federal benefit                                                  17,066
           Reconciliation to actual tax rate:
                Non-deductible meals and entertainment                       10,892           13,062           13,328
                Timing differences                                                                            (80,880)
                Utilization of net operating loss carryforwards          (1,623,482)      (1,093,791)         (72,635)
                                                                        -----------      -----------      -----------
                                                                        $                $                $
                                                                        ===========      ===========      ===========


Significant components of the Company's deferred taxes are as follows:


                                                                            June 30,
                                                                --------------------------------
                                                                     2000               1999
    Accrual for:
        Vacation                                                 $   102,536         $    92,536
      Basis difference -  patents                                    189,419             316,965
      Basis difference -  fixed assets                              (184,209)            167,730
      Prepaid insurance                                              (65,196)            (76,345)
      Inventory                                                      205,945             193,145
      Other                                                          (14,028)             22,486
                                                                 -----------         -----------

                                                                     234,467             716,517
      Effective tax rate                                               40.59%              40.59%
                                                                 -----------         -----------

      Deferred tax asset                                              95,170             290,834
      NOL carryforwards (expiring between 2001 and 2012)           4,646,537           5,417,799
                                                                 -----------         -----------

                                                                   4,741,707           5,708,633
      Less valuation allowance                                    (4,741,707)         (5,708,633)
                                                                 -----------         -----------
                                                                 $         0         $         0
                                                                 -----------         -----------


Substantially all of the Company's deferred tax asset is offset by a valuation allowance due to the uncertainty surrounding future earnings. At June 30, 2000, the Company had NOL carryforwards for federal and state tax purposes totaling $11.3and $10.0 million, respectively. A portion of the NOL may be subject to various statutory limitations as to its usage.

9.    COMMITMENTS AND CONTINGENCIES

The Company has pledged $2,081,651 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred as the result of the receipt of Common Stock at the Company's Initial Public Offering in December 1995. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $2,010,676 at June 30, 2000.

10.   CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments with high quality financial institutions and has established guidelines relative to diversification and maturities that maintain safety and high liquidity. With respect to trade and royalty receivables, such receivables are primarily with St. Jude (60% and 100% of trade and royalty receivables, respectively, at June 30, 2000) (see Note 2). The Company performs ongoing credit evaluations on the remainder of its customers' financial conditions but does not require collateral to support customer receivables.

11.   CERTAIN COMPENSATION AND EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its officers which provide for aggregate annual base salaries of $676,962 through June 30, 2001.

12.   PREFERRED STOCK

The Company has an authorized class of undesignated Preferred Stock consisting of 100,000 shares with a $.001 par value. The Board of Directors may authorize the issuance of Preferred Stock which ranks senior to the common stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights, which could adversely affect the voting power of the holders of Common Stock. At June 30, 2000 and 1999 no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock.

13.   STOCK OPTION PLANS

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

The Compensation Committee of the Board of Directors oversees the Committee and may grant nonqualified stock options, incentive stock options or a combination thereof to the participants. The Employee Plan provides for a total of 2.2 million shares available for option grants. Options granted will provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than fair market value on the date of grant. As of June 30, 2000, awards consist solely of stock options as summarized in the table below.

During 1995, the Company adopted the Non-employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan grants nonqualified stock options for the purchase of Common Stock to directors who are not employees. The Directors' Plan provides for a total number of 210,000 shares available for option grants.

Each non-employee director was granted an option to purchase 5,000 shares of Common Stock on the Directors' Plan's effective date. In addition, the Director's plan provides for the grant of an option to purchase 7,500 shares of Common Stock on the date of each regular annual stockholder meeting after the effective date to each participant upon such date. The participant must either be continuing as a non-employee director subsequent to the meeting or have been elected at such meeting to serve as a non-employee director. Options granted under the Directors' Plan must provide for the purchase of Common Stock at fair market value on the date of grant.

Under both plans, the options are exercisable over a maximum term of ten years from the date of grant and vest over periods of zero to four years based on the grant date.

A summary of the stock option activity under both plans for the years ended June 30, 2000, 1999 and 1998, is as follows:


                                                                   EMPLOYEE PLAN            DIRECTORS' PLAN
                                                             --------------------------  -------------------------
                                                                               WEIGHTED                  WEIGHTED
                                                                               AVERAGE                   AVERAGE
                                                                               EXERCISE                  EXERCISE
                                                                 SHARES         PRICE       SHARES        PRICE
                                                             -----------      ---------  ----------     ----------
           Balance at June 30, 1997                              752,493      $    9.64      22,500     $    12.96

           Granted                                               201,100          11.69      15,000          16.25
           Cancelled                                             (13,030)         11.84
           Exercised                                             (61,021)          9.12          --
                                                              ----------                 ----------

           Balance at June 30, 1998                              879,542          10.12      37,500          14.28

           Granted                                               816,650           8.56      15,000           8.88
           Cancelled                                             (40,924)         10.47
           Exercised                                             (11,438)          9.59          --
                                                              ----------                 ----------

           Balance at June 30, 1999                            1,643,830           9.34      52,500          12.73
                                                              ----------                 ----------

           Granted                                                14,000          14.95      75,000          13.25
           Cancelled                                             (16,936)          9.32          --
           Exercised                                             (25,789)         16.03          --
                                                              ==========                 ==========

           Balance at June 30, 2000                            1,615,105           9.39     127,500          13.04
                                                              ==========                 ==========
           Exercisable portion                                 1,023,491           9.60      37,503          13.29
                                                              ==========                 ==========
           Available for future grant                            444,889                     82,500
                                                              ==========                 ==========
           Weighted-average fair value of options
              granted during the year ended June 30,
                                1998                          $     8.24                 $    11.53
                                                              ==========                 ==========
                                1999                          $     5.78                 $     6.00
                                                              ==========                 ==========
                                2000                          $    10.25                 $     9.08
                                                              ==========                 ==========


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:


                                                          YEAR ENDED JUNE 30,
                                              ------------------------------------------
                                                 2000             1999             1998
     Dividend yield                               0%               0%               0%
     Expected volatility                      50% - 80%        50% - 81%        65% - 70%
     Risk-free interest rate                     6.13%            5.77%            5.7%
     Expected lives:
          Employee Plan                          6.94             7.61             7.75
          Directors Plan                         6.94             7.61             7.75

The following table summarizes significant option groups outstanding at June 30, 2000 and related weighted average exercise price and remaining contractual life information as follows:


                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                      ------------------------------------------------ -----------------------------------
      RANGE OF                             REMAINING      WGHTD AVG                          WGHTD AVG
      EXERCISE            NUMBER AT       CONTRACTUAL     EXERCISE         NUMBER AT          EXERCISE
       PRICES           JUNE 30, 2000        LIFE           PRICE        JUNE 30, 2000         PRICE
--------------------- ------------------ -------------- -------------- ------------------- ---------------
  $ 7.625 - $ 9.375         1,313,346         7.14         $ 8.58            782,375           $ 8.58
  $ 11.75 - $13.375           383,259         7.14          12.60            247,617            12.59
  $14.875 - $ 16.25            46,000         7.16          15.74             31,002            15.70
                         ------------                                    -----------
                            1,742,605                                      1,060,994
                         ============                                    ===========


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


                                    JUNE 30, 2000                   JUNE 30, 1999                   JUNE 30, 1998
                            ------------------------------- ------------------------------- -------------------------------
                              AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA     AS REPORTED      PRO FORMA
                            ---------------- -------------- ---------------- -------------- --------------- ---------------
   Net income (loss)          $4,749,164      $2,469,406      $3,178,758      $1,698,182       $342,682       $(664,398)
   Income (loss) per share    $     0.60      $     0.31      $     0.43      $     0.23       $   0.05       $(   0.09)



14.   EARNINGS PER SHARE

The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator.


                                                                           YEAR ENDED JUNE 30, 2000
                                                                -----------------------------------------------
                                                                                                   PER SHARE
                                                                     INCOME         SHARES          AMOUNT
                                                                -----------------------------------------------
BASIC EPS
Income available to common shareholders                             $4,749,164     7,766,184         $ 0.61
                                                                                                     ======
EFFECT OF DILUTIVE SECURITIES
Options                                                                     --       209,255
                                                                    ----------     ---------
DILUTED EPS
Income available to common shareholders
  including assumed conversions                                     $4,749,164     7,975,439         $ 0.60
                                                                    ==========     =========         ======


                                                          YEAR ENDED JUNE 30, 1999                 YEAR ENDED JUNE 30, 1998
                                               -----------------------------------------------  ----------------------------------
                                                                                PER SHARE                                PER SHARE
                                                   INCOME         SHARES         AMOUNT          INCOME        SHARES      AMOUNT
                                               -----------------------------------------------  ----------------------------------
BASIC EPS
Income available to common shareholders        $ 3,178,758        7,462,723       $ 0.43        $ 342,682     7,342,683     $ 0.05
                                                                                  ======                                    ======
EFFECT OF DILUTIVE SECURITIES
Options                                                 --           14,216                            --       208,913
                                               -----------        ---------                     ---------     ---------
DILUTED EPS
Income available to common shareholders
  including assumed conversions                $ 3,178,758        7,476,939       $ 0.43        $ 342,682     7,551,596     $ 0.05
                                               ===========        =========       ======        =========     =========     ======


15.   SEGMENT REPORTING

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

The Company's primary products include Biomaterials and Puncture Closure (the Angio-Seal). Puncture Closure products primarily represents Angio-Seal device sales to St. Jude. Under Biomaterials products, the Company designs and/or manufactures and markets various absorbable polymer and collagen products for use in numerous applications including orthopedic, cardiology, drug/biologics delivery and wound care. The Company also receives royalty revenue from the sale of Angio-Seal units by its Strategic Alliance Partner and research and development revenue reimbursed for certain research and development expenses. Net sales by product line and a reconciliation to total revenue is as follows:


                                                  REVENUE FOR THE YEAR ENDED JUNE 30,
                                              --------------------------------------------
                                                  2000             1999            1998
Puncture Closure                              $ 5,486,977     $ 1,127,641     $ 1,248,293
Biomaterials                                    7,656,836       6,040,462       3,420,620
                                              -----------     -----------     -----------
  Net Sales                                    13,143,813       7,168,103       4,668,913
Research and development                           59,857       1,894,350       3,641,492
Royalty income                                  6,611,685       7,182,969       3,008,327
                                              -----------     -----------     -----------
   Total Revenue                              $19,815,355     $16,245,422     $11,318,732
                                              ===========     ===========     ===========


For the years ended June 30, 2000, 1999 and 1998, revenues from the Strategic Alliance Partner represented the following percentages of total revenues of the
Company:


                                                        PERCENTAGE OF TOTAL REVENUE
                                                        FOR THE YEAR ENDED JUNE 30,
                                                -------------------------------------------
                                                     2000            1999           1998
    Net sales                                         66%             66%            86%
    Research and development  (see Note 2)           100%            100%            96%
    Royalty Income (see Note 2)                      100%            100%           100%




The Company's revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. No one country other than the US represented more than 10% of the Company's revenues. In addition, all of the Company's long-lived assets are located in the US.


                                                          REVENUES FOR THE YEAR ENDED JUNE 30,
                                                      --------------------------------------------
                                                           2000           1999           1998
          United States                                $ 19,583,759   $ 15,911,292   $ 11,246,697
          Other foreign countries                           231,596        334,130         72,035
                                                       ------------   ------------   ------------
            Total                                      $ 19,815,355   $ 16,245,422   $ 11,318,732
                                                       ============   ============   ============




16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations of the Company for the years ended June 30, 2000 and June 30, 1999 are presented below:


                                                             YEAR ENDED JUNE 30, 2000
                                         ---------------------------------------------------------------
                                               1ST             2ND             3RD              4TH
                                             QUARTER         QUARTER         QUARTER          QUARTER
                                         --------------- --------------- ---------------  --------------
         Operating revenues                 $ 3,819,120     $ 4,542,606     $ 5,401,714      $ 6,051,915

         Operating costs and expenses       $ 3,284,295     $ 3,761,452     $ 4,157,430      $ 4,385,269

         Net income                         $   643,141     $   876,151     $ 1,312,684      $ 1,917,188

         Basic and diluted earnings
           per share                        $      0.09     $      0.12     $      0.17      $      0.22


                                                             YEAR ENDED JUNE 30, 1999
                                         ---------------------------------------------------------------
                                               1ST             2ND             3RD              4TH
                                             QUARTER         QUARTER         QUARTER          QUARTER
                                         --------------- --------------- ---------------  --------------
         Operating revenues                 $ 3,551,497     $ 3,714,312     $ 4,368,369      $ 4,611,244

         Operating costs and expenses       $ 3,249,673     $ 3,131,134     $ 3,494,695      $ 3,512,243

         Net income                         $   370,579     $   654,128     $   958,931      $ 1,195,120

         Basic and diluted
           earnings per share               $      0.05     $      0.09     $      0.13      $      0.16

Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

17.      LITIGATION

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

18.      SUBSEQUENT EVENTS


Subsequent to year end, the Company acquired the assets and assumed certain liabilities of THM Biomedical, Inc., a bioabsorbable tissue engineering device development company, for a purchase price of $11.1 million. The purchase price consists of a $6.6 million cash payment at closing and $1,125,000 annually for the subsequent four years. The annual amounts are due in quarterly payments of $281,250 beginning on December 31, 2000. The transaction will be accounted for under the purchase method. The purchase price will be allocated amongst assets acquired and liabilities assumed, $400,224 and $702,351, respectively, with the remainder being allocated to in-process research and development and goodwill.



                                      *****

14(A) 2. FINANCIAL STATEMENT SCHEDULES
         All schedules have been omitted because they are not applicable or not required.

14(A) 3. EXHIBITS
Exhibit #                  Description
---------                  -----------

1.1*                Form of Underwriting Agreement

1.2*                Form of Irrevocable Power of Attorney of Selling Stockholder

1.3*                Form of Letter of Transmittal and Custody Agreement

2.1** Asset Purchase Agreement dated September 1, 2000 by and among Kensey Nash Corporation, THM Acquisition Sub, Inc., THM Biomedical, Inc. and the stockholders of THM Biomedical, Inc.

3.1***              Amended and Restated Certificate of Incorporation of Kensey
                    Nash

3.2***              Amended and Restated Bylaws of Kensey Nash

4.1*** Specimen stock certificate representing Kensey Nash common stock

5.1*                Opinion of Katten Muchin Zavis

10.1*** Kensey Nash Corporation Second Amended and Restated Employee Incentive Compensation Plan and form of Stock Option Agreement

10.2**** Kensey Nash Corporation Third Amended and Restated Nonemployee Directors' Stock Option Plan and form of Stock Option Agreement

10.3***             Form of Directors' Indemnification Agreement

10.4* Employment Agreement dated July 1, 1998, by and between Kensey Nash and Joseph W. Kaufmann

10.5* Employment Agreement dated April 1, 1999, by and between Kensey Nash and Wendy F. DiCicco

10.6* Employment Agreement dated December 1, 1998, by and between Kensey Nash and John E. Nash, P.E.

10.7* Employment Agreement dated July 16, 1998, by and between Kensey Nash and Douglas G. Evans, P.E.

10.8*** Collagen Component Supply Agreement dated May 31, 1995, by and between Kensey Nash and Quinton Instrument Company

10.9* Employment Agreement dated April 1, 1999, by and between Kensey Nash and Julie N. Broderick

10.10*** License Agreement (United States) dated September 4, 1991, by and between Kensey Nash and American Home Products Corporation

10.11*** License Agreement (Foreign) dated September 4, 1991, by and between Kensey Nash and American Home Products Corporation

10.12* Tenant Lease dated November 19, 1996, by and between Kensey Nash and Marsh Creek Associates One and Lease Amendment dated January 3, 2000

23.1*               Consent of Deloitte & Touche LLP

23.2*               Consent of Katten Muchin Zavis (included in opinion filed as
                    Exhibit 5.1)

24.1*               Form of Power of Attorney

27.1                Financial Data Schedule

* This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-3, Registration Statement No. 333-35494.

** This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Current Report on Form 8-K filed with the SEC on September 15, 2000.

*** This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-1, Registration Statement No. 33-98722.

**** This exhibit is incorporated by reference to Exhibit A of our definitive Proxy Statement filed with the SEC on November 4, 1999.


All other schedules are omitted because they are not required, are not applicable or the information is scheduled in our financial statements or notes thereto.

14(B).   REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2000.

                             KENSEY NASH CORPORATION


                            By: /S/ WENDY F. DICICCO
                               ---------------------------
                                   Wendy F. DiCicco
                                   Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of September 2000.


         SIGNATURE                                TITLES

/s/ JOSEPH W. KAUFMANN
-------------------------------  Chief Executive Officer (Principal Executive
Joseph W. Kaufmann               Officer), President, Secretary and Director

/s/ JOHN E. NASH, P.E.           Vice President of New Technologies and Director
-------------------------------
John E. Nash, P.E.

/s/ DOUGLAS G. EVANS, P.E.       Chief Operating Officer, Assistant Secretary
-------------------------------  and Director
Douglas G. Evans, P.E.

/s/ WENDY F. DICICCO, CPA        Chief Financial Officer (Principal Accounting
-------------------------------  and Financial Officer)
Wendy F. DiCicco, CPA

/s/ KENNETH R. KENSEY, M.D.      Director
-------------------------------
Kenneth R. Kensey, M.D.

/s/ ROBERT J. BOBB               Director
-------------------------------
Robert J. Bobb

/s/ HAROLD N. CHEFITZ            Director
-------------------------------
Harold N. Chefitz

/s/ WALTER R. MAUPAY, JR.        Director
-------------------------------
Walter R. Maupay, Jr.

/s/ C. MCCOLLISTER EVARTS, M.D.  Director
-------------------------------
C. McCollister Evarts, M.D.

/s/ STEVEN J. LEE                Director
-------------------------------
Steven J. Lee