Form 10-Q
period 2000-09-30
KENSEY NASH CORP
filed 2000-11-20
CIK 1002811

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 2000

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

         As of October 31, 2000, there were outstanding 10,459,525 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX


                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                           Condensed Consolidated Balance Sheets
                             as of September 30, 2000 (Unaudited) and June 30, 2000........................      3

                           Condensed Consolidated Statements of Operations
                             for the three months ended September 30, 2000 and 1999 (Unaudited)............      4

                           Condensed Consolidated Statements of Stockholders' Equity as of
                             September 30, 2000 (Unaudited) and June 30, 2000..............................      5

                           Condensed Consolidated Statements of Cash Flows
                             for the three months ended September 30, 2000 and 1999 (Unaudited)............      6

                           Notes to Condensed Consolidated Financial Statements (Unaudited)................      7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................     10


PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................     14


SIGNATURES.................................................................................................     15


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          SEPTEMBER 30,      JUNE 30,
                                                                               2000            2000
                                                                          -------------
                                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $ 14,457,065    $ 24,117,502
  Short-term investments                                                     11,611,967       7,603,308
  Trade receivables                                                           1,585,348       2,219,739
  Royalties receivable                                                        1,999,379       1,993,260
  Officer loans                                                                 965,109         954,110
  Other receivables (including approximately $55,000 and $53,000 at
    September 30 and June 30, 2000, respectively, due from employees)           295,427         258,367
  Inventory                                                                   1,128,083         902,118
  Prepaid expenses and other                                                    465,309         471,666
                                                                           ------------    ------------
         Total current assets                                                32,507,687      38,520,070
                                                                           ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST
  Leasehold improvements                                                      5,666,083       5,666,083
  Machinery, furniture and equipment                                          6,480,921       5,586,159
  Construction in progress                                                      422,211         354,551
                                                                           ------------    ------------
         Total property, plant and equipment                                 12,569,215      11,606,793
  Accumulated depreciation                                                   (5,011,091)     (4,390,796)
                                                                           ------------    ------------
         Net property, plant and equipment                                    7,558,124       7,215,997
                                                                           ------------    ------------
OTHER ASSETS:
  Restricted investments                                                      2,081,651       2,081,651
  Property under capital leases, net                                              7,547           9,944
  Goodwill                                                                   10,974,068
  Acquired patents, net                                                       3,396,265       3,355,953
                                                                           ------------    ------------
         Total other assets                                                  16,459,531       5,447,548
                                                                           ------------    ------------
TOTAL                                                                      $ 56,525,342    $ 51,183,615
                                                                           ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                         $  1,194,441    $  1,290,101
  Accrued expenses                                                              559,747         460,551
  Current portion of debt, obligation under acquisition agreement
    and capital lease obligations                                               868,878          10,374
  Deferred revenue                                                              320,926          16,300
                                                                           ------------    ------------
         Total current liabilities                                            2,943,992       1,777,326
                                                                           ------------    ------------
DEBT, OBLIGATION UNDER ACQUISITION AGREEMENT and
  OBLIGATION UNDER CAPITAL LEASES, long-term portion                          3,026,645           1,933
                                                                           ------------    ------------
         Total liabilities                                                    5,970,637       1,779,259
                                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at September 30 and June 30, 2000
  Common stock, $.001 par value, 25,000,000 shares authorized,
    10,459,525 and 10,455,499 shares issued and outstanding at
    September 30 and June 30, 2000,  respectively                                10,459          10,455
  Capital in excess of par value                                             63,524,309      63,690,042
  Accumulated deficit                                                       (12,585,390)    (13,813,455)
  Accumulated other comprehensive loss                                         (394,673)       (482,686)
                                                                           ------------    ------------
      Total stockholders' equity                                             50,554,705      49,404,356
                                                                           ------------    ------------
TOTAL                                                                      $ 56,525,342    $ 51,183,615
                                                                           ============    ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                -----------------------------
                                                     2000            1999
REVENUES:
  Net sales                                     $  2,584,740    $  2,363,620
  Research and development                             1,842          34,398
  Royalty income                                   1,996,984       1,421,102
                                                ------------    ------------
           Total revenues                          4,583,566       3,819,120
                                                ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                            1,714,823       1,428,108
  Research and development                         1,637,050       1,324,867
  Selling, general and administrative                512,272         531,320
  Royalty expense                                      4,355
                                                ------------    ------------
           Total operating costs and expenses      3,868,500       3,284,295
                                                ------------    ------------

INCOME FROM OPERATIONS                               715,066         534,825
                                                ------------    ------------

OTHER INCOME:
  Interest income                                    538,702         222,969
  Interest expense                                   (25,703)       (114,653)
                                                ------------    ------------
           Total other income - net                  512,999         108,316
                                                ------------    ------------
NET INCOME                                      $  1,228,065    $    643,141
                                                ============    ============

BASIC and DILUTED EARNINGS PER SHARE            $       0.12    $       0.09
                                                ============    ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                   10,456,199       7,471,178
                                                ============    ============
DILUTED WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                            10,562,564       7,521,419
                                                ============    ============


See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                        CAPITAL
                                                              COMMON STOCK             IN EXCESS
                                                        --------------------------      OF PAR        ACCUMULATED
                                                          SHARES        AMOUNT           VALUE          DEFICIT
BALANCE, JUNE 30, 1997                                   7,198,251    $      7,198   $ 34,203,807   $(22,084,059)
   Exercise of stock options                                61,021              61        556,174
   Shares issued under Patent Acquisition Agreement        200,000             200      2,837,400
   Net income                                                                                            342,682
                                                         ---------    ------------   ------------   ------------
BALANCE, JUNE 30, 1998                                   7,459,272           7,459     37,597,381    (21,741,377)
                                                         ---------    ------------   ------------   ------------
   Exercise of stock options                                11,438              11        100,071
   Net income                                                                                           3,178,758
   Comprehensive loss
   Comprehensive income
                                                         ---------    ------------   ------------   ------------
BALANCE, JUNE 30, 1999                                   7,470,710           7,470     37,697,452    (18,562,619)
                                                         ---------    ------------   ------------   ------------
   Shares issued upon Secondary Offering                 2,959,000           2,959     25,745,766
   Exercise of stock options                                25,789              26        246,824
   Net income                                                                                           4,749,164
   Comprehensive loss
   Comprehensive income
                                                        ----------    ------------   ------------   ------------
BALANCE, JUNE 30, 2000                                  10,455,499          10,455     63,690,042    (13,813,455)
                                                        ----------    ------------   ------------   ------------
   Secondary Offering costs                                                              (192,877)
   Exercise of stock options                                 4,026               4         27,144
   Net income                                                                                          1,228,065
   Comprehensive income
   Comprehensive loss
                                                        ----------    ------------   ------------   ------------
BALANCE, SEPTEMBER  30, 2000                            10,459,525    $     10,459   $ 63,524,309   $(12,585,390)
                                                        ==========    ============   ============   ============

                                                             ACCUMULATED
                                                                OTHER             COMPREHENSIVE
                                                            COMPREHENSIVE            INCOME /
                                                                LOSS                  (LOSS)               TOTAL
BALANCE, JUNE 30, 1997                                                                                 $ 12,126,946
   Exercise of stock options                                                                                556,235
   Shares issued under Patent Acquisition Agreement                                                       2,837,600
   Net income                                                                      $   342,682              342,682
                                                                                   ===========         ------------
BALANCE, JUNE 30, 1998                                                                                   15,863,463
                                                                                                       ------------
   Exercise of stock options                                                                                100,082
   Net income                                                                      $ 3,178,758            3,178,758
   Comprehensive loss                                          $ (241,402)            (241,402)            (241,402)
                                                                                   -----------
   Comprehensive income                                                            $ 2,937,356
                                                               ----------          ===========         ------------
BALANCE, JUNE 30, 1999                                           (241,402)                               18,900,901
                                                               ----------                              ------------
   Shares issued upon Secondary Offering                                                                 25,748,725
   Exercise of stock options                                                                                246,850
   Net income                                                                      $ 4,749,164            4,749,164
   Comprehensive loss                                            (241,284)            (241,284)            (241,284)
                                                                                   -----------
   Comprehensive income                                                            $ 4,507,880
                                                               ----------          ===========         ------------
BALANCE, JUNE 30, 2000                                           (482,686)                               49,404,356
                                                               ----------                              ------------
   Secondary Offering costs                                                                                (192,877)
   Exercise of stock options                                                                                 27,148
   Net income                                                                     $  1,228,065            1,228,065
   Comprehensive income                                            88,013               88,013               88,013
                                                                                  ------------
   Comprehensive income                                                           $  1,316,078
                                                               ----------         ============         ------------
BALANCE, SEPTEMBER  30, 2000 (Unaudited)                       $ (394,673)                             $ 50,554,705
                                                               ==========                              ============



See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ------------------------------
                                                                     2000            1999
OPERATING ACTIVITIES:
  Net income                                                    $  1,228,065    $    643,141
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                    430,596         386,580
  Changes in assets and liabilities which used cash:
    Accounts receivable                                              601,225        (466,557)
    Prepaid expenses and other current assets                          6,357         (26,872)
    Inventory                                                       (186,835)        196,025
    Accounts payable and accrued expenses                           (141,775)       (644,865)
    Deferred revenue                                                (223,110)       (390,846)
                                                                ------------    ------------
        Net cash provided by (used in) operating activities        1,714,523        (303,394)
                                                                ------------    ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                        (527,574)     (1,130,818)
  Acquisition of THM                                              (6,758,108)
  Sale of restricted investments                                                   1,220,000
  Purchase of investments                                         (3,920,646)        (77,693)
                                                                ------------    ------------
        Net cash (used in) provided by investing activities      (11,206,328)         11,489
                                                                ------------    ------------

FINANCING ACTIVITIES:
Secondary Offering costs                                            (192,877)
  Principal payments under capital leases                             (2,903)         (8,495)
  Repayments of patent acquisition obligation                                       (332,095)
  Exercise of stock options                                           27,148           8,006
                                                                ------------    ------------
        Net cash used in by financing activities                    (168,632)       (332,584)
                                                                ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                             (9,660,437)       (624,489)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    24,117,502       1,189,083
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 14,457,065    $    564,594
                                                                ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                        $      1,598    $    107,529
                                                                ============    ============


See notes to condensed consolidated financial statements.

                             KENSEY NASH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1  -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      BASIS OF PRESENTATION

      The consolidated balance sheet at September 30, 2000, the consolidated statements of operations for the three months ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the three months ended September 30, 2000 and 1999 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended September 30, 2000 are not necessarily indicative of operating results for the full year.

      CASH AND CASH EQUIVALENTS
      Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

      EXPORT SALES
      There were no export sales from the Company's U.S. operations to unaffiliated customers in Europe in three months ended September 30, 2000. Export sales totaled $119,292 for the three months ended September 30, 1999.

      EARNINGS PER SHARE
      Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share which requires the Company to report both basic and diluted earnings per share ("EPS"). Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive.

      COMPREHENSIVE INCOME
      Accumulated other comprehensive income, shown in the consolidated statements of shareholders' equity at September 30, 2000 and June 30, 2000, 1999 and 1998, is solely comprised of unrealized gains and/or losses on the Company's available-for-sale securities. There was no unrealized gain or loss in the year ended June 30, 1998. The tax effect for 2000 and 1999 of other comprehensive income was not significant.

      RECENT PRONOUNCEMENTS
      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. it requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, depending on the Company's rights or obligations under the applicable derivative contract, and to measure those instruments at fair value. Adoption of the new method of accounting for derivatives and hedging activities, which is required as of July 1, 2000, is not expected to have a material impact on the Company's financial position or operations.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin, SAB 101, Revenue Recognition in Financial Statements, as amended, with an effective date of October 1, 2000, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. Management does not anticipate that this statement will have a material impact on our consolidated financial statements.

NOTE 2  -- INVENTORY
      Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:


                                  SEPT. 30,     JUNE 30,
                                    2000         2000
                                 ----------   ----------

               Raw materials     $  985,299   $  823,570
               Work in process      142,784       78,548
                                 ----------   ----------
               Total             $1,128,083   $  902,118
                                 ==========   ==========


NOTE 3 -- COMMITMENTS AND CONTINGENCIES
      The Company has pledged $2,081,651 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred as the result of the receipt of Common Stock at the Company's Initial Public Offering in December 1995. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $2,046,055 at September 30, 2000.

NOTE 4 -- INCOME TAXES
      As of June 30, 2000, the Company had net operating loss carryforwards for federal and state tax purposes totaling $11.3 and $10.0 million, respectively. As such, no provision has been made for income taxes for the three months ended September 30, 2000. A portion of the NOL may be subject to various statutory limitations as to its usage.

NOTE 5 -- ACQUISITION OF THM BIOMEDICAL

      On September 1, 2000 the Company acquired THM Biomedical, Inc. ("THM"), a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $215,000. The transaction was financed with $6.6 million of the Company's cash and a note payable to the shareholders of THM in the amount of $4.5 million (the "THM Obligation"). The THM Obligation is due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. The present value of this obligation, $3,856,816, has been recorded in the Company's financial statements at September 30, 2000.

      The acquisition has been accounted for under the purchase method of accounting and THM's results of operations are included in those of the Company since the date of acquisition. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The final allocation of the purchase price is contingent upon the completion of an independent valuation of the in-process research and development ("IPR&D) acquired. As such valuation has not yet been completed, the excess of the purchase price over the fair market value of assets acquired and liabilities assumed, $10,974,068 has been temporarily allocated to good-will. Once the IPR&D valuation is complete, the Company will reallocate the purchase price, with some portion likely to be allocated to the IPR&D acquired and charged to expense. Remaining goodwill will be amortized on a straight-line basis over 17 years. The following is a summary of the preliminary allocation (in thousands):

      Assets                                                  $     400
      Accrued expenses and other liabilities                       (702)
      Excess of cost over net assets acquired (goodwill)         10,974
                                                              ---------
                                                              $  10,672
                                                              =========

      The following unaudited pro-forma financial information assumes that the acquisition had occurred as of the beginning of the earliest period presented:

                                               THREE MONTHS         THREE MONTHS
                                                  ENDED                ENDED
                                                 9/30/00              9/30/99
                                               ------------         ------------
      Total revenue                           $    5,850,461      $    4,125,435
                                              ==============      ==============
      Net income                              $    2,440,886      $      737,317
                                              ==============      ==============
      Basic and diluted earnings per share    $         0.23      $         0.10
                                              ==============      ==============

      These pro forma results are based on certain assumptions and estimates. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place at the beginning of the specified periods, nor are they indicative of the results of future combined operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our financial statements and the related notes included in this report.

OVERVIEW

We were founded in 1984, our common stock became publicly traded in December 1995 and we completed a secondary offering in May 2000. We have been profitable in each of our last eleven fiscal quarters.

Revenues

Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales is comprised of absorbable biomaterials products and Angio-Seal devices manufactured by us.

         Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopedics, cardiology, drug/biologics delivery, wound care and dental. Historically, our biomaterials sales have represented primarily the absorbable collagen and polymer components of the Angio-Seal device supplied to St. Jude Medical. We have experienced significant sales growth in our biomaterials products in fiscal years 2000, 1999 and 1998 due to sales to new customers, increased sales to existing customers, new product offerings, including sales of the dental products we recently acquired, and the expansion of our marketing activities. This growth has continued in the first quarter of fiscal year ended June 30, 2001, or fiscal 2001. We believe this growth will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products.

         Angio-Seal Devices. In fiscal year 2000, we supplied our partner with 6F Angio-Seal devices to supplement their production requirements. A final shipment of 6F Angio-Seal devices was made in the quarter ended September 30, 2000. St. Jude Medical has now transitioned the manufacturing of these devices to their facility. We do not expect any revenue from the manufacture of completed Angio-Seal devices in the future.

Research and Development Revenue. Historically, research and development revenue has been derived solely from development work performed on the Angio-Seal. As anticipated, the research and development activities have transitioned to St. Jude Medical and no significant Angio-Seal research and development revenue is expected in the future. However, we do expect future research and development grant revenue under contracts acquired in conjunction with the THM Biomedical, Inc. acquisition completed during September 2000.

Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal device will continue to grow, particularly due to the recent launches of the 6F Angio-Seal in the U.S. and Europe. As a result, royalty income will continue to be a significant source of revenue. The anticipated increase in unit sales will be partially offset in our fiscal 2001 by an anticipated reduction in our royalty rate, from 12% to 9%, in accordance with our licensing agreements. We expect this rate reduction will occur during the second quarter of fiscal 2001.

Cost of Products Sold. We experienced an overall increase in gross margins during the fiscal year 2000 as our net sales increased and we were able to spread our fixed costs of manufacturing over a greater number of units. While we experienced a decline in gross margin in the first quarter of our fiscal 2001, we anticipate our gross margins will continue to improve throughout fiscal 2001 as our sales levels increase and our product mix becomes more favorable. Specifically, we will have a shift to higher margin sales of biomaterials products and a reduction in sales of lower margin Angio-Seal devices.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technology such as the Aegis Vortex, absorbable biomaterials products and technologies and other development programs. While research and development on the Angio-Seal has become an insignificant portion of our overall development costs, the progression of the Aegis Vortex into the clinical trial phase and our continued development of proprietary biomaterials products and technologies will offset this decrease. We anticipate research and development expense will continue to increase as we pursue commercialization of the Aegis Vortex as well as explore opportunities for our other technologies.

Selling, General and Administrative. Selling, general and administrative expenses include general and administrative costs as well as costs related to the marketing of our products. During the fiscal years 2001 and 2000, the costs of our patent litigation are also included within selling, general and administrative expenses. We anticipate the marketing component of selling, general and administrative expenses, which has been insignificant in past fiscal years, will increase as we evaluate opportunities for commercialization of the Aegis Vortex and expand the marketing efforts for our biomaterials business.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues. Revenues increased 20%, to $4.6 million in the three months ended September 30, 2000 from $3.8 million in the three months ended September 30, 1999. Net sales of products increased 9%, to $2.6 million from $2.4 million for the three months ended September 30, 2000 and 1999, respectively. As anticipated, sales of Angio-Seal devices decreased as we made our final shipment of 6F devices to St. Jude during the three months ended September 30, 2000. This resulted in a $127,000 decrease in Angio-Seal device sales in the three months ended September 30, 2000 from the three months ended September 30, 1999. This was offset by increased sales of biomaterials products as well as the addition of dental product sales related to the acquisition of THM Biomedical in the quarter ended September 30, 2000.

Research and Development Revenues. Research and development revenues decreased 95%, to $2,000 from $34,000, for the three months ended September 30, 2000 and 1999, respectively. St. Jude Medical has transitioned substantially all of the Angio-Seal research and development in-house. We do not expect Angio-Seal research and development revenues to be significant in the future.

Royalty Income. Royalty income increased 41% to $2.0 million from $1.4 million in the three months ended September 30, 2000 and 1999, respectively. This increase reflects greater units sold as well as an increase in average selling price for the Angio-Seal device. Royalty units increased as almost 100,000 Angio-Seal units were sold to end-users during the three months ended September 30, 2000 compared to approximately 81,000 units sold during the three months ended September 30, 1999. This unit increase was due to St. Jude Medical's increased sales and marketing efforts and sales of the new 6F device in the U.S. market. The 6F device was introduced in the international markets in April 1999 and in the U.S. in late March 2000.

Cost of Products Sold. Cost of products sold increased 20% to $1.7 million in the three months ended September 30, 2000 from $1.4 million in the three months ended September 30, 1999. This increase reflects greater net sales of products as well as unfavorable product mix as we made our last shipment of Angio-Seal devices to St. Jude. We anticipate our gross margin will continue to improve through fiscal 2001 as our sales levels increase and our product mix becomes more favorable, reflecting the shift to higher margin sales of biomaterials products and a reduction in sales of lower margin Angio-Seal devices.

Research and Development Expense. Research and development expense increased
24% to $1.6 million in the three months ended September 30, 2000 from $1.3 million in the three months ended September 30, 1999. While development of the Angio-Seal product line has transitioned to St. Jude Medical, our development efforts on the Aegis Vortex, including clinical trials, have significantly increased. We also continued to expand our development efforts on our biomaterials products. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative. Selling, general and administrative expense decreased 4% to $512,000 in the three months ended September 30, 2000 from $531,000 in the three months ended September 30, 1999. This decrease was the result of a reduction in legal expenses related to our patent infringement suit offset by an increase in our sales and marketing efforts for the Aegis Vortex and our biomaterials products.

Net Interest Income. Interest expense decreased 78% to $26,000 in the three months ended September 30, 2000 from $115,000 in the three months ended September 30, 1999. This was due to the repayment of $6.1 million of debt on June 1, 2000 with the proceeds from our secondary offering. The interest expense in the three months ended September 30, 2000 is related to the THM Biomedical acquisition obligation. Interest income increased 142% to $539,000 in the three months ended September 30, 2000 from $224,000 in the three months ended September 30, 1999 as a result of an increase in average cash and investment balances resulting from the proceeds of our secondary offering.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $1.7 million in the three months ended September 30, 2000 compared to a net cash used by our operating activities of $303,000 in the three months ended September 30, 1999. In the three months ended September 30, 2000, changes in asset and liability balances provided $56,000 of cash, offset by net income of $1.2 million and non-cash depreciation and amortization of $431,000. In the three months ended
September 30, 1999, changes in asset and liability balances resulted in a net $1.3 million use of cash, offset by net income of $643,000 and non-cash depreciation and amortization of $387,000.

Our cash, cash equivalents and short-term investments were $26.1 million at September 30, 2000. In addition, we had $2.1 million in restricted investment accounts. We have pledged $2.1 million in investments as collateral to secure bank loans made to employees to pay taxes incurred by these employees when they received common stock at the time of our initial public offering. In exchange for our pledging this collateral, the employees have pledged their common stock to us as collateral.

We have a $3.3 million capital spending plan for fiscal 2001, of which $528,000 has been expended primarily on machinery, equipment and leasehold improvements. These expenditures are related to the continued expansion of our manufacturing capabilities, principally for our biomaterials product lines.

In September 2000, we acquired the assets and assumed certain liabilities of THM Biomedical, Inc., a bioabsorbable tissue engineering device development company, for a purchase price of $11.1 million.

The purchase price consisted of a $6.6 million cash payment at closing and an annual $1,125,000 cash payment for the subsequent four years. The annual amounts are due in quarterly payments of $281,250 beginning on December 31, 2000. The present value of the payments has been recorded as a liability at September 30, 2000. The transaction was accounted for under the purchase method. The purchase price was allocated amongst assets acquired and liabilities assumed, $400,224 and $702,351, respectively, with the remainder being temporarily allocated to goodwill. A valuation of purchased IPR&D is currently being performed. Once complete, some portion of the purchase price will likely be allocated to purchased IPR&D and charged to expense with a corresponding decrease to the portion allocated to goodwill.

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

Our investment portfolio consists primarily of high quality U.S. government securities and certificates of deposit with an average maturity of one year or less. We mitigate default risk by investing in what we believe are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At September 30, 2000, our total portfolio consisted of approximately $14.6 million of investments, all of which had maturities within one year. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We have $3,857,000 in outstanding debt at September 30, 2000 related to the THM Biomedical acquisition.

         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         A.       Exhibits.

                  None

         B.       Reports on Form 8-K.

                  1. Kensey Nash Corporation filed a Form 8-K on September 15, 2000 to report the acquisition of THM Biomedical, Inc., reporting Items 2 and 7.


         C.       Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KENSEY NASH CORPORATION


Date:  November 20, 2000                By: /s/ Wendy F. DiCicco
                                           -------------------------------------
                                           Wendy F. DiCicco
                                           Chief Financial Officer