Form 10-Q
period 2000-12-31
KENSEY NASH CORP
filed 2001-02-14
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: DECEMBER 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From __________ to __________.


                         Commission File Number: 0-27120


                             KENSEY NASH CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               36-3316412
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)


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

         As of January 31, 2001, there were outstanding 10,460,242 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION

                         QUARTER ENDED DECEMBER 31, 2000


                                      INDEX


                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
                           Condensed Consolidated Balance Sheets
                             as of December 31, 2000 (Unaudited) and June 30, 2000.........................      3

                           Condensed Consolidated Statements of Operations
                             for the three and six months ended December 31, 2000
                             and 1999 (Unaudited)..........................................................      4

                           Condensed Consolidated Statements of Stockholders' Equity as of
                             December 31, 2000 (Unaudited) and June 30, 2000...............................      5

                           Condensed Consolidated Statements of Cash Flows
                             for the six months ended December 31, 2000 and 1999 (Unaudited)...............      6

                           Notes to Condensed Consolidated Financial Statements (Unaudited)................      7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................     10


PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS........................................................................     16
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................     16


SIGNATURES ................................................................................................     17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------
                                                                          DECEMBER 31,      JUNE 30,
ASSETS                                                                        2000            2000
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 14,047,476    $ 24,117,502
  Short-term investments                                                    12,136,297       7,603,308
  Trade receivables                                                          2,258,429       2,219,739
  Royalties receivable                                                       1,920,684       1,993,260
  Officer loans                                                                986,780         954,110
  Other receivables (including approximately $47,000 and $53,000 at
      December 31 and June 30, 2000, respectively, due from employees)         195,651         258,367
  Inventory                                                                  1,291,630         902,118
  Prepaid expenses and other                                                   577,252         471,666
                                                                          ------------    ------------
         Total current assets                                               33,414,199      38,520,070
                                                                          ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Leasehold improvements                                                     5,676,760       5,666,083
  Machinery, furniture and equipment                                         7,091,775       5,586,159
  Construction in progress                                                     521,169         354,551
                                                                          ------------    ------------

         Total property, plant and equipment                                13,289,704      11,606,793
  Accumulated depreciation                                                  (5,392,436)     (4,390,796)
                                                                          ------------    ------------
         Net property, plant and equipment                                   7,897,268       7,215,997
                                                                          ------------    ------------

OTHER ASSETS:
  Restricted investments                                                     2,081,651       2,081,651
  Property under capital leases, net                                             5,153           9,944
  Acquired patents, net                                                      3,331,212       3,355,953
  Goodwill, net                                                              3,315,209
                                                                          ------------    ------------
      Total other assets                                                     8,733,225       5,447,548
                                                                          ------------    ------------
TOTAL                                                                     $ 50,044,692    $ 51,183,615
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $    789,982    $  1,290,101
  Accrued expenses                                                             516,275         460,551
  Current portion of obligation under acquisition agreement
      and capital lease obligations                                            882,065          10,374
  Deferred revenue                                                             255,186          16,300
                                                                          ------------    ------------
         Total current liabilities                                           2,443,508       1,777,326
                                                                          ------------    ------------

OBLIGATION UNDER ACQUISITION AGREEMENT and
    OBLIGATION UNDER CAPITAL LEASES, long-term portion                       2,801,528           1,933
                                                                          ------------    ------------
         Total liabilities                                                   5,245,036       1,779,259
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at December 31 and June 30, 2000
  Common stock, $.001 par value, 25,000,000 shares authorized,
      10,459,725 and 10,455,499 shares issued and outstanding at
      December 31 and June 30, 2000, respectively                               10,460          10,455
  Capital in excess of par value                                            63,514,849      63,690,042
  Accumulated deficit                                                      (18,622,494)    (13,813,455)
  Accumulated other comprehensive loss                                        (103,159)       (482,686)
                                                                          ------------    ------------
      Total stockholders' equity                                            44,799,656      49,404,356
                                                                          ------------    ------------
TOTAL                                                                     $ 50,044,692    $ 51,183,615
                                                                          ============    ============


See notes to consolidated financial statements

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended                 Six Months Ended
                                                        December 31,                     December 31,
                                                ----------------------------    ----------------------------
                                                    2000            1999            2000            1999
REVENUES:
  Net sales                                     $  3,096,225    $  3,009,292    $  5,680,965    $  5,372,912
  Research and development                           115,000           8,199         116,843          42,597
  Royalty income                                   1,925,471       1,525,115       3,922,455       2,946,217
                                                ------------    ------------    ------------    ------------
       Total revenues                              5,136,696       4,542,606       9,720,263       8,361,726
                                                ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                            1,611,932       1,637,289       3,326,755       3,065,397
  Research and development                         1,578,222       1,315,038       3,215,272       2,639,905
  Selling, general and administrative                794,903         809,125       1,311,530       1,340,445
  In-process research and development charge       7,593,597                       7,593,597
                                                ------------    ------------    ------------    ------------
       Total operating costs and expenses         11,578,654       3,761,452      15,447,154       7,045,747
                                                ------------    ------------    ------------    ------------

(LOSS) INCOME FROM OPERATIONS                     (6,441,958)        781,154      (5,726,891)      1,315,979
                                                ------------    ------------    ------------    ------------

OTHER INCOME:
  Interest income                                    480,360         212,851       1,019,062         436,851
  Interest expense                                   (75,907)       (117,879)       (101,610)       (232,532)
  Other                                                  400              25             400          (1,006)
                                                ------------    ------------    ------------    ------------
       Total other income - net                      404,853          94,997         917,852         203,313
                                                ------------    ------------    ------------    ------------

NET (LOSS) INCOME                               $ (6,037,105)   $    876,151    $ (4,809,039)   $  1,519,292
                                                ============    ============    ============    ============

BASIC and DILUTED EARNINGS PER SHARE            $      (0.58)   $       0.12    $      (0.46)   $       0.20
                                                ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              10,459,568       7,464,048      10,457,993       7,472,531
                                                ============    ============    ============    ============

DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              10,459,568       7,611,669      10,457,993       7,571,119
                                                ============    ============    ============    ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
                                                                     Capital
                                          Common Stock              in Excess
                                  ----------------------------       of Par       Accumulated
                                      Shares         Amount          Value          Deficit
BALANCE, JUNE 30, 1997               7,198,251    $      7,198    $ 34,203,807    $(22,084,059)

   Exercise of stock options            61,021              61         556,174
   Shares issued under Patent
     Acquisition Agreement             200,000             200       2,837,400
   Net income                                                                          342,682
                                    ----------    ------------    ------------    ------------
BALANCE, JUNE 30, 1998               7,459,272           7,459      37,597,381     (21,741,377)
                                    ----------    ------------    ------------    ------------
   Exercise of stock options            11,438              11         100,071
   Net income                                                                        3,178,758
   Comprehensive loss
   Comprehensive income
                                    ----------    ------------    ------------    ------------
BALANCE, JUNE 30, 1999               7,470,710           7,470      37,697,452     (18,562,619)
                                    ----------    ------------    ------------    ------------
   Shares issued upon Secondary
     Offering                        2,959,000           2,959      25,745,766
   Exercise of stock options            25,789              26         246,824
   Net income                                                                        4,749,164
   Comprehensive loss
   Comprehensive income
                                    ----------    ------------    ------------    ------------
BALANCE, JUNE 30, 2000              10,455,499          10,455      63,690,042     (13,813,455)
                                    ----------    ------------    ------------    ------------
   Secondary Offering costs                                           (212,325)
   Exercise of stock options             4,226               5          37,132
   Net loss                                                                         (4,809,039)
   Comprehensive income
   Comprehensive loss
                                    ----------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2000          10,459,725    $     10,460    $ 63,514,849    $(18,622,494)
                                    ==========    ============    ============    ============


                                   Accumulated
                                      Other           Comprehensive
                                   Comprehensive         Income/
                                       Loss               (Loss)          Total
BALANCE, JUNE 30, 1997                                                 $ 12,126,946

   Exercise of stock options                                                556,235
   Shares issued under Patent
     Acquisition Agreement                                                2,837,600
   Net income                                         $    342,682          342,682
                                                      ============      -----------
BALANCE, JUNE 30, 1998                                                   15,863,463
                                                                        -----------
   Exercise of stock options                                                100,082
   Net income                                         $  3,178,758        3,178,758
   Comprehensive loss                $   (241,402)        (241,402)        (241,402)
                                                      ------------
   Comprehensive income                               $  2,937,356
                                                      ============
                                     ------------                       ------------
BALANCE, JUNE 30, 1999                   (241,402)                        18,900,901
                                     ------------                       ------------
   Shares issued upon Secondary
     Offering                                                             25,748,725
   Exercise of stock options                                                 246,850
   Net income                                         $  4,749,164         4,749,164
   Comprehensive loss                    (241,284)        (241,284)         (241,284)
                                                      ------------
   Comprehensive income                               $  4,507,880
                                     ------------     ============      ------------
BALANCE, JUNE 30, 2000                   (482,686)                        49,404,356
                                     ------------                       ------------
   Secondary Offering costs                                                 (212,325)
   Exercise of stock options                                                  37,137
   Net loss                                           $ (4,809,039)       (4,809,039)
   Comprehensive income                   379,527          379,527           379,527
                                                      ------------
   Comprehensive loss                                 $ (4,429,512)
                                     ------------     ============      ------------
BALANCE, DECEMBER 31, 2000           $   (103,159)                      $ 44,799,656
                                     ============                       ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------------------------
                                                                        Six Months Ended
                                                                           December 31,
                                                                   -----------------------------
                                                                       2000            1999
OPERATING ACTIVITIES:
  Net (loss) income                                                $ (4,809,039)   $  1,519,292
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Depreciation and amortization                                    934,783         747,868
       In-process research and development charge                     7,593,597
  Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                               84,944      (1,611,101)
       Prepaid expenses and other current assets                       (105,586)       (161,741)
       Inventory                                                       (350,382)        (85,275)
       Accounts payable and accrued expenses                           (589,706)       (755,295)
       Deferred revenue                                                (288,850)       (381,596)
                                                                   ------------    ------------
       Net cash provided by (used in) operating activities            2,469,761        (727,848)
                                                                   ------------    ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                         (1,248,063)     (1,729,165)
  Acquisition of THM Biomedical, Inc.                                (6,771,087)
  (Purchase) sale of investments                                     (4,153,462)     (2,952,793)
                                                                   ------------    ------------
       Net cash used in investing activities                        (12,172,612)     (1,223,628)
                                                                   ------------    ------------

FINANCING ACTIVITIES:
  Principal payments under capital leases                                (5,898)        (15,930)
  Repayments of long term debt                                         (186,088)       (503,453)
  Secondary offering costs                                             (212,326)
  Exercise of stock options                                              37,137          41,544
                                                                   ------------    ------------
       Net cash used in financing activities                           (367,175)       (477,839)
                                                                   ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (10,070,026)         17,941

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       24,117,502       1,189,083
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 14,047,476    $  1,207,024
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                           $    101,610    $    117,879
                                                                   ============    ============
  Cash paid for income taxes                                       $               $
                                                                   ============    ============


See notes to consolidated financial statements.

                             KENSEY NASH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1  -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      BASIS OF PRESENTATION

      The consolidated balance sheet at December 31, 2000, the consolidated statements of operations for the six months ended December 31, 2000 and 1999 and the consolidated statements of cash flows for the six months ended December 31, 2000 and 1999 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended December 31, 2000 are not necessarily indicative of operating results for the full year.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than six months.

      EXPORT SALES

      There were no export sales from the Company's U.S. operations to unaffiliated customers in Europe for the three and six months ended December 31, 2000. Export sales totaled $116,562 and $231,595 for the three and six months ended December 31, 1999, respectively.

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

      COMPREHENSIVE INCOME

      Accumulated other comprehensive loss, shown in the consolidated statements of shareholders' equity at December 31, 2000 and June 30, 2000, 1999 and 1998, is solely comprised of unrealized losses on the Company's available-for-sale securities. There was no unrealized gain or loss in the year ended June 30, 1998. The tax effect for 2000 and 1999 of other comprehensive income was not significant.

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

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin, SAB 101, Revenue Recognition in Financial Statements, as amended, with an effective date of October 1, 2000, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. This statement did not have a material impact on our consolidated financial statements.

NOTE 2  -- INVENTORY

      Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                 December 31,    June 30,
                                    2000          2000
                                 -----------    ---------

          Raw materials           $ 942,350     $ 823,570
          Work in process           342,486        78,548
          Finished Goods              6,794
                                 ----------     ---------
          Total                  $1,291,630     $ 902,118
                                 ==========     =========

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

      The Company has pledged $2,081,651 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred as the result of the receipt of Common Stock at the Company's Initial Public Offering in December 1995. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $2,046,055 at December 31, 2000.

NOTE 4 -- INCOME TAXES

      As of June 30, 2000, the Company had net operating loss carryforwards for federal and state tax purposes totaling $11.3 and $10.0 million, respectively. As such, no provision has been made for income taxes for the six months ended December 31, 2000. A portion of the NOL may be subject to various statutory limitations as to its usage.

NOTE 5 -- ACQUISITION OF THM BIOMEDICAL

      On September 1, 2000 the Company acquired THM Biomedical, Inc. ("THM"), a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $228,000. The transaction was financed with $6.6 million of the Company's cash and a note payable to the shareholders of THM in the amount of $4.5 million (the "THM Obligation"). The THM Obligation is due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. The present value of this obligation, $3,856,816, has been recorded in the Company's financial statements.

      The acquisition has been accounted for under the purchase method of accounting and THM's results of operations are included in those of the Company since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The allocation has resulted in goodwill of approximately $3.4 million, which is being amortized on a straight-line basis over 17 years. The following is a summary of the allocation (in thousands):

          Assets                                                $    400
          Accrued expenses and other liabilities                    (702)
          In-process research and development                      7,594
          Excess of cost over net assets acquired (goodwill)       3,371
                                                                --------
                                                                $ 10,663
                                                                ========

      A significant portion of the purchase price was identified as acquired in-process research and development ("IPR&D"). The valuation of IPR&D was performed in an independent appraisal using proven valuation procedures and techniques and represents the estimated fair market value based on risk-adjusted cash flows related to the IPR&D programs. The IPR&D consists of four primary research and development programs that are expected to reach completion between late 2002 and 2005. At the date of acquisition, the development of these programs had not yet reached technological feasability and the IPR&D had no alternative future uses. Accordingly, these costs were immediately expensed in the consolidated statement of operations on the acquisition date.

      The following unaudited pro-forma financial information assumes that the acquisition had occurred as of the beginning of the earliest period presented:

                                              Six Months        Six Months
                                                 Ended             Ended
                                               12/31/00          12/31/99
                                              ------------     ------------
      Total revenue                           $ 10,987,158     $  8,668,041
                                              ============     ============
      Net income (loss)                       $  3,997,379     $ (5,980,129)
                                              ============     ============
      Basic and diluted earnings (loss)
       per share                              $       0.38     $      (0.80)
                                              ============     ============



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

Net Sales. Net sales is comprised of absorbable biomaterials products and Angio-Seal(TM) devices manufactured by us.

         Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopedics, cardiology, drug/biologics delivery, wound care and dental. Historically, our biomaterials sales have represented primarily the absorbable collagen and polymer components of the Angio-Seal(TM) device supplied to St. Jude Medical, the licensee of the Angio-Seal(TM) product line. We have experienced significant sales growth in our biomaterials products in every fiscal year since 1998 due to sales to new customers, increased sales to existing customers, new product offerings, including sales of the dental products we recently acquired, and the expansion of our marketing activities. We believe this growth will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products.

         Angio-Seal(TM) Devices. In fiscal year 2000, we supplied St. Jude Medical with 6F Angio-Seal(TM) devices to supplement their production requirements. A final shipment of 6F Angio-Seal(TM) devices was made in the quarter ended September 30, 2000. St. Jude Medical has now transitioned the manufacturing of these devices to their facility. We do not expect any revenue from the manufacture of completed Angio-Seal(TM) devices in the future.

Research and Development Revenue. Historically, research and development revenue has been derived solely from development work performed on the Angio-Seal(TM) device. As anticipated, these research and development activities have transitioned to St. Jude Medical and no significant Angio-Seal(TM) research and development revenue is expected in the future. However, we do expect future research and development grant revenue under contracts acquired in conjunction with the THM Biomedical, Inc. acquisition completed during September 2000.

Royalty Income. We receive a royalty on every Angio-Seal(TM) device sold worldwide. We anticipate sales of the Angio-Seal(TM) device will continue to grow, particularly due to the recent launches of the new 6F and 8F Angio-Seal(TM) devices in the U.S. and Europe. As a result, royalty income will continue to be a significant source of revenue. The anticipated increase in unit sales has been partially offset in our fiscal year 2001 by the reduction in our royalty rate, from 12% to 9%, in accordance with our licensing agreements. This rate reduction occurred during the second quarter of fiscal year 2001 when a cumulative 1.0 million Angio-Seal(TM) devices were sold. The next contracted rate reduction will occur when 4.0 million Angio-Seal(TM) devices are sold, which we believe will not occur for several years.

Cost of Products Sold. We experienced an overall increase in gross margins during fiscal year 2000 as our net sales increased and we were able to spread our fixed costs of manufacturing over a greater number of units. We anticipate our gross margins will continue to improve throughout fiscal year 2001 as our sales levels increase and our product mix becomes more favorable. Specifically, we have had a shift to higher margin sales of biomaterials products and the elimination of sales of lower margin Angio-Seal(TM) devices during the second fiscal quarter of fiscal year 2001.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technology such as our newly renamed product, TriActiv(TM) Balloon Protected Flush Extraction System (formerly known as the Aegis Vortex System), absorbable biomaterials products and technologies as well as other development programs. While research and development on the Angio-Seal(TM) product has become an insignificant portion of our overall development costs, the progression of the TriActiv(TM) system into the clinical trial phase and our continued development of proprietary biomaterials products and technologies has offset this decrease. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv(TM) product as well as explore opportunities for our other technologies.

Selling, General and Administrative. Selling, general and administrative expenses include general and administrative costs as well as costs related to the marketing of our products. During fiscal years 2001 and 2000, the costs of our patent litigation are also included within selling, general and administrative expenses. We anticipate the marketing component of selling, general and administrative expenses, which has been insignificant in past fiscal years, will increase as we evaluate opportunities for commercialization of the TriActiv(TM) product and expand the marketing efforts for our biomaterials business.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2000 TO THREE MONTHS ENDED DECEMBER 31, 1999

Revenues. Revenues increased 13% to $5.1 million in the three months ended December 31, 2000 from $4.5 million in the three months ended December 31, 1999. Net sales of products increased 3% to $3.1 million from $3.0 million for the three months ended December 31, 2000 and 1999, respectively. As anticipated, we had no sales of Angio-Seal(TM) devices to St. Jude Medical, as we made our final shipment of 6F devices during the three months ended September 30, 2000. This resulted in a $1.0 million decrease in Angio-Seal(TM) device sales in the three months ended December 31, 2000 from the three months ended December 31, 1999. This was offset by increased sales of biomaterials products as well as the addition of dental product sales related to the first fiscal quarter acquisition of THM Biomedical.

Research and Development Revenues. Research and development revenues increased to $115,000 from $8,000 for the three months ended December 31, 2000 and 1999, respectively. Research and development revenue for the three months ended December 31, 2000 was generated under an articular cartilage development grant acquired in conjunction with the THM Biomedical acquisition. Research and development revenue for the same period a year earlier was generated by work performed on the Angio-Seal(TM) product for St. Jude Medical. As St. Jude Medical has transitioned the Angio-Seal(TM) research and development in-house, we do not expect Angio-Seal(TM) research and development revenue in the future.

Royalty Income. Royalty income increased 26% to $1.9 million from $1.5 million in the three months ended December 31, 2000 and 1999, respectively. This increase comes despite the anticipated 25% reduction in the Angio-Seal(TM) device royalty rate from 12% to 9% during the quarter and reflects greater units sold as well as an increase in average selling price for the Angio-Seal(TM) device. Royalty units increased 39% as 114,000 Angio-Seal(TM) units were sold to end-users during the three months ended December 31, 2000 compared to approximately 82,000 units sold during the three months ended December 31, 1999. This unit increase was due to St. Jude Medical's increased sales and marketing efforts and sales of both the new 6F and 8F devices in the U.S. market. The new version of the 8F device was introduced in the U.S. in September 2000.

Cost of Products Sold. Cost of products sold decreased 2% in the three months ended December 31, 2000 from the three months ended December 31, 1999. While sales increased 3% over the same period a year earlier, the decrease in cost of products sold reflects favorable product mix as sales of biomaterials products increased. We anticipate our gross margin will continue to improve through fiscal year 2001 as our sales levels increase and our product mix continues to be concentrated in high margin biomaterials products.

Research and Development Expense. Research and development expense increased to 20% to $1.6 million in the three months ended December 31, 2000 from $1.3 million in the three months ended December 31, 1999. While development of the Angio-Seal(TM) product line has transitioned to St. Jude Medical, our development efforts on the TriActiv(TM) product have significantly increased. We also continued to expand our development efforts on our biomaterials products. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative. Selling, general and administrative expense decreased 2% to $795,000 in the three months ended December 31, 2000 from $809,000 in the three months ended December 31, 1999. This decrease was the result of a reduction in legal expenses related to our patent infringement suit offset by an increase in our sales and marketing efforts for the TriActiv(TM) system and for our biomaterials products.

Net Interest Income. Interest expense decreased 36% to $76,000 in the three months ended December 31, 2000 from $118,000 in the three months ended December 31, 1999. This was due to the repayment of $6.1 million of debt on June 1, 2000 with the proceeds from our secondary offering, offset by interest expense on the $4.5 million obligation incurred in conjunction with the THM Biomedical acquisition. Interest income increased 125% to $480,000 in the three months ended December 31, 2000 from $213,000 in the three months ended December 31, 1999 due to an increase in average cash and investment balances resulting from the proceeds of our secondary offering.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2000 TO SIX MONTHS ENDED DECEMBER 31, 1999

Revenues. Revenues increased 16% to $9.7 million in the six months ended December 31, 2000 from $8.4 million in the six months ended December 31, 1999. Net sales of products increased 6% to $5.7 million from $5.4 million for the six months ended December 31, 2000 and 1999, respectively. As anticipated, sales of Angio-Seal(TM) devices decreased as we made our final shipment of 6F devices to St. Jude in July 2000. This resulted in a $1.1 million decrease in Angio-Seal(TM) device sales in the six months ended December 31, 2000 from the six months ended December 31, 1999. This decrease was offset by increased sales of biomaterials products as well as the addition of dental product sales related to the first fiscal quarter acquisition of THM Biomedical.

Research and Development Revenues. Research and development revenues increased 174% to $117,000 from $43,000 for the six months ended December 31, 2000 and 1999, respectively. Research and development revenue for the six months ended December 31, 2000 was generated under an articular cartilage development grant acquired in conjunction with the THM Biomedical acquisition. Research and development revenue for the same period a year earlier was generated by work performed on the Angio-Seal(TM) product for St. Jude Medical. As St. Jude Medical has transitioned the Angio-Seal(TM) research and development in-house, we do not expect Angio-Seal(TM) research and development revenue in the future.

Royalty Income. Royalty income increased 33% to $3.9 million from $2.9 million in the six months ended December 31, 2000 and 1999, respectively. This increase comes despite the anticipated 25% reduction in the Angio-Seal(TM) royalty rate from 12% to 9% during the second fiscal quarter and reflects greater units sold as well as an increase in average selling price for the Angio-Seal(TM) device. Royalty units increased 30% as 211,000 Angio-Seal(TM) units were sold to end-users during the six months ended December 31, 2000 compared to approximately 162,000 units sold during the six months ended December 31, 1999. This unit increase was due to St. Jude Medical's increased sales and marketing efforts and sales of both the new 6F and 8F devices in the U.S. market. The new version of the 8F device was introduced in the U.S. in September 2000.

Cost of Products Sold. Cost of products sold increased 9% to $3.3 million in the six months ended December 31, 2000 from $3.1 million in the six months ended December 31, 1999. This increase reflects greater net sales of products as well as increased manufacturing expenses. We anticipate our gross margin will improve through fiscal year 2001 as our sales levels increase and our product mix becomes more favorable, reflecting the shift to higher margin biomaterials product sales.

Research and Development Expense. Research and development expense increased 22% to $3.2 million in the six months ended December 31, 2000 from $2.6 million in the six months ended December 31, 1999. While development of the Angio-Seal(TM) product line has transitioned to St. Jude Medical, our development efforts on the TriActiv(TM) product have significantly increased. We also have continued to expand our development efforts on our biomaterials products. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative. Selling, general and administrative expense decreased 2% in the six months ended December 31, 2000 from the six months ended December 31, 1999. This decrease was the result of a reduction in legal expenses related to our patent infringement suit offset by an increase in our sales and marketing efforts for the TriActiv(TM) product and for our biomaterials products.

Net Interest Income. Interest expense decreased 56% to $102,000 in the six months ended December 31, 2000 from $233,000 in the six months ended December 31, 1999. This was due to the repayment of $6.1 million of debt on June 1, 2000 with the proceeds from our secondary offering, offset by interest expense on the $4.5 million obligation incurred in conjunction with the THM Biomedical acquisition. Interest income increased 133% to $1.0 million in the six months ended December 31, 2000 from $437,000 in the six months ended December 31, 1999 due to an increase in average cash and investment balances resulting from the proceeds of our secondary offering.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $2.5 million in the six months ended December 31, 2000 compared to net cash used by our operating activities of $728,000 in the six months ended December 31, 1999. In the six months ended December 31, 2000, changes in asset and liability balances used $1.2 million of cash. The net loss of $4.8 million was offset by the $7.6 million and $935,000 non-cash charges for the write-off of in-process research and development and depreciation and amortization, respectively. In the six months ended December 31, 1999, changes in asset and liability balances resulted in a $3.0 million use of cash, offset by net income of $1.5 million and non-cash depreciation and amortization of $748,000.

Our cash, cash equivalents and short-term investments were $26.2 million at December 31, 2000. In addition, we had $2.1 million in restricted investment accounts. We have pledged $2.1 million in investments as collateral to secure bank loans made to employees to pay taxes incurred by these employees when they received common stock at the time of our initial public offering. In exchange for our pledging this collateral, the employees have pledged their common stock to us as collateral.

We have a $3.3 million capital spending plan for fiscal year 2001, of which $1.2 million has been expended primarily on machinery, equipment and leasehold improvements. These expenditures are related to the continued expansion of our manufacturing capabilities, principally for our biomaterials product lines.

In September 2000, we acquired the assets and assumed certain liabilities of THM Biomedical, Inc., a company engaged in the development of bioabsorbable tissue engineering devices, for a purchase price of approximately $10.5 million. The purchase price consisted of a $6.6 million cash payment at closing and $1,125,000 annually for the subsequent four years. The annual amounts are due in quarterly payments of $281,250, the first of which was made on December 31, 2000. The present value of the payments, $3.8 million, was recorded as a liability at September 30, 2000. The transaction was accounted for under the purchase method. The purchase price was allocated amongst assets acquired and liabilities assumed, $400,224 and $702,351, respectively, as well as a $7.6 million allocation to in-process research and development. The remainder of the purchase price, $3.4 million, was allocated to goodwill and will be amortized over 17 years.

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv(TM) system and our biomaterials products. We believe cash generated from operations will be sufficient to meet our operating and capital requirements for the next twelve months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments as well as interest paid on our debt.

Our investment portfolio consists primarily of high quality U.S. government securities and certificates of deposit with an average maturity of one year or less. We mitigate default risk by investing in what we believe are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At December 31, 2000, our total portfolio consisted of approximately $12.1 million of investments, with maturities ranging from three months to ten years. We generally hold securities until maturity and therefore do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This document and other documents filed by the Company with the Securities and Exchange Commission (SEC) have forward-looking statements. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements might include one or more of the following:

- Projections of revenues, income earnings per share, capital expenditures, capital structure or other financial items;

- Descriptions of plans or objectives of management for future operations, products or services, including future acquisition objectives;

-  Forecasts of future economic performance; and

-  Descriptions of assumptions underlying or relating to any of the foregoing

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe", "expect", "anticipate", "intend", "plan", "estimate", or words of similar meaning, or future conditional verbs such as "will", "would", "should", "could" or "may". Such statements give the Company's expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond the Company's control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Some of these factors are described as "Risks Related to our Business" below. Factors relating to the regulation and supervision of the Company are also described or incorporated in the Company's Annual Report on Form 10-K filed with the SEC. There are other factors besides those described or incorporated in this report or in the Form 10-K that could cause actual conditions, events or results to differ from those in the forward-looking statements.

Forward-looking statements speak only as of the day they are made. The Company does not undertake to publicly update or revise forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

RISKS RELATED TO OUR BUSINESS

There are many risk factors that could adversely affect the Company's business, operating results and financial condition. These risk factors, described in detail in the Company's Annual Report on Form 10-K, include but are not limited to:

-  the success of our biomaterials products;

- our dependence on our biomaterials customers for marketing and obtaining regulatory approval for their products;

-  our ability to obtain regulatory approvals for the TriActiv(TM)system;

- subsequent to regulatory approval, the successful commercialization of the TriActiv(TM) system;

-  our reliance on revenues from the Angio-Seal(TM) product line;

- the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal(TM) product;

- our ability to obtain any additional required funding for future development and marketing of the TriActiv(TM) product as well as our biomaterials products;

- the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and or changes in customer requirements;

-  the acceptance of our products by the medical community;

-  our dependence on key vendors and key personnel;

- the use of hazardous materials which could expose us to future environmental liabilities;

- our failure to expand our management systems and controls to support anticipated growth;

- the ownership of our stockholders may be diluted by future acquisitions or strategic alliances;

- risks related to our intellectual property, including patent and proprietary rights and trademarks; and

- risks related to our industry including potential for litigation, ability to obtain reimbursement for our products and our products exposure to extensive government regulation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On January 23, 2001, the Company provided an update on its ongoing patent infringement suit against Perclose, Inc., involving Kensey Nash U.S. Patent Nos. 5,676,689 and 5,861,004. The U.S. District Court, Eastern District of Pennsylvania, has entered a Markman hearing order regarding claims interpretation in favor of Perclose. The parties are preparing a joint stipulation, pursuant to which the Court would enter a judgement of non-infringement in favor of Perclose, which will permit the parties to seek an expedited review of the Markman decision from the U.S. Court of Appeals for the Federal Circuit. The Company intends to appeal the District Court's decision.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         A.       Exhibits.

                  None

         B.       Reports on Form 8-K.

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            KENSEY NASH CORPORATION


Date:    February 14, 2001                  By: /s/ Wendy F. DiCicco
                                               ---------------------------------
                                               Wendy F. DiCicco
                                               Chief Financial Officer