Form 10-Q
period 2001-03-31
KENSEY NASH CORP
filed 2001-05-15
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: MARCH 31, 2001

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

         As of April 30, 2001, there were outstanding 10,460,342 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION

                          QUARTER ENDED MARCH 31, 2001


                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
                           Condensed Consolidated Balance Sheets
                             as of March 31, 2001 (Unaudited) and June 30, 2000............................      3

                           Condensed Consolidated Statements of Operations for
                             the three and nine months ended March 31, 2001
                             and 2000 (Unaudited)..........................................................      4

                           Condensed Consolidated Statements of Stockholders' Equity as of
                             March 31, 2001 and June 30, 2000 (Unaudited)..................................      5

                           Condensed Consolidated Statements of Cash Flows
                             for the nine months ended March 31, 2001 and 2000 (Unaudited).................      6

                           Notes to Condensed Consolidated Financial Statements (Unaudited)................      7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................     10


PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS .......................................................................     18

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................     18


SIGNATURES ................................................................................................     19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                           March 31,       June 30,
ASSETS                                                       2001            2000
CURRENT ASSETS:
  Cash and cash equivalents                              $ 11,936,601    $ 24,117,502
  Short-term investments                                   14,466,461       7,603,308
  Trade receivables                                         2,988,976       2,219,739
  Royalties receivable                                      2,052,790       1,993,260
  Officer loans                                             1,002,717         954,110
  Other receivables (including approximately $94,000
    and $53,000 at March 31, 2001 and June 30, 2000,
    respectively, due from employees)                         274,049         258,367
  Inventory                                                 1,295,281         902,118
  Prepaid expenses and other                                  690,368         471,666
                                                         ------------    ------------
         Total current assets                              34,707,243      38,520,070
                                                         ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST
  Leasehold improvements                                    5,676,760       5,666,083
  Machinery, furniture and equipment                        7,426,275       5,586,159
  Construction in progress                                    897,556         354,551
                                                         ------------    ------------

         Total property, plant and equipment               14,000,591      11,606,793
  Accumulated depreciation                                 (5,754,434)     (4,390,796)
                                                         ------------    ------------
         Net property, plant and equipment                  8,246,157       7,215,997
                                                         ------------    ------------

OTHER ASSETS:
  Restricted investments                                    2,231,251       2,081,651
  Property under capital leases, net                            2,759           9,944
  Acquired patents, net                                     3,265,456       3,355,953
  Goodwill, net                                             3,276,252
                                                         ------------    ------------
      Total other assets                                    8,775,718       5,447,548
                                                         ------------    ------------
TOTAL                                                    $ 51,729,118    $ 51,183,615
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $    810,961    $  1,290,101
  Accrued expenses                                            503,548         460,551
  Current portion of obligation under
    acquisition agreement and capital
    lease obligations                                         895,837          10,374
  Deferred revenue                                            172,615          16,300
                                                         ------------    ------------
         Total current liabilities                          2,382,961       1,777,326
                                                         ------------    ------------

OBLIGATION UNDER ACQUISITION AGREEMENT and
    OBLIGATION UNDER CAPITAL LEASES, long-term portion      2,572,258           1,933
                                                         ------------    ------------
         Total liabilities                                  4,955,219       1,779,259
                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares
    authorized, no shares issued or outstanding at
    March 31, 2001 and June 30, 2000
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 10,460,342 and 10,455,499 shares
    issued and outstanding at March 31, 2001 and
    June 30, 2000, respectively                                10,460          10,455
  Capital in excess of par value                           63,519,479      63,690,042
  Accumulated deficit                                     (16,752,242)    (13,813,455)
  Accumulated other comprehensive loss                         (3,798)       (482,686)
                                                         ------------    ------------
      Total stockholders' equity                           46,773,899      49,404,356
                                                         ------------    ------------
TOTAL                                                    $ 51,729,118    $ 51,183,615
                                                         ============    ============



See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                      Three Months Ended              Nine Months Ended
                                                          March 31,                       March 31,
                                                ----------------------------    ----------------------------
                                                   2001            2000            2001             2000
REVENUES:
  Net sales                                     $  3,889,453    $  3,702,541    $  9,570,418    $  9,075,453
  Research and development                            89,974           5,447         206,817          48,044
  Royalty income                                   2,045,582       1,693,726       5,968,037       4,639,943
                                                ------------    ------------    ------------    ------------
           Total revenues                          6,025,009       5,401,714      15,745,272      13,763,440
                                                ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                            1,911,058       2,022,742       5,237,813       5,088,140
  Research and development                         1,790,906       1,434,389       5,006,178       4,074,294
  Selling, general and administrative                833,704         700,299       2,145,234       2,040,744
  In-process research and development charge                                       7,593,597
                                                ------------    ------------    ------------    ------------
           Total operating costs and expenses      4,535,668       4,157,430      19,982,822      11,203,178
                                                ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                      1,489,341       1,244,284      (4,237,550)      2,560,262
                                                ------------    ------------    ------------    ------------

OTHER INCOME:
  Interest income                                    451,986         186,311       1,471,048         623,162
  Interest expense                                   (71,575)       (118,211)       (173,185)       (350,743)
  Other                                                  500             300             900            (706)
                                                ------------    ------------    ------------    ------------
           Total other income - net                  380,911          68,400       1,298,763         271,713
                                                ------------    ------------    ------------    ------------

NET INCOME (LOSS)                               $  1,870,252    $  1,312,684    $ (2,938,787)   $  2,831,975
                                                ============    ============    ============    ============

BASIC EARNINGS (LOSS) PER SHARE                 $       0.18    $       0.18    $      (0.28)   $       0.38
                                                ============    ============    ============    ============

DILUTED EARNINGS (LOSS) PER SHARE               $       0.18    $       0.17    $      (0.28)   $       0.37
                                                ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              10,460,140       7,487,008      10,458,698       7,475,896
                                                ============    ============    ============    ============

DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              10,556,412       7,867,490      10,458,698       7,616,374
                                                ============    ============    ============    ============



See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Capital
                                                                     Common Stock               in Excess
                                                             ----------------------------         of Par           Accumulated
                                                                Shares          Amount             Value             Deficit
BALANCE, JUNE 30, 1997                                         7,198,251         $ 7,198       $ 34,203,807      $ (22,084,059)
   Exercise of stock options                                      61,021              61            556,174
   Shares issued under Patent Acquisition Agreement              200,000             200          2,837,400
   Net income                                                                                                          342,682
                                                              ----------        --------       ------------      -------------
BALANCE, JUNE 30, 1998                                         7,459,272           7,459         37,597,381        (21,741,377)
                                                              ----------        --------       ------------      -------------
   Exercise of stock options                                      11,438              11            100,071
   Net income                                                                                                        3,178,758
   Comprehensive loss
   Comprehensive income
                                                              ----------        --------       ------------      -------------
BALANCE, JUNE 30, 1999                                         7,470,710           7,470         37,697,452        (18,562,619)
                                                              ----------        --------       ------------      -------------
   Shares issued upon Secondary Offering                       2,959,000           2,959         25,745,766
   Exercise of stock options                                      25,789              26            246,824
   Net income                                                                                                        4,749,164
   Comprehensive loss
   Comprehensive income
                                                              ----------        --------       ------------      -------------
BALANCE, JUNE 30, 2000                                        10,455,499          10,455         63,690,042        (13,813,455)
                                                              ----------        --------       ------------      -------------
   Secondary Offering costs                                                                        (212,681)
   Exercise of stock options                                       4,843               5             42,118
   Net loss                                                                                                         (2,938,787)
   Comprehensive income
   Comprehensive loss
                                                              ----------        --------       ------------      -------------
BALANCE, MARCH 31, 2001                                       10,460,342        $ 10,460       $ 63,519,479      $ (16,752,242)
                                                              ==========        ========       ============      =============



                                                               Accumulated
                                                                  Other        Comprehensive
                                                              Comprehensive       Income /
                                                                   Loss            (Loss)            Total

BALANCE, JUNE 30, 1997                                                                          $ 12,126,946
   Exercise of stock options                                                                         556,235
   Shares issued under Patent Acquisition Agreement                                                2,837,600
   Net income                                                                   $   342,682          342,682
                                                                                -----------     ------------
BALANCE, JUNE 30, 1998                                                                            15,863,463
                                                                                                ------------
   Exercise of stock options                                                                         100,082
   Net income                                                                   $ 3,178,758        3,178,758
   Comprehensive loss                                          $ (241,402)         (241,402)        (241,402)
                                                                                -----------
   Comprehensive income                                                         $ 2,937,356
                                                               ----------       -----------     ------------
BALANCE, JUNE 30, 1999                                           (241,402)                        18,900,901
                                                               ----------                       ------------
   Shares issued upon Secondary Offering                                                          25,748,725
   Exercise of stock options                                                                         246,850
   Net income                                                                   $ 4,749,164        4,749,164
   Comprehensive loss                                            (241,284)         (241,284)        (241,284)
                                                                                -----------
   Comprehensive income                                                         $ 4,507,880
                                                               ----------       -----------     ------------
BALANCE, JUNE 30, 2000                                           (482,686)                        49,404,356
                                                               ----------                       ------------
   Secondary Offering costs                                                                         (212,681)
   Exercise of stock options                                                                          42,123
   Net loss                                                                    $ (2,938,787)      (2,938,787)
   Comprehensive income                                           478,888           478,888          478,888
                                                                               ------------
   Comprehensive loss                                                          $ (2,459,899)
                                                               ----------      ------------     ------------
BALANCE, MARCH 31, 2001                                        $   (3,798)                      $ 46,773,899
                                                               ==========                       ============




See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                             Nine Months Ended
                                                                                 March 31,
                                                                        ----------------------------
                                                                           2001            2000
OPERATING ACTIVITIES:
  Net (loss) income                                                    $ (2,938,787)   $  2,831,975
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization                                      1,414,661       1,135,288
       In-process research and development charge                         7,593,597
  Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                 (872,044)     (2,017,625)
       Prepaid expenses and other current assets                           (218,702)       (290,173)
       Inventory                                                           (354,033)       (388,499)
       Accounts payable and accrued expenses                               (581,454)       (812,806)
       Deferred revenue                                                    (371,421)       (380,596)
                                                                       ------------    ------------
        Net cash provided by operating activities                         3,671,817          77,564
                                                                       ------------    ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                             (1,958,950)     (2,228,250)
  Acquisition of THM Biomedical, Inc., net of cash acquired              (6,781,861)
  Purchase of investments                                                (9,183,865)
  Sale of investments                                                     2,650,000       2,759,974
                                                                       ------------    ------------
        Net cash (used in) provided by investing activities             (15,274,676)        531,724
                                                                       ------------    ------------

FINANCING ACTIVITIES:
  Principal payments under capital leases                                    (8,544)        (19,688)
  Repayments of long term debt                                             (398,940)       (532,931)
  Secondary offering costs                                                 (212,681)
  Exercise of stock options                                                  42,123         153,246
                                                                       ------------    ------------
        Net cash used in financing activities                              (578,042)       (399,373)
                                                                       ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (12,180,901)        209,915

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           24,117,502       1,189,083
                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 11,936,601    $  1,398,998
                                                                       ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                               $    173,185    $    357,296
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

                             KENSEY NASH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1  -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      BASIS OF PRESENTATION

      The consolidated balance sheet at March 31, 2001, the consolidated statements of operations for the three months and nine months ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000 have been prepared by Kensey Nash Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, consolidated statement of stockholders' equity and cash flows at March 31, 2001 and for all periods presented have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended March 31, 2001 are not necessarily indicative of operating results for the full year.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than six months.

      EXPORT SALES

      There were no export sales from the Company's U.S. operations to unaffiliated customers in Europe for the three and nine months ended March 31, 2001. Export sales totaled $0 and $206,045 for the three and nine months ended March 31, 2000, respectively.

      REVENUE RECOGNITION

      Sales revenue is recognized when the related product is shipped. Revenue under research and development contracts is recognized as the related costs are incurred. Royalty income is generated through our license agreement with St. Jude Medical. Under which we receive a royalty (currently 9%) on every Angio-Seal unit sold. As such, royalty income is recognized when the related Angio-Seal units are sold. Payments are received from St. Jude Medical on a quarterly basis.

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

      COMPREHENSIVE INCOME

      Accumulated other comprehensive loss, shown in the consolidated statements of shareholders' equity at March 31, 2001 and June 30, 2000, 1999 and 1998, is solely comprised of unrealized gains and losses on the Company's available-for-sale securities. There was no unrealized gain or loss in the year ended June 30, 1998. The tax effect of other comprehensive income on fiscal years 2001, 2000 and 1999 was not significant.

      RECENT PRONOUNCEMENTS

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, depending on the Company's rights or obligations under the applicable derivative contract, and to measure those instruments at fair value. Adoption of the new method of accounting for derivatives and hedging activities, which was required as of July 1, 2000, did not have an impact on the Company's financial position or operations.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin, SAB 101, Revenue Recognition in Financial Statements, as amended, with an effective date of October 1, 2000, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. This statement did not have a material impact on the Company's consolidated financial statements.

      Effective July 1, 2000, the Company adopted Financial Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation. FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") for certain issues. Adoption of this interpretation did not have an impact on the Company's financial position or results of operations.

NOTE 2  -- INVENTORY

      Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:


                                         March 31,        June 30,
                                           2001             2000
                                        -----------    ------------

          Raw materials                 $1,145,786      $ 823,570
          Work in process                  149,360         78,548
          Finished Goods                      135
                                       ----------       ---------
          Total                        $1,295,281       $ 902,118
                                       ==========       =========




NOTE 3 -- COMMITMENTS AND CONTINGENCIES

      The Company has pledged $2,231,251 in investments as collateral to secure certain bank loans to employees which were used by such employees for the payment of taxes incurred as the result of the receipt of Common Stock at the Company's Initial Public Offering in December 1995. In exchange for the Company pledging collateral for such loans, each affected employee has pledged their Common Stock as collateral to the Company. The balance outstanding on such employee loans was $2,240,581 at March 31, 2001.

NOTE 4 -- INCOME TAXES

      As of June 30, 2000, the Company had net operating loss carryforwards for federal and state tax purposes totaling $11.3 and $10.0 million, respectively, expiring between 2001 and 2012. As such, no provision has been made for income taxes for the nine months ended March 31, 2001. A portion of the NOL may be subject to various statutory limitations as to its usage.

NOTE 5 -- ACQUISITION OF THM BIOMEDICAL

      On September 1, 2000 the Company acquired THM Biomedical, Inc. ("THM"), a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $228,000. The transaction was financed with $6.6 million of the Company's cash and a note payable to the shareholders of THM in the amount of $4.5 million (the "THM Obligation"). The THM Obligation is due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on

      September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's available borrowing rate of 7.5%) of $3,856,816 was recorded as a liability on the Company's financial statements, with a remaining balance of $3,435,029 at March 31, 2001.

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

          Assets                                                    $ 400
          Accrued expenses and other liabilities                     (702)
          In-process research and development                       7,594
          Excess of cost over net assets acquired (goodwill)        3,381
                                                                 --------
                                                                 $ 10,673
                                                                 ========

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

      The following unaudited pro-forma financial information assumes that the acquisition had occurred as of the beginning of the earliest period presented:


                                       Nine Months      Nine Months
                                          Ended           Ended
                                       03/31/01         03/31/00
                                    --------------   --------------

Total revenue                       $   17,012,167   $   14,069,755
                                    ==============   ==============

Net income (loss)                   $    5,867,631   $   (4,667,446)
                                    ==============   ==============

Basic earnings (loss) per share     $         0.56   $        (0.62)
                                    ==============   ==============

Diluted earnings (loss) per share   $         0.56   $        (0.61)
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

Net Sales. Net sales are comprised of absorbable biomaterials products and Angio-Seal(TM)devices manufactured by us.

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

         Angio-Seal(TM) Devices. In fiscal year 2000, we supplied St. Jude Medical with 6F Angio-Seal(TM) devices to supplement their production requirements. A final shipment of 6F Angio-Seal(TM) devices was made in the quarter ended September 30, 2000. St. Jude Medical has now transitioned the manufacturing of these devices to their facility. We do not expect any revenue from the manufacture of completed Angio-Seal(TM) devices in the future. We expect future increases in our biomaterials business to offset the loss of the 6F Angio Seal business and therefore do not expect such loss to adversely impact future operations.

Research and Development Revenue. Historically, research and development revenue has been derived solely from development work performed on the Angio-Seal(TM) device. As anticipated, these research and development activities have transitioned to St. Jude Medical and no significant Angio-Seal(TM) research and development revenue is expected in the future. However, we do expect future research and development grant revenue under contracts acquired in conjunction with the THM Biomedical, Inc. acquisition which was completed during September 2000.

Royalty Income. We receive a royalty on every Angio-Seal(TM) device sold worldwide. We anticipate sales of the Angio-Seal(TM) device will continue to grow, particularly due to the launches of the new 6F and 8F Angio-Seal(TM) devices in the U.S. and Europe as well as increased sales & marketing efforts of St. Jude Medical. As a result, royalty income will continue to be a significant source of revenue. The anticipated increase in unit sales has been partially offset in our fiscal year 2001 by the reduction in our royalty rate, from 12% to 9%, in accordance with our licensing agreements. This rate reduction occurred during the second quarter of fiscal year 2001 when a cumulative 1.0 million Angio-Seal(TM) devices were sold. The next contracted rate reduction will occur when 4.0 million cumulative Angio-Seal(TM) devices are sold, which we believe will not occur for several years.

Cost of Products Sold. We experienced an overall increase in gross margins during fiscal year 2000 as our net sales increased and we were able to spread our fixed costs of manufacturing over a greater number of units. We anticipate our gross margins will continue to improve through the end of fiscal year 2001 as our sales levels increase and our product mix becomes more favorable. Specifically, we have had a shift to higher margin sales of biomaterials products and the elimination of sales of lower margin Angio-Seal(TM) devices during the second and third fiscal quarters of fiscal year 2001.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technology such as our newly renamed product, TriActiv(TM) Balloon Protected Flush Extraction System (formerly known as the Aegis Vortex System), absorbable biomaterials products and technologies as well as other development programs. While research and development on the Angio-Seal(TM) product has become an insignificant portion of our overall development costs, the progression of the TriActiv(TM) system into the clinical trial phase and our continued development of proprietary biomaterials products and technologies has offset this decrease. Regarding the TriActiv(TM), we submitted our IDE supplement to the FDA to initiate additional trials of the device in the U.S. during our third fiscal quarter and have subsequently received conditional approval in April 2001. We anticipate research and development expense will continue to increase as we conduct clinical trials and pursue commercialization of the TriActiv(TM) product as well as explore opportunities for our other technologies.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

Revenues. Revenues increased 12% to $6.0 million in the three months ended March 31, 2001 from $5.4 million in the three months ended March 31, 2000. Net sales of products increased 5% to $3.9 million from $3.7 million for the three months ended March 31, 2001 and 2000, respectively. As anticipated, we had no sales of Angio-Seal(TM) devices to St. Jude Medical as we made our final shipment of 6F devices during the three months ended September 30, 2000. This resulted in a $1.7 million decrease in Angio-Seal(TM) device sales in the three months ended March 31, 2001 from the three months ended March 31, 2000. This was offset by a $1.9 million increase in biomaterials product sales, including dental product sales, related to the first fiscal quarter acquisition of THM Biomedical.

Research and Development Revenues. Research and development revenues increased to $90,000 from $5,000 for the three months ended March 31, 2001 and 2000, respectively. Research and development revenues for the three months ended March 31, 2001 were generated under an articular cartilage development grant acquired in conjunction with the THM Biomedical acquisition. Research and development revenues for the same period a year earlier were generated by work performed on the Angio-Seal(TM) product for St. Jude Medical. As St. Jude Medical has transitioned the Angio-Seal(TM) research and development in-house, we do not expect Angio-Seal(TM) research and development revenues in the future.

Royalty Income. Royalty income increased 21% to $2.0 million from $1.7 million in the three months ended March 31, 2001 and 2000, respectively. This increase comes despite the anticipated 25% reduction in the Angio-Seal(TM) device royalty rate from 12% to 9% during the second fiscal quarter of fiscal year 2001 and reflects a greater number of units sold as well as an increase in average selling price for the

Angio-Seal(TM) device. Royalty units increased 38% to 129,000 Angio-Seal(TM) units during the three months ended March 31, 2001 compared to approximately 93,000 units sold during the three months ended March 31, 2000. This unit increase was due to St. Jude Medical's increased sales and marketing efforts and sales of both the new 6F and 8F devices in the U.S. market. The new version of the 8F device was introduced in the U.S. in September 2000.

Cost of Products Sold. Cost of products sold decreased 6% to $1.9 million in the three months ended March 31, 2001 from $2.0 million in the three months ended March 31, 2000. While sales increased 5% over the same period a year earlier, the decrease in cost of products sold reflects favorable product mix as sales of biomaterials products increased & favorable capacity utilization. We anticipate our gross margin will continue to improve through the end of fiscal year 2001 as our sales levels increase and our product mix continues to be concentrated in high margin biomaterials products.

Research and Development Expense. Research and development expense increased 25% to $1.8 million in the three months ended March 31, 2001 from $1.4 million in the three months ended March 31, 2000. Our development expenses for the TriActiv(TM) and biomaterials product lines have increased $140,000 and $271,000, respectively, for the three months ended March 31, 2001 as we have expanded both of these development programs. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative. Selling, general and administrative expense increased 19% to $834,000 in the three months ended March 31, 2001 from $700,000 in the three months ended March 31, 2000. This increase was the result of a $63,000 increase in sales and marketing expenses for both the TriActiv(TM) system and our biomaterials products as well as a $77,000 increase in general and administrative expenses due to increased salaries expense for additional personnel and $50,000 in goodwill expense related to the THM acquisition.

Net Interest Income. Interest expense decreased 39% to $72,000 in the three months ended March 31, 2001 from $118,000 in the three months ended March 31, 2000. This was due to the repayment of $6.1 million of debt on June 1, 2000 with the proceeds from our secondary offering, offset by interest expense on the $4.5 million obligation incurred in conjunction with the THM Biomedical acquisition. Interest income increased 143% to $452,000 in the three months ended March 31, 2001 from $186,000 in the three months ended March 31, 2000 due to an increase in average cash and investment balances resulting from the proceeds of our secondary offering.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2001 TO NINE MONTHS ENDED MARCH 31,
2000

Revenues. Revenues increased 14% to $15.7 million in the nine months ended March 31, 2001 from $13.8 million in the nine months ended March 31, 2000. Net sales of products increased 5% to $9.6 million from $9.1 million for the nine months ended March 31, 2001 and 2000, respectively. As anticipated, sales of Angio-Seal(TM) devices decreased as we made our final shipment of 6F devices to St. Jude Medical in July 2000. This resulted in a $2.8 million decrease in Angio-Seal(TM) device sales in the nine months ended March 31, 2001 from the nine months ended March 31, 2000. This decrease was offset by a $3.3 million increase in biomaterials product sales, including dental product sales, related to the first fiscal quarter acquisition of THM Biomedical.

Research and Development Revenues. Research and development revenues increased 330% to $207,000 from $48,000 for the nine months ended March 31, 2001 and 2000, respectively. Research and development revenues for the nine months ended March 31, 2001 were generated under an articular cartilage development grant acquired in conjunction with the THM Biomedical acquisition. Research and development revenues for the same period a year earlier were generated by work performed on the Angio-Seal(TM) product for St. Jude Medical. As St. Jude Medical has transitioned the Angio-Seal(TM) research and development in-house, we do not expect Angio-Seal(TM) research and development revenue in the future.

Royalty Income. Royalty income increased 29% to $6.0 million from $4.6 million in the nine months ended March 31, 2001 and 2000, respectively. This increase comes despite the anticipated 25% reduction in the Angio-Seal(TM) royalty rate from 12% to 9% during the second fiscal quarter and reflects greater units sold as well as an increase in average selling price for the Angio-Seal(TM) device. Royalty units increased 33% to 340,000 Angio-Seal(TM) units during the nine months ended March 31, 2001 compared to approximately 255,000 units during the nine months ended March 31, 2000. This unit increase was due to St. Jude Medical's increased sales and marketing efforts and sales of both the new 6F and 8F devices in the U.S. market. The new version of the 8F device was introduced in the U.S. in September 2000.

Cost of Products Sold. Cost of products sold increased 3% to $5.2 million in the nine months ended March 31, 2001 from $5.1 million in the nine months ended March 31, 2000. This increase reflects greater net sales of products as well as increased manufacturing expenses. We anticipate our gross margin percentage will improve through the end of fiscal year 2001 as our sales levels increase and our product mix becomes more favorable, reflecting the shift to higher margin biomaterials product sales.

Research and Development Expense. Research and development expense increased 23% to $5.0 million in the nine months ended March 31, 2001 from $4.1 million in the nine months ended March 31, 2000. Our development efforts on the TriActiv(TM) product have increased from $1.3 million in the nine months ended March 31, 2000 to $1.6 million in the nine months ended March 31, 2001. We also have continued to expand our development efforts on our biomaterials products resulting in a $631,000 increase in development expenses over the prior year. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative. Selling, general and administrative expense increased 5% to $2.1 million in the nine months ended March 31, 2001 from $2.0 million in the nine months ended March 31, 2000. This increase was the result of a $161,000 increase in sales and marketing expenses for both the TriActiv(TM) product and for our biomaterials products as well as a $250,000 increase in general and administrative expenses due to increased salaries expense for additional personnel and $105,000 in goodwill expense related to the THM acquisition. These increases in expenses were offset by a $300,000 decrease in litigation costs associated with our patent infringement suit.

Net Interest Income. Interest expense decreased 51% to $173,000 in the nine months ended March 31, 2001 from $351,000 in the nine months ended March 31, 2000. This was due to the repayment of $6.1 million of debt on June 1, 2000 with the proceeds from our secondary offering, offset by interest expense on the $4.5 million obligation incurred in conjunction with the THM Biomedical acquisition. Interest income increased 136% to $1.5 million in the nine months ended March 31, 2001 from $623,000 in the nine months ended March 31, 2000 due to an increase in average cash and investment balances resulting from the proceeds of our secondary offering.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $3.7 million in the nine months ended March 31, 2001 compared to $78,000 in the nine months ended March 31, 2000. In the nine months ended March 31, 2001, changes in asset and liability balances used $2.4 million of cash and there was a net loss of $2.9 million. These uses of cash were offset by the $7.6 million and $1.4 million non-cash charges for the write-off of in-process research and development and depreciation and amortization, respectively. In the nine months ended March 31, 2000, changes in asset and liability balances resulted in a $3.9 million use of cash, offset by net income of $2.8 million and non-cash depreciation and amortization of $1.1 million.

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv(TM) system and our biomaterials products. As a result of these planned expenditures as well as incertainties around the launch dates of new products and their eventual market acceptance, it is more likely than not that we will not realize our deferred tax asset. As such, the Company has established a valuation allowance for its entire deferred tax asset. We believe current cash and cash equivalents and cash generated from future operations will be sufficient to meet our operating and capital requirements for the next twelve months.

Our cash, cash equivalents and short-term investments were $26.4 million at March 31, 2001. In addition, we had $2.2 million in restricted investment accounts. We have pledged $2.2 million in investments as collateral to secure bank loans made to employees to pay taxes incurred by these employees when they received common stock at the time of our initial public offering. In exchange for our pledging this collateral, the employees have pledged their common stock to us as collateral.

We have a $3.3 million capital spending plan for fiscal year 2001, of which $2.0 million has been expended primarily on machinery, equipment and leasehold improvements. These expenditures are related to the continued expansion of our manufacturing capabilities, principally for our biomaterials product lines.

ACQUISITION OF THM BIOMEDICAL, INC.

In September 2000, we acquired the assets and assumed certain liabilities of THM Biomedical, Inc., a company engaged in the development of bioabsorbable tissue engineering devices, for a purchase price of approximately $10.5 million. The purchase price consisted of a $6.6 million cash payment at closing and $1,125,000 annually for the subsequent four years. The annual amounts are due in quarterly payments of $281,250, the first of which was made on December 31, 2000. The present value of the payments, $3.8 million, was recorded as a liability at September 30, 2000. The transaction was accounted for under the purchase method. The purchase price was allocated amongst assets acquired and liabilities assumed, $400,224 and $702,351, respectively, as well as a $7.6 million allocation to in-process research and development (IPR&D). The remainder of the purchase price, $3.4 million, was allocated to goodwill and will be amortized over 17 years.

The $7.6 million IPR&D charge represents the estimated fair value of purchased in-process technology which has not yet reached technological feasibility and has no alternative future use and was comprised of the following projects:
Articular Cartilage ($5.4 million), Bone Fusion ($389,000), Other Bone Applications ($261,000), and Drug Delivery ($1.5 million). Each of the four projects utilizes the core open-cell poly lactic acid ("OPLA") technology developed by THM. OPLA technology facilitates wound healing in both bone and soft tissue and is bioabsorbable at controlled rates for specific functions and tissues. Each of the IPR&D projects utilizes these properties of the OPLA technology to address its respective market. For example, the articular cartilage project uses the OPLA technology as the foundation for an articular cartilage repair and regrowth product. The total IPR&D value was determined by estimating the stage of completion of each IPR&D project at the date of the acquisition, estimating the costs to develop each IPR&D project into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate in each project takes into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology.

The stage of completion for all projects ranged from 52% to 72% as of the acquisition date with the weighted average completion rate approximately 56%. As of that date, the estimated costs to bring the projects under development to technological feasibility and through clinical trials were approximately $7.3 million. Since the date of the acquisition, as planned, the Company has primarily devoted its development efforts on OPLA technology to the articular cartilage application and has expended $136,000 to such efforts through March 31, 2001.

The net cash flows from IPR&D projects were based on management's best estimates of revenue, cost of sales, research and development costs, general and administrative costs, and income taxes from such projects. These estimates were determined considering our historical experience and industry trends and averages. The cash flow estimates from sales of products incorporating these technologies are expected to commence between the fiscal years 2003 and 2005, depending on the project, with revenue growth rates in the 50% range in the immediate years following worldwide market launch, declining to the 5% range as each market nears maturity. These projections were based on our best estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The cash flows from revenues in each period are reduced by related expenses, capital expenditures, the cost of working capital and an assigned contribution to the core technology serving as a foundation for the research and development.

The discount rates used in discounting the net cash flows from purchased in-process technology were 80% for articular cartilage, 85% for bone fusion, 77.5% for other bone applications and 82.5% for drug delivery. These discount rates for each project were determined upon consideration of the stage of completion of the project, the assumptions, nature and timing of the remaining efforts for completion and risks and uncertainties of the project.

Substantial further research and development, pre-clinical testing and clinical trials will be required to determine the technical feasibility and commercial viability of the products under development. There can be no assurance such efforts will be successful. If these projects are not successfully developed, our revenue and profitability may be adversely affected in future periods. We are continuously monitoring our development projects and believe that the assumptions used in the valuation of purchased in-process technology reasonably estimate the future benefits attributable to such purchased in-process technology. No assurance can be given that actual results will not deviate from those assumptions in future periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments as well as interest paid on our debt.

Our investment portfolio consists primarily of high quality U.S. government securities and certificates of deposit with an average maturity of one year or less. We mitigate default risk by investing in what we believe are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At March 31, 2001, our total portfolio consisted of approximately $24.5 million of investments, with maturities ranging from three months to ten years. We generally hold securities until maturity and therefore do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

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

RISKS RELATED TO OUR BUSINESS

There are many risk factors that could adversely affect the Company's business, operating results and financial condition. These risk factors, described in detail in the Company's Annual Report on Form 10-K, include but are not limited to:

-  the success of our biomaterials products;
- our dependence on our biomaterials customers for marketing and obtaining regulatory approval for their products;
-  our ability to obtain regulatory approvals for the TriActiv(TM) system;
- subsequent to regulatory approval, the successful commercialization of the TriActiv(TM) system;
-  our reliance on revenues from the Angio-Seal(TM) product line;
- the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal(TM) product;
- our ability to obtain any additional required funding for future development and marketing of the TriActiv(TM) product as well as our biomaterials products;
- the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and or changes in customer requirements;
-  the acceptance of our products by the medical community;
-  our dependence on key vendors and key personnel;
- the use of hazardous materials which could expose us to future environmental liabilities; o our failure to expand our management systems and controls to support anticipated growth;
- the ownership of our stockholders may be diluted by future acquisitions or strategic alliances;
- risks related to our intellectual property, including patent and proprietary rights and trademarks; and
- risks related to our industry including potential for litigation, ability to obtain reimbursement for our products and our products exposure to extensive government regulation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         In relation to its ongoing patent infringement suit against Perclose, Inc., involving Kensey Nash U.S. Patent Nos. 5,676,689 and 5,861,004. The U.S. District Court, Eastern District of Pennsylvania, has entered a Markman hearing order regarding claims interpretation, in favor of the defendant Perclose. The Judge received notice that the parties were preparing a joint stipulation, requesting the court to enter a judgement of non-infringement in favor of Perclose, in order to expedite the review of the Markman order, by the U.S. Court of Appeals for the Federal Circuit. Upon receiving this notice, the Judge requested an additional hearing.

         This hearing was held on April 6, 2001, and the Judge requested briefs on the issues presented. As requested by the Court, Kensey Nash's attorney filed its brief on April 30, 2001; Perclose's response brief is due on May 15, 2001. Kensey Nash filed a Motion for Reconsideration with it brief, on April 6, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         A.       Exhibits.

                  None

         B.       Reports on Form 8-K.

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  KENSEY NASH CORPORATION


Date:    May 15, 2001                             By: /s/  Wendy F. DiCicco
                                                     ---------------------------
                                                     Wendy F. DiCicco
                                                     Chief Financial Officer