Form 10-K
period 2001-06-30
KENSEY NASH CORP
filed 2001-09-28
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended: JUNE 30, 2001

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 21, 2001 was $138,349,281 based on the closing price per share of common stock of $17.08 as of such date reported by the NASDAQ National Market.

         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of September 21, 2001 was 10,589,035.

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the following document are incorporated by reference into this report: Definitive Proxy Statement in connection with the 2001 Annual Meeting of Stockholders

                 ----------------------------------------------

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

We have expertise in designing, developing, manufacturing and processing proprietary biomaterials products for the orthopedics, cardiology, drug/biologics delivery, dental and wound care markets. We also are a leader in cardiovascular medical technology, specifically in puncture closure devices, and are developing a product in the emerging distal protection market. We were the original designers, developers and manufacturers of the Angio-Seal(TM) Vascular Closure Device (Angio-Seal), which is designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. Additionally, we are in clinical trials with the TriActiv(TM) Balloon Protected Flush Extraction System (the TriActiv system), a device designed to provide distal protection during saphenous vein graft (SVG) treatment. We intend to leverage our proprietary knowledge and expertise to develop new products and technologies and to explore additional applications for our products.

In September 2000, we acquired THM Biomedical, Inc. (THM), a company focused on developing tissue engineering devices for the repair and replacement of musculoskeletal tissues. With this acquisition, we significantly broadened our intellectual property portfolio in bioabsorbable materials and added to our proprietary biomaterials technology platform with product applications in the articular cartilage regeneration, bone regeneration, drug and growth factor delivery and periodontal markets.

BIOMATERIALS MARKET OPPORTUNITY

Biomaterials, which are substances that treat, augment, or replace tissue, organs or body functions, are used regularly as components and elements in a wide variety of absorbable and permanent implants. Advances in materials technology and a better understanding of the biological processes involved in tissue formation and remodeling have led to the introduction of absorbable biomaterials based products to address long-standing deficiencies of traditional products and therapies. This trend has been observed in many markets, including orthopedics, cardiology, drug/biologics delivery, wound care, surgery, dentistry and urology. Generally, absorbable biomaterials based products have proven attractive solutions for a number of reasons. First, physicians like to use an implant which will not require a second surgery to remove the device. In addition, the rate of absorption of products can be carefully engineered to promote healing as the biomaterials based products work with the body's natural healing response. Finally, absorbable biomaterials offer tremendous potential for drug delivery. The ability to provide staged and sustained release of drugs and biologics is a critical attribute of the growth in the use of absorbable biomaterials based products.

The technological challenges involved in developing biomaterials products are substantial. Developing products made from absorbable biomaterials requires an understanding of the mechanical integrity, biocompatibility, and absorption rates as well as the ability to sterilize these products without jeopardizing the material properties.

OUR BIOMATERIALS TECHNOLOGY

Our expertise in biomaterials enables us to design, develop and manufacture proprietary biomaterials products. These products are characterized by their ability to be absorbed or incorporated in the body's own tissue. Our particular expertise is in the properties, usage and processing of polymers, collagen, ceramics and other absorbable materials. We believe that our diverse platforms in and extensive experience with biomaterials technology give us a competitive advantage as many participants in the market specialize in only one biomaterial or have far less experience in biomaterials. Our broad and extensive biomaterials background enables us to provide essential biomaterials building blocks across multiple biomaterials platforms to address specific product needs in a wide variety of markets.

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

                 Our recent acquisition of THM added open-cell polylactic acid
                 (OPLA), a porous polymer foam technology, and to our biomaterials technology platform in the orthopedics drug and delivery markets. This porous tissue matrix (PTM) technology facilitates wound healing in both bone and soft tissue and is bioabsorbable at controlled rates for specific functions and tissues. This technology adds a series of products, development programs and intellectual property related to porous biodegradable regeneration matrices. Specifically, we are researching applications for articular cartilage regeneration, bone growth scaffolds for spinal and trauma applications and for the delivery of drugs and growth factors.

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

                 We have completed extensive biocompatibility and viral inactivation studies on our collagen products. We have established, and currently maintain, device master files which contain the data from these studies. Unlike many of our competitors, we allow customers who incorporate our collagen products into their products to reference our device master files in their regulatory submissions, thereby eliminating the extensive and time consuming process of independently generating their own data. We believe our policy of making our device master files available to our customers provides us with a significant competitive advantage.

         - Ceramics Products. We are researching products using ceramic materials in combination with other biomaterials that have applications in bone grafting, spinal fusion, filling of bone defects and fracture repair. We have ceramic experience primarily with calcium phosphate salts such as hydroxyapatite. These materials can be designed to replicate bone structure and support new bone growth or as osteoconductive implants. Ceramics are also useful for enhancing the material properties of products, such as strength, when used in combination with other biomaterials.

OUR BIOMATERIALS STRATEGY

Our strategy is to expand our leadership position and expertise in biomaterials products and technology. The components of our strategy are presented below.

         - Develop New Proprietary Biomaterials Products. We are leveraging our technology and expertise to develop new proprietary biomaterials products. We are experts in polymers, collagen and other absorbable materials, as well as in processing these materials. In addition, we have particular expertise in the use of biomaterials in the orthopedics, cardiology, drug/biologics delivery, dental and wound care markets. We are using our expertise to develop new biomaterials products, new formulations of existing biomaterials and new biomaterials applications. In addition, we are currently seeking regulatory approval for two proprietary PTM based products with applications in the orthopedics market.

         - Expand Our Existing Biomaterials Business. We intend to aggressively expand our existing biomaterials business by increasing sales to our current customers and attracting new customers by providing proprietary, technologically superior biomaterials products. We offer a complete range of services including design, development, regulatory consulting, manufacturing and package engineering. We will continue to invest in new manufacturing technology and processes to meet our customers' requirements, support product launches and increase the demand for our biomaterials products. Additionally, we will expand our marketing efforts to broaden our customer base in the orthopedic, cardiology, drug/biologics delivery, dental and wound care markets.

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

         - Pursue Strategic Acquisitions and Alliances. We will continue to seek strategic acquisitions and alliances which add complementary technologies and expertise, broaden our intellectual property portfolio and strengthen our competitive position in our biomaterials business. We believe that our expertise in biomaterials allows us to identify and attract these opportunities. In September 2000, the acquisition of THM added the PTM technology to our biomaterials platform as well as broadened our intellectual property position. In September 2001, we entered into a distribution agreement with Curasan AG for the European and middle eastern distribution of our Epi-Guide(TM) periodontal barrier membrane product.

OUR BIOMATERIALS PRODUCTS

We provide our customers with a variety of proprietary products ranging from components to final packaged products which are then marketed and sold to end users. We sell many of our biomaterials products to leading companies in each of the markets listed below. The structure of our relationships with our customers varies and includes development partnerships and manufacturing contracts. The following table describes our biomaterials products, the markets they address and their current status.

BIOMATERIALS MARKETS                BIOMATERIALS PRODUCTS                      PRODUCT STATUS
-------------------------------------------------------------------------------------------------------------------
Orthopedics:
  Sports Medicine                   Meniscal Repair Tacks                      Commercial; additional products in
                                                                               regulatory review
                                    Anterior Cruciate Ligament Repair Screws   Commercial; additional products in
                                                                               development and regulatory review
                                    Rotator Cuff Repair Screws                 Commercial
  Cranio-maxillofacial Fixation     Cranio-maxillofacial Repair Plates,        Commercial
                                    Screws and Tacks

  Spinal Fixation                   Absorbable Growth Factor Delivery          Commercial, international only;
                                    Matrice                                    clinical
                                    Spinal Fusion                              Development
  Trauma Fixation                   Bone Graft Substrates                      Development
                                    Bone Void Filler                           Regulatory Review, U.S. only
  Joint Replacement                 Cement Restrictor                          Regulatory Review, U.S. only
-------------------------------------------------------------------------------------------------------------------
Cardiology:
  Arterial Puncture Closure         Absorbable Polymer Anchors                 Commercial; additional products
                                    and Collagen Plugs for Angio-Seal(TM)      in development
  Vascular Grafts                   Vascular Graft Coatings                    Commercial, international only
  Angiogenesis                      Angiogenic Growth Factors and              Development
                                    Pharmaceutical Delivery Matrices
  Arterial Stents                   Advanced Intravascular Absorbable          Development
                                    Stents and Stent Covers
-------------------------------------------------------------------------------------------------------------------
Drug/Biologics Delivery:
  Cervical Cancer and Dysplasia     Drug Delivery Matrices                     Clinical
-------------------------------------------------------------------------------------------------------------------
Wound Care:
  Burn Treatments and Skin          Collagen Tissue Engineering Substrates     Commercial; regulatory approval
    Defects                         used for Culturing Skin Cells
  Wound Dressings                   Collagen incorporated into Topical         Commercial
                                    Wound Dressings
-------------------------------------------------------------------------------------------------------------------
Dental:
  Periodontal                       Drilac                                     Commercial
                                    Epi-Guide                                  Commercial
-------------------------------------------------------------------------------------------------------------------
General Surgery:
  Cosmetic Surgery                  Cosmetic Surgery Repair Device             Product in development and
                                                                               regulatory review
-------------------------------------------------------------------------------------------------------------------

Product status definitions:
Commercial -- Product approved by the appropriate regulatory agency and/or available for sale.
Regulatory review - Regulatory submissions have been made; awaiting response. Clinical -- Product approved by the appropriate regulatory agency for human clinical studies.
Development -- Product in-process which has demonstrated feasibility but has not been approved for clinical trials or sale.
Research -- Product or therapy concept which has not advanced to the development stage.

Each of the above markets; orthopedics, cardiology, drugs/biologics delivery, wound care, dental and general surgery, comprised 37%, 46%, 1%, 4%, 4% and 1% respectively, of our total biomaterials revenue for the current fiscal year ended June 30, 2001 (fiscal 2001).

We have products that are commercially available for sale in the U.S. and international markets, and products that are in various stages of development, clinical trials or regulatory review. Additionally, we have biomaterials research programs which we believe will provide us with opportunities to expand our product offerings and strategic alliances. Following are descriptions of the markets into which biomaterials products are being placed as well as the applications for which our products and technology are currently being used or have future potential use.

Orthopedic Products. Applications in the orthopedic market for our biomaterials products include sports medicine, as well as spinal and trauma fixation. Orthopedic applications of biomaterials include repair, regeneration or augmentation of musculoskeletal tissues, including bone, cartilage, ligaments, spinal discs and tendons. Companies in this market often look to third parties to develop and manufacture their product concepts into marketable products. Our capabilities and expertise have enabled us to develop relationships with several major orthopedic companies, to whom we provide our biomaterials products.

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

          Sports Medicine. The primary application for our biomaterials in the sports medicine segment is soft tissue fixation. Soft tissue fixation includes the repair of tendons and ligaments in the knee, such as the anterior cruciate ligament, and in the shoulder, such as the rotator cuff.

          Spinal Fixation. The primary application for our biomaterials in the spinal fixation market is spinal fusion. Spinal fusion devices are used to restore normal spinal disc spacing and fuse adjacent vertebrae for the correction of a spine or improvement in chronic back pain. Biomaterials can either be components of a metallic spinal fusion cage or can be used as the primary construct of the cage.

          Trauma Fixation. Trauma fixation devices are used to repair broken bones using nails, screws, plates, pins and bone growth stimulation techniques.

          Cranio-maxillofacial. Biomaterials products address the repair of the skull or bones of the face using absorbable tacks, screws and plates. The cranio-maxillofacial market is a subsegment of the trauma fixation market.

Cardiology Products. Our biomaterials are used in arterial puncture closure products and coatings for synthetic vascular grafts. We are independently developing an absorbable polymer matrix to deliver angiogenic growth factors to promote the growth of new blood vessels for use in myocardial revascularization procedures. We are also independently exploring the use of our biomaterials in an arterial stent and a stent cover.

Drug/Biologics Delivery Products. Biomaterials are particularly useful for the controlled release of drugs and other biologically active agents such as growth factors. In these applications, the drug is deposited or incorporated into a biomaterials delivery matrix. As the matrix dissolves or is degraded by the body, the drug is gradually released. The use of a biomaterials matrix for drug delivery permits a locally targeted, low-dose release profile, improving the delivery of the drug. The PTM technology provides even further benefits than traditional biomaterials as the porosity of the material provides additional release capabilities.

Wound Care Products. While the wound care market is currently dominated by conventional bandages and dressings and surgical staples or sutures, there is a new generation of products resulting from recent advances in biomaterials, tissue engineering and biotechnology.

Dentistry Products. Biomaterials are predominantly used in the periodontal segment of the dentistry market. Through our acquisition of THM, we now have two commercialized products in the periodontal field, Drilac(TM), a product which is indicated to prevent dry socket following tooth extraction, and Epi-Guide(TM), a barrier membrane used in periodontal restorative procedures to prevent soft tissue cells from growing into space reserved for bone.

General Surgery and Urology Products. Biomaterials are used in these market segments in products ranging from cosmetic surgery devices to absorbable sutures to tissue barriers and even stents.

THE TRIACTIV(TM) BALLOON PROTECTED FLUSH EXTRACTION SYSTEM

We are designing and developing the TriActiv system to provide distal protection during SVG treatment procedures. The system utilizes active flushing and extraction to remove debris from the vessel post-procedure. There are approximately 700,000 coronary bypass surgeries performed annually worldwide and approximately half of all bypass grafts become diseased or occluded within ten years of surgery. SVGs are used in coronary bypass graft procedures as a replacement for the diseased or occluded native artery to restore blood flow. The saphenous vein is removed from the patient's leg and surgically implanted to bypass the diseased or occluded native artery. Current treatment options for diseased SVGs include drug therapy, device-based therapies (including angioplasty and the placement of stents) or repeat bypass surgery. There are significant risks involved with these treatments ranging from continued progression of disease, heart attack and possible death. We believe the use of the TriActiv system will reduce these risks for patients.

We believe the TriActiv system currently is the only device, in clinical trials or commercially available, which offers all three of the following features:

          - a distal protection balloon placed beyond the occlusion to prevent debris from flowing downstream and potentially causing a heart attack;

          - a flush catheter advanced over a guidewire that delivers fluid to the vessel; and

          - an active, controlled extraction system which removes the debris.

To operate the TriActiv system, a guiding catheter is positioned at the entrance to the graft. The guidewire, containing the distal protection balloon, is advanced through the SVG beyond the occlusion. The distal protection balloon is inflated and a stent is placed in the vessel at the occlusion. Following stent placement, saline and contrast media are delivered into the graft from the flush catheter to dislodge the occlusive material. The particles and debris that are dislodged by the flush system are extracted through the lumen of the guiding catheter.

We have enrolled a sufficient number of patients in our clinical trials to submit for European (CE Mark) regulatory approval and anticipate this submission will be complete in October 2001. The CE Mark is an international symbol of adherence to quality assurance standards established by the European Union and compliance with applicable European medical device directives. We anticipate commercial launch in Europe in the fourth quarter of fiscal 2002. As of September 25, 2001 we have enrolled 34 patients in our 40-50 patient U.S. pilot study under an approved Investigational Device Exemption (IDE). To begin our pivotal study, in lieu of an IDE supplement, the FDA has approved the use of an appointed data safety monitoring board (DSMB) for review of the pilot study data. Upon DSMB approval, we will initiate the PRotection During Saphenous Vein Graft Intervention to Prevent Distal Embolization (PRIDE) study, a randomized, controlled 500-800 patient pivotal trial.

We intend to commercialize the TriActiv system by either building a direct sales and marketing force in the interventional cardiology market, establishing a distributor network or entering into a strategic alliance with a leader in this market.

We intend to modify the design of the TriActiv system to address additional related applications including the treatment of diseased native coronary and peripheral arteries and the re-occlusion of stented arteries. We are currently evaluating selected design modifications to address these applications.

THE ANGIO-SEAL(TM) DEVICE

Leading cardiology industry journals currently estimate that there are approximately 6.5 million cardiovascular catheterization procedures performed annually, which translates to a potential worldwide arterial puncture closure market in excess of $1 billion, with the U.S. market accounting for approximately 75%. In addition, current industry estimates of market penetration for arterial puncture closure devices are approximately 30% and 12%, for the U.S.

and the international markets, respectively. The Angio-Seal is a leading product in the worldwide arterial puncture closure market with 1.4 million devices sold as of June 30, 2001. Industry estimates show the Angio-Seal worldwide market share for fiscal 2001 was approximately 35%.

The Angio-Seal puncture closure device acts to close and seal femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. The device consists of four components:

          - an absorbable polymer anchor seated securely against the inside surface of a patient's artery at the point of puncture;

          - an absorbable collagen plug applied adjacent to the outside of the artery wall;

          -      an absorbable suture; and

          - a delivery system consisting of an insertion sheath, puncture locator, guidewire, tamper tube and spring.

The anchor and suture act as a pulley to position the collagen into the puncture tract adjacent to the outside of the artery wall, to seal and close the puncture. A tamper tube is used to further position and secure the closure device. The anchor, collagen and suture are all designed to be absorbed into the patient's body within 60 to 90 days after the procedure. We believe that this mechanical (via the anchor and collagen) and biochemical (via the collagen) offers physicians a method for sealing and closing punctures with significant advantages over traditional manual or mechanical compression methods, as well as over other competitive products. We believe the Angio-Seal has several advantages over traditional manual or mechanical compression procedures, including: reduced time to ambulation, reduced staffing and hospital time, possible reduction in procedure costs, increased patient comfort, greater flexibility in post-procedure blood thinning therapy and increased blood flow to the leg.

The Angio-Seal is manufactured, marketed, sold and distributed by St. Jude Medical, Inc. (St. Jude Medical). We receive a royalty on every unit sold. In addition, we manufacture components for the Angio-Seal and have historically augmented St. Jude Medical's manufacturing of completed devices. We believe the impact of continued sales and marketing efforts, along with new product enhancements planned by St. Jude Medical, will provide continued growth opportunities for the Angio-Seal.

PATENTS AND PROPRIETARY RIGHTS

Our intellectual property covers technology in the fields of arterial puncture closure, blood vessel location, arterial revascularization systems, drug/biologics delivery products, wound care products, periodontal products, angiogenesis products and surgical instruments. We protect our technology by, among other things, filing patent applications for the patentable technologies that we consider material to our business. Our first U.S. patent for the concept of sealing arterial punctures was issued in 1988. As of September 21, 2001, we held 76 United States patents and 79 foreign national patents and had various United States patents and foreign national patent applications pending.

We also rely heavily on trade secrets and unpatented proprietary know-how which we seek to protect through non-disclosure agreements with corporations, institutions and individuals exposed to our proprietary information. As a condition of employment, we require that all full-time and part-time employees enter into an invention assignment and non-disclosure agreement. Additionally, non-compete agreements are being utilized for certain employees who are exposed to our most sensitive trade secrets.

We have licensed our United States and foreign patents for the Angio-Seal to St. Jude Medical and are required to license all improvements for the Angio-Seal to St. Jude Medical. The license agreements with St. Jude Medical are exclusive and worldwide, with rights to make, have made, use, sell, and have sold the Angio-Seal, but are limited to the cardiovascular field of use only.

We will continue to aggressively protect any new manufacturing processes, biomaterials products and technologies and medical products and devices which we have invented or developed. We intend to broaden the scope of our intellectual property and consider our core technologies to be critical to our future product development.

MANUFACTURING

We have developed unique manufacturing and processing capabilities for absorbable collagen and polymers. We manufacture numerous absorbable biomaterials products for use in applications including orthopedics, cardiology, drug/biologics delivery, dental and wound care. We have our own capabilities in tool and die making, injection molding, extrusion, compounding, machining, model making and laser welding, which allow us to engineer and reengineer our products in development on site.

We currently manufacture two of the major absorbable components of the Angio-Seal, the collagen plug and polymer anchor, for St. Jude Medical. Prior to August 2000, we manufactured Angio-Seal devices for St. Jude Medical's use worldwide in clinical trials and manufactured partially and fully completed commercial devices for sale in the U.S. and Europe. For fiscal 2001, the plug and the anchor represented a total of $6.6 million ($3.3 million for each component) in sales revenue. St. Jude Medical has the right to manufacture the absorbable polymer anchor and intends to manufacture that component in the future. However, we anticipate we will continue to be a source of anchor requirements through the second quarter of fiscal year 2002. While we continue to supply St. Jude Medical with the collagen requirements for the Angio-Seal, our formal collagen supply agreement with St. Jude Medical expired in May 2000.

Our FDA-registered manufacturing facility in Exton, Pennsylvania contains separate areas for TriActiv system and absorbable collagen and polymer manufacturing. Our manufacturing facility is equipped with multiple class 100,000 clean room facilities and is certified to the two international quality standards, ISO 9001 and EN 46001. Certification is based on adherence to established standards of quality assurance and manufacturing process control. Our manufacturing facility is subject to regulatory requirements and periodic inspection by regulatory authorities. We have a separate in-house quality assurance department that sets standards, monitors production, writes and reviews operating procedures and protocols and performs final testing of sample devices and products manufactured by or for us.

We purchase most raw materials, parts and peripheral components used in our products. Although many of these supplies are off-the-shelf items readily available from several supply sources, others are custom-made to meet our specifications. We maintain adequate safety stock levels of these custom materials in order to prevent any product down-time in the case of supply interruption. In addition, we believe that, in most of these cases, alternative sources of supply for custom-made materials are available or could be developed within a reasonable period of time.

RESEARCH AND DEVELOPMENT

Our research and development and regulatory and clinical staff consisted of 62 individuals at September 21, 2001. Our research and development efforts are focused on the continued development of the TriActiv system and of our biomaterials capabilities. We incurred total research and development expenses of $7.3, $5.3 and $5.7 million in the fiscal years ended June 30, 2001, 2000 and 1999, respectively. We also had a $7.6 million in-process research and development (IPR&D) charge related to the acquisition of THM in September 2000.

In addition to the resources dedicated to the product development process, we have an internal regulatory affairs and clinical management staff responsible for managing our clinical trials and obtaining regulatory approvals for the TriActiv system. Our staff also works closely with several of our customers to obtain regulatory approvals for their products in the U.S., the European Union and several other countries.

OUR RELATIONSHIP WITH ST. JUDE MEDICAL

The Angio-Seal is licensed to St. Jude Medical who manufactures, markets and sells the Angio-Seal worldwide. The Angio-Seal has been sold in Europe since 1995 and in the U.S. since 1996. Under our license agreements, St. Jude Medical has exclusive rights to manufacture, market and distribute all current and future sizes of the patented Angio-Seal for hemostatic puncture closures for cardiovascular use worldwide. We retain the rights to use this technology for other applications. We earn a royalty on each Angio-Seal sold by St. Jude Medical. The royalty rates are based on aggregate volume of Angio-Seal units sold. Our royalty rate was 12% until October 2000, when it decreased to 9%, based on Angio-Seal unit sales reaching a cumulative total of one million units sold. The final decrease in royalty rate, to 6%, will occur when four million cumulative units have been sold. We expect this decrease will occur sometime during our fiscal year 2005. These license agreements provide for minimum royalty payments for five years following FDA approval (ending September 30, 2001). The minimum royalty was exceeded in each of the five years under the agreement and all appropriate royalty payments received.

The term of the license agreements extends to the expiration date of the most recently issued licensed patent, including all continuations or supplements. The most recent patent for the Angio-Seal technology was issued in July 2000. We have also applied for, and expect to have issued to us, additional patents. St. Jude Medical may terminate the license agreements any time after the fifth royalty year (ending September 30, 2001) for any reason upon twelve months notice. "Angio-Seal" is a trademark of St. Jude Medical.

If a license under any third-party patent is necessary to make, use or sell the Angio-Seal product licensed to St. Jude Medical, any payments and royalties for such third-party license and any related attorney's fees, will be deducted from payments due to us, on a territory-by-territory basis, in an amount not to exceed in any one year one-half of any royalties in any such territory for that year.

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

The Drilac and Epi-Guide products are distributed by Kensey Nash Corporation in the U.S. We have entered into a distribution agreement with Curasan for European and middle eastern distribution of the Epi-Guide.

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

GOVERNMENT REGULATION

Our medical devices are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and by foreign governments. The FDA regulates the clinical testing, design, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to recall, request repair, replacement or refund of the cost of any device we manufacture or distribute.

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

Generally, our biomaterials products are incorporated by our customers into another product which receives FDA and other government approvals. We maintain device master files for some of our biomaterials products containing information relating to the specifications, manufacturing, biochemical characterization, biocompatibility and viral safety of our biomaterials products. These files, in addition to our technical expertise, help our clients in their regulatory approval process for products incorporating our biomaterials.

FDA premarket approval was granted for the Angio-Seal 8F device in September 1996 and for the 6F device in March 2000. St. Jude Medical is responsible for all future FDA premarket approval application supplements for the Angio-Seal. The 8F Angio-Seal received CE Mark approval from the European Community in September 1995. The 6F Angio-Seal received CE Mark approval in February 1999.

We must obtain CE Mark approval and premarket clearance from the FDA, as well as all future premarket supplement clearances for the TriActiv system. We anticipate submission for CE mark approval will occur in October of 2001 as well as the presentation of our pilot study data to the appointed DSMB to initiate pivotal trials of the device in the U.S.

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

EMPLOYEES

As of September 21, 2001, we had 175 employees, including 86 employees in operations, 65 employees in research and development and clinical and regulatory affairs and 24 employees in finance, sales and marketing and administration. Five of our employees are currently located in Duluth, Minnesota. All of our remaining employees are located at our facility in Exton, Pennsylvania. We believe that our success depends in a large part on our ability to attract and retain employees in all areas of our business.

ITEM 2.  PROPERTIES

We lease approximately 53,000 square feet of executive offices, manufacturing and research and development facilities in Exton, Pennsylvania, a suburb of Philadelphia. Our lease expires in 2005, subject to renewal options. We believe that our facility is sufficient for our current operations. In addition, we currently lease 3,500 square feet of manufacturing and research and development facilities in Duluth, Minnesota.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, we, along with our former Angio-Seal strategic partner, filed a patent infringement suit against Perclose, Inc., a competitor in the puncture closure market. Upon their acquisition of the Angio-Seal license in March 1999, St. Jude Medical, as part of the transaction, assumed certain rights and responsibilities with respect to the lawsuit from our previous partner. In 1999, we amended the complaint to add a second patent to the infringement suit. The original and amended complaints filed in Federal District Court for the Eastern District of Pennsylvania, claim that Perclose infringes our U.S. patent numbers 5,676,689 and 5,861,004. These patents cover systems and methods related to sealing percutaneous punctures. We seek damages and an order to permanently enjoin Perclose from making, using or selling products that infringe these patents.

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

The U.S. District Court, Eastern District of Pennsylvania, has entered a Markman hearing Order regarding claims interpretation, in favor of the defendant Perclose. The Judge received notice that the parties were preparing a joint stipulation, requesting the court to enter a judgement of non-infringement in favor of Perclose, in order to expedite the review of the Markman order, by the U.S. Court of Appeals for the Federal Circuit. Upon receiving this notice, the Judge requested an additional hearing. This hearing was held on April 6, 2001, and the Judge requested briefs on the issues presented. We filed our brief and a Motion for Reconsideration on April 30, 2001. The judge denied the Motion for Reconsideration on August 21, 2001; and the parties are now negotiating a Stipulation For Final Judgement, to be presented to the Judge.

We are unable to predict the final outcome of this suit or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. Abbott Laboratories acquired Perclose in November 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2001.

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

                                                      HIGH              LOW
                                                      ----              ---
FISCAL YEAR ENDED JUNE 30, 1999
   First Quarter.................................  $   9.88         $   7.13
   Second Quarter................................     11.00             5.75
   Third Quarter.................................     11.75             7.88
   Fourth Quarter................................     10.25             7.25

FISCAL YEAR ENDED JUNE 30, 2000
   First Quarter.................................     15.63             7.75
   Second Quarter................................     16.75            10.00
   Third Quarter.................................     21.38            12.50
   Fourth Quarter................................     18.88             9.19

FISCAL YEAR ENDED JUNE 30, 2001
   First Quarter.................................     13.94             9.25
   Second Quarter................................     12.94             9.25
   Third Quarter.................................     11.69             9.50
   Fourth Quarter................................     17.45             9.50

On September 21, 2001, the last reported sale price of our common stock in the Nasdaq National Market was $17.08 per share. As of September 21, 2001, there were 64 record owners and approximately 3,883 beneficial owners of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended June 30, 2001, 2000, 1999, 1998, and 1997. The selected financial data for each such fiscal year listed below has been derived from the consolidated financial statements of the Company for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 2001, 2000,and 1999 is included elsewhere herein. The following data for fiscal years 2001, 2000, and 1999 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and related Notes and other financial information included herein.


                                                                                    FISCAL YEAR ENDED JUNE 30,
                                                         ------------------------------------------------------------------------
                                                            2001           2000             1999           1998            1997
                                                         ----------      --------         -------        -------         --------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Revenues:
  Net sales                                               $ 14,600       $ 13,144         $ 7,168        $ 4,669         $ 3,661
  Research and development                                     330             59           1,894          3,642           2,843
  Licensing and milestone fees                                                                                             1,050
  Royalty income and other                                   8,241          6,612           7,183 (1)      3,008             353
                                                          --------       --------         -------        -------         -------
Total revenues                                              23,171         19,815          16,245         11,319           7,907
                                                          --------       --------         -------        -------         -------
Operating costs and expenses:
  Cost of products sold                                      7,427          7,614           5,135          4,084           3,063
  Research and development                                   7,293          5,340           5,668          5,524           4,695
  Selling, general and administrative                        2,986          2,634           2,585          1,762           1,823
  In process research and development charge                 7,594
                                                          --------       --------         -------        -------         -------
Total operating costs and expenses                          25,300         15,588          13,388         11,370           9,581
                                                          --------       --------         -------        -------         -------
(Loss) income from operations                               (2,129)         4,227           2,857            (51)         (1,674)
                                                          --------       --------         -------        -------         -------
Other income (expense):
  Net interest income                                        1,667            523             317            390             435
  Other                                                         24            (1)               4              4               8
  Insurance settlement                                                                                                       969
                                                          --------       --------         -------        -------         -------
Total other income - net                                     1,691            522             321            394           1,412
                                                          --------       --------         -------        -------         -------
(Loss) income before income tax benefit                       (438)         4,749           3,178            343            (262)
Income tax benefit                                           4,054
                                                          --------       --------         -------        -------         -------
Net income (loss)                                          $ 3,616        $ 4,749         $ 3,178          $ 343          $ (262)
                                                          ========       ========         =======        =======         =======
Basic earnings (loss) per common share                      $ 0.35         $ 0.61          $ 0.43         $ 0.05         $ (0.04)
                                                          ========       ========         =======        =======         =======
Diluted earnings (loss) per common share                    $ 0.34         $ 0.60          $ 0.43         $ 0.05         $ (0.04)
                                                          ========       ========         =======        =======         =======
Weighted average common shares outstanding                  10,462          7,766           7,463          7,552           7,182
                                                          ========       ========         =======        =======         =======
Diluted weighted average common shares outstanding          10,591          7,975           7,477          7,552           7,182
                                                          ========       ========         =======        =======         =======


                                                                                           JUNE 30,
                                                         --------------------------------------------------------------------------
                                                             2001          2000             1999           1998            1997
                                                          --------       --------         -------        -------         -------
                                                                                      (IN THOUSANDS)
Balance Sheet Data:
Cash and short-term investments                           $ 27,007       $ 31,721         $ 9,669        $ 7,777         $ 7,351
Inventory                                                    1,322            902             749          1,027             736
Working capital                                             35,998         36,741          10,860          9,423           9,172
Total assets                                                59,340         51,183          28,215         22,039          16,593
Long-term obligations                                        2,309              2           6,013          2,374             574
Total stockholders' equity                                  53,561         49,404          18,901         15,863          12,127


(1) Includes one-time $1.5 million supplemental royalty payment from former licensee of Angio-Seal.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our financial statements and the related notes included in this report.

OVERVIEW

We were founded in 1984 and our common stock became publicly traded in December 1995. We have been profitable in our last fourteen fiscal quarters (excluding the one time IPR&D charge taken in our second quarter of fiscal year 2001).

Revenues

Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales is comprised of absorbable biomaterials products and Angio-Seal devices manufactured by us.

          Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopedics, cardiology, drug/biologics delivery, dental and wound care. In 1997, our biomaterials sales were comprised almost 100% of the absorbable collagen and polymer components of the Angio-Seal supplied to our strategic alliance partner. Since that time we have experienced significant sales growth in our biomaterials products as we have brought in new customers, increased sales to those customers over the past four years, assisted in the development of new product offerings and expanded our marketing activities. In fiscal year 2001, the Angio-Seal components represent only 47% of our total biomaterial sales. We believe this growth will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products.

          Angio-Seal. In fiscal years 2001, 2000 and 1999 we manufactured and sold 6F Angio-Seal devices to St. Jude Medical to supplement their production requirements. In August 2001, St. Jude Medical transitioned the manufacturing of these devices to their facility. We do not expect any revenue from the manufacture of completed Angio-Seals in the future. The manufacture of the 6F Angio-Seal represented $5.5 million, or 42% of our total net sales for the fiscal year 2000. While this was a significant portion of our total net sales for fiscal year 2000, because of the substantial growth of our biomaterials business from fiscal year 2000 to fiscal year 2001, we were able to achieve an 11% increase in net sales despite the loss of the 6F Angio-Seal device manufacturing business.

Research and Development Revenue. Historically, research and development revenue has been derived solely from development work performed on the Angio-Seal. As anticipated, these research and development activities have transitioned to St. Jude Medical and no significant Angio-Seal research and development revenue is expected in the future. Fiscal year 2001 research and development revenue was derived from a National Institute of Standards & Technology (NIST) grant, under which we are researching cartilage regeneration utilizing our PTM technology. This project will continue through early fiscal year 2003. This grant was acquired in conjunction with our acquisition of THM in September 2000.

Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow as St. Jude Medical continues to expand its sales and marketing efforts and releases future generations of the Angio-Seal. As a result, royalty income will continue to be a significant source of revenue. Fiscal year 2001 unit growth was partially offset by the anticipated reduction in our royalty rate, from 12% to 9%, in accordance with our licensing agreements. This rate reduction occurred during the second quarter of fiscal year 2001, when a cumulative one million Angio-Seal units had been sold. There will be one further decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. We anticipate this next reduction will not occur until fiscal year 2005.

Cost of Products Sold. We have experienced an overall increase in gross margin during the fiscal year 2001 reflecting the shift to higher margin sales of biomaterials products and the elimination of lower margin Angio-Seal device sales. In addition, our net sales have increased and we have been able to spread our fixed costs of manufacturing over a greater number of units. We anticipate our gross margin will continue to improve as our biomaterials sales levels increase and our product mix becomes more favorable.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technologies such as the TriActiv system, absorbable biomaterials products and technologies and other development programs including expenses under the NIST program. While research and development on the Angio-Seal has become an insignificant portion of our overall development costs, the progression of the TriActiv system into the clinical trial phase and our continued development of proprietary biomaterials products and technologies has offset this decrease. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv system as well as explore opportunities for our other technologies.

Selling, General and Administrative. Selling, general and administrative expenses include general and administrative costs as well as costs related to the marketing of our products. During the fiscal years 2001, 2000, and 1999 the costs of our patent litigation are also included within selling, general and administrative expenses. The marketing component of selling, general and administrative expenses has increased as we move toward commercialization. We anticipate sales and marketing expenses will continue to increase as we continue to evaluate opportunities for commercialization of the TriActiv system and expand the marketing efforts for our biomaterials business.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS 2001 AND 2000

Revenues. Revenues increased 17% to $23.2 million in the year ended June 30, 2001, or fiscal 2001, from $19.8 million in the year ended June 30, 2000, or fiscal 2000. Net sales of products increased 11% to $14.6 million from $13.1 million for fiscal 2001 and 2000, respectively. Of this increase, $6.6 million was attributable to increased sales of biomaterials products. This increase was offset by a $5.1 million decrease in 6F Angio-Seal device sales to St. Jude Medical. We had been providing St. Jude Medical with 6F Angio-Seal devices for the international and U.S. markets, however, St. Jude Medical transitioned the manufacturing of these devices to their facility in August 2000.

Research and Development Revenue. Research and development revenues increased 451% to $330,000 from $60,000 for fiscal 2001 and 2000, respectively. Current year revenues were generated under the NIST articular cartilage development grant acquired in conjunction with the THM acquisition. Research and development revenues for the same period a year earlier were generated by work performed on the Angio-Seal product for St. Jude Medical. As St. Jude Medical has transitioned the Angio-Seal product research and development to their facilities, we do not expect Angio-Seal product research and development revenues in the future.

Royalty Income. Royalty income increased 25%, to $8.2 million from $6.6 million in fiscal 2001 and 2000, respectively. This increase was achieved despite the anticipated 25% reduction in the Angio-Seal royalty rate from 12% to 9% during the second fiscal quarter of fiscal year 2001 and reflects a greater number of units sold as well as an increase in average selling price for the Angio-Seal. Royalty units increased 36% as approximately 483,000 Angio-Seal units were sold to end-users during fiscal 2001 compared to approximately 354,000 units sold during fiscal 2000. This unit increase was due to St. Jude Medical's increased sales and marketing efforts, continued strong sales of the 6F Angio-Seal and sales of the new 8F Angio-Seal in the U.S. market. The new version of the 8F Angio-Seal was introduced in the U.S. in September 2000.

Cost of Products Sold. Cost of products sold decreased 2% to $7.4 million in fiscal 2001 from $7.6 million in fiscal 2000. In addition, gross margin increased to 49% from 42%. This increase reflects the higher margins on our biomaterials products as well as continued allocation of overhead across greater sales volumes, which results in a decrease in per unit costs.

Research and Development Expense. Research and development expense increased 37% to $7.3 million in fiscal 2001 compared to $5.3 million in fiscal 2000. This increase was mainly attributable to our continued development efforts on the TriActiv system, including clinical trial expenses. We also continued to expand our development efforts on our biomaterials products including our work under the NIST articular cartilage development grant. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative. Selling, general and administrative expense increased 13% to $3.0 million from $2.6 million, in fiscal 2001 and fiscal 2000, respectively. This increase was primarily the result of increased sales and marketing expenses which increased to $703,000 in fiscal 2001 from $398,000 in fiscal 2000 related to marketing efforts on the TriActiv system and our biomaterials products. In addition, general and administrative expenses increased $362,000, to $2.1 million in fiscal 2001 from $1.8 million in fiscal 2000. This was attributable to $100,000 of goodwill amortization expense related to the THM acquisition as well as increased personnel costs to support our current sales research and development growth. This was partially offset by a $315,000 decrease in litigation expenses.

Net Interest Income. Interest expense decreased 44% to $239,000 in fiscal 2001 from $430,000 in fiscal 2000. This was due to the repayment of the financing agreement in May 2000 with the proceeds of our secondary offering offset by the addition of an obligation incurred in September 2000 in conjunction with the THM acquisition. Interest income increased 100% to $1.9 million in fiscal 2001 from $953,000 in fiscal 2000 as a result of an increase in average total cash and investment balances primarily related to the investment of our secondary offering proceeds.

Other Non-Operating Income (Expense). Other non-operating income was $24,000 for fiscal 2001 compared to other non-operating expense of $1,000 for fiscal 2000. Other non-operating income (expense) for both periods represented primarily the net gain or loss on the sale of fixed assets.

Net Income. Net income decreased 24% to $3.6 million in fiscal 2001 from $4.7 million in fiscal 2000 as a result of the changes noted above, an IPR&D charge of $7.6 million (described below) and a $4.1 million income tax benefit. The income tax benefit was recognized when the valuation allowance related to certain deferred tax assets was reversed. Based on our current projections of taxable income, we believe it is likely we will be able to utilize our federal net operating loss (NOL) carryforwards. As a result, the valuation allowance related to these carryforwards was no longer considered necessary.

COMPARISON OF FISCAL YEARS 2000 AND 1999

Revenues. Revenues increased 22% to $19.8 million in the year ended June 30, 2000, or fiscal 2000, from $16.2 million in the year ended June 30, 1999, or fiscal 1999. Net sales of products increased 83% to $13.1 million from $7.2 million for fiscal 2000 and 1999, respectively. Of this increase, $4.5 million was attributable to an increase in sales of 6F Angio-Seals to St. Jude Medical. The remaining $1.4 million was attributable to increased sales of biomaterials products. We had been providing St. Jude Medical with 6F Angio-Seals for the international and U.S. markets; however, in August 2000 St. Jude Medical transitioned the manufacturing of these devices to their facility.

Research and Development Revenue. Research and development revenues decreased 97% to $60,000 from $1.9 million for fiscal 2000 and 1999, respectively. St. Jude Medical has transitioned substantially all of the Angio-Seal product research and development in-house.

Royalty Income. Royalty income increased 16%, net of a $1.5 million supplemental payment from our previous strategic partner in fiscal 1999, to $6.6 million from $5.7 million in fiscal 2000 and 1999, respectively. Royalty units increased 14% as approximately 354,000 Angio-Seal units were sold to end-users during fiscal 2000 compared to approximately 310,000 units sold during fiscal 1999. This unit increase was due to St. Jude Medical's increased sales and marketing efforts, primarily in the U.S., and sales of the new 6F Angio-Seal in the international markets. The 6F device was introduced in the international markets in April 1999 and in the U.S. in late March 2000.

Cost of Products Sold. Cost of products sold increased 48% to $7.6 million in fiscal 2000 from $5.1 million in fiscal 1999. However, gross margin increased to 42% from 28% in fiscal 2001 and fiscal 2000, respectively. This increase reflected an allocation of overhead across a greater sales volume, which resulted in a decrease in per unit costs.

Research and Development Expense. Research and development expense decreased 6% to $5.3 million in fiscal 2000 compared to $5.7 million in fiscal 1999. This decrease was mainly attributable to the transition of substantially all of the development for the Angio-Seal product line to St. Jude Medical. This decrease was offset by our continued development efforts on the TriActiv system, including clinical trial expenses. We also continued to expand our development efforts on our biomaterials products. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative. Selling, general and administrative expense increased 2%, or $50,000, in fiscal 2000 from fiscal 1999. This increase was primarily the result of increased sales and marketing efforts for the TriActiv system and our biomaterials products offset by a decrease in litigation expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $5.4 million and $2.4 million during fiscal 2001 and 2000, respectively. In fiscal 2001, changes in asset and liability balances resulted in a net $7.5 million use of cash, offset by net income of $3.6 million, non-cash depreciation and amortization of $1.8 million and a non-cash write-off of in process research and development of $7.6 million. In fiscal 2000, changes in asset and liability balances resulted in a net $3.2 million use of cash, offset by net income of $4.7 million and non-cash depreciation and amortization of $862,000.

Our cash, cash equivalents and short-term investments were $27.0 million at June 30, 2001. In addition, we had $2.2 million in restricted investment accounts. We have pledged $2.2 million in investments as collateral to secure bank loans made to employees to pay taxes incurred by these employees when they received common stock at the time of our initial public offering. In exchange for our pledging this collateral, the employees have pledged their common stock to us as collateral.

We had a capital spending plan for fiscal 2001, of which $3.1 million was expended primarily on machinery, equipment and leasehold improvements. These expenditures were related to the continued expansion of our manufacturing capabilities, principally for our biomaterials product lines.

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv system and our biomaterials products. We believe our current cash and investment balances in addition to cash generated from operations will be sufficient to meet our operating and capital requirements through at least fiscal 2003. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies, the cost and timing of our efforts to expand our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products. There can be no assurance that we will record profits in future periods. See Risk Factors.

The terms of any future equity financing may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants, which limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise. Our estimate of the time periods for which cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption "Risk Factors " as well as in this annual report on form 10-K generally.

ACQUISITION OF THM BIOMEDICAL, INC. AND IN-PROCESS RESEARCH AND DEVELOPMENT
CHARGE

On September 1, 2000 we acquired THM Biomedical, Inc. (THM), a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of muskuloskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $228,000. The transaction was financed with $6.6 million in cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon our available borrowing rate of 7.5%) of $3.9 million was recorded as a liability on our financial statements, with a remaining balance of $3.2 million at June 30, 2001.

The $7.6 million IPR&D charge represents the estimated fair value of purchased in-process technology which has not yet reached technological feasibility and has no alternative future use and was comprised of the following projects:
Articular Cartilage ($5.4 million), Bone Fusion ($389,000), Other Bone Applications ($261,000), and Drug Delivery ($1.5 million). Each of the four projects utilizes the core open-cell poly lactic acid (PTM) technology, a porous tissue matrix (PTM) technology developed by THM. PTM technology facilitates wound healing in both bone and soft tissue and is bioabsorbable at controlled rates for specific functions and tissues. Each of the IPR&D projects utilizes these properties of the PTM technology to address its respective market. For example, the articular cartilage project uses the PTM technology as the foundation for an articular cartilage repair and regrowth product. The total IPR&D value was determined by estimating the stage of completion of each IPR&D project at the date of the acquisition, estimating the costs to develop each IPR&D project into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate in each project takes into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology.

The stage of completion for all projects ranged from 48% to 72% as of the acquisition date with the weighted average completion rate approximately 56%. As of that date, the estimated costs to bring the projects under development to technological feasibility and through clinical trials were approximately $7.3 million.

Since the date of the acquisition, as planned, we have primarily devoted our development efforts on PTM technology to the articular cartilage application and have expended $328,000 on such efforts through June 30, 2001. In addition, we are currently seeking regulatory approval for two proprietary PTM based products with applications in the orthopedics market.

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

The discount rates used in discounting the net cash flows from purchased in-process technology were 80% for articular cartilage, 85% for bone fusion, 78% for other bone applications and 83% for drug delivery. These discount rates for each project were determined upon consideration of the stage of completion of the project, the assumptions, nature and timing of the remaining efforts for completion and risks and uncertainties of the project.

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

Our investment portfolio consists primarily of high quality U.S. government securities and certificates of deposit with an average maturity of eight years. We mitigate default risk by investing in what we believe are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At June 30, 2001, our total portfolio consisted of approximately $24.2 million of investments, with maturities ranging from one to fifteen years. Additionally, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We have $3.2 million in outstanding debt at June 30, 2001 related to the acquisition of THM.

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

WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO OBTAIN THE NECESSARY REGULATORY APPROVALS FOR THE TRIACTIV SYSTEM.

We need to conduct additional human clinical trials for the TriActiv system. The TriActiv system has not been approved for marketing by the FDA or by any governmental entity outside of the United States. We will require substantial additional funds to develop the product, conduct clinical trials and gain the necessary regulatory approvals for the TriActiv system. Prior to granting approval, the FDA may require clarification of information provided in our regulatory submissions, more information or more clinical studies. If granted, FDA approval may impose limitations on the uses for which our product may be marketed or how our product may be marketed. Should we experience delays or be unable to receive approval from the FDA, our operating results and business may be substantially impaired.

A SUBSTANTIAL PORTION OF OUR REVENUES WILL CONTINUE TO COME FROM THE ANGIO-SEAL, WHICH IS MANUFACTURED, MARKETED AND DISTRIBUTED BY ST. JUDE MEDICAL.

To date, a significant portion of our revenues have been derived from Angio-Seal sales. Under our license agreements with St. Jude Medical, the Angio-Seal is manufactured, marketed and sold on a worldwide basis by St. Jude Medical. Two of our significant sources of revenue for the future are expected to be sales of collagen to St. Jude Medical for use in the Angio-Seal and royalty income from the sale of the Angio-Seal product line. As of June 1, 2000, St. Jude Medical is no longer obligated to buy collagen from us. Our success with the Angio-Seal depends in part on the time, effort and attention that St. Jude Medical devotes to the Angio-Seal product line and on their success in manufacturing, marketing and selling the Angio-Seal product line. Under the terms of our agreements with St. Jude Medical, we have no control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. St. Jude Medical can terminate our arrangement at any time after September 30, 2001 for any reason upon 12 months notice. At such time we would receive all sales & marketing, manufacturing and distribution rights to the Angio-Seal product line back. There can be no assurance that St. Jude Medical will successfully pass future inspections of its manufacturing facility or adequately perform its manufacturing, marketing and selling duties. Any such failure by St. Jude Medical may negatively impact Angio-Seal unit sales and therefore reduce our royalties and impair our operating results and business.

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

IF WE RECEIVE U.S. AND/OR INTERNATIONAL REGULATORY APPROVAL, WE MAY NOT BE SUCCESSFUL COMMERCIALIZING THE TRIACTIV SYSTEM.

If the TriActiv system clinical trials are completed successfully and we obtain the necessary governmental approvals, we will need to commercialize the product. We cannot assure you that we will be able to find a suitable partner and/or develop and train our own sales force to sell and market the TriActiv system. We do not have a sales and marketing force nor do we have any experience hiring or training a sales and marketing force. We may not be able to establish and maintain an internal sales and marketing force with technical expertise and supporting distribution capabilities. If we are unable to successfully commercialize the TriActiv system, our growth prospects will be diminished.

WE MAY BE REQUIRED TO DELAY, REDUCE OR ELIMINATE SOME OR ALL OF OUR EFFORTS TO DEVELOP AND MARKET THE TRIACTIV SYSTEM IF WE FAIL TO OBTAIN ADDITIONAL FUNDING THAT MAY BE REQUIRED TO SATISFY OUR FUTURE CAPITAL NEEDS.

We plan to continue to spend substantial funds to develop and market the TriActiv system. Our future liquidity and capital requirements will depend upon numerous factors, including the progress and success of our clinical trials, the timing and cost involved in obtaining regulatory approvals, the timing and cost of developing sales and marketing strategies, our ability to enter into strategic alliances, manufacturing and research and development activities, the extent to which the TriActiv system gains market acceptance and competitive developments. Any additional required financing may not be available on satisfactory terms, if at all. If we are unable to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development activities or sales and marketing efforts, in which case our operating results and business may be substantially impaired.

THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE AND ARE LIKELY TO BECOME MORE COMPETITIVE, AND OUR COMPETITORS MAY BE ABLE TO RESPOND MORE QUICKLY TO NEW OR EMERGING TECHNOLOGIES AND CHANGES IN CUSTOMER REQUIREMENTS.

The existing markets for our current and proposed products are intensely competitive. We expect competition to increase further as additional companies begin to enter our markets and/or modify their existing products to compete directly with ours. We compete with some of the largest players in the biomaterials markets. If we are successful in commercializing the TriActiv system, our competitors will include Boston Scientific Corporation, Johnson and Johnson, Inc., Possis Medical, Inc., Medtronic, Inc. (which owns Percu-Surge Inc.) and Guidant Corporation, as well as other companies and other current and future therapies. The primary competitors in the vascular sealing device market are Abbott Laboratories (which owns Perclose, Inc.), Datascope Corp. and Vascular Solutions, Inc.

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

THE LOSS OF, OR INTERRUPTION OF SUPPLY FROM, KEY VENDORS COULD LIMIT OUR ABILITY TO MANUFACTURE OUR PRODUCTS.

We purchase certain materials and components for our products from various suppliers. Some of these components are custom made for us including many of our absorbable polymer and suture raw materials which are used in our custom polymer products across all markets. Any loss of, or interruption of supply from, key vendors may require us to find new vendors. We could experience production or development delays while we seek new vendors which could substantially impair our operating results and business.

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

Our operations continue to grow and we expect this expansion to continue as we execute our business strategy. Sustaining our growth has placed significant demands on management and our administrative, operational, information technology, manufacturing, financial and personnel resources. Accordingly, our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, client support and financial control systems, and effectively expand, train and manage our employee base. We cannot assure you that any future acquisitions can be successfully integrated into our operations or be operated profitably. We may not be able to manage our growth successfully. This inability to sustain or manage our growth could seriously harm our operating results and business.

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

WE DO NOT OWN OR CONTROL THE USE OF THE ANGIO-SEAL DEVICE TRADEMARK.

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

Compliance with the regulations of these agencies may delay or prevent us from introducing any new or improved products, including the TriActiv system. Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business.

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


                                      *****

Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution that a number of important factors could cause our actual results for fiscal year 2002 and beyond to differ materially from those in any forward-looking statements made by us or on our behalf. These important factors include, without limitation, the success of our biomaterials products, our ability to obtain the necessary regulatory approvals for, fund and commercialize the TriActiv system, the success of St. Jude Medical in manufacturing, marketing and distributing the Angio-Seal product line, the ability of our customers to market and obtain regulatory approvals for their biomaterials products, the acceptance of our products by the medical community, our ability to maintain key vendors and personnel, competition in our markets, general business conditions in the healthcare industry and general economic conditions. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, with the report of the independent auditors, listed in
Item 14, are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated by reference from the "Election of Directors", "Executive Officers", and "Compliance with Section 16(a) of the Exchange Act" sections of the Company's definitive Proxy Statement in connection with its 2001 Annual Meeting of Stockholders scheduled to be held on December 5, 2001 (the 2001 Proxy Statement), which will be filed with the Securities and Exchange Commission on or before November 1, 2001.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to the 2001 Proxy Statement captioned "Executive Compensation and Certain Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Shareholders" and "Security Ownership of Management" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the 2001 Proxy Statement.


                                      *****

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K

14(a) 1. FINANCIAL STATEMENTS

The following financial statements of the Company and Report of Deloitte & Touche LLP, Independent Auditors are included in this report:

         Independent Auditors' Report

         Consolidated Balance Sheets as of June 30, 2001 and 2000

         Consolidated Statements of Income for the Years Ended June 30, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Shareholders of Kensey Nash Corporation:

         We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation and its subsidiary (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the Untied States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the Untied States of America.



         DELOITTE & TOUCHE LLP
         Philadelphia, Pennsylvania

         August 15, 2001 (except for Note 18 for which the
                          date is August 21, 2001)

KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                  JUNE 30,         JUNE 30,
ASSETS                                                                              2001             2000
CURRENT ASSETS:
  Cash and cash equivalents .................................................   $  2,841,963    $ 24,117,502
  Investments ...............................................................     24,164,887       7,603,308
  Trade receivables, net of allowance for doubtful accounts of $1,000
     and $0 at June 30, 2001 and 2000, respectively .........................      4,623,456       2,219,739
  Royalties receivable ......................................................      2,270,091       1,993,260
  Officer loans .............................................................      1,170,276         954,110
  Other receivables (including approximately $41,000 and $53,000 at
     June 30, 2001 and 2000, respectively, due from employees) ..............        244,601         258,367
  Inventory .................................................................      1,321,511         902,118
  Deferred tax asset, current portion .......................................      2,318,741         139,885
  Prepaid expenses and other ................................................        512,099         329,666
                                                                                ------------    ------------
         Total current assets ...............................................     39,467,625      38,517,955
                                                                                ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements ....................................................      5,676,760       5,666,083
  Machinery, furniture and equipment ........................................      7,853,177       5,586,159
  Construction in progress ..................................................      1,606,181         354,551
                                                                                ------------    ------------

         Total property, plant and equipment ................................     15,136,118      11,606,793
  Accumulated depreciation ..................................................     (6,105,575)     (4,390,796)
                                                                                ------------    ------------

         Net property, plant and equipment ..................................      9,030,543       7,215,997
                                                                                ------------    ------------

OTHER ASSETS:
  Restricted investments ....................................................      2,231,251       2,081,651
  Property under capital leases, net ........................................          1,525           9,944
  Deferred tax asset, non-current portion ...................................      2,125,407           2,115
  Acquired patents, net of accumulated amortization of $891,037 and
     $636,454 at June 30, 2001 and 2000, respectively .......................      3,199,700       3,355,953
  Goodwill, net of accumulated amortization of $100,037 at June 30, 2001 ....      3,284,303
                                                                                ------------    ------------

         Total other assets .................................................     10,842,186       5,449,663
                                                                                ------------    ------------

TOTAL .......................................................................   $ 59,340,354    $ 51,183,615
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..........................................................   $  1,891,484    $  1,290,101
  Accrued expenses ..........................................................        544,268         460,551
  Current portion of debt and capital lease obligations .....................        910,738          10,374
  Deferred revenue ..........................................................        123,352          16,300
                                                                                ------------    ------------
         Total current liabilities ..........................................      3,469,842       1,777,326
                                                                                ------------    ------------
LONG TERM PORTION OF DEBT AND CAPITAL LEASE OBLIGATIONS .....................      2,309,385           1,933
                                                                                ------------    ------------
         Total liabilities ..................................................      5,779,227       1,779,259
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at June 30, 2001 and 2000
  Common stock, $.001 par value, 25,000,000 shares authorized,
     10,509,431 and 10,455,499 shares issued and outstanding at
     June 30, 2001 and 2000,  respectively ..................................         10,509          10,455
  Capital in excess of par value ............................................     63,974,745      63,690,042
  Accumulated deficit .......................................................    (10,196,713)    (13,813,455)
  Accumulated other comprehensive income ....................................       (227,414)       (482,686)
                                                                                ------------    ------------
         Total stockholders' equity .........................................     53,561,127      49,404,356
                                                                                ------------    ------------

TOTAL .......................................................................   $ 59,340,354    $ 51,183,615
                                                                                ============    ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                   YEAR ENDED JUNE 30,
                                                     --------------------------------------------
                                                         2001            2000            1999
                                                     ------------    ------------    ------------
REVENUES:
  Net sales ......................................   $ 14,600,518    $ 13,143,813    $  7,168,103
  Research and development .......................        329,754          59,857       1,894,350
  Royalty income .................................      8,240,809       6,611,685       7,182,969
                                                     ------------    ------------    ------------
           Total revenues ........................     23,171,081      19,815,355      16,245,422
                                                     ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold ..........................      7,427,146       7,614,068       5,135,311
  Research and development .......................      7,292,937       5,340,021       5,667,668
  Selling, general and administrative ............      2,986,451       2,634,358       2,584,766
  In-process research and development charge .....      7,593,597
                                                     ------------    ------------    ------------
           Total operating costs and expenses ....     25,300,131      15,588,447      13,387,745
                                                     ------------    ------------    ------------

(LOSS) INCOME FROM OPERATIONS ....................     (2,129,050)      4,226,908       2,857,677
                                                     ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income ................................      1,906,789         952,772         649,435
  Interest expense ...............................       (239,098)       (429,949)       (331,969)
  Other ..........................................         23,702            (567)          3,615
                                                     ------------    ------------    ------------

           Total other income - net ..............      1,691,393         522,256         321,081
                                                     ------------    ------------    ------------
 (LOSS) INCOME BEFORE INCOME TAX BENEFIT .........       (437,657)      4,749,164       3,178,758
   Income tax benefit ............................      4,054,399
                                                     ------------    ------------    ------------
 NET INCOME ......................................   $  3,616,742    $  4,749,164    $  3,178,758
                                                     ============    ============    ============
BASIC EARNINGS PER SHARE .........................   $       0.35    $       0.61    $       0.43
                                                     ============    ============    ============
DILUTED EARNINGS PER SHARE .......................   $       0.34    $       0.60    $       0.43
                                                     ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......     10,461,552       7,766,184       7,462,723
                                                     ============    ============    ============
DILUTED WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING ...........................     10,591,147       7,975,439       7,476,939
                                                     ============    ============    ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                   CAPITAL                    ACCUMULATED
                                             COMMON STOCK         IN EXCESS                      OTHER     COMPREHENSIVE
                                          --------------------     OF PAR     ACCUMULATED   COMPREHENSIVE    INCOME /
                                           SHARES     AMOUNT       VALUE       DEFICIT       (LOSS)/GAIN      (LOSS)        TOTAL
BALANCE, JUNE 30, 1998                    7,459,272  $  7,459   $37,597,381  $ (21,741,377)                             $15,863,463
  Exercise of stock options                  11,438        11       100,071                                                 100,082
  Net income                                                                     3,178,758                 $ 3,178,758    3,178,758
  Comprehensive loss                                                                         $ (241,402)      (241,402)    (241,402)
                                                                                                           -----------
  Comprehensive income                                                                                     $ 2,937,356
                                         ----------  --------   -----------  -------------   ----------    ===========  -----------
BALANCE, JUNE 30, 1999                    7,470,710     7,470    37,697,452    (18,562,619)    (241,402)                 18,900,901
                                         ----------  --------   -----------  -------------   ----------                 -----------
  Shares issued upon Secondary Offering   2,959,000     2,959    26,247,007                                              26,249,966
  Secondary Offering costs                                         (501,241)                                               (501,241)
  Exercise of stock options                  25,789        26       246,824                                                 246,850
  Net income                                                                     4,749,164                 $ 4,749,164    4,749,164
  Comprehensive loss                                                                           (241,284)      (241,284)    (241,284)
                                                                                                           -----------
  Comprehensive income                                                                                     $ 4,507,880
                                         ----------  --------   -----------  -------------   ----------    ===========  -----------
BALANCE, JUNE 30, 2000                   10,455,499    10,455    63,690,042    (13,813,455)    (482,686)                 49,404,356
                                         ----------  --------   -----------  -------------   ----------                 -----------
  Secondary Offering costs                                         (212,681)                                               (212,681)
  Exercise of stock options                  53,932        54       497,384                                                 497,438
  Net income                                                                     3,616,742                 $ 3,616,742    3,616,742
  Comprehensive gain                                                                            255,272        255,272      255,272
                                                                                                           -----------
  Comprehensive income                                                                                     $ 3,872,014
                                         ----------  --------   -----------  -------------   ----------    ===========  -----------
BALANCE, JUNE 30, 2001                   10,509,431  $ 10,509   $63,974,745  $ (10,196,713)  $ (227,414)                $53,561,127
                                         ==========  ========   ===========  =============   ==========                 ===========



See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------
                                                                                     YEAR ENDED JUNE 30,
                                                                       ---------------------------------------------
                                                                           2001           2000            1999
OPERATING ACTIVITIES:
  Net income .......................................................   $  3,616,742    $  4,749,164    $  3,178,758
  Adjustments to reconcile net income to net cash
       provided by operating activities -
       Depreciation and amortization ...............................      1,827,703         862,289       1,253,844
       In-process research and development charge ..................      7,593,597
  Changes in assets and liabilities which (used) provided cash:
       Accounts receivable .........................................     (2,861,936)     (2,001,567)     (1,182,741)
       Deferred tax asset ..........................................     (4,302,148)        (88,000)
       Prepaid expenses and other current assets ...................       (182,433)        (63,560)       (119,937)
       Inventory ...................................................       (380,263)       (153,420)        278,628
       Accounts payable and accrued expenses .......................        510,486        (559,606)      1,119,080
       Deferred revenue ............................................       (420,684)       (374,546)     (1,641,854)
                                                                       ------------    ------------    ------------
        Net cash provided by operating activities ..................      5,401,064       2,370,754       2,885,778
                                                                       ------------    ------------    ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment .......................     (3,097,439)     (2,066,055)     (1,743,691)
  Acquisition of THM Biomedical, Inc., net of cash acquired ........     (6,781,861)
  Redemption of investments ........................................      3,900,000         635,025       4,491,096
  Purchase of investments ..........................................    (20,206,307)                     (6,886,937)
                                                                       ------------    ------------    ------------
        Net cash used in investing activities ......................    (26,185,607)     (1,431,030)     (4,139,532)
                                                                       ------------    ------------    ------------

FINANCING ACTIVITIES:
  Principal payments under capital leases ..........................        (10,370)        (22,501)        (37,814)
  Proceeds from issuance of long term debt .........................                                      5,000,000
  Repayments of long term debt .....................................       (615,783)     (6,578,453)     (1,300,776)
  Purchase of restricted investments ...............................       (149,600)       (132,265)     (4,075,000)
  Sale of restricted investments ...................................                      2,726,339       1,348,661
  Secondary offering costs .........................................       (212,681)       (501,241)
  Proceeds from Secondary Offering .................................                     26,249,996
  Proceeds from exercise of stock options ..........................        497,438         246,850         100,082
                                                                       ------------    ------------    ------------
        Net cash (used in) provided by financing activities ........       (490,996)     21,988,725       1,035,153
                                                                       ------------    ------------    ------------

(DECREASE) INCREASE IN CASH ........................................    (21,275,539)     22,928,449        (218,601)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......................     24,117,532       1,189,083       1,407,684
                                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR .............................   $  2,841,993    $ 24,117,532    $  1,189,083
                                                                       ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ...........................................   $    239,098    $    465,082    $    310,762
                                                                       ============    ============    ============
  Cash paid for income taxes .......................................   $    130,000    $     88,000    $     54,000
                                                                       ============    ============    ============


SUPPLEMENTAL DISCLOSURE OF FINANCING INFORMATION:

During the year ended June 30, 2001, the Company entered into an Acquisition Obligation in connection with the acquisition of THM Biomedical, Inc. (see
Note 3). The present value of this Acquisition Obligation at the date of acquisition was $3,856,816.

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Kensey Nash Corporation (the Company) has developed, or assisted in developing, and is manufacturing absorbable biomaterials products for leading companies in the orthopedic, cardiology, drug/biologics delivery, dental and wound care markets for incorporation into their products. The Company also independently or on behalf of its customers designs and develops various new absorbable biomaterials products for all of these markets.

The Company also is a leader in the development and manufacturing of cardiovascular medical technology devices for distal protection and arterial puncture closure. The Company is developing the TriActiv(TM) Balloon Protected Flush Extraction System (the TriActiv system), a device designed to provide distal protection during saphenous vein graft treatment. Sufficient patient enrollment in the European (CE mark) clinical trial has been completed and the Company will be submitting for CE mark approval in October 2001. The Company intends to commercialize the device during the second half of its fiscal year ended June 30, 2002 (fiscal 2002). Clinical trials are underway in the United States. Additionally, the Company is the original designer, developer and manufacturer of the Angio-Seal Vascular Closure Device (Angio-Seal), a leading product in arterial puncture closure, which is manufactured, marketed and sold by St. Jude Medical, Inc. This device is designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. The Company was incorporated in Delaware on August 6, 1984.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Kensey Nash Corporation and Kensey Nash Holding Company. All intercompany transactions and balances have been eliminated. Kensey Nash Holding Company, incorporated in Delaware on January 8, 1992, was formed to hold title to certain Company patents and has no operations.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expense during the period.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximated fair value as of June 30, 2001 and 2000. The fair value of short-term investments is based on quoted market prices.

INVESTMENTS - Investments at June 30, 2001 consist of Certificates of Deposit and Government and Corporate Obligations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale securities. The Company's entire investment portfolio is reported at fair value with unrealized gains and losses included in stockholders' equity (see Comprehensive Income).

The following is a summary of available-for-sale securities at June 30, 2001.


                                                                       YEAR ENDED JUNE 30, 2001
                                                 ----------------------------------------------------------------
                                                                        GROSS UNREALIZED              ESTIMATED
                                                   AMORTIZED        -------------------------           FAIR
                  DESCRIPTION                        COST             GAIN             LOSS             VALUE
                  -----------                    ------------       ---------       ---------      -------------
     U.S. Government Agency Obligations          $ 14,439,677        $ 29,903       $ (99,569)      $ 14,370,011
     U.S. Corporate Obligations                    10,000,000            --          (274,900)         9,725,100
     Certificate of Deposit                         2,301,027            --              --            2,301,027
                                                 ------------        --------      ----------       ------------
          Total Investments                        26,740,704          29,903        (374,469)        26,396,138
     Amounts classified as Restricted              (2,231,251)           --              --           (2,231,251)
                                                 ------------        --------      ----------       ------------
     Investments                                 $ 24,509,453        $ 29,903      $ (374,469)      $ 24,164,887
                                                 ============        ========      ==========       ============


The above investments have maturities ranging from 1-15 years. There were no realized gains or losses on investments in the years ended June 30, 2001, 2000 and 1999. Certain securities are pledged as collateral and are presented as restricted investments (see Note 10).

COMPREHENSIVE INCOME - The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive loss is shown in the consolidated statements of shareholders' equity at June 30, 2001, 2000 and 1999, and is solely comprised of unrealized gains and losses on the Company's available-for-sale securities. The tax effect for 2001, 2000, and 1999 of other comprehensive income was not significant.

INVENTORY - Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                               JUNE 30,
                                    ----------------------------
                                        2001            2000

          Raw materials              $1,062,626      $ 823,570
          Work in process               240,451         78,548
          Finished goods                 18,434
                                     ----------      ---------
          Total                      $1,321,511      $ 902,118
                                     ==========      =========



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

ACCOUNTS RECEIVABLE ALLOWANCE - The Company had trade receivable allowances of $1,000 and $0 at June 30, 2001 and 2000. The Company established trade receivable allowances of $1,000 and $0 and wrote off amounts totaling $0 and $239 in the years ended June 30, 2001 and 2000, respectively. These amounts are included in selling, general and administrative expense for the years ended June 30, 2001 and 2000.

PATENTS - The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company's inability to measure the recoverability of these costs when incurred.

The cost of acquired patents is being amortized over the remaining period of economic benefit, ranging from 8 to 15 years at June 30, 2001.

REVENUE RECOGNITION - Effective in fiscal 2001, the Company adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), which clarifies certain conditions to be met in order to recognize revenue. The Company's adoption of SAB 101 did not have a material impact on the results of operations, financial position or cash flows. Sales revenue is recognized when the related product is shipped. Revenue under research and development contracts is recognized as the related costs are incurred. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed.

The Company receives a royalty (historically 12%, became 9% in October 2000 when a cumulative 1,000,000 units had been sold) on every Angio-Seal unit sold by our partner, St. Jude Medical. We recognize the revenue, in accordance with the Licensing Agreement between the Company and St. Jude Medical, at the end of each month when St. Jude Medical advises us of their total Angio-Seal sales dollars for the month. We then accrue royalty revenue equal to 9% of the total sales dollars reported to us. Royalty payments are received within 45 days of the end of each calendar quarter.

INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109) (see Note 9).

EARNINGS PER SHARE - Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive (see Note 15).

STOCK-BASED COMPENSATION - Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options at the fair market value at the date of grant (see Note 14). Options granted to non-employees, as defined under SFAS 123, would be recorded as compensation expense. The Company has not granted any options to non-employees during the years ended June 30, 2001, 2000 and 1999.

SECONDARY OFFERING - On May 23, 2000 the Company sold 2,700,000 shares of common stock in a secondary public offering (the Secondary Offering). On June 22, 2000, the underwriters elected to exercise their over-allotment option for an additional 259,000 shares. The net proceeds from the Secondary Offering (approximately $25.5 million) have been and will continue to be used primarily for research and development of the TriActiv system, including clinical trials; repayment of certain indebtedness (see Note 7); and general corporate purposes, including capital expenditures and potential strategic acquisitions (see
Note 3).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - Effective July 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, which established new accounting and reporting standards for derivative financial instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, depending on the Company's rights or obligations under the applicable derivative contract, and to measure those instruments at fair value. Adoption of the new method of accounting for derivatives and hedging activities did not have a material impact on the Company's financial position or operations.

NEW ACCOUNTING PRONOUNCEMENTS - Effective July 1, 2000 the Company adopted Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44). FIN 44 clarifies the application of APB 25 for certain issues. Adoption of this interpretation, as well as guidance provided by EITF 00-23, did not have an impact on the Company's financial position or results of operations.

In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which are effective July 1, 2001 for the Company, as the Company will early adopt SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized upon adoption of this standard, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives. The Company recorded $100,036 in goodwill amortization expense for the year ended June 30, 2001. Goodwill amortization expense for the year ending June 30, 2002 would be $205,111 if the Company had decided not to early adopt SFAS
142. The early adoption of SFAS 142 did not result in the reclassification of any intangible assets, changes in the amortization periods for those intangible assets with definite lives or in the impairment of any intangible assets.

PRESENTATION - Certain items in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the presentation in the 2001 consolidated financial statements.

2. STRATEGIC ALLIANCE AGREEMENTS

The Company has a strategic alliance with St. Jude Medical, Inc. (St. Jude Medical) which incorporates United States and foreign license agreements (together, the License Agreements). The Company also had a research and development agreement and a collagen supply agreement which have expired (see Research and Development and Collagen Supply Agreement, below).

THE LICENSE AGREEMENTS - Under the License Agreements, St. Jude Medical has exclusive rights to manufacture and market all current and future sizes of the Angio-Seal worldwide. Also under the License Agreements, the Company receives royalty payments based upon a percentage of the revenues generated from the sale of the Angio-Seal. The License Agreements also provide for certain minimum royalty payments (Minimum Royalty) during the first five years after receiving US Food and Drug Administration (FDA) approval.

During 1999, the Company received additional royalty payments (the Supplemental Royalty) from the previous owner of the Angio-Seal License Agreements, Tyco International, Ltd., in the amount of $1.5 million (hereafter, St. Jude Medical, Tyco International or any other previous partner under the License Agreements will be referred to as the Strategic Alliance Partner). The Supplemental Royalty was to compensate the Company for lost Angio-Seal sales and expenses incurred during the period of transition of corporate ownership (November 1998 to March
1999) of the Angio-Seal License Agreements to St. Jude Medical. The payments were made in two equal installments on March 29, 1999 and April 5, 1999. As such, the Company recorded the $1.5 million as royalty income for the year ended June 30, 1999.

THE RESEARCH AND DEVELOPMENT AGREEMENT - The Company had an agreement whereby its Strategic Alliance Partner funded certain ongoing research and development costs incurred by the Company. The Company contributed one-third of such research and development costs while the Strategic Alliance Partner contributed the remaining two-thirds. This agreement has expired and St. Jude Medical is performing any remaining development work on the Angio-Seal product line, although the Company still performs contract research and development for St. Jude Medical upon request.

THE COLLAGEN SUPPLY AGREEMENT - Pursuant to an agreement with St. Jude Medical, the Company was to manufacture collagen to be used in the Angio-Seal. The agreement contained a minimum purchase requirement from the Company, the price of which fluctuated based on size and cumulative quantities sold, for five years ended May 31, 2000. Although the agreement has expired, the Company continues to supply St. Jude Medical with the collagen requirements for the Angio-Seal.

3. THM ACQUISITION

On September 1, 2000 the Company acquired THM Biomedical, Inc. (THM), a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $239,000. The transaction was financed with $6.6 million of the Company's cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's available borrowing rate of 7.5%) of $3,833,970 was recorded as a liability on the Company's financial statements, with a remaining balance of $3,218,185 at June 30, 2001.

The acquisition has been accounted for under the purchase method of accounting and THM's results of operations are included in those of the Company since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The allocation has resulted in goodwill of approximately $3.4 million, which is being amortized, on a straight-line basis over 17 years. The following is a summary of the allocation (in thousands):


Assets                                                   $    400
Accrued expenses and other liabilities                       (702)
In-process research and development                         7,594
Excess of cost over net assets acquired (goodwill)          3,384
                                                         --------
                                                         $ 10,676
                                                         ========

A significant portion of the purchase price was identified as acquired in-process research and development (IPR&D). The valuation of IPR&D was performed in an independent appraisal using proven valuation procedures and techniques and represents the estimated fair market value based on risk-adjusted cash flows related to the IPR&D programs. The IPR&D consists of four primary research and development programs that are expected to reach completion between late 2002 and 2005. At the date of acquisition, the development of these programs had not yet reached technological feasibility and the IPR&D had no alternative future uses. Accordingly, these costs were immediately expensed in the consolidated statement of operations on the acquisition date.

The following unaudited pro-forma financial information assumes that the acquisition had occurred as of the beginning of the earliest period presented:

                                                ENDED             ENDED
                                              06/30/01          06/30/00
                                             -----------      ------------
Total revenue                                $24,437,976      $ 20,361,133
                                             ===========      ============
Net income                                   $12,423,160      $  3,501,161
                                             ===========      ============
Basic earnings per share                     $      1.19      $        .45
                                             ===========      ============
Diluted earnings per share                   $      1.17      $        .44
                                             ===========      ============



These pro forma results are based on certain assumptions and estimates. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place at the beginning of the specified periods, nor are they indicative of the results of future combined operations.

4. LEASES

   At June 30, 2001, future minimum annual rental commitments under non-cancelable lease obligations are as follows:



                                                          CAPITAL LEASES    OPERATING LEASES
                                                          --------------    -----------------
   Year Ending June 30:
   2002                                                      $ 1,948             $   394,328
   2003                                                                              413,481
   2004                                                                              437,077
   2005                                                                              460,673
                                                             -------             -----------
   Total minimum lease payments                                1,948             $ 1,705,559
                                                                                 ===========
   Amount representing interest (at a rate of 7.0%)               10
                                                             -------
   Present value of net minimum lease payments                 1,938
   Current portion                                            (1,938)
                                                             -------
   Long-term portion                                         $
                                                             =======


   Rent expense for operating leases consists of rent for the Company's facilities in Exton, Pennsylvania and Duluth, Minnesota. Rent expense for the fiscal years ended June 30, 2001, 2000 and 1999 was approximately $402,000, $366,000 and $360,000, respectively.

   The carrying value of equipment under capital leases was $1,525 and $9,944 at June 30, 2001 and 2000, respectively.


   Such assets are amortized over periods ranging from one to four years, which represent the lesser of the term of the lease or useful life of the asset.

5. OFFICER LOANS

   The Company has granted loans to a current officer of the Company totaling $1.2 million, which were for personal use and are collaterilized by the officer's stock. Interest on the loans ranges from 7.0% to 7.75% and is based on the prime rate of interest. Total interest income earned by the Company on these loans was $66,166, $39,575 and $9,174 for the years ended June 30, 2001, 2000 and 1999, respectively. Interest and principal on the loans are due at the earlier of the sale of a portion of the officer's stock or June 29, 2002.

6. PATENT ACQUISITION AGREEMENT

   On November 10, 1997, the Company entered into an agreement (the Patent Acquisition Agreement) to acquire a portfolio of puncture closure patents and patent applications as well as the rights of the seller under a pre-existing licensing agreement. As a result of the Patent Acquisition Agreement, beginning January 1, 1998, the Company earns royalty fees, formerly paid to the sellers, for each Angio-Seal sold. These royalties are in addition to the royalties already earned by the Company under its own License Agreement with its Strategic Alliance Partner.

   Under the terms of the Patent Acquisition Agreement, the Company issued 200,000 shares of common stock and made cash payments totaling $1.2 million for the transfer of ownership of the patents. The cash portion was payable in eight quarterly installments (four $125,000 payments followed by four $175,000 payments), beginning on March 31, 1998. The final quarterly payment was made on December 31, 1999.

   The acquired patents are valued at the share price on the date of the Patent Acquisition Agreement plus the present value of the cash payments and the legal and related costs incurred to acquire the patents. The patents are being amortized over the average remaining useful life of the acquired portfolio at the time of the acquisition (13 years).

7. DEBT

   FINANCING AGREEMENT - The Company had a $5.0 million financing agreement with a bank which was repaid on June 1, 2000 with the proceeds of the Secondary Offering.

   TERM LOAN - The Company had $1,075,000 outstanding under a $2.0 million term loan, which was repaid on June 1, 2000 with the proceeds of the Secondary Offering.

   ACQUISITION OBLIGATION - The Company has $3,218,185 outstanding under its Acquisition Obligation (see Note 3) of which $908,800 is current at June 30, 2001.

8. RETIREMENT PLAN

   The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. Effective October 1, 1999, the Company implemented a 25% discretionary matching contribution, on up to 6% of an employee's total compensation, on all employee contributions. Employer contributions to the 401(k) plan for 2001, 2000 and 1999 were $70,234, $41,379 and $0, respectively.

9. INCOME TAXES

   The Company accounts for income taxes under SFAS No. 109, which generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss (NOL) carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled are reflected in the financial statements in the period of enactment.

   For 2001 the Company has recognized a tax benefit related to the realization of certain deferred assets which were previously offset by a valuation allowance. The differences between the Company's income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:


                                                                              JUNE 30,
                                                            -----------------------------------------
                                                                2001           2000           1999
Net income before income taxes ..........................   $  (437,657)   $ 4,749,164    $ 3,178,758
                                                            ===========    ===========    ===========
Tax provision (benefit) at U.S. statutory rate ..........      (148,804)     1,612,590      1,080,729
State income tax provision, net of federal benefit
Reconciliation to actual tax rate:
     Non-deductible meals and entertainment .............         8,252         10,892         13,062
     Utilization of net operating loss carryforwards ....                   (1,623,482)    (1,093,791)
     Other...............................................       168,860
Release of valuation allowance ..........................    (4,082,707)
                                                            -----------    -----------    -----------
Income tax benefit ......................................   $(4,054,399)   $              $
                                                            ===========    ===========    ===========
Current income tax benefit...............................   $   120,788
                                                            ===========
Deferred income tax benefit..............................   $ 3,933,611
                                                            ===========

    Significant components of the Company's deferred tax assets are as follows:


                                                                      JUNE 30,
                                        -------------------------------------------------------------
                                                    2001                           2000
                                        ---------------------------   -------------------------------
                                          CURRENT       NONCURRENT        CURRENT         NONCURRENT
DEFERRED TAX ASSET (GROSS):
Accrued vacation ....................   $    47,442                   $    41,619
Basis difference - patents ..........                  $    55,393                         $  76,885
Inventory ...........................        80,106                        83,593
Goodwill - THM Acquisition ..........                    2,340,648
Other ...............................         4,666
                                        -----------    -----------    -----------          ---------
Deferred tax asset ..................       132,214      2,396,042        125,212             76,885
NOL carryforwards ...................     3,525,479                     4,646,537
                                        -----------    -----------    -----------          ---------
                                          3,657,694      2,396,042      4,771,749             76,885
Less valuation allowance ............    (1,318,000)                   (4,599,707)
                                        -----------    -----------    -----------          ---------
Deferred tax asset ..................   $ 2,339,693    $ 2,396,042    $   172,042          $  76,885
                                        -----------    -----------    -----------          ---------

DEFERRED TAX LIABILITY (GROSS):
Basis difference -  fixed assets ....                     (270,634)                          (74,770)
Prepaid insurance ...................       (20,952)                      (26,463)
Other ...............................                                      (5,694)
                                        -----------    -----------    -----------          ---------
Deferred tax liability ..............   $   (20,952)   $  (270,634)   $   (32,157)           (74,770)
                                        -----------    -----------    -----------          ---------
Net Deferred Tax Asset ..............   $ 2,318,741    $ 2,125,407    $   139,885          $   2,115
                                        ===========    ===========    ===========          =========


    A portion of the Company's deferred tax asset is offset by a valuation allowance relating to the state NOL carryforwards due to the restrictions imposed by the state and the uncertainty surrounding its use. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more than likely will not be realized. At June 30, 2001, the Company had NOL carryforwards for federal and state tax purposes totaling $5.4 and $20.0 million, respectively which expire though 2019. A portion of the NOL may be subject to various statutory limitations as to its usage.

10. COMMITMENTS AND CONTINGENCIES

    The Company has pledged $2,231,251 in investments as collateral to secure certain bank loans to officers which were used by such officers for the payment of taxes incurred as the result of the receipt of Common Stock at the Company's Initial Public Offering in December 1995. In exchange for the Company pledging collateral for such loans, each affected officer has pledged their Common Stock as collateral to the Company. The loans are repayable at the sooner of the sales of the officer's stock or December 2001. The balance outstanding on such officer loans was $2,154,791 at June 30, 2001.

11. CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments with high quality financial institutions and has established guidelines relative to diversification and maturities that maintain safety and high liquidity. With respect to trade and royalty receivables, such receivables are primarily with St. Jude Medical (40% and 100% of trade and royalty receivables, respectively, at June 30, 2001) (see Note 2). The trade receivable from one other customer was 35% of trade receivables at June 30, 2001. If either one of these customers' receivable balances should be deemed uncollectable it would have a material adverse effect on the Company's results of operations and financial condition. The Company performs ongoing credit evaluations on the remainder of its customers' financial conditions, but does not require collateral to support customer receivables.

12. CERTAIN COMPENSATION AND EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with certain of its officers, which provide for aggregate annual base salaries of $1,042,900 through June 30, 2002.

13. PREFERRED STOCK

    The Company has an authorized class of undesignated Preferred Stock consisting of 100,000 shares with a $.001 par value. The Board of Directors may authorize the issuance of Preferred Stock which ranks senior to the common stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights, which could adversely affect the voting power of the holders of Common Stock. At June 30, 2001 and 2000 no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock.

14. STOCK OPTION PLANS

    During 1995, the Company adopted the Employee Incentive Compensation Plan (the Employee Plan), a flexible plan that provides the Employee Plan Committee (the Committee) broad discretion to award eligible participants with stock-based and performance-related incentives as the Committee deems appropriate. The persons eligible to participate in the Employee Plan are officers and employees of the Company who, in the opinion of the Committee, contribute to the growth and success of the Company.

    The Compensation Committee of the Board of Directors oversees the Committee and may grant nonqualified stock options, incentive stock options or a combination thereof to the participants. The Employee Plan provides for a total of 3.2 million shares available for option grants. Options granted will provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than fair market value on the date of grant. As of June 30, 2001, awards consist solely of stock options as summarized in the table below.

    During 1995, the Company adopted the Non-employee Directors' Stock Option Plan (the Directors' Plan). The Directors' Plan grants nonqualified stock options for the purchase of Common Stock to directors who are not employees. The Directors' Plan provides for a total number of 410,000 shares available for option grants.

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

    A summary of the stock option activity under both plans for the years ended June 30, 2001, 2000 and 1999, is as follows:


                                                   EMPLOYEE PLAN                DIRECTORS' PLAN
                                             --------------------------     -------------------------
                                                             WEIGHTED                      WEIGHTED
                                                             AVERAGE                       AVERAGE
                                                             EXERCISE                      EXERCISE
                                              SHARES          PRICE           SHARES        PRICE
                                             --------------------------     -------------------------
Balance at June 30, 1998                       879,542       $ 10.12            37,500      $ 14.28

Granted                                        816,650          8.56            15,000         8.88
Cancelled                                      (40,924)        10.47
Exercised                                      (11,438)         9.59                --
                                            ----------                     -----------
Balance at June 30, 1999                     1,643,830          9.34            52,500        12.73
                                            ----------                     -----------

Granted                                         14,000         14.95            75,000        13.25
Cancelled                                      (16,936)         9.32
Exercised                                      (25,789)        16.03                --
                                            ----------                     -----------
Balance at June 30, 2000                     1,615,105          9.39           127,500        13.04
                                            ----------                     -----------

Granted                                        974,205         13.78            55,000        10.03
Cancelled                                       (5,873)        10.42                --
Exercised                                      (53,932)         9.09                --
                                            ----------                     -----------
Balance at June 30, 2001                     2,529,505         11.08           182,500        12.13
                                            ==========                     ===========
Exercisable portion                          1,406,952          9.77            72,502        13.18
                                            ==========                     ===========
Available for future grant                     476,557                         227,500
                                            ==========                     ===========
Weighted-average fair value of options
   granted during the year ended June 30,
                  1999                      $     5.78                     $      6.00
                                            ==========                     ===========
                  2000                      $    10.25                     $      9.08
                                            ==========                     ===========
                  2001                      $     7.42                     $      5.40
                                            ==========                     ===========

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:


                                                YEAR ENDED JUNE 30,
                                    ------------------------------------------
                                       2001             2000             1999

     Dividend yield                     0%               0%               0%
     Expected volatility            40% - 65%         50% - 80%        50%-81%
     Risk-free interest rate          4.98%             6.13%           5.77%
     Expected lives:
          Employee Plan                6.01             6.94             7.61
          Directors Plan               6.01             6.94             7.61

    The following table summarizes significant option groups outstanding at June 30, 2001 and related weighted average exercise price and remaining contractual life information as follows:


                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                      ------------------------------------------------ -----------------------------------
      RANGE OF                             REMAINING      WGHTD AVG                          WGHTD AVG
      EXERCISE            NUMBER AT       CONTRACTUAL     EXERCISE         NUMBER AT          EXERCISE
       PRICES           JUNE 30, 2001        LIFE           PRICE        JUNE 30, 2001         PRICE
--------------------- ------------------ -------------- -------------- ------------------- ---------------
  $7.625 - $9.375         1,267,519           6.17         $ 8.58           1,008,530          $ 8.59
  $11.75 - $13.375          793,181           7.74          12.44             431,590           12.57
  $14.875 - $16.25          651,305           9.67          14.60              39,334           15.76
                          ---------                                         ---------
                          2,712,005                                         1,479,454
                          =========                                         =========

    The Company has adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Company's two stock option plans. Had compensation cost for the plans been determined based on the fair market value at the grant date for awards, consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the proforma amounts below:


                                    JUNE 30, 2001                   JUNE 30, 2000                   JUNE 30, 1999
                            -----------------------------   ------------------------------  -----------------------------
                              AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA     AS REPORTED      PRO FORMA
                            -------------    ------------   --------------   -------------  -------------   -------------
   Net income                 $3,616,742       $593,800       $4,749,164      $2,469,406      $3,178,758      $1,698,182
   Income per share              $0.34           $0.06           $0.60           $0.31          $0.43           $0.23


15. EARNINGS PER SHARE

    The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator.


                                                 YEAR ENDED JUNE 30, 2001
                                          ------------------------------------
                                                                  PER SHARE
                                           INCOME       SHARES     AMOUNT
                                          ------------------------------------
BASIC EPS
Income available to common shareholders   $3,616,742   10,461,552   $0.35
                                                                    =====
EFFECT OF DILUTIVE SECURITIES
Options                                         --        129,595
                                          ----------    ---------
DILUTED EPS
Income available to common shareholders
  including assumed conversions           $3,616,742   10,591,147   $0.34
                                          ==========   ==========   =====



                                                 YEAR ENDED JUNE 30, 2000             YEAR ENDED JUNE 30, 1999
                                          ----------------------------------------------------------------------------
                                                                    PER SHARE                            PER SHARE
                                             INCOME       SHARES      AMOUNT       INCOME       SHARES     AMOUNT
                                          ------------------------------------  --------------------------------------
BASIC EPS
Income available to common shareholders   $4,749,164    7,766,184   $  0.61     $3,178,758    7,462,723   $  0.43
                                                                    =======                               =======
EFFECT OF DILUTIVE SECURITIES
Options                                         --        209,255                     --         14,216
                                          ----------    ---------               ----------    ---------
DILUTED EPS
Income available to common shareholders
  including assumed conversions           $4,749,164    7,975,439   $  0.60     $3,178,758    7,476,939   $  0.43
                                          ==========    =========   =======     ==========    =========   =======

16. SEGMENT REPORTING

    Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-making group in making decisions how to allocate resources and assess performance. Based on the criteria established by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131), the Company's operations and products have been aggregated into a single reportable segment since they have similar economic characteristics, production processes, types of customers and distribution methods.

    The Company's primary products include Biomaterials and Puncture Closure (the Angio-Seal). Puncture Closure primarily represents Angio-Seal device sales to St. Jude Medical. Under Biomaterials products, the Company designs and/or manufactures and markets various absorbable polymer and collagen products for use in numerous applications including orthopedic, cardiology, drug/biologics delivery, dental and wound care. The Company also receives royalty revenue from the sale of Angio-Seal units by its Strategic Alliance Partner and research and development revenue under certain research and development contracts or grants. Net sales by product line and a reconciliation to total revenue is as follows:

                              REVENUE FOR THE YEAR ENDED JUNE 30,
                           ----------------------------------------
                               2001         2000            1999
Puncture Closure           $   357,905   $ 5,486,977   $ 1,127,641
Biomaterials                14,242,613     7,656,836     6,040,462
                           -----------   -----------   -----------
  Net Sales                 14,600,518    13,143,813     7,168,103
Research and development       329,754        59,857     1,894,350
Royalty income               8,240,809     6,611,685     7,182,969
                           -----------   -----------   -----------
   Total Revenue           $23,171,081   $19,815,355   $16,245,422
                           ===========   ===========   ===========

    For the years ended June 30, 2001, 2000 and 1999, revenues from the Strategic Alliance Partner represented the following percentages of total revenues of the Company:

                                                   PERCENTAGE OF TOTAL REVENUE
                                                   FOR THE YEAR ENDED JUNE 30,
                                                  -----------------------------
                                                     2001       2000     1999

    Net sales                                        48%         66%      66%
    Research and development  (see Note 2)            0%        100%     100%
    Royalty Income (see Note 2)                     100%        100%     100%

    The Company's revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. No one country other than the US represented more than 10% of the Company's revenues. In addition, all of the Company's long-lived assets are located in the US.

                                          REVENUES FOR THE YEAR ENDED JUNE 30,
                                      -----------------------------------------
                                         2001           2000            1999
       United States                 $ 23,171,081   $ 19,583,759   $ 15,911,292
       Other foreign countries              --           231,596        334,130
                                     ------------   ------------   ------------
         Total                       $ 23,171,081   $ 19,815,355   $ 16,245,422
                                     ============   ============   ============

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The summarized quarterly results of operations of the Company for the years ended June 30, 2001 and June 30, 2000 are presented below:


                                                              YEAR ENDED JUNE 30, 2001
                                         ----------------------------------------------------------------
                                               1ST             2ND             3RD              4TH
                                             QUARTER         QUARTER         QUARTER          QUARTER
                                         --------------- ---------------  --------------   --------------
         Operating revenues                 $ 4,583,566     $ 5,136,696     $ 6,025,009      $ 7,425,810

         Operating costs and expenses       $ 3,868,500    $ 11,578,654     $ 4,535,668      $ 5,317,309

         Income tax benefit                                                                  $ 4,054,399

         Net income (loss)                  $ 1,228,065    $ (6,037,105)    $ 1,870,252      $ 6,555,530

         Basic and diluted earnings (loss)
           per share                        $      0.12    $      (0.58)    $      0.18      $      0.62


                                                             YEAR ENDED JUNE 30, 2000
                                         ----------------------------------------------------------------
                                               1ST             2ND             3RD              4TH
                                             QUARTER         QUARTER         QUARTER          QUARTER
                                         --------------- --------------- ---------------  ---------------

         Operating revenues                 $ 3,819,120     $ 4,542,606     $ 5,401,714      $ 6,051,915

         Operating costs and expenses       $ 3,284,295     $ 3,761,452     $ 4,157,430      $ 4,385,269

         Net income                         $   643,141     $   876,151     $ 1,312,684      $ 1,917,188

         Basic and diluted earnings
           per share                        $      0.09     $      0.12     $      0.17      $      0.22

    Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

18. LITIGATION

    In March 1998, the Company, together with its Strategic Alliance Partner, filed a patent infringement claim against Perclose, Inc. of Menlo Park, California ("Perclose"), a competitor in the puncture closure market. In 1999, the Company amended the claim to add a second patent to the infringement suit. The original and amended suits, filed in the Federal District Court for the Eastern District of Pennsylvania, claim that Perclose infringes the Company's US Patent Nos. 5,676,689 and 5,861,004 (together, the "Patents"). The Patents cover a system and method for sealing a puncture in a blood vessel (e.g. the femoral artery). The Company seeks damages and an order to permanently enjoin Perclose from making, using or selling product that infringes the Patents.

    Perclose filed four counterclaims in answer to the complaint. The first counterclaim seeks to declare the Patent invalid and not infringed; the second and third counterclaims maintain that the Company committed antitrust violations; and the fourth counterclaim asserts that the Company committed unfair competition.

    The U.S. District Court, Eastern District of Pennsylvania, has entered a Markman hearing Order regarding claims interpretation, which is dated December 21, 2000, in favor of the defendant Perclose. The Judge received notice that the parties were preparing a joint stipulation, requesting the court to enter a judgement of non-infringement in favor of Perclose, in order to expedite the review of the Markman Order, by the U.S. Court of Appeals for the Federal Circuit. Upon receiving this notice, the Judge requested an additional hearing. This hearing was held on April 6, 2001, and the Judge requested briefs on the issues presented. Kensey Nash filed its brief and a Motion for Reconsideration, of the December 21 Order, on April 30, 2001. The judge denied the Motion for Reconsideration on August 21, 2001; and the parties are now negotiating a Stipulation for final Judgement, to be presented to the Judge.

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

3.1***      Amended and Restated Certificate of Incorporation of Kensey Nash

3.2***      Amended and Restated Bylaws of Kensey Nash

4.1***      Specimen stock certificate representing Kensey Nash common stock

5.1*        Opinion of Katten Muchin Zavis

10.1**** Kensey Nash Corporation Third Amended and Restated Employee Incentive Compensation Plan and form of Stock Option Agreement

10.2**** Kensey Nash Corporation Fourth Amended and Restated Nonemployee Directors' Stock Option Plan and form of Stock Option Agreement

10.3***     Form of Directors' Indemnification Agreement

10.4 Employment Agreement dated July 1, 2001, by and between Kensey Nash and Joseph W. Kaufmann

10.5 Employment Agreement dated September 1, 2001, by and between Kensey Nash and Wendy F. DiCicco

10.6* Employment Agreement dated December 1, 1998, by and between Kensey Nash and John E. Nash, P.E.

10.7 Employment Agreement dated July 1, 2001, by and between Kensey Nash and Douglas G. Evans, P.E.

10.8*** Collagen Component Supply Agreement dated May 31, 1995, by and between Kensey Nash and Quinton Instrument Company

10.10*** License Agreement (United States) dated September 4, 1991, by and between Kensey Nash and American Home Products Corporation

10.11*** License Agreement (Foreign) dated September 4, 1991, by and between Kensey Nash and American Home Products Corporation

10.12* Tenant Lease dated November 19, 1996, by and between Kensey Nash and Marsh Creek Associates One and Lease Amendment dated January 3, 2000

10.13 Employment Agreement dated March 1, 2000, by and between Kensey Nash and Caron S. D'Ambruso

10.14 Employment Agreement dated October 1, 2000, by and between Kensey Nash and Todd M. DeWitt

23.2*       Consent of Katten Muchin Zavis (included in opinion filed as
            Exhibit 5.1)

24.1*       Form of Power of Attorney

* This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-3, Registration Statement No. 333-35494.

** This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Current Report on Form 8-K filed with the SEC on November 30, 2000.

*** This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-1, Registration Statement No. 33-98722.

**** This exhibit is incorporated by reference to Exhibit A of our definitive Proxy Statement filed with the SEC on November 2, 2000.

All other schedules are omitted because they are not required, are not applicable or the information is scheduled in our financial statements or notes thereto.

14(b).   REPORTS ON FORM 8-K

Form 8K filed November 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2001.

                                                      KENSEY NASH CORPORATION


                                                      By: /s/ WENDY F. DICICCO
                                                         ---------------------
                                                         Wendy F. DiCicco
                                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of September 2001.


                SIGNATURE                                                       TITLES

/s/ JOSEPH W. KAUFMANN                          Chief Executive Officer (Principal Executive Officer), President,
-------------------------------------------     Secretary and Director
Joseph W. Kaufmann


/s/ JOHN E. NASH, P.E.                          Vice President of New Technologies and Director
-------------------------------------------
John E. Nash, P.E.


/s/ DOUGLAS G. EVANS, P.E.                      Chief Operating Officer, Assistant Secretary and Director
-------------------------------------------
Douglas G. Evans, P.E.


/s/ WENDY F. DICICCO, CPA                       Chief Financial Officer (Principal Accounting and Financial Officer)
-------------------------------------------
Wendy F. DiCicco, CPA


/s/ KENNETH R. KENSEY, M.D.                     Director
-------------------------------------------
Kenneth R. Kensey, M.D.


/s/ ROBERT J. BOBB                              Director
-------------------------------------------
Robert J. Bobb


/s/ HAROLD N. CHEFITZ                           Director
-------------------------------------------
Harold N. Chefitz


/s/ WALTER R. MAUPAY, JR.                       Director
-------------------------------------------
Walter R. Maupay, Jr.


/s/ C. MCCOLLISTER EVARTS, M.D.                 Director
-------------------------------------------
C. McCollister Evarts, M.D.


/s/ STEVEN J. LEE                               Director
-------------------------------------------
Steven J. Lee