Form 10-Q
period 2001-09-30
KENSEY NASH CORP
filed 2001-11-14
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 2001

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

     As of October 31, 2001, there were outstanding 10,622,293 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS
                 Consolidated Balance Sheets
                   as of September 30, 2001 (Unaudited) and June 30, 2001........................      3

                 Consolidated Statements of Operations
                   for the three months ended September 30, 2001 and 2000 (Unaudited)............      4

                 Consolidated Statements of Stockholders' Equity as of
                   September 30, 2001 (Unaudited) and June 30, 2001..............................      5

                 Consolidated Statements of Cash Flows
                   for the three months ended September 30, 2001 and 2000 (Unaudited)............      6

                 Notes to Consolidated Financial Statements (Unaudited)..........................      7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................     11


PART II - OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................     18


SIGNATURES.......................................................................................     19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                       SEPTEMBER 30,
ASSETS                                                                                     2001              JUNE 30,
CURRENT ASSETS:                                                                        (UNAUDITED)             2001
                                                                                       ------------         ------------
  Cash and cash equivalents                                                            $  6,935,644         $  2,841,963
  Investments                                                                            23,030,324           24,164,887
  Trade receivables, net of allowance for doubtful accounts of $16,000
     and $1,000 at September 30, 2001 and June 30, 2001, respectively                     3,330,983            4,623,456
  Royalties receivable                                                                    2,211,835            2,270,091
  Officer loans                                                                           1,188,907            1,170,276
  Other receivables (including approximately $145,000 and $41,000 at
     September 30, 2001 and June 30, 2001, respectively, due from employees)                279,863              244,601
  Inventory                                                                               1,605,049            1,321,511
  Deferred tax asset, current portion                                                     1,790,503            2,318,741
  Prepaid expenses and other                                                                332,312              512,099
                                                                                       ------------         ------------
         Total current assets                                                            40,705,420           39,467,625
                                                                                       ------------         ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements                                                                  5,676,760            5,676,760
  Machinery, furniture and equipment                                                      9,492,575            7,853,177
  Construction in progress                                                                  642,100            1,606,181
                                                                                       ------------         ------------
         Total property, plant and equipment                                             15,811,435           15,136,118
  Accumulated depreciation                                                               (6,560,562)          (6,105,575)
                                                                                       ------------         ------------
         Net property, plant and equipment                                                9,250,873            9,030,543
                                                                                       ------------         ------------
OTHER ASSETS:
  Restricted investments                                                                  2,231,251            2,231,251
  Property under capital leases, net                                                                               1,525
  Deferred tax asset, non-current portion                                                 1,978,871            2,125,407
  Acquired patents, net of accumulated amortization of $962,423 and
     $896,666 at September 30, 2001 and June 30, 2001, respectively                       3,133,943            3,199,700
  Goodwill, net of accumulated amortization of $100,037 at September 30, 2001
     and June 30, 2001                                                                    3,284,303            3,284,303
                                                                                       ------------         ------------
         Total other assets                                                              10,628,368           10,842,186
                                                                                       ------------         ------------
TOTAL                                                                                  $ 60,584,661         $ 59,340,354
                                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                     $    999,231         $  1,891,484
  Accrued expenses                                                                          844,992              544,268
  Current portion of debt and capital lease obligations                                     925,908              910,738
  Deferred revenue                                                                          132,315              123,352
                                                                                       ------------         ------------
         Total current liabilities                                                        2,902,446            3,469,842
                                                                                       ------------         ------------
LONG TERM PORTION OF DEBT AND CAPITAL LEASE OBLIGATIONS                                   2,071,436            2,309,385
                                                                                       ------------         ------------
         Total liabilities                                                                4,973,882            5,779,227
                                                                                       ------------         ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at September 30, 2001 and June 30, 2001
  Common stock, $.001 par value, 25,000,000 shares authorized, 10,621,035 and
     10,509,431 shares issued and outstanding at
     September 30, 2001 and June 30, 2001, respectively                                      10,621               10,509
  Capital in excess of par value                                                         64,736,945           63,974,745
  Accumulated deficit                                                                    (9,193,827)         (10,196,713)
  Accumulated other comprehensive income                                                     57,040             (227,414)
                                                                                       ------------         ------------
         Total stockholders' equity                                                      55,610,779           53,561,127
                                                                                       ------------         ------------
TOTAL                                                                                  $ 60,584,661         $ 59,340,354
                                                                                       ============         ============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                     ---------------------------------
                                                         2001                 2000
REVENUES:
  Net sales                                          $  4,593,179         $  2,584,740
  Research and development                                105,434                1,842
  Royalty income                                        2,211,834            1,996,984
                                                     ------------         ------------
           Total revenues                               6,910,447            4,583,566

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                 2,185,323            1,714,823
  Research and development                              2,698,016            1,637,050
  Selling, general and administrative                     907,239              512,272
  Royalty expense                                                                4,355
                                                     ------------         ------------
           Total operating costs and expenses           5,790,578            3,868,500
                                                     ------------         ------------

INCOME FROM OPERATIONS                                  1,119,869              715,066

OTHER INCOME:
  Other                                                    (4,206)
  Interest income                                         476,085              538,702
  Interest expense                                        (60,624)             (25,703)
                                                     ------------         ------------
           Total other income - net                       411,255              512,999
                                                     ------------         ------------
INCOME BEFORE INCOME TAXES                              1,531,124            1,228,065
Income tax expense                                       (528,238)
                                                     ------------         ------------
NET INCOME                                           $  1,002,886         $  1,228,065
                                                     ============         ============

BASIC EARNINGS PER SHARE                             $       0.10         $       0.12
                                                     ============         ============
DILUTED EARNINGS PER SHARE                           $       0.09         $       0.12
                                                     ============         ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                        10,539,092           10,456,199
                                                     ============         ============
DILUTED WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                 11,112,732           10,562,564
                                                     ============         ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                            CAPITAL                       ACCUMULATED
                                                     COMMON STOCK          IN EXCESS                          OTHER
                                               ------------------------     OF PAR        ACCUMULATED     COMPREHENSIVE
                                                  SHARES        AMOUNT       VALUE           DEFICIT       (LOSS)/GAIN
BALANCE, JUNE 30, 1999                           7,470,710     $ 7,470   $ 37,697,452    $ (18,562,619)     $ (241,402)
   Shares issued upon Secondary Offering         2,959,000       2,959     26,247,007
   Secondary Offering costs                                                  (501,241)
   Exercise of stock options                        25,789          26        246,824
   Net income                                                                                4,749,164
   Comprehensive loss                                                                                         (241,284)

   Comprehensive income
                                               ----------      -------   ------------    --------------      ----------
BALANCE, JUNE 30, 2000                         10,455,499       10,455     63,690,042      (13,813,455)       (482,686)
                                               ----------      -------   ------------    --------------      ----------
   Secondary Offering costs                                                  (212,681)
   Exercise of stock options                       53,932           54        497,384
   Net income                                                                                3,616,742
   Comprehensive gain                                                                                          255,272

   Comprehensive income
                                               ----------      -------   ------------    --------------     -----------
BALANCE, JUNE 30, 2001                         10,509,431      $10,509   $ 63,974,745    $ (10,196,713)     $ (227,414)
                                               ----------      -------   ------------    --------------     -----------
   Exercise of stock options                      111,604          112        762,200
   Net income                                                                                1,002,886
   Comprehensive gain                                                                                          284,454

   Comprehensive income
                                               ----------      -------   ------------    --------------     -----------
BALANCE, SEPTEMBER 30, 2001                    10,621,035      $10,621   $ 64,736,945     $ (9,193,827)     $   57,040
                                               ==========      =======   ============     =============     ==========


                                                 COMPREHENSIVE
                                                     INCOME/
                                                     (LOSS)          TOTAL
BALANCE, JUNE 30, 1999                                          $ 18,900,901
   Shares issued upon Secondary Offering                          26,249,966
   Secondary Offering costs                                         (501,241)
   Exercise of stock options                                         246,850
   Net income                                     $ 4,749,164      4,749,164
   Comprehensive loss                                (241,284)      (241,284)
                                                  -----------
   Comprehensive income                           $ 4,507,880
                                                  ===========
BALANCE, JUNE 30, 2000                                            49,404,356
                                                                ------------
   Secondary Offering costs                                         (212,681)
   Exercise of stock options                                         497,438
   Net income                                     $ 3,616,742      3,616,742
   Comprehensive gain                                 255,272        255,272
                                                  -----------
   Comprehensive income                           $ 3,872,014
                                                  ===========
BALANCE, JUNE 30, 2001                                          $ 53,561,127
                                                                ------------
   Exercise of stock options                                         762,312
   Net income                                     $ 1,002,886      1,002,886
   Comprehensive gain                                 284,454        284,454
                                                  -----------
   Comprehensive income                           $ 1,287,340
                                                  ===========   ------------
BALANCE, SEPTEMBER 30, 2001                                     $ 55,610,779
                                                                ============



See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                       ---------------------------------
                                                                           2001                 2000
OPERATING ACTIVITIES:
  Net income                                                           $  1,002,886         $  1,228,065
  Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                        522,269              430,596
  Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                1,296,836              601,225
       Deferred tax asset                                                   674,774
       Prepaid expenses and other current assets                            179,787                6,357
       Inventory                                                           (283,538)            (186,835)
       Accounts payable and accrued expenses                               (591,529)            (141,775)
       Deferred revenue                                                       8,963             (223,110)
                                                                       ------------         ------------
        Net cash provided by operating activities                         2,810,448            1,714,523
                                                                       ------------         ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                               (675,317)            (527,574)
  Acquisition of THM                                                                          (6,758,108)
  Redemption of investments                                               8,735,000
  Purchase of investments                                                (7,315,984)          (3,920,646)
                                                                       ------------         ------------
        Net cash provided by (used in) investing activities                 743,699          (11,206,328)
                                                                       ------------         ------------

FINANCING ACTIVITIES:
  Secondary Offering costs                                                                      (192,877)
  Repayments of long term debt                                             (220,910)
  Principal payments under capital leases                                    (1,868)              (2,903)
  Exercise of stock options                                                 762,312               27,148
                                                                       ------------         ------------
        Net cash provided by (used in) financing activities                 539,534             (168,632)
                                                                       ------------         ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          4,093,681           (9,660,437)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            2,841,963           24,117,502
                                                                       ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  6,935,644         $ 14,457,065
                                                                       ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                               $                    $      1,598
                                                                       ============         ============
  Cash paid for income taxes                                           $     20,000         $     20,000
                                                                       ============         ============


See notes to consolidated financial statements.

                             KENSEY NASH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  -- CONSOLIDATED FINANCIAL STATEMENTS

    BASIS OF PRESENTATION
    The consolidated balance sheet at September 30, 2001, the consolidated statements of operations for the three months ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the three months ended September 30, 2001 and 2000 have been prepared by Kensey Nash Corporation (the Company) and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made.

    Certain information and note disclosures normally included in the Company's annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended September 30, 2001 are not necessarily indicative of operating results for the full year.

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
    The consolidated financial statements include the accounts of Kensey Nash Corporation and Kensey Nash Holding Company. All intercompany transactions and balances have been eliminated. Kensey Nash Holding Company, incorporated in Delaware on January 8, 1992, was formed to hold title to certain Company patents and has no operations.

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

    EXPORT SALES
    There were $82,632 in export sales from the Company's U.S. operations to unaffiliated customers in Europe in the three months ended September 30, 2001. There were no export sales in the three months ended September 30, 2000.

    REVENUE RECOGNITION
    Effective in the fiscal year ending June 30, 2001, the Company adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), which clarifies certain conditions to be met in order to recognize revenue. The Company's adoption of SAB 101 did not have a material impact on the results of operations, financial position or cash flows. Sales revenue is recognized when the related product is shipped. Revenue under research and development contracts is recognized as the related costs are incurred. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed.

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

    COMPREHENSIVE INCOME
    The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive loss is shown in the consolidated statements of shareholders' equity at September 30, 2001, June 30, 2001, 2000 and 1999, and is solely comprised of unrealized gains and losses on the Company's available-for-sale securities. The tax effect of other comprehensive income for the three months ended September 30, 2001 and for the fiscal years ended June 30, 2001 and 2000 was $147,000, $117,000 and $0, respectively.

    RECENT PRONOUNCEMENTS
    In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which were effective July 1, 2001 for the Company, as the Company early adopted SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized upon adoption of this standard, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives. The Company recorded $100,036 in goodwill amortization expense for the year ended June 30, 2001. Goodwill amortization expense for the year ending June 30, 2002 would have been $205,111 if the Company had decided not to early adopt SFAS 142. The early adoption of SFAS 142 did not result in the reclassification of any intangible assets, changes in the amortization periods for those intangible assets with definite lives or in the impairment of any intangible assets.

    The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which will both be effective for the Company's fiscal year beginning July 1, 2002. The Company is currently evaluating all of the provisions of SFAS 143 and SFAS 144 and is therefore not presently able to quantify the impact of adoption.

NOTE 2  -- INVENTORY

    Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                           SEPTEMBER 30,        JUNE 30,
                                               2001               2001
                                           -------------       -----------

          Raw materials                    $  1,420,014        $ 1,062,626
          Work in process                       181,568            240,451
          Finished Goods                          3,467             18,434
                                          -------------        -----------

          Total                           $   1,605,049        $ 1,321,511
                                          =============        ===========

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

    The Company has pledged $2,231,251 in investments as collateral to secure certain bank loans to officers which were used by such officers for the payment of taxes incurred as the result of the receipt of Common Stock at the Company's Initial Public Offering in December 1995. In exchange for the Company pledging collateral for such loans, each affected officer has pledged their Common Stock as collateral to the Company. The loans are repayable at the sooner of the sale of the officer's stock or December 2001. The balance outstanding on such officer loans was $2,192,654 at September 30, 2001.

NOTE 4 -- INCOME TAXES

    As of June 30, 2001, the Company had net operating loss (NOL) carryforwards for federal and state tax purposes totaling $5.4 and $20.0 million, respectively. A portion of the NOL may be subject to various statutory limitations as to its usage.

    This is our first quarter of recognizing income tax expense as a result of the recognition of a tax benefit in fiscal year 2001 related to the realization of certain deferred tax assets which had previously been offset by a valuation allowance.

NOTE 5 -- THM ACQUISITION

    On September 1, 2000 the Company acquired THM Biomedical, Inc. (THM), a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $239,000. The transaction was financed with $6.6 million of the Company's cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's available borrowing rate of 7.5%) of $3,833,970 was recorded as a liability on the Company's financial statements, with a remaining balance of $2,997,276 at September 30, 2001.

    The acquisition has been accounted for under the purchase method of accounting and THM's results of operations are included in those of the Company since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The allocation has resulted in goodwill of approximately $3.4 million, which was originally being amortized, on a straight-line basis over 17 years. The following is a summary of the allocation (in thousands):


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

    The following unaudited pro-forma financial information assumes that the acquisition had occurred as of the beginning of the earliest period presented:

                                          THREE MONTHS      THREE MONTHS
                                              ENDED             ENDED
                                            09/30/01          09/30/00
                                          ------------      ------------
    Total revenue                         $  6,910,447      $  5,850,461
                                          ============      ============
    IPR&D Charge                          $          -      $ (7,593,597)
                                          ============      ============
    Net income                            $  1,002,886      $  2,440,886
                                          ============      ============
    Basic earnings per share              $       0.10      $      (0.51)
                                          ============      ============
    Diluted earnings per share            $       0.09      $      (0.51)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and our financial statements and the related notes included in this report.

OVERVIEW

We were founded in 1984 and our common stock became publicly traded in December 1995. We have been profitable in our last fifteen fiscal quarters (excluding the one time IPR&D charge taken in our second quarter of fiscal year 2001).

Revenues

Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales is comprised of absorbable biomaterials products and Angio-Seal(TM)devices we manufacture.

     Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopedics, cardiology, drug/biologics delivery, dental and wound care. In 1997, our biomaterials sales were comprised almost 100% of the absorbable collagen and polymer components of the Angio-Seal supplied to our strategic alliance partner. Since that time we have experienced significant sales growth in our biomaterials products as we have brought in new customers, increased sales to those customers over the past four years, assisted in the development of new product offerings and expanded our marketing activities. In three months ended September 30, 2001, the Angio-Seal components represent only 41% of our total biomaterial sales. We believe this growth will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products.

     Angio-Seal. In the three months ended September 30, 2000 we manufactured and sold 6F Angio-Seal devices to St. Jude Medical to supplement their production requirements. In August 2000, St. Jude Medical transitioned the manufacturing of these devices to their facility. We do not expect any revenue from the manufacture of completed Angio-Seals in the future. The manufacture of the 6F Angio-Seal represented $358,000, or 13% of our total net sales for the three months ended September 30, 2000. While this was a significant portion of our total net sales for the three months ended September 30, 2000, because of the substantial growth of our biomaterials business from fiscal year 2001 to fiscal year 2002, we were able to achieve a 78% increase in net sales despite the loss of the 6F Angio-Seal device manufacturing business.

Research and Development Revenue. Historically, research and development revenue has been derived solely from development work performed on the Angio-Seal. As anticipated, these research and development activities have transitioned to St. Jude Medical and no significant Angio-Seal research and development revenue is expected in the future. Research and development revenue in the three months ended September 30, 2000 was derived from work performed on the Angio-Seal under the research and development agreement with St. Jude Medical. Research and development revenue in the three months ended September 30, 2001 was derived from a National Institute of Standards & Technology (NIST) grant, under which we are researching cartilage regeneration utilizing our porous tissue matrix (PTM) technology. This project will continue through early fiscal year 2003. This grant was acquired in conjunction with our acquisition of THM in September 2000.

Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow as St. Jude Medical continues to expand its sales and marketing efforts and releases future generations of the Angio-Seal. As a result, royalty income will continue to be a significant source of revenue. The unit growth for the three months ended September 30, 2001 over the three months ended September 30, 2000 was partially offset by the reduction in our royalty rate, from 12% to 9%, in accordance with our licensing agreements. This rate reduction occurred during the quarter ended December 31, 2000, when a cumulative one million Angio-Seal units had been sold. There will be one further decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. We anticipate this next reduction will not occur until fiscal year 2005.

Cost of Products Sold. We have experienced an overall increase in gross margin during the three months ended September 30, 2001 reflecting the shift to higher margin sales of biomaterials products and the elimination of lower margin Angio-Seal device sales. In addition, our net sales have increased and we have been able to spread our fixed costs of manufacturing over a greater number of units. We anticipate our gross margin will continue to improve as our biomaterials sales levels increase and our product mix becomes more favorable.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technologies such as the TriActiv(TM) system, absorbable biomaterials products and technologies and other development programs, including expenses under the NIST program. While research and development on the Angio-Seal has become an insignificant portion of our overall development costs, the progression of the TriActiv system into the clinical trial phase and our continued development of proprietary biomaterials products and technologies has offset this decrease. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv system as well as explore opportunities for our other technologies.

Selling, General and Administrative. Selling, general and administrative expenses include general and administrative costs as well as costs related to the marketing of our products. During the three months ended September 30, 2001 and 2000, the costs of our patent litigation are also included within selling, general and administrative expenses. The marketing component of selling, general and administrative expenses has increased as we move toward commercialization of the TriActiv system. We anticipate sales and marketing expenses will continue to increase as we evaluate opportunities for commercialization of the TriActiv system and expand the marketing efforts for our biomaterials business.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues. Revenues increased 51%, to $6.9 million in the three months ended September 30, 2001 from $4.6 million in the three months ended September 30, 2000. Net sales of products increased 78%, to $4.6 million from $2.6 million for the three months ended September 30, 2001 and 2000, respectively. Biomaterials sales increased 106%, as 100% of sales for the three months ended September 30, 2001 (or $4.6 million) were biomaterials sales compared to $2.2 million in the three months ended September 30, 2000. During the three months ended September 2000, we provided St. Jude Medical with 6F Angio-Seal devices for the international and U.S. markets ($358,000 in sales). However, St. Jude Medical transitioned the manufacturing of these devices to their facility in August 2000.

Research and Development Revenues. Research and development revenues increased to $105,000 from $2,000, for the three months ended September 30, 2001 and 2000, respectively. Current year revenues were generated under the NIST articular cartilage development grant acquired in conjunction with the THM acquisition. Research and development revenues for the same period a year earlier were generated by work performed on the Angio-Seal product for St. Jude Medical. As St. Jude Medical has transitioned the Angio-Seal product research and development to their facilities, we do not expect Angio-Seal product research and development revenues in the future.

Royalty Income. Royalty income increased 11% to $2.2 million from $2.0 million in the three months ended September 30, 2001 and 2000, respectively. This increase was achieved despite the contractual 25% reduction in the Angio-Seal royalty rate from 12% to 9% during the quarter ended December 31, 2000 and reflects a greater number of units sold as well as an increase in average selling price for the Angio-Seal. Royalty units increased 43% as approximately 139,000 Angio-Seal units were sold to end-users during the three months ended September 30, 2001 compared to approximately 97,000 units sold during the three months ended September 30, 2000. This unit increase was due to St. Jude Medical's increased sales and marketing efforts and continued strong sales of the 6F and 8F Angio-Seal in the worldwide market.

Cost of Products Sold. Cost of products sold increased 27% to $2.2 million in the three months ended September 30, 2001 from $1.7 million in the three months ended September 30, 2000. In addition, gross margin increased to 52% from 34%. This increase reflects the higher margins on our biomaterials products as well as continued allocation of overhead across greater sales volumes, which results in a decrease in per unit costs.

Research and Development Expense. Research and development expense increased to 65% to $2.7 million in the three months ended September 30, 2001 from $1.6 million in the three months ended September 30, 2000. This increase was mainly attributable to our continued development efforts on the TriActiv system, including clinical trial expenses. We also continued to expand our development efforts on our biomaterials products including our work under the NIST articular cartilage development grant. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative. Selling, general and administrative expense increased 77% to $907,000 in the three months ended September 30, 2001 from $512,000 in the three months ended September 30, 2000. This increase was primarily the result of sales and marketing expenses which increased to $257,000 in the three months ended September 30, 2001 from $77,000 in the three months ended September 30, 2000 related to increased marketing efforts on the TriActiv system and our biomaterials products. In addition, general and administrative expenses increased $180,000, to $617,000 in the three months ended September 30, 2001 from $437,000 in the three months ended September 30, 2000. This was attributable to $110,000 of increased personnel costs to support our current sales and research and development growth as well as an increase in corporate legal fees and general expenses. Litigation expenses for our patent infringement suit increased $31,000, to $34,000 for the three months ended September 30, 2001.

Net Interest Income. Interest expense increased 136% to $61,000 in the three months ended September 30, 2001 from $26,000 in the three months ended September 30, 2000. This increase was the result of interest expense on the THM Biomedical acquisition obligation for a full quarter in the current year as opposed to one month of expense in the prior year. Interest income decreased 12% to $476,000 in the three months ended September 30, 2001 from $539,000 in the three months ended September 30, 2000. This decrease was the result of a decrease in average cash and investment balances, as $6.6 million of the THM Acquisition was paid in cash on September 1, 2000, as well as an overall decline in interest rates .

Other Non-Operating Income (Expense). Other non-operating expense was $4,000 for the three months ended September 30, 2001 and represents a loss on the sale of fixed assets.

Net Income before Income Taxes. Net income before income taxes increased 25%, to $1.5 million from $1.2 million in the three months ended September 30, 2001 and 2000.

Net Income. Net income decreased 18% to $1.0 million in the three months ended September 30, 2001 from $1.2 million in the three months ended September 30, 2000 as a result of $528,00 in income tax expense. This is our first quarter of recognizing income tax expense as a result of the recognition of a tax benefit in fiscal year 2001 related to the realization of certain deferred tax assets which had previously been offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $2.8 million and $1.7 million in the three months ended September 30, 2001 and 2000, respectively. In the three months ended September 30, 2001, changes in asset and liability balances provided $1.3 million of cash, in addition to net income of $1.0 million and non-cash depreciation and amortization of $522,000. In the three months ended September 30, 2000, changes in asset and liability balances provided $56,000 of cash, in addition to net income of $1.2 million and non-cash depreciation and amortization of $431,000.

Our cash, cash equivalents and short-term investments were $30.0 million at September 30, 2001. In addition, we had $2.2 million in restricted investment accounts. We have pledged $2.2 million in investments as collateral to secure bank loans made to employees to pay taxes incurred by these employees when they received common stock at the time of our initial public offering. In exchange for our pledging this collateral, the employees have pledged their common stock to us as collateral.

We have a $4.0 million capital spending plan for fiscal 2002, of which $675,000 has been expended primarily on machinery and equipment. These expenditures are related to the continued expansion of our manufacturing capabilities, principally for our biomaterials and TriActiv product lines.

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

The terms of any future equity financing may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants, which limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise. Our estimate of the time periods for which cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption "Risks Related to Our Business " as well as in our annual report on form 10-K generally.

ACQUISITION OF THM BIOMEDICAL, INC. AND IN-PROCESS RESEARCH AND DEVELOPMENT
CHARGE

On September 1, 2000 we acquired THM Biomedical, Inc. (THM), a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of muskuloskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $228,000. The transaction was financed with $6.6 million in cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon our available borrowing rate of 7.5%) of $3.9 million was recorded as a liability on the Company's financial statements, with a remaining balance of $3.0 million at September 30, 2001.

The $7.6 million IPR&D charge represents the estimated fair value of purchased in-process technology which has not yet reached technological feasibility and has no alternative future use and was comprised of the following projects:
Articular Cartilage ($5.4 million), Bone Fusion ($389,000), Other Bone Applications ($261,000), and Drug Delivery ($1.5 million). Each of the four projects utilizes the core open-cell poly lactic acid (OPLA) technology, a porous tissue matrix (PTM) technology developed by THM. PTM technology facilitates wound healing in both bone and soft tissue and is bioabsorbable at controlled rates for specific functions and tissues. Each of the IPR&D projects utilizes these properties of the PTM technology to address its respective market. For example, the articular cartilage project uses the PTM technology as the foundation for an articular cartilage repair and regrowth product. The total IPR&D value was determined by estimating the stage of completion of each IPR&D project at the date of the acquisition, estimating the costs to develop each IPR&D project into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate in each project takes into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology.

The stage of completion for all projects ranged from 48% to 72% as of the acquisition date with the weighted average completion rate approximately 56%. As of that date, the estimated costs to bring the projects under development to technological feasibility and through clinical trials were approximately $7.3 million.

Since the date of the acquisition, as planned, we have primarily devoted our development efforts on PTM technology to the articular cartilage application and have expended $433,000 on such efforts through September 30, 2001. In addition, we are currently seeking regulatory approval for two proprietary PTM based products with applications in the orthopedics market.

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

Our investment portfolio consists primarily of high quality U.S. government securities and certificates of deposit with an average maturity of eight years. We mitigate default risk by investing in what we believe are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At September 30, 2001, our total portfolio consisted of approximately $23.0 million of investments, with maturities ranging from one to fifteen years. Additionally, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We have $3.0 million in outstanding debt at September 30, 2001 related to the acquisition of THM.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This document and other documents we have filed with the Securities and Exchange Commission (SEC) have forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements might include one or more of the following:

- Projections of revenues, income earnings per share, capital expenditures, capital structure or other financial items;
- Descriptions of plans or objectives of management for future operations, products or services, including future acquisition objectives;
-    Forecasts of future economic performance; and
-    Descriptions of assumptions underlying or relating to any of the foregoing

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe", "expect", "anticipate", "intend", "plan", "estimate", or words of similar meaning, or future conditional verbs such as "will", "would", "should", "could" or "may". Such statements give our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Some of these factors are described as "Risks Related to our Business" below. Factors relating to the regulation and supervision of our company are also described or incorporated in our Annual Report on Form 10-K filed with the SEC. There are other factors besides those described or incorporated in this report or in the Form 10-K that could cause actual conditions, events or results to differ from those in the forward-looking statements.

Forward-looking statements speak only as of the day they are made. We do not undertake to publicly update or revise forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

RISKS RELATED TO OUR BUSINESS

There are many risk factors that could adversely affect our business, operating results and financial condition. These risk factors, described in detail in our Annual Report on Form 10-K, include but are not limited to:

-   the success of our biomaterials products;
- our dependence on our biomaterials customers for marketing and obtaining regulatory approval for their products;
-   our ability to obtain regulatory approvals for the TriActiv system;
- subsequent to regulatory approval, the successful commercialization of the TriActiv system;
-   our reliance on revenues from the Angio-Seal product line;
- the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;
- our ability to obtain any additional required funding for future development and marketing of the TriActiv product as well as our biomaterials products;
- the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and or changes in customer requirements;
-   the acceptance of our products by the medical community;
-   our dependence on key vendors and key personnel;
- the use of hazardous materials which could expose us to future environmental liabilities;
- our failure to expand our management systems and controls to support anticipated growth;
- the ownership of our stockholders may be diluted by future acquisitions or strategic alliances;
- risks related to our intellectual property, including patent and proprietary rights and trademarks; and
- risks related to our industry including potential for litigation, ability to obtain reimbursement for our products and our products exposure to extensive government regulation.

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

                 3.3  Second Amended and Restated Bylaws

         B.      Reports on Form 8-K.

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KENSEY NASH CORPORATION


Date:    November 14, 2001                   By: /s/  Wendy F. DiCicco
                                                 -------------------------------
                                                 Wendy F. DiCicco
                                                 Chief Financial Officer