Form 10-Q
period 2001-12-31
KENSEY NASH CORP
filed 2002-02-14
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: DECEMBER 31, 2001

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

         As of January 31, 2002, there were outstanding 10,714,544 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION
                         QUARTER ENDED DECEMBER 31, 2001


                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
                           Consolidated Balance Sheets
                             as of December 31, 2001 (Unaudited) and June 30, 2001.........................      3

                           Consolidated Statements of Operations
                             for the three and six months ended December 31, 2001
                             and 2000 (Unaudited)..........................................................      4

                           Consolidated Statements of Stockholders' Equity as of
                             December 31, 2001 (Unaudited) and June 30, 2001...............................      5

                           Consolidated Statements of Cash Flows
                             for the six months ended December 31, 2001 and 2000 (Unaudited)...............      6

                           Notes to Consolidated Financial Statements (Unaudited)..........................      7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................     10


PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................     18


SIGNATURES.................................................................................................     19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                               DECEMBER 31,
ASSETS                                                                             2001          JUNE 30,
CURRENT ASSETS:                                                                 (UNAUDITED)        2001
                                                                               ------------    ------------
  Cash and cash equivalents                                                    $  6,241,383    $  2,841,963
  Investments                                                                    25,716,804      24,164,887
  Trade receivables, net of allowance for doubtful accounts of $26,456
     and $1,000 at December 31, 2001 and June 30, 2001, respectively              2,412,362       4,623,456
  Royalties receivable                                                            2,356,539       2,270,091
  Officer loans                                                                   1,207,299       1,170,276
  Other receivables (including approximately $335,545 and $41,000 at
     December 31, 2001 and June 30, 2001, respectively, due from employees)         536,217         244,601
  Inventory                                                                       2,192,983       1,321,511
  Deferred tax asset, current portion                                             1,163,727       2,318,741
  Prepaid expenses and other                                                      1,050,254         512,099
                                                                               ------------    ------------

         Total current assets                                                    42,877,568      39,467,625
                                                                               ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements                                                          5,676,760       5,676,760
  Machinery, furniture and equipment                                             10,240,453       7,853,177
  Construction in progress                                                          863,483       1,606,181
                                                                               ------------    ------------

         Total property, plant and equipment                                     16,780,696      15,136,118
  Accumulated depreciation                                                       (7,027,365)     (6,105,575)
                                                                               ------------    ------------
         Net property, plant and equipment                                        9,753,331       9,030,543
                                                                               ------------    ------------

OTHER ASSETS:
  Restricted investments                                                          2,113,072       2,231,251
  Property under capital leases, net                                                                  1,525
  Deferred tax asset, non-current portion                                         2,105,837       2,125,407
  Acquired patents, net of accumulated amortization of $1,028,180 and
     $896,666 at December 31, 2001 and June 30, 2001, respectively                3,068,187       3,199,700
  Goodwill, net of accumulated amortization of $100,037 at December 31, 2001
     and June 30, 2001                                                            3,284,303       3,284,303
                                                                               ------------    ------------
         Total other assets                                                      10,571,399      10,842,186
                                                                               ------------    ------------

TOTAL                                                                          $ 63,202,298    $ 59,340,354

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $  1,446,737    $  1,891,484
  Accrued expenses                                                                  909,431         544,268
  Current portion of debt and capital lease obligations                             943,200         910,738
  Deferred revenue                                                                  232,194         123,352
                                                                               ------------    ------------

         Total current liabilities                                                3,531,562       3,469,842
                                                                               ------------    ------------

LONG TERM PORTION OF DEBT AND CAPITAL LEASE OBLIGATIONS                           1,829,026       2,309,385
                                                                               ------------    ------------

         Total liabilities                                                        5,360,588       5,779,227
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at December 31, 2001 and June 30, 2001
  Common stock, $.001 par value, 25,000,000 shares authorized,
     10,713,384 and 10,509,431 shares issued and outstanding at
     December 31, 2001 and June 30, 2001,  respectively                              10,713          10,509
  Capital in excess of par value                                                 66,024,280      63,974,745
  Accumulated deficit                                                            (8,003,865)    (10,196,713)
  Accumulated other comprehensive income                                           (189,418)       (227,414)
                                                                               ------------    ------------

         Total stockholders' equity                                              57,841,710      53,561,127
                                                                               ------------    ------------

TOTAL                                                                          $ 63,202,298    $ 59,340,354
                                                                               ============    ============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------


                                                      Three Months Ended             Six Months Ended
                                                         December 31,                   December 31,
                                                ----------------------------    ----------------------------
                                                     2001            2000            2001            2000
REVENUES:
  Net sales                                     $  4,257,699    $  3,096,225    $  8,850,878    $  5,680,965
  Research and development                           175,299         115,000         280,733         116,843
  Royalty income                                   2,358,267       1,925,471       4,570,100       3,922,455
                                                ------------    ------------    ------------    ------------
           Total revenues                          6,791,265       5,136,696      13,701,711       9,720,263
                                                ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                            2,029,582       1,611,932       4,165,209       3,326,755
  Research and development                         2,366,136       1,578,222       5,110,663       3,215,272
  Selling, general and administrative                995,906         794,903       1,906,334       1,311,530
  In-process research and development charge                       7,593,597                       7,593,597
                                                ------------    ------------    ------------    ------------
           Total operating costs and expenses      5,391,624      11,578,654      11,182,206      15,447,154
                                                ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                      1,399,641      (6,441,958)      2,519,505      (5,726,891)
                                                ------------    ------------    ------------    ------------

OTHER INCOME:
  Interest income                                    478,985         480,360         955,070       1,019,062
  Interest expense                                   (59,610)        (75,907)       (120,234)       (101,610)
  Other                                               (2,275)            400          (6,481)            400
                                                ------------    ------------    ------------    ------------
           Total other income - net                  417,100         404,853         828,355         917,852
                                                ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                  1,816,741      (6,037,105)      3,347,860      (4,809,039)
Income tax expense                                  (626,776)                     (1,155,012)
                                                ------------    ------------    ------------    ------------
NET INCOME (LOSS)                               $  1,189,965    $ (6,037,105)   $  2,192,848    $ (4,809,039)
                                                ============    ============    ============    ============

BASIC EARNINGS (LOSS) PER SHARE                 $       0.11    $      (0.58)   $       0.21    $      (0.46)
                                                ============    ============    ============    ============
DILUTED EARNINGS (LOSS) PER SHARE               $       0.11    $      (0.58)   $       0.20    $      (0.46)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              10,664,773      10,459,568      10,601,932      10,457,993
                                                ============    ============    ============    ============

DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              11,322,039      10,459,568      11,207,860      10,457,993
                                                ============    ============    ============    ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                         ACCUMULATED
                                                               CAPITAL                       OTHER     COMPREHENSIVE
                                           COMMON STOCK       IN EXCESS    ACCUMULATED  COMPREHENSIVE     INCOME /
                                        -------------------    OF PAR        DEFICIT    (LOSS) / GAIN      (LOSS)       TOTAL
                                          SHARES    AMOUNT      VALUE
BALANCE, JUNE 30, 1999                   7,470,710  $ 7,470  $37,697,452   $(18,562,619)  $(241,402)                  $18,900,901
 Shares issued upon Secondary Offering   2,959,000    2,959   26,247,007                                               26,249,966
 Secondary Offering costs                                       (501,241)                                                (501,241)
 Exercise of stock options                  25,789       26      246,824                                                  246,850
 Net income                                                                   4,749,164                 $4,749,164      4,749,164
 Comprehensive loss                                                                        (241,284)      (241,284)      (241,284)
                                                                                                        ----------
 Comprehensive income                                                                                   $4,507,880
                                                                                                        ==========
                                        ----------  -------   ----------    ------------   --------                    ----------
BALANCE, JUNE 30, 2000                  10,455,499   10,455   63,690,042    (13,813,455)   (482,686)                   49,404,356
                                        ----------  -------   ----------    ------------   --------                    ----------
 Secondary Offering costs                                       (212,681)                                                (212,681)
 Exercise of stock options                  53,932       54      497,384                                                  497,438
 Net income                                                                   3,616,742                 $3,616,742      3,616,742
 Comprehensive gain                                                                         255,272        255,272        255,272
                                                                                                        ----------
 Comprehensive income                                                                                   $3,872,014
                                        ----------  -------  -----------   -------------  ---------     ==========    -----------
BALANCE, JUNE 30, 2001                  10,509,431  $10,509  $63,974,745   $(10,196,713)  $(227,414)                  $53,561,127
                                        ----------  -------  -----------   -------------  ---------                   -----------
 Exercise of stock options                 203,953      204    2,049,535                                                2,049,739
 Net income                                                                   2,192,848                 $2,192,848      2,192,848
 Comprehensive loss                                                                          37,996         37,996         37,996
                                                                                                        ----------
 Comprehensive income                                                                                   $2,230,844
                                        ----------  -------  -----------   -------------  ---------     ==========    -----------
BALANCE, DECEMBER 31, 2001              10,713,384  $10,713  $66,024,280   $ (8,003,865)  $(189,418)                  $57,841,710
                                        ==========  =======  ===========   =============  =========                   ===========

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                        SIX MONTHS ENDED
                                                                            DECEMBER 31,
                                                                   -----------------------------
                                                                       2001            2000
OPERATING ACTIVITIES:
  Net income (loss)                                                $  2,192,848    $ (4,809,039)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                  1,054,828         934,783
       In-process research and development charge                                     7,593,597
  Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                            1,796,007          84,944
       Deferred tax asset                                             1,174,584
       Prepaid expenses and other current assets                       (538,155)       (105,586)
       Inventory                                                       (871,472)       (350,382)
       Accounts payable and accrued expenses                            (79,584)       (589,706)
       Deferred revenue                                                 108,842        (288,850)
                                                                   ------------    ------------
        Net cash provided by operating activities                     4,837,898       2,469,761
                                                                   ------------    ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                         (1,644,578)     (1,248,063)
  Acquisition of THM Biomedcal, Inc.                                                 (6,771,087)
  Redemption of investments                                           9,535,000
  Purchase of investments                                           (10,930,742)     (4,153,462)
                                                                   ------------    ------------
        Net cash used in investing activities                        (3,040,320)    (12,172,612)
                                                                   ------------    ------------

FINANCING ACTIVITIES:
  Principal payments under capital leases                                (1,937)         (5,898)
  Repayments of long term debt                                         (445,960)       (186,088)
  Secondary offering costs                                                             (212,326)
  Exercise of stock options                                           2,049,739          37,137
                                                                   ------------    ------------
        Net cash provided by (used in) financing activities           1,601,842        (367,175)
                                                                   ------------    ------------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     3,399,420     (10,070,026)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        2,841,963      24,117,502
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  6,241,383    $ 14,047,476
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                           $    120,234    $    101,610
                                                                   ============    ============
  Cash paid for income taxes                                       $     80,000    $
                                                                   ============    ============


See notes to consolidated financial statements.

                             KENSEY NASH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  --CONSOLIDATED FINANCIAL STATEMENTS

    BASIS OF PRESENTATION
    The consolidated balance sheet at December 31, 2001, the consolidated statements of operations for the three and six months ended December 31, 2001 and 2000 and the consolidated statements of cash flows for the six months ended December 31, 2001 and 2000 have been prepared by Kensey Nash Corporation (the Company) and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented have been made.

    Certain information and note disclosures normally included in the Company's annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the period ended December 31, 2001 are not necessarily indicative of operating results for the full year.

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

    EXPORT SALES
    There were $104,617 and $264,489 in export sales from the Company's U.S. operations to unaffiliated customers in Europe in the three and six months ended December 31, 2001, respectively. There were no export sales in the three and six months ended December 31, 2000.

    REVENUE RECOGNITION
    The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB
    101). Accordingly, sales revenue is recognized when the related product is shipped. Revenue under research and development contracts is recognized as the related costs are incurred. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed.

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

    COMPREHENSIVE INCOME
    The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive loss is shown in the consolidated statements of shareholders' equity at December 31, 2001, June 30, 2001, 2000 and 1999, and is solely comprised of unrealized gains and losses on the Company's available-for-sale securities. The tax effect of other comprehensive income for the six months ended December 31, 2001 and for the fiscal years ended June 30, 2001 and 2000 was $98,000, $117,000 and $0, respectively.

    RECENT PRONOUNCEMENTS
    In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which were effective July 1, 2001 for the Company, as the Company early adopted SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized upon adoption of this standard, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives. The Company recorded $100,036 in goodwill amortization expense for the year ended June 30, 2001. Goodwill amortization expense for the year ending June 30, 2002 would have been $205,111 if the Company had decided not to early adopt SFAS 142. The early adoption of SFAS 142 did not result in the reclassification of any intangible assets, changes in the amortization periods for those intangible assets with definite lives or in the impairment of any intangible assets. In accordance with the provisions of SFAS 142, the Company has done an evaluation of goodwill for impairment and determined that no impairment has occurred as of December 31, 2001.

    The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which will both be effective for the Company's fiscal year beginning July 1, 2002. The Company is currently evaluating all of the provisions of SFAS 143 and SFAS 144 and is, therefore, not presently able to quantify the impact of adoption.

NOTE 2  -- INVENTORY
    Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                   DECEMBER 31,       JUNE 30,
                                       2001             2001
                                   ------------       ----------

          Raw materials              $1,726,634       $1,062,626
          Work in process               466,349          240,451
          Finished Goods                                  18,434
                                     ----------       ----------
          Total                      $2,192,983       $1,321,511
                                     ==========       ==========

NOTE 3 -- COMMITMENTS AND CONTINGENCIES
    As of December 31, 2001, the Company has pledged $2,113,072 in investments as collateral to secure certain bank loans to officers which were used by such officers for the payment of taxes incurred as the result of the receipt of Common Stock at the Company's initial public offering in December 1995. In exchange for the Company pledging collateral for such loans, each affected officer has pledged their Common Stock as collateral to the Company. The loans are repayable at the sooner of the sale of the officer's stock or December 2002. The balance outstanding on such officer loans was $2,030,620 at December 31, 2001.

NOTE 4 -- INCOME TAXES

    As of June 30, 2001, the Company had net operating loss (NOL) carryforwards for federal and state tax purposes totaling $5.4 and $20.0 million, respectively. A portion of the NOL may be subject to various statutory limitations as to its usage.

    The Company recognized income tax expense for the first time in the quarter ended September 30, 2001 as a result of the recognition of a tax benefit in fiscal year 2001 related to the realization of certain deferred tax assets which had previously been offset by a valuation allowance.

NOTE 5 -- THM ACQUISITION

    On September 1, 2000 the Company acquired THM Biomedical, Inc. (THM), a developer of porous, biodegradable, tissue-engineering products for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $239,000. The transaction was financed with $6.6 million of the Company's cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,000 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's available borrowing rate of 7.5%) of $3.8 million was recorded as a liability on the Company's financial statements, with a remaining balance of $2.8 million at December 31, 2001.

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

    Assets                                               $   400
    Accrued expenses and other liabilities                  (702)
    In-process research and development                    7,594
    Excess of cost over net assets acquired (goodwill)     3,384
                                                         -------
                                                         $10,676
                                                         =======

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

    The following unaudited pro-forma financial information assumes that the acquisition had occurred as of the beginning of the earliest period presented:

                                        SIX MONTHS             SIX MONTHS
                                           ENDED                  ENDED
                                         12/31/01               12/31/00
                                        ------------           ------------
    Total revenue                       $ 13,701,711           $ 10,987,158
                                        ============           ============
    IPR&D Charge                        $      --              $ (7,593,597)
                                        ============           ============
    Net income                          $  2,192,848           $ (3,834,430)
                                        ============           ============
    Basic earnings per share            $       0.21           $      (0.37)
                                        ============           ============
    Diluted earnings per share          $       0.20           $      (0.37)
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in this report.

OVERVIEW

We were founded in 1984 and our common stock became publicly traded in December 1995. We have been profitable in our last sixteen fiscal quarters (excluding the one time IPR&D charge taken in our second quarter of fiscal year 2001).

Revenues

Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales is comprised of absorbable biomaterials products and Angio-Seal(TM)devices we manufactured and sold to St. Jude Medical.

         Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopedics, cardiology, drug/biologics delivery, dental and wound care. In 1997, our biomaterials sales were comprised almost 100% of the absorbable collagen and polymer components of the Angio-Seal supplied to our strategic alliance partner. Since that time we have experienced significant sales growth in our biomaterials products as we have brought in new customers, increased sales to those customers over the past four years, assisted in the development of new product offerings and expanded our marketing activities. We believe this growth will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products. In the three and six months ended December 31, 2001, the Angio-Seal components represent only 33% and 38% of our total biomaterial sales, respectively.

         Angio-Seal. In August 2000, St. Jude Medical transitioned the manufacturing of 6F Angio-Seal devices from Kensey Nash to their facility. We do not expect any revenue from the manufacture of completed Angio-Seal devices in the future. The manufacture of the 6F Angio-Seal represented $358,000, or 6% of our total net sales for the six months ended December 31, 2000. For the six months ended December 31, 2001, we experienced 56% growth in our net sales despite the loss of the 6F Angio-Seal device manufacturing business.

Research and Development Revenue. Research and development revenue in the three and six months ended December 31, 2000 was derived from a National Institute of Standards & Technology (NIST) grant, under which we are researching cartilage regeneration utilizing our porous tissue matrix (PTM) technology. This project will continue through early fiscal year 2003. This grant was acquired in conjunction with our acquisition of THM in September 2000. In addition, in October 2001 we received a second NIST grant, under which we are researching a synthetic vascular graft also utilizing our porous tissue matrix (PTM) technology. This project will continue through early fiscal year 2005.

Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow as St. Jude Medical continues to expand its sales and marketing efforts and releases future generations of the Angio-Seal. As a result, royalty income will continue to be a significant source of revenue. The unit growth for the three and six months ended December 31, 2001 over the three and six months ended December 31, 2000 was partially offset by the reduction in our royalty rate, from 12% to 9%, in accordance with our licensing agreements. This rate reduction occurred during the quarter ended December 31, 2000, when a cumulative one million Angio-Seal units had been sold. There will be one further decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. We anticipate this next reduction will not occur until fiscal year 2005.

Cost of Products Sold. We have experienced an overall increase in gross margin during the three and six months ended December 31, 2001 reflecting the higher volume of our biomaterials products and the elimination of lower margin Angio-Seal device sales. This increase in sales volume allows us to spread our fixed costs of manufacturing over a greater number of units. We anticipate our gross margin will continue to improve as our biomaterials sales levels increase and our product mix becomes more favorable.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technologies such as the TriActiv(TM) system, absorbable biomaterials products and technologies and other development programs, including expenses under the NIST program. While we no longer perform research and development on the Angio-Seal, the progression of the TriActiv system into the clinical trial phase and our continued development of proprietary biomaterials products and technologies has offset this decrease. In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv system, which allows commercial sale of the product in the European union. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv system in the United States as well as explore opportunities for our other technologies.

Selling, General and Administrative. Selling, general and administrative expenses include general and administrative costs as well as costs related to the marketing of our products. During the three and six months ended December 31, 2001 and 2000, the costs of our patent litigation are also included within selling, general and administrative expenses. The marketing component of selling, general and administrative expenses has increased as we move toward commercialization of the TriActiv system in both Europe and the United States. We received CE Mark approval for the TriActiv System in January 2002. During the quarter ended December 31, 2001 we established a subsidiary in Germany and hired a Vice President of European sales. We will continue to add personnel to our European marketing team as we will be selling the TriActiv system direct to the market in Germany and are in the process of identifying distributors for the rest of Europe. We anticipate sales and marketing expenses will continue to increase as we will launch the product in Europe in our fourth fiscal quarter of 2002. We also continue to evaluate opportunities for commercialization of the TriActiv system in the United States and expand the marketing efforts for our biomaterials business.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenues. Revenues increased 32% to $6.8 million in the three months ended December 31, 2001 from $5.1 million in the three months ended December 31, 2000. Net sales of products increased 38%, to $4.3 million from $3.1 million for the three months ended December 31, 2001 and 2000, respectively. Net sales for the three months ended December 31, 2001 and 2000 consisted entirely of biomaterials sales. The final shipment of Angio-Seal devices was made in the three months ended September 30, 2000.

Research and Development Revenues. Research and development revenues increased 52% to $175,000 from $115,000 for the three months ended December 30, 2001 and 2000, respectively. Prior year revenues were generated under the NIST articular cartilage development grant acquired in conjunction with the THM acquisition. The increase over the prior year reflects the addition of a second NIST grant for synthetic vascular graft research in October 2001.

Royalty Income. Royalty income increased 22% to $2.4 million from $1.9 million in the three months ended December 31, 2001 and 2000, respectively. This increase was achieved despite the contractual 25% reduction in the Angio-Seal royalty rate from 12% to 9% during the quarter ended December 31, 2000 and reflects a greater number of units sold as well as an increase in average selling price for the Angio-Seal. Royalty units increased 34% as approximately 153,000 Angio-Seal units were sold to end-users during the three months ended December 31, 2001 compared to approximately 114,000 units sold during the three months ended December 31, 2000. This unit increase was due to St. Jude Medical's increased sales and marketing efforts and continued strong sales of the 6F and 8F Angio-Seal in the worldwide market.

Cost of Products Sold. Cost of products sold increased 26% to $2.0 million in the three months ended December 31, 2001 from $1.6 million in the three months ended December 31, 2000. While overall cost of products sold increased, gross margin also increased to 52% from 48%. This increase reflects the higher margins on our biomaterials products as well as continued allocation of overhead across greater sales volumes, which results in a decrease in per unit costs.

Research and Development Expense. Research and development expense increased 50% to $2.4 million in the three months ended December 31, 2001 from $1.6 million in the three months ended December 31, 2000. This increase was mainly attributable to our continued development efforts on the TriActiv system, including clinical trial expenses. We also continued to expand our development efforts on our biomaterials products including our work under the NIST articular cartilage development grant. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative. Selling, general and administrative expense increased 25% to $996,000 in the three months ended December 31, 2001 from $795,000 in the three months ended December 31, 2000. This increase was primarily the result of sales and marketing expenses which increased to $325,000 in the three months ended December 31, 2001 from $190,000 in the three months ended December 31, 2000 related to primarily to increased marketing efforts on the TriActiv system. In addition, general and administrative expenses increased $69,000, to $655,000 in the three months ended December 31, 2001 from $586,000 in the three months ended December 31, 2000. This was primarily attributable to $65,000 of increased personnel costs in our human resources, management information systems (MIS) and finance departments to support our continued growth. Litigation expenses for our patent infringement suit, which are included in selling, general and administrative expense, decreased to $16,000 for the three months ended December 31, 2001 from $19,000 from the three months ended December 31, 2000.

Net Interest Income. Interest expense decreased 21% to $60,000 in the three months ended December 31, 2001 from $76,000 in the three months ended December 31, 2000. This decrease was the result of a lower principal balance on the THM Biomedical acquisition obligation as we have made four quarterly payments to date. Interest income decreased slightly to $479,000 in the three months ended December 31, 2001 from $480,000 in the three months ended December 31, 2000. Although our cash and investment balances have increased, this has been offset by lower interest rates.

Other Non-Operating Income (Expense). Other non-operating expense was $2,000 for the three months ended December 31, 2001 and represents a loss on the disposal of fixed assets.

Net Income. Net income increased to $1.2 million in the three months ended December 31, 2001 from a net loss of $6.0 million in the three months ended December 31, 2000. Net income for the three months ended December 31, 2001 was the result of $1.8 million of income before income taxes and a $627,000 charge for income taxes. This is our second quarter of recognizing income tax expense as a result of the recognition of a tax benefit in fiscal year 2001 related to the realization of certain deferred tax assets which had previously been offset by a valuation allowance. The $6.0 million net loss for the three months ended December 31, 2000 was the result of the $7.6 million IPR&D charge. Prior to this charge, net income would have been $1.6 million. There was no income tax expense for this period.


COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenues. Revenues increased 41% to $13.7 million in the six months ended December 31, 2001 from $9.7 million in the six months ended December 31, 2000. Net sales of products increased 56%, to $8.9 million from $5.7 million for the six months ended December 31, 2001 and 2000, respectively. Biomaterials sales increased 60%, as the $8.9 million of sales for the six months ended December 31, 2001 were entirely biomaterials sales compared to $5.3 million in the six months ended December 31, 2000. The six months ended December 2000 included $358,000 of Angio-Seal device sales to St. Jude Medical. St. Jude Medical transitioned the manufacturing of these devices to their facility in August 2000.

Research and Development Revenues. Research and development revenues increased 40% to $281,000 from $117,000 for the six months ended December 30, 2001 and 2000, respectively. Prior year revenues were generated under the NIST articular cartilage development grant acquired in conjunction with the THM acquisition.

The increase over the prior year reflects the addition of a second NIST grant for synthetic vascular graft research in October 2001.

Royalty Income. Royalty income increased 17% to $4.6 million from $3.9 million in the six months ended December 31, 2001 and 2000, respectively. This increase was achieved despite the contractual 25% reduction in the Angio-Seal royalty rate, from 12% to 9%, during the quarter ended December 31, 2000 and reflects a greater number of units sold as well as an increase in average selling price for the Angio-Seal. Royalty units increased 38% as approximately 292,000 Angio-Seal units were sold to end-users during the six months ended December 31, 2001 compared to approximately 211,000 units sold during the six months ended December 31, 2000. This unit increase was due to St. Jude Medical's increased sales and marketing efforts and continued strong sales of the 6F and 8F Angio-Seal in the worldwide market.

Cost of Products Sold. Cost of products sold increased 25% to $4.2 million in the six months ended December 30, 2001 from $3.3 million in the six months ended December 31, 2000. While overall cost of products sold increased, gross margin also increased to 53% from 41%. This increase reflects the high margins on our biomaterials products as well as continued allocation of overhead across greater sales volumes, which results in a decrease in per unit costs.

Research and Development Expense. Research and development expense increased to 59% to $5.1 million in the six months ended December 31, 2001 from $3.2 million in the six months ended December 31, 2000. This increase was mainly attributable to our continued development efforts on the TriActiv system, including clinical trial expenses. We also continued to expand our development efforts on our biomaterials products including our work under the NIST articular cartilage and synthetic vascular graft development grants. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative. Selling, general and administrative expense increased 45% to $1.9 million in the six months ended December 31, 2001 from $1.3 million in the six months ended December 31, 2000. This increase was primarily the result of sales and marketing expenses which increased to $591,000 in the six months ended December 31, 2001 from $267,000 in the six months ended December 31, 2000 related primarily to increased marketing efforts on the TriActiv system as we prepare for the commercial launch of this product in Europe in the fourth fiscal quarter of 2002 and continue to evaluate our market strategy for the U.S. In addition, general and administrative expenses increased 24%, or $246,000, to $1.3 million in the six months ended December 31, 2001 from $1.0 million in the six months ended December 31, 2000. This was attributable to $170,000 of increased personnel costs in our human resources, management information systems (MIS) and finance departments to support our continued growth. Litigation expenses for our patent infringement suit increased to $50,000 for the six months ended December 31, 2001 from $4,000 from the six months ended December 31, 2000. These costs related to our motion for reconsideration of prior orders and subsequent filing of appeal, which occurred in November 2001.

Net Interest Income. Interest expense increased 18% to $120,000 in the six months ended December 31, 2001 from $102,000 in the six months ended December 31, 2000. This increase was the result of interest expense on the THM Biomedical acquisition obligation for a full six months in the current year as opposed to four months of expense in the prior year. Interest income decreased slightly to $955,000 in the six months ended December 31, 2001 from $1.0 million in the six months ended December 31, 2000. Although our cash and investment balances have increased, this has been offset by lower interest rates.

Other Non-Operating Income (Expense). Other non-operating expense was $6,000 for the six months ended December 31, 2001 and represents a loss on the disposal of fixed assets.

Net Income. Net income increased to $2.2 million in the six months ended December 31, 2001 from a net loss of $4.8 million in the six months ended December 31, 2000. Net income for the six months ended December 31, 2001 was the result of $3.3 million of income before income taxes and a $1.2 million charge for income taxes. This is our first fiscal year of recognizing income tax expense as a result of the recognition of a tax benefit in fiscal year 2001 related to the realization of certain deferred tax assets which had previously been offset by a valuation allowance. The $4.8 million net loss for the six months ended December 31, 2000 was the result of the $7.6 million IPR&D charge. Prior to this charge, net income would have been $2.8 million. There was no income tax expense for this period.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $4.8 million and $2.5 million in the six months ended December 31, 2001 and 2000, respectively. In the six months ended December 31, 2001, changes in asset and liability balances provided $1.6 million of cash, in addition to net income of $2.2 million and non-cash depreciation and amortization of $1.1 million. In the six months ended December 31, 2000, changes in asset and liability balances used $1.2 million of cash. The net loss of $4.8 million was offset by the $7.6 million and $935,000 non-cash charges for the write-off of in-process research and development and depreciation and amortization, respectively.

Our cash, cash equivalents and short-term investments were $32.0 million at December 31, 2001. In addition, we had $2.1 million in restricted investment accounts. We have pledged $2.1 million in investments as collateral to secure bank loans made to employees to pay taxes incurred by these employees when they received common stock at the time of our initial public offering. In exchange for our pledging this collateral, the employees have pledged their common stock to us as collateral.

We have a $4.1 million capital spending plan for fiscal 2002, of which $1.6 million has been spent primarily on machinery and equipment. These expenditures are related to the continued expansion of our manufacturing capabilities for our biomaterials and TriActiv product lines.

We have a $2.8 million obligation to the shareholders of THM Biomedical, Inc., a company we acquired in September 2000 (see below). The obligation is due in equal quarterly installments of $281,250 which began on December 31, 2000 and end on September 30, 2004.

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals to expand our facilities to accomodate the manufacturing of the TriActiv and our expanding base of biomaterials products and to continue to expand research and development activities, particularly for the TriActiv system and our biomaterials products. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating and capital requirements through at least fiscal 2003. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies, the cost and timing of our efforts to expand our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products. There can be no assurance that we will record profits in future periods.

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

ACQUISITION OF THM BIOMEDICAL, INC. AND IN-PROCESS RESEARCH AND DEVELOPMENT
CHARGE

On September 1, 2000 we acquired THM Biomedical, Inc. (THM), a developer of porous, biodegradable, tissue-engineering products for the repair and replacement of muskuloskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $228,000. The transaction was financed with $6.6 million in cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon our available borrowing rate of 7.5%) of $3.9 million was recorded as a liability on the Company's financial statements, with a remaining balance of $2.8 million at December 31, 2001.

The $7.6 million IPR&D charge represented the estimated fair value of purchased in-process technology which had not yet reached technological feasibility and had no alternative future use and was comprised of the following projects:
Articular Cartilage ($5.4 million), Bone Fusion ($389,000), Other Bone Applications ($261,000), and Drug Delivery ($1.5 million). Each of the four projects utilizes the core open-cell poly lactic acid (OPLA) technology, a porous tissue matrix (PTM) technology developed by THM. PTM technology facilitates wound healing in both bone and soft tissue and is bioabsorbable at controlled rates for specific functions and tissues. Each of the IPR&D projects utilizes these properties of the PTM technology to address its respective market. For example, the articular cartilage project uses the PTM technology as the foundation for an articular cartilage repair and regrowth product. The total IPR&D value was determined by estimating the stage of completion of each IPR&D project at the date of the acquisition, estimating the costs to develop each IPR&D project into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate in each project takes into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology.

The stage of completion for all projects ranged from 48% to 72% as of the acquisition date with the weighted average completion rate approximately 56%. As of that date, the estimated costs to bring the projects under development to technological feasibility and through clinical trials were approximately $7.3 million.

Since the date of the acquisition, as planned, we have primarily devoted our development efforts of PTM technology to the articular cartilage application and have expended $545,000 on such efforts through December 31, 2001. In addition, in October 2001 we received regulatory approval for a proprietary PTM based product, Improvise, which is a cement flow restrictor, with applications in the orthopedics market. We are also seeking regulatory approval on a second proprietary PTM based orthopedic product.

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

Our investment portfolio consists primarily of high quality U.S. government securities and certificates of deposit with an average maturity of eight years. We mitigate default risk by investing in what we believe are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At December 31, 2001, our total portfolio consisted of approximately $25.8 million of investments, with maturities ranging from one to fifteen years. Additionally, we generally hold securities until the earlier of their call or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We have $2.8 million in outstanding debt at December 31, 2001 related to the acquisition of THM.

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

RISKS RELATED TO OUR BUSINESS

There are many risk factors that could adversely affect our business, operating results and financial condition. These risk factors, described in detail in our Annual Report on Form 10-K, include but are not limited to:

-  the continued growth and success of our biomaterials products;
- our dependence on our biomaterials customers for marketing and obtaining regulatory approval for their products;
- successful commercialization of the Tri-Activ system in the European community;

- our ability to obtain regulatory approval for the TriActiv system in the United States;
- subsequent to regulatory approval, the successful commercialization of the TriActiv system;
-  our reliance on revenues from the Angio-Seal product line;
- the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;
- our ability to obtain any additional required funding for future development and marketing of the TriActiv product as well as our biomaterials products;
- the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and or changes in customer requirements;
-  the acceptance of our products by the medical community;
-  our dependence on key vendors and key personnel;
- the use of hazardous materials which could expose us to future environmental liabilities;
- our failure to expand our management systems and controls to support anticipated growth;
- the ownership of our stockholders may be diluted by future acquisitions or strategic alliances;
- risks related to our intellectual property, including patent and proprietary rights and trademarks; and
- risks related to our industry including potential for litigation, ability to obtain reimbursement for our products and our products exposure to extensive government regulation.

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

A. Exhibits.

   10.15 Form of Executive Officer Employment Agreement

B. Reports on Form 8-K.

   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KENSEY NASH CORPORATION


Date:    February 14, 2002                By:  /s/ Wendy F. DiCicco
                                              ----------------------------------

Wendy F. DiCicco
Chief Financial Officer