Form 10-Q
period 2002-03-31
KENSEY NASH CORP
filed 2002-05-15
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: MARCH 31, 2002

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of April 30, 2002, there were outstanding 10,734,360 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION
                          QUARTER ENDED MARCH 31, 2002


                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
                           Consolidated Balance Sheets
                             as of March 31, 2002 (Unaudited) and June 30, 2001............................      3

                           Consolidated Statements of Operations
                             for the three and nine months ended March 31, 2002
                             and 2001 (Unaudited)..........................................................      4

                           Consolidated Statements of Stockholders' Equity as of
                             March 31, 2002 (Unaudited) and June 30, 2001..................................      5

                           Consolidated Statements of Cash Flows
                             for the nine months ended March 31, 2002 and 2001 (Unaudited).................      6

                           Condensed Notes to Consolidated Financial Statements (Unaudited)................      7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................     11


PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................     19


SIGNATURES.................................................................................................     20


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                              MARCH 31,
                                                                                2002           JUNE 30,
                                                                             (UNAUDITED)         2001
                                                                            ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $  4,061,416    $  2,841,963
  Investments                                                                 26,603,487      24,164,887
  Trade receivables, net of allowance for doubtful accounts of $106,422
     and $1,000 at March 31, 2002 and June 30, 2001, respectively              2,945,934       4,623,456
  Royalties receivable                                                         2,813,445       2,270,091
  Officer loans                                                                1,855,312       1,170,276
  Other receivables (including approximately $7,000 and $41,000 at
     March 31, 2002 and June 30, 2001, respectively, due from employees)         268,245         244,601
  Inventory                                                                    2,291,007       1,321,511
  Deferred tax asset, current portion                                            646,077       2,318,741
  Prepaid expenses and other                                                   1,244,455         512,099
                                                                            ------------    ------------

         Total current assets                                                 42,729,378      39,467,625
                                                                            ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements                                                       6,113,777       5,676,760
  Machinery, furniture and equipment                                          10,653,695       7,853,177
  Construction in progress                                                       684,742       1,606,181
                                                                            ------------    ------------

         Total property, plant and equipment                                  17,452,214      15,136,118
  Accumulated depreciation                                                    (7,490,736)     (6,105,575)
                                                                            ------------    ------------

         Net property, plant and equipment                                     9,961,478       9,030,543
                                                                            ------------    ------------

OTHER ASSETS:
  Restricted investments                                                       2,113,072       2,231,251
  Property under capital leases, net                                                               1,525
  Deferred tax asset, non-current portion                                      2,350,854       2,125,407
  Acquired patents, net of accumulated amortization of $1,093,936 and
     $896,666 at March 31, 2002 and June 30, 2001, respectively                3,002,430       3,199,700
  Goodwill, net of accumulated amortization of $100,037 at March 31, 2002
     and June 30, 2001                                                         3,284,303       3,284,303
                                                                            ------------    ------------

         Total other assets                                                   10,750,659      10,842,186
                                                                            ------------    ------------
TOTAL                                                                       $ 63,441,515    $ 59,340,354
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $  1,177,181    $  1,891,484
  Accrued expenses                                                               872,930         544,268
  Current portion of debt and capital lease obligations                          960,885         910,738
  Deferred revenue                                                               327,576         123,352
                                                                            ------------    ------------
         Total current liabilities                                             3,338,572       3,469,842
                                                                            ------------    ------------
LONG TERM PORTION OF DEBT                                                      1,582,070       2,309,385
                                                                            ------------    ------------
         Total liabilities                                                     4,920,642       5,779,227
                                                                            ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at March 31, 2002 and June 30, 2001
  Common stock, $.001 par value, 25,000,000 shares authorized,
     10,728,978 and 10,509,431 shares issued and outstanding at
     March 31, 2002 and June 30, 2001,  respectively                              10,729          10,509
  Capital in excess of par value                                              66,196,268      63,974,745
  Accumulated deficit                                                         (7,021,081)    (10,196,713)
  Accumulated other comprehensive loss                                          (665,043)       (227,414)
                                                                            ------------    ------------
         Total stockholders' equity                                           58,520,873      53,561,127
                                                                            ------------    ------------
TOTAL                                                                       $ 63,441,515    $ 59,340,354
                                                                            ============    ============

See notes to consolidated financial statements

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            MARCH 31,                       MARCH 31,
                                                ------------------------------------------------------------
                                                      2002            2001            2002           2001
REVENUES:
  Net sales                                     $  4,209,622    $  3,889,453    $ 13,060,499    $  9,570,418
  Research and development                           198,120          89,974         478,853         206,817
  Royalty income                                   2,818,180       2,045,582       7,388,280       5,968,037
                                                ------------    ------------    ------------    ------------
           Total revenues                          7,225,922       6,025,009      20,927,632      15,745,272
                                                ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                            2,062,734       1,911,058       6,277,640       5,237,813
  Research and development                         2,813,438       1,790,906       7,877,592       5,006,178
  Selling, general and administrative              1,269,627         833,704       3,172,772       2,145,234
  In-process research and development charge                                                       7,593,597
                                                ------------    ------------    ------------    ------------
           Total operating costs and expenses      6,145,799       4,535,668      17,328,004      19,982,822
                                                ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                      1,080,123       1,489,341       3,599,628      (4,237,550)
                                                ------------    ------------    ------------    ------------

OTHER INCOME:
  Interest income                                    472,415         451,986       1,427,485       1,471,048
  Interest expense                                   (54,103)        (71,575)       (174,339)       (173,185)
  Other                                                2,000             500          (4,481)            900
                                                ------------    ------------    ------------    ------------
           Total other income - net                  420,312         380,911       1,248,665       1,298,763
                                                ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                  1,500,435       1,870,252       4,848,293      (2,938,787)
Income tax expense                                  (517,650)                     (1,672,661)
                                                ------------    ------------    ------------    ------------
NET INCOME (LOSS)                               $    982,785    $  1,870,252    $  3,175,632    $ (2,938,787)
                                                ============    ============    ============    ============

BASIC EARNINGS (LOSS) PER SHARE                 $       0.09    $       0.18    $       0.30    $      (0.28)
                                                ============    ============    ============    ============
DILUTED EARNINGS (LOSS) PER SHARE               $       0.09    $       0.18    $       0.28    $      (0.28)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              10,722,148      10,460,140      10,641,469      10,458,698
                                                ============    ============    ============    ============

DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              11,361,024      10,556,412      11,240,536      10,458,698
                                                ============    ============    ============    ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                    CAPITAL                         ACCUMULATED
                                                          COMMON STOCK             IN EXCESS                           OTHER
                                                   ---------------------------       OF PAR        ACCUMULATED     COMPREHENSIVE
                                                      SHARES          AMOUNT         VALUE           DEFICIT         (LOSS)/GAIN

BALANCE, JUNE 30, 2000                              10,455,499    $     10,455    $ 63,690,042    $(13,813,455)   $   (482,686)
   Secondary Offering costs                                                           (212,681)
   Exercise of stock options                            53,932              54         497,384
   Net income                                                                                        3,616,742
   Comprehensive gain                                                                                                  255,272

   Comprehensive income
                                                  ------------    ------------    ------------    ------------    ------------
BALANCE, JUNE 30, 2001                              10,509,431          10,509      63,974,745     (10,196,713)       (227,414)
                                                  ------------    ------------    ------------    ------------    ------------
   Exercise of stock options                           219,547             220       2,221,523
   Net income                                                                                        3,175,632
   Comprehensive loss                                                                                                 (437,629)

   Comprehensive income
                                                  ------------    ------------    ------------    ------------    ------------
BALANCE, MARCH 31, 2002  (Unaudited)                10,728,978    $     10,729    $ 66,196,268    $ (7,021,081)   $   (665,043)
                                                  ============    ============    ============    ============    ============



                                                  COMPREHENSIVE
                                                    INCOME/
                                                     (LOSS)           TOTAL

BALANCE, JUNE 30, 2000                                           $ 49,404,356
   Secondary Offering costs                                          (212,681)
   Exercise of stock options                                          497,438
   Net income                                     $  3,616,742      3,616,742
   Comprehensive gain                                  255,272        255,272
                                                  ------------
   Comprehensive income                           $  3,872,014
                                                  ============   ------------
BALANCE, JUNE 30, 2001                                             53,561,127
                                                                 ------------
   Exercise of stock options                                        2,221,743
   Net income                                     $  3,175,632      3,175,632
   Comprehensive loss                                 (437,629)      (437,629)
                                                  ------------
   Comprehensive income                           $  2,738,003
                                                  ============   ------------
BALANCE, MARCH 31, 2002  (Unaudited)                             $ 58,520,873
                                                                 ============

See notes to consolidated financial statements

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                          NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                   -----------------------------
                                                                        2002            2001
OPERATING ACTIVITIES:
  Net income (loss)                                                $  3,175,632    $ (2,938,787)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                  1,583,956       1,414,661
       In-process research and development charge                                     7,593,597
  Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                              425,488        (872,044)
       Deferred tax asset                                             1,447,217
       Prepaid expenses and other current assets                       (732,356)       (218,702)
       Inventory                                                       (969,496)       (354,033)
       Accounts payable and accrued expenses                           (385,641)       (581,454)
       Deferred revenue                                                 204,224        (371,421)
                                                                   ------------    ------------
        Net cash provided by operating activities                     4,749,024       3,671,817
                                                                   ------------    ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                         (2,316,096)     (1,958,950)
  Acquisition of THM Biomedical, Inc., net of cash acquired                          (6,781,860)
  Purchase of investments                                           (14,953,050)     (9,183,865)
  Sale of investments                                                12,195,000       2,650,000
                                                                   ------------    ------------
        Net cash used in investing activities                        (5,074,146)    (15,274,675)
                                                                   ------------    ------------

FINANCING ACTIVITIES:
  Principal payments under capital leases                                (1,937)         (8,544)
  Repayments of debt                                                   (675,231)       (398,940)
  Secondary offering costs                                                             (212,681)
  Exercise of stock options                                           2,221,743          42,123
                                                                   ------------    ------------
        Net cash provided by (used in) financing activities           1,544,575        (578,042)
                                                                   ------------    ------------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,219,453     (12,180,900)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        2,841,963      24,117,502
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  4,061,416    $ 11,936,602
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                           $    174,339    $    173,185
                                                                   ============    ============
  Cash paid for income taxes                                       $     80,000    $    110,000
                                                                   ============    ============


See notes to consolidated financial statements.

                             KENSEY NASH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  --CONSOLIDATED FINANCIAL STATEMENTS

    BASIS OF PRESENTATION
    The consolidated balance sheet at March 31, 2002, the consolidated statements of operations for the three and nine months ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended March 31, 2002 and 2001 have been prepared by Kensey Nash Corporation (the Company) and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

    Certain information and note disclosures normally included in the Company's annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2001 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of operating results for the full year.

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
    The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash GmbH. All intercompany transactions and balances have been eliminated. Kensey Nash Holding Company, incorporated in Delaware on January 8, 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash GmbH, incorporated in Germany in January 2002, was formed for the purpose of sales and marketing of the TriActiv(TM) system, which we anticipate launching in Europe during the fourth fiscal quarter of 2002.

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

    CASH, CASH EQUIVALENTS AND INVESTMENTS
    Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than six months. Our investment portfolio consists primarily of high quality U.S. government or corporate securities and certificates of deposit with an average maturity of eight years. The portfolio includes only available for sale marketable securities with active secondary or resale markets to ensure portfolio liquidity. See Comprehensive Income below for the treatment of unrealized holding gains and losses.

    EXPORT SALES
    There were $68,390 and $332,302 in export sales from the Company's U.S. operations to unaffiliated customers in Europe in the three and nine months ended March 31, 2002, respectively. There were no export sales in the three and nine months ended March 31, 2001.

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

    The Company receives a royalty on every Angio-Seal(TM) unit sold by St. Jude Medical, our licensee. This royalty was historically 12% and became 9% in October 2000 when a cumulative 1,000,000 units had been sold. We recognize the royalty revenue, in accordance with the Licensing Agreement between the Company and St. Jude Medical, at the end of each month when St. Jude Medical advises us of their total Angio-Seal sales dollars for the month. Royalty payments are received within 45 days of the end of each calendar quarter.

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

    COMPREHENSIVE INCOME
    The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive loss is shown in the consolidated statements of shareholders' equity at March 31, 2002, June 30, 2001 and 2000, and is solely comprised of unrealized gains and losses on the Company's available-for-sale securities. The tax effect of other comprehensive income for the nine months ended March 31, 2002 and for the fiscal years ended June 30, 2001 and 2000 was $343,000, $117,000 and $0, respectively.

    RECENT PRONOUNCEMENTS
    In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which were effective July 1, 2001 for the Company, as the Company early adopted SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized upon adoption of this standard, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives. The Company recorded $100,036 in goodwill amortization expense for the year ended June 30, 2001. Goodwill amortization expense for the year ending June 30, 2002 would have been $205,111 if the Company had decided not to early adopt SFAS 142. The early adoption of SFAS 142 did not result in the reclassification of any intangible assets, changes in the amortization periods for those intangible assets with definite lives or in the impairment of any intangible assets. In accordance with the provisions of SFAS 142, the Company has done its annual evaluation of goodwill for impairment and determined that no impairment has occurred as of July 1, 2001. Through March 31, 2002, there have been no changes to the significant assumptions used during the July 1, 2001 annual evaluation. Estimated amortization of acquired patents for the five fiscal years subsequent to June 30, 2001 is approximately $263,000 per year.

    The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which will both be effective for the Company's fiscal year beginning July 1, 2002. The Company is currently evaluating all of the provisions of SFAS 143 and SFAS 144 and is, therefore, not presently able to quantify the impact, if any, of adoption.

NOTE 2  -- INVENTORY

    Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                   MARCH 31,    JUNE 30,
                                     2002         2001
                                ------------ -------------

               Raw materials     $2,055,120   $1,062,626
               Work in process      235,887      240,451
               Finished Goods                     18,434
                                 ----------   ----------
               Total             $2,291,007   $1,321,511
                                 ==========   ==========

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

    As of March 31, 2002, the Company has pledged $2,113,072 in investments as collateral to secure certain bank loans to officers which were used by such officers for the payment of taxes incurred as the result of the receipt of Common Stock at the Company's initial public offering in December 1995. In exchange for the Company pledging collateral for such loans, each affected officer has pledged their Common Stock as collateral to the Company. The loans are repayable at the sooner of the sale of the officer's stock or December 2002. The balance outstanding on such officer loans was $2,054,645 at March 31, 2002.

NOTE 4 -- INCOME TAXES

    As of June 30, 2001, the Company had net operating loss (NOL) carryforwards for federal and state tax purposes totaling $5.4 and $20.0 million, respectively. A portion of the NOL may be subject to various statutory limitations as to its usage.

    The Company recognized income tax expense for the first time in the quarter ended September 30, 2001. We recognized a tax benefit in fiscal year 2001 related to the realization of certain deferred tax assets which had previously been offset by a valuation allowance.

NOTE 5 -- THM ACQUISITION

    On September 1, 2000 the Company acquired THM Biomedical, Inc. (THM), a developer of porous, biodegradable, tissue-engineering products for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $239,000. The transaction was financed with $6.6 million of the Company's cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,000 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's available borrowing rate of 7.5%) of $3.8 million at the date of acquisition was recorded as a liability on the Company's financial statements, with a remaining balance of $2.5 million at March 31, 2002.

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

    The following unaudited pro-forma financial information assumes that the acquisition had occurred as of the beginning of the earliest period presented:

                                                  NINE MONTHS
                                                     ENDED
                                                    03/31/01
                                                 --------------
                    Total revenue                 $ 17,012,167
                                                  ============
                    IPR&D Charge                  $ (7,593,597)
                                                  ============
                    Net income                    $ (1,964,178)
                                                  ============
                    Basic earnings per share      $      (0.19)
                                                  ============
                    Diluted earnings per share    $      (0.19)
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

OVERVIEW

We were founded in 1984 and our common stock became publicly traded in December 1995. We have been profitable in our last seventeen fiscal quarters (excluding the IPR&D charge taken in our second quarter of fiscal year 2001).

Revenues. Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales is comprised of absorbable biomaterials products and Angio-Seal(TM)devices we manufactured and sold to St. Jude Medical.

    Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopedics, cardiology, drug/biologics delivery, dental and wound care. In 1997, our biomaterials sales were comprised almost 100% of the absorbable collagen and polymer components of the Angio-Seal supplied to our licensee. Since that time we have broadened our product offerings, expanded our customer base, entered new markets, assisted our customers in the development of new product offerings and expanded our marketing activities. We believe this growth will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products. In the three and nine months ended March 31, 2002, the Angio-Seal components represent 52% and 42% of our total biomaterial sales, respectively.

    Angio-Seal. In August 2000, St. Jude Medical transitioned the manufacturing of 6F Angio-Seal devices from Kensey Nash to their facility. We do not expect any revenue from the manufacture of completed Angio-Seal devices in the future. The manufacture of the 6F Angio-Seal represented $358,000, or 4%, of our total net sales for the nine months ended March 31, 2001. For the nine months ended March 31, 2002, we experienced 36% growth in our overall net sales despite the loss of the 6F Angio-Seal device sales.

Research and Development Revenue. Research and development revenue in the three and nine months ended March 31, 2002 was derived from two National Institute of Standards & Technology (NIST) grants. Under the first grant, we are researching cartilage regeneration utilizing our porous tissue matrix (PTM) technology. This grant, which was acquired in conjunction with our acquisition of THM in September 2000, will continue through early fiscal year 2003. In addition, in October 2001 we received a second NIST grant, under which we are researching a synthetic vascular graft also utilizing our porous tissue matrix (PTM) technology. This project will continue through early fiscal year 2005.

Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow as St. Jude Medical continues to expand its sales and marketing efforts and releases future generations of the Angio-Seal and as market adoption of vascular closure devices increases. As a result, royalty income will continue to be a significant source of revenue. The unit growth for the nine months ended March 31, 2002 over the nine months ended March 31, 2001 was partially offset by the reduction in our royalty rate, from 12% to 9%, in accordance with our licensing agreements. This rate reduction occurred during the quarter ended December 31, 2000, when a cumulative one million Angio-Seal units had been sold. There will be one further decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. Based on current Angio-Seal sales as well as current and anticipated market growth trends, we anticipate this next reduction will not occur until our fiscal year 2005.

Cost of Products Sold. We have experienced an overall increase in gross margin during the nine months ended March 31, 2002, reflecting the higher volume of our biomaterials products and the elimination of lower margin Angio-Seal device sales. This increase in sales volume allows us to spread our fixed costs of manufacturing over a greater number of units. We anticipate our gross margin will continue to improve as our biomaterials sales levels increase and our product mix becomes more favorable.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technologies such as the TriActiv(TM) system, absorbable biomaterials products and technologies and other development programs, including expenses under the NIST programs. While we no longer perform research and development on the Angio-Seal, the progression of the TriActiv system in the clinical trial phase and our continued development of proprietary biomaterials products and technologies has more than offset this decrease. In December 2001, we began our TriActiv U.S. pivotal clinical study, a planned 500-800 patient randomized trial at up to 50 sites around the U.S. We anticipate trial enrollment will continue through the end of fiscal year 2003. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv system in the United States as well as explore opportunities for our other technologies including the continued development of proprietary biomaterials technologies.

Selling, General and Administrative Expense. Selling, general and administrative expenses include general and administrative costs as well as costs related to the sales and marketing of our products. During the three and nine months ended March 31, 2002 and 2001, the costs of our patent litigation case, in which we filed a patent infringement claim against a competitor, are also included within selling, general and administrative expenses. The marketing component of selling, general and administrative expenses has increased as we move toward commercialization of the TriActiv system in both Europe and the United States. In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv system, which allows commercial sale of the product in the European Union. Effective January 2002, we established a subsidiary in Germany, Kensey Nash GmbH, and hired a Vice President of European sales. We have continued to add personnel to our European sales and marketing team as we will be selling the TriActiv system direct to the market in Germany. We intend to use distributors to market the product throughout the rest of Europe and are in the process of identifying those distributors. We anticipate sales and marketing expenses will continue to increase as we will launch TriActiv in Europe in our fourth fiscal quarter of 2002. We also continue to evaluate opportunities for commercialization of the TriActiv system in the United States and expand the marketing efforts for our biomaterials business.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletion (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. Revenue under research and development contracts is recognized as the related costs are incurred. Royalty revenue is recognized as the related product is sold. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed.

Stock-Based Compensation. We account for stock-based compensation costs under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we do not have any compensation costs for options granted to employees. Options granted to non-employees, as defined under SFAS 123, would be recorded as compensation expense. The Company has not granted any options to non-employees during the three and nine months ended March 31, 2002 and 2001.

Research and Development Expenses. Research and development charges, including clinical trials expense, are expensed as incurred.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues. Revenues increased 20% to $7.2 million in the three months ended March 31, 2002 from $6.0 million in the three months ended March 31, 2001. Net sales of products increased 8% to $4.2 million from $3.9 million for the three months ended March 31, 2002 and 2001, respectively. Net sales for the three months ended March 31, 2002 and 2001 consisted entirely of biomaterials sales.

Research and Development Revenues. Research and development revenues increased 120% to $198,000 from $90,000 for the three months ended March 31, 2002 and 2001, respectively. Prior year revenues were generated under the NIST articular cartilage development grant acquired in conjunction with the THM acquisition. The increase over the prior year reflects increased activity under the cartilage grant ($105,000 in the three months ended March 31, 2002 compared to $90,000 in March 31, 2001) as well as the addition of a second NIST grant for synthetic vascular graft research in October 2001 which generated $93,000 in revenue for the three months ending March 31, 2002.

Royalty Income. Royalty income increased 38% to $2.8 million from $2.0 million in the three months ended March 31, 2002 and 2001, respectively. This reflects a greater number of units sold as well as an increase in average selling price for the Angio-Seal. Royalty units increased 35% as approximately 175,000 Angio-Seal units were sold to end-users during the three months ended March 31, 2002 compared to approximately 129,000 units sold during the three months ended March 31, 2001. This unit increase was due to St. Jude Medical's increased sales and marketing efforts including the launch of the STS platform, a new generation of the Angio-Seal product line, in January 2002 and continued strong sales of the entire Angio-Seal product line in the worldwide market.

Cost of Products Sold. Cost of products sold increased 8% to $2.1 million in the three months ended March 31, 2002 from $1.9 million in the three months ended March 31, 2002. While overall cost of products sold increased, gross margin remained steady at 51% reflecting the high margins on our biomaterials products and continued allocation of overhead across increased sales volumes.

Research and Development Expense. Research and development expense increased 57% to $2.8 million in the three months ended March 31, 2002 from $1.8 million in the three months ended March 31, 2001. This increase was mainly attributable to our continued development efforts on the TriActiv system, including clinical trial expenses. In December, we began our U.S. pivotal clinical study, a planned 500-800 patient randomized trial at up to 50 sites around the U.S.. We anticipate trial enrollment will continue through the end of fiscal year 2003. We also continued to expand our development efforts on our biomaterials products including our work under the NIST articular cartilage and vascular graft development grants. We expect research and development expense to continue to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 52% to $1.3 million in the three months ended March 31, 2002 from $834,000 in the three months ended March 31, 2001. This increase was primarily the result of sales and marketing expenses which increased $331,000, to $513,000 in the three months ended March 31, 2002 from $183,000 in the three months ended March 31, 2001. This increase related primarily to increased marketing efforts on the TriActiv system as we prepare for the commercial launch of this product in Europe in the fourth fiscal quarter of 2002 and continue to evaluate our market strategy for the U.S.. In addition, general and administrative expenses increased $101,000, to $677,000 in the three months ended March 31, 2002 from $576,000 in the three months ended March 31, 2001. This was primarily attributable to $93,000 of increased personnel costs in our human resources, business development and finance departments to support our continued growth. Litigation expenses for our patent infringement suit, which are included in selling, general and administrative expense, increased slightly to $79,000 for the three months ended March 31, 2002 from $75,000 from the three months ended March 31, 2001. These costs related to our motion for reconsideration of prior orders and subsequent filing of and preparation for appeal. We filed for appeal in November 2001. We have submitted our brief and expect oral arguments to occur in the first quarter of our fiscal year 2003.

Net Interest Income. Interest expense decreased 24% to $54,000 in the three months ended March 31, 2002 from $72,000 in the three months ended March 31, 2001. This decrease was the result of a lower principal balance on the THM Biomedical acquisition obligation as we continue to make the required quarterly payments. Interest income increased 5% to $472,000 in the three months ended March 31, 2001 from $452,000 in the three months ended March 31, 2001. This is a result of increased cash and investment balances offset by lower interest rates.

Other Non-Operating Income (Expense). Other non-operating expense was $2,000 for the three months ended March 31, 2002 and represents a loss on the disposal of fixed assets.

Net Income. Net income decreased to $983,000 in the three months ended March 31, 2002 from a net income of $1.9 million in the three months ended March 31, 2001. Net income for the three months ended March 31, 2002 was the result of $1.5 million of income before income taxes and a $518,000 charge for income taxes. This is our third quarter of recognizing income tax expense. We recognized a tax benefit in fiscal year 2001 related to the realization of certain deferred tax assets which had previously been offset by a valuation allowance. There was no income tax expense for the three months ended March 31, 2001.


COMPARISON OF NINE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues. Revenues increased 33% to $21.0 million in the nine months ended March 31, 2002 from $15.7 million in the nine months ended March 31, 2001. Net sales of products increased 36% to $13.1 million from $9.6 million for the nine months ended March 31, 2002 and 2001, respectively. Biomaterials sales increased 42%, as the $13.1 million of sales for the nine months ended March 31, 2002 were entirely biomaterials sales compared to $9.2 million in the nine months ended March 31, 2001. There were no Angio-Seal sales for the nine months ended March 31, 2002 compared to $358,000 for the nine months ended March 31, 2001. The nine months ended March 31, 2002 did not include Angio-Seal device sales as St. Jude Medical transitioned the manufacturing of these devices to their facility in August 2000.

Research and Development Revenues. Research and development revenues increased 132% to $479,000 from $207,000 for the nine months ended March 31, 2002 and 2001, respectively. Prior year revenues were generated under the NIST articular cartilage development grant acquired in conjunction with the THM acquisition. The increase over the prior year reflects increased activity under the cartilage grant ($321,000 in the nine months ended March 31, 2002 compared to $207,000 in March 31, 2001) as well as the addition of a second NIST grant for synthetic vascular graft research in October 2001 which generated $158,000 in revenue for the nine months ending March 31, 2002.

Royalty Income. Royalty income increased 24% to $7.4 million from $6.0 million in the nine months ended March 31, 2002 and 2001, respectively. This increase was achieved despite the contractual 25% reduction in the Angio-Seal royalty rate, from 12% to 9%, during the quarter ended December 31, 2000 and reflects a greater number of units sold as well as an increase in average selling price for the Angio-Seal. Royalty units increased 37% as approximately 466,000 Angio-Seal units were sold to end-users during the nine months ended March 31, 2002 compared to approximately 340,000 units sold during the nine months ended March 31, 2001. This unit increase was due to St. Jude Medical's increased sales and marketing efforts including the launch of the STS platform, a new generation of the Angio-Seal product line, and continued strong sales of the entire Angio-Seal product line in the worldwide market.

Cost of Products Sold. Cost of products sold increased 20% to $6.3 million in the nine months ended March 31, 2002 from $5.2 million in the nine months ended March 31, 2001. While overall cost of products sold increased, gross margin also increased to 52% from 45%. This increase reflects the high margins on our biomaterials products as well as continued allocation of overhead across greater sales volumes, which results in a decrease in per unit costs.

Research and Development Expense. Research and development expense increased 57% to $7.9 million in the nine months ended March 31, 2002 from $5.0 million in the nine months ended March 31, 2001. This increase was mainly attributable to our continued development efforts on the TriActiv system, including clinical trial expenses. In December, we began our U.S. pivotal clinical study, a planned 500-800 patient randomized trial at up to 50 sites around the U.S. We anticipate trial enrollment will continue through the end of fiscal year 2003. We also continued to expand our development efforts on our biomaterials products including our work under the NIST articular cartilage and synthetic vascular graft development grants. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 48% to $3.2 million in the nine months ended March 31, 2002 from $2.1 million in the nine months ended March 31, 2001. This increase was primarily the result of sales and marketing expenses which increased to $1.1 million in the nine months ended March 31, 2002 from $450,000 in the nine months ended March 31, 2001. This increase related primarily to increased marketing efforts on the TriActiv system as we prepare for the commercial launch of this product in Europe in the fourth fiscal quarter of 2002 and continue to evaluate our market strategy for the U.S. In addition, general and administrative expenses increased 22%, or $350,000, to $1.9 million in the nine months ended March 31, 2002 from $1.6 million in the nine months ended March 31, 2001. This was attributable to $266,000 of increased personnel costs in our human resources, business development and finance departments to support our continued growth. Litigation expenses for our patent infringement suit increased to $129,000 for the nine months ended March 31, 2002 from $97,000 from the nine months ended March 31, 2001. These costs related to our motion for reconsideration of prior orders and subsequent filing of and preparation for appeal. We filed for appeal in November 2001. We have submitted our brief and expect oral arguments to occur in the first quarter of our fiscal year 2003.

Net Interest Income. Interest expense increased 1% to $174,000 in the nine months ended March 31, 2002 from $173,000 in the nine months ended March 31, 2001. This increase was the result of interest expense on the THM Biomedical acquisition obligation for a full nine months in the current year as opposed to seven months of expense in the prior year. Interest income decreased slightly to $1.4 million in the nine months ended March 31, 2002 from $1.5 million in the nine months ended March 31, 2002. Although our cash and investment balances have increased, this has been offset by lower interest rates.

Other Non-Operating Income (Expense). Other non-operating expense was $4,500 for the nine months ended March 31, 2002 and represents a loss on the disposal of fixed assets.

Net Income. Net income increased to $3.2 million in the nine months ended March 31, 2002 from a net loss of $2.9 million in the nine months ended March 31, 2001. Net income for the nine months ended March 31, 2002 was the result of $4.8 million of income before income taxes and a $1.7 million charge for income taxes. This is our first fiscal year of recognizing income tax expense. We recognized a tax benefit in fiscal year 2001 related to the realization of certain deferred tax assets which had previously been offset by a valuation allowance. The $2.9 million net loss for the nine months ended March 31, 2001 was the result of the $7.6 million IPR&D charge. Exclusive of this charge, net income would have been $4.7 million. There was no income tax expense for the period ending March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $4.7 million and $3.7 million in the nine months ended March 31, 2002 and 2001, respectively. In the nine months ended March 31, 2002, changes in asset and liability balances used $11,000 of cash, in addition to net income of $3.2 million and non-cash depreciation and amortization of $1.6 million. In the nine months ended March 31, 2001, changes in asset and liability balances used $2.4 million of cash. The net loss of $2.9 million was offset by the $7.6 million and $1.4 million non-cash charges for the write-off of in-process research and development and depreciation and amortization, respectively.

Our cash, cash equivalents and short-term investments were $30.7 million at March 31, 2002. In addition, we had $2.1 million in restricted investment accounts. We have pledged this $2.1 million in investments as collateral to secure bank loans made to officers to pay taxes incurred by these employees when they received common stock at the time of our initial public offering. In exchange for our pledging this collateral, the employees have pledged their common stock to the company as collateral.

We have a $4.1 million capital spending plan for fiscal 2002, of which $2.3 million has been spent on machinery, equipment, furniture and fixtures and leasehold improvements. These expenditures are related to the continued expansion of our manufacturing capabilities for our biomaterials and TriActiv product lines.

We have a $2.5 million obligation to the shareholders of THM Biomedical, Inc., a company we acquired in September 2000 (see below). The obligation is due in equal quarterly installments of $281,250 which began on December 31, 2000 and end on September 30, 2004.

We have operating leases which consist of rent for our facilities in Exton, Pennsylvania and Duluth, Minnesota. Rent expense under these leases for the three and nine months ended March 31, 2002 was approximately $134,000 and $374,000, respectively. Our commitment under the non-cancelable portion of these leases for the remaining three months of the year ended June 30, 2002 is $174,000. For the subsequent four fiscal years ended June 30, 2003, 2004, 2005 and 2006, our commitments are approximately $559,000, $523,000, $550,000 and $240,000, respectively. We have no lease commitments past November 2005.

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals, to expand our facilities to accommodate the manufacturing of the TriActiv and our expanding base of biomaterials products, and to continue to expand research and development activities, particularly for the TriActiv system and our biomaterials products. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating and capital requirements through at least fiscal 2003. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of our existing and future products, including TriActiv; the successful commercialization of products in development; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies, the cost and timing of our efforts to expand our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products. There can be no assurance that we will record profits in future periods.

If current cash balances and cash generated from operations is insufficient, we may need to pursue sales of equity and/or debt. The terms of any such future equity financing may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants, which limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise. Our estimate of the time periods for which cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption "Risks Related to Our Business " as well as in our annual report on form 10-K generally.

ACQUISITION OF THM BIOMEDICAL, INC. AND IN-PROCESS RESEARCH AND DEVELOPMENT
CHARGE

On September 1, 2000 we acquired THM Biomedical, Inc. (THM), a developer of porous, biodegradable, tissue-engineering products for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $228,000. The transaction was financed with $6.6 million in cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon our available borrowing rate of 7.5%) of $3.9 million was recorded as a liability on the Company's financial statements, with a remaining balance of $2.5 million at March 31, 2002.

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

Since the date of the acquisition, as planned, we have primarily devoted our development efforts of PTM technology to the articular cartilage application and have expended $641,000 on such efforts through March 31, 2002. In addition, in October 2001 we received regulatory approval for a proprietary PTM based product, Improvise, which is a cement flow restrictor, with applications in the orthopedics market. We are also seeking regulatory approval on a second proprietary PTM based orthopedic product.

The net cash flows from IPR&D projects were based on management's best estimates of revenue, cost of sales, research and development costs, general and administrative costs, and income taxes from such projects. These estimates were determined considering our historical experience and industry trends and averages. The cash flow estimates from sales of products incorporating these technologies are expected to commence between the fiscal years 2003 and 2005, depending on the project, with revenue growth rates in the 50% range in the immediate years following worldwide market launch, declining to the 5% range as each market nears maturity. These projections were based on our best estimates of market size and growth at the time of the acquisition, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The cash flows from revenues in each period are reduced by related expenses, capital expenditures, the cost of working capital and an assigned contribution to the core technology serving as a foundation for the research and development.

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

Substantial further research and development, pre-clinical testing and clinical trials will be required to determine the technical feasibility and commercial viability of the products under development. There can be no assurance such efforts will be successful. If these projects are not successfully developed, our revenue and profitability may be adversely affected in future periods. We are continuously monitoring our development projects and currently believe that the assumptions used in the valuation of purchased in-process technology reasonably estimate the future benefits attributable to such purchased in-process technology. No assurance can be given that actual results will not deviate from those assumptions in future periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments as well as interest paid on our debt.

Our investment portfolio consists primarily of high quality U.S. government or corporate securities and certificates of deposit with an average maturity of eight years. We mitigate default risk by investing in what we believe are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At March 31, 2002, our total portfolio consisted of approximately $28.7 million of investments, with maturities ranging from one to fifteen years. Additionally, we generally hold securities until the earlier of their call or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We have $2.5 million in outstanding debt at March 31, 2002 related to the acquisition of THM. We do not currently hedge any foreign currency or interest rate transactions.

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

RISKS RELATED TO OUR BUSINESS

There are many risk factors that could adversely affect our business, operating results and financial condition. These risk factors, described in detail in our Annual Report on Form 10-K, include but are not limited to:

- our dependence on the continued growth and success of our biomaterials products;
- our dependence on our biomaterials customers for marketing and obtaining regulatory approval for their products;
- successful commercialization of the TriActiv system in the European community;
- our ability to obtain regulatory approval for the TriActiv system in the United States;
- subsequent to regulatory approval, the successful commercialization of the TriActiv system;
-  our reliance on revenues from the Angio-Seal product line;
- the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;
- our ability to obtain any additional required funding for future development and marketing of the TriActiv product as well as our biomaterials products;
- the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and or changes in customer requirements;
-  the acceptance of our products by the medical community;
-  our dependence on key vendors and key personnel;
- the use of hazardous materials which could expose us to future environmental liabilities;
- our failure to expand our management systems and controls to support anticipated growth;
- the ownership of our stockholders may be diluted by future acquisitions or strategic alliances;
- risks related to our intellectual property, including patent and proprietary rights and trademarks; and
- risks related to our industry including potential for litigation, ability to obtain reimbursement for our products and our products exposure to extensive government regulation.

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


KENSEY NASH CORPORATION


Date:    May 15, 2002                                By: /s/ Wendy F. DiCicco
                                                         -----------------------
                                                         Wendy F. DiCicco
                                                         Chief Financial Officer