Form 10-K
period 2002-06-30
KENSEY NASH CORP
filed 2002-09-30
CIK 1002811

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended: June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 20, 2002 was $165,032,532, based on the closing price per share of common stock of $15.35 as of such date reported by the Nasdaq National Market.

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of September 20, 2002 was 10,751,305.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the following document are incorporated by reference into this report:
    Definitive Proxy Statement in connection with the 2002 Annual Meeting of
                                  Stockholders
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

This discussion below contains forward-looking statements relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those indicated in any forward-looking statements, including those set forth in "Risk Factors" in this Annual Report on Form 10-K. See "Forward-Looking Statements".

OVERVIEW

Kensey Nash is a leader in cardiovascular medical technology and has significant experience and expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. The Angio-Seal(TM) Vascular Closure Device (Angio-Seal), of which we were the original designer, developer and manufacturer, is currently the leader in the arterial puncture closure device market, a potential $600 million to $1 billion market. The Angio-Seal is designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. We licensed the Angio-Seal to St. Jude Medical, Inc. who manufactures, markets and distributes the product worldwide. Additionally, we developed the TriActiv(TM) Balloon Protected Flush Extraction System (the TriActiv), a device designed to provide distal protection during saphenous vein graft treatment. This market opportunity is currently estimated at $300 to $500 million. The TriActiv was commercially launched in Europe in May 2002 and is in clinical trials in the United States. In addition, we have significant experience in designing, developing, manufacturing and processing proprietary biomaterials products for the orthopaedics, cardiology, drug/biologics delivery, periodontal, general surgery and wound care markets. We intend to continue to leverage our proprietary knowledge and expertise in all of these markets to develop new products and technologies and to explore additional applications for our existing products.

THE TRIACTIV(TM) BALLOON PROTECTED FLUSH EXTRACTION SYSTEM

DISTAL PROTECTION -- MARKET OVERVIEW

There are approximately 600,000 coronary bypass surgeries performed annually worldwide and approximately half of all these bypass grafts become diseased or occluded within ten years of surgery. The market for the treatment of these occluded grafts is currently estimated at $300 to $500 million. During many coronary bypass procedures, the saphenous vein is removed from the patient's leg and is surgically implanted to bypass a diseased or occluded native coronary artery. The saphenous vein graft (SVG) is used as a replacement for the diseased or occluded native coronary artery to restore blood flow. Current treatment options for diseased SVGs include drug therapy, device-based therapies (including angioplasty and the placement of stents) or repeat bypass surgery. There are significant risks involved with these treatments ranging from continued progression of disease, heart attack and possible death. Specifically, during the treatment of diseased SVGs via device-based therapy, the rate of major complication (known as the MACE rate, or major adverse coronary event rate) is approximately 15 to 20%. These complications occur primarily because the material clogging the SVG is dislodged during the treatment and released into the vasculature causing clots or heart attack. Distal protection is a method of preventing this debris from going downstream during device based therapy procedures. Current devices in the distal protection market include filter and balloon based therapies. These protection devices have been clinically proven to reduce the MACE rates associated with device based therapies.

THE TRIACTIV

We have designed the TriActiv, a balloon based therapy, to provide distal protection during SVG treatment procedures. In addition to the balloon protection, the TriActiv utilizes active flushing and extraction to remove debris from the vessel after a treatment procedure. Clinical data from our pilot study demonstrated that the use of the TriActiv reduces the MACE rate to 6.9% for patients treated within the clinical protocol. Documented studies have shown that MACE rates in non-protected SVG procedures are approximately 15 to 20%.

We believe the TriActiv is currently the only device, in clinical trials or commercially available, which offers all three of the following features:

     - a distal protection balloon placed beyond the occlusion to prevent debris from flowing downstream and potentially causing a heart attack;

     - a flush catheter advanced over a guidewire that delivers fluid to the vessel; and

     - an active, controlled extraction system which removes the debris.

To operate the TriActiv, a guiding catheter is positioned at the entrance to the graft. The guidewire, containing the distal protection balloon, is advanced through the SVG beyond the occlusion. The distal protection balloon is inflated and a stent is placed in the vessel at the occlusion. Following stent placement, saline and contrast media are delivered into the graft from the flush catheter to dislodge the occlusive material. The particles and debris that are dislodged by the flush system are extracted through the lumen of the guiding catheter.

We received CE Mark approval for the TriActiv in January 2002. The CE Mark is an international symbol of adherence to quality assurance standards established by the European Union and compliance with applicable European medical device directives. The commercial launch of the device occurred at the Paris Course on Revascularization (PCR) in May 2002 and we shipped our first product in June 2002. We plan to sell the device through our direct sales force in Germany and through a network of distributors throughout the European Union.

In December 2001, we initiated the PRotection during Saphenous Vein Graft Intervention to Prevent Distal Embolization (PRIDE) Trial in the U.S. The PRIDE Trial is a randomized, controlled study of up to 800 patients at 50 investigational sites in the U.S. and in Europe. We expect to complete enrollment in the PRIDE Trial by mid 2003 and will then submit to the FDA for 510(k) approval of the device, the approval which allows the commercial sale of the device in the U.S.

We are in the process of modifying the design of the TriActiv to address additional applications where distal embolization is a concern. These applications include the treatment of native coronary, carotid and peripheral arteries. We intend to begin a pilot study in carotid arteries with a modified version of the existing device during 2003.

THE ANGIO-SEAL(TM) DEVICE

ARTERIAL PUNCTURE CLOSURE -- MARKET OVERVIEW

Arterial puncture closure is the closing and sealing of femoral artery punctures made during cardiovascular catheterizations. Current treatment options include manual pressure, the current standard of care, and device based therapy. Device based treatment options consist of either suture or biomaterial-based devices. Leading cardiology industry journals currently estimate that there are approximately 6.5 million cardiovascular catheterization procedures performed annually, which translates to a potential worldwide arterial puncture closure market of approximately $600 million to $1 billion. The U.S. market accounts for approximately 75% of this total market. Industry estimates of current market penetration for arterial puncture closure devices are approximately 25% and 27%, for the U.S. and the international markets, respectively.

THE ANGIO-SEAL

With the launch of the latest generation of the Angio-Seal product line, the Self Tightening Suture (STS) platform, in March 2002 the Angio-Seal has become the leading product in the worldwide arterial puncture closure market. The Angio-Seal has been sold in Europe since 1995 and in the U.S. since 1996. There have been 2.1 million Angio-Seal devices sold as of June 30, 2002. Industry estimates show the Angio-

Seal worldwide market share at June 30, 2002 was approximately 48% compared to approximately 35% at June 30, 2001.

The Angio-Seal puncture closure device is a biomaterial-based device which acts to close and seal femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. The device consists of four components:

     - an absorbable polymer anchor seated securely against the inside surface of a patient's artery at the point of puncture;

     - an absorbable collagen plug applied adjacent to the outside of the artery wall;

     - an absorbable suture; and

     - a delivery system consisting of an insertion sheath, puncture locator, guidewire and tamper tube.

The anchor and suture act as a pulley to position the collagen into the puncture tract adjacent to the outside of the artery wall, to seal and close the puncture. A tamper tube is used to further position and secure the closure device. The anchor, collagen and suture are all designed to be absorbed into the patient's body within 60 to 90 days after the procedure. We believe that this mechanical (anchor and collagen) and biochemical (collagen) approach offers physicians a method for sealing and closing punctures with significant advantages over traditional manual or mechanical compression methods, as well as over other competitive products. The Angio-Seal has been proven to have several advantages over traditional manual or mechanical compression procedures, including: reduced time to ambulation, reduced staffing and hospital time, possible reduction in procedure costs, increased patient comfort, greater flexibility in post-procedure blood thinning therapy and increased blood flow to the leg.

The Angio-Seal is manufactured, marketed, sold and distributed by St. Jude Medical, Inc. (St. Jude Medical). We receive a royalty on every unit sold. In addition, we manufacture components for the Angio-Seal and have historically augmented St. Jude Medical's manufacturing of completed devices. We believe the impact of continued sales and marketing efforts by St. Jude Medical, along with product enhancements planned by St. Jude Medical, will provide continued growth opportunities for the Angio-Seal.

BIOMATERIALS

BIOMATERIALS -- MARKET OVERVIEW

Biomaterials, which are substances that treat, augment, or replace tissue, organs or body functions, are used regularly as components and elements in a wide variety of absorbable and permanent implants. Advances in materials technology and a better understanding of the biological processes involved in tissue formation and remodeling have led to the introduction of absorbable biomaterials-based products to address long-standing deficiencies of traditional products and therapies. This trend has been observed in many markets, including orthopaedics, cardiology, drug/biologics delivery, wound care, surgery, periodontics and urology. Generally, absorbable biomaterials-based products have proven attractive solutions for a number of reasons. First, physicians generally prefer to use an implant which will not require a second surgery to remove the device. Also, the rate of absorption of products can be carefully engineered to promote healing as the biomaterials-based products work with the body's natural healing response. Finally, absorbable biomaterials offer tremendous potential for drug delivery. The ability to provide staged and sustained release of drugs and biologics offers significant potential for growth in the use of absorbable biomaterials-based products.

OUR BIOMATERIALS TECHNOLOGY AND PRODUCTS

The technological challenges involved in developing biomaterials products are substantial. Developing products made from absorbable biomaterials requires an understanding of the mechanical integrity, biocompatibility, and absorption rates, as well as the ability to sterilize these products without jeopardizing their material properties. Our expertise in biomaterials enables us to design, develop and manufacture proprietary biomaterials products. These products are characterized by their ability to be absorbed or incorporated in the body's own tissue. Our particular expertise is in the properties, usage and processing of polymers, collagen, ceramics and other absorbable materials. We believe that our diverse platforms in, and significant experience with, biomaterials technology give us a competitive advantage because many participants in the market specialize in only one biomaterial or have far less experience in biomaterials. Our extensive background with multiple materials enables us to provide essential biomaterials building blocks across multiple biomaterials platforms to address specific product needs in a wide variety of markets.

     - Polymers. We are a leader in the design, development and manufacture of absorbable polymer products. We use many different types of polymers, in combination or as single entities, to achieve the desired properties in a particular product. We have developed several unique polymer-based materials, products and processes, which have a variety of applications in implantable absorbable medical devices. We offer our customers and partners a complete solution, including product design and engineering, tool design, process development, commercial manufacture and packaging configuration.

     Our polymer technology platform includes a porous tissue matrix (PTM) technology which allows us to create porous implants which support cell growth, tissue regeneration and the delivery of biologics, growth factors and drugs. The implants are designed to facilitate wound healing in both bone and soft tissue and are bioabsorbable at controlled rates for specific functions and tissues. We have a series of products, development programs and intellectual property related to porous biodegradable regeneration matrices. Specifically, we are researching applications for articular cartilage regeneration, vascular grafts and bone growth scaffolds for spinal, trauma and for the delivery of drugs and growth factors.

     - Collagen and Other Naturally-Occurring Materials. We design, develop and manufacture products using naturally-occurring materials such as collagen, elastin, hyaluronic acid and alginate, which have applications in a wide variety of absorbable medical devices. We have significant expertise in processing collagen into diverse product formulations, including powders, gels, pastes, sponges and structural matrices. We combine collagen and other naturally-occurring materials using our proprietary processes, thereby creating new materials with unique characteristics and diverse product applications.

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

     - Ceramics Products. We have experience using ceramic materials, primarily with calcium phosphate salts such as hydroxyapatite. These materials can be designed to replicate bone structure and support new bone growth or as osteoconductive implants. Ceramics are also useful for enhancing the material properties of products, such as strength, when used in combination with other biomaterials. We have expertise in the compounding of ceramic materials with various absorbable polymers to enhance strength characteristics primarily for orthopaedic applications. We are currently working with select orthopaedic customers to incorporate this enhanced material into their existing products or to develop new products. In addition, we are independently developing blended materials, using ceramics in combination with other biomaterials, for applications in filling of bone defects and fracture repair.

We either manufacture biomaterials products for our customers who incorporate them into their products or manufacture a complete product incorporating our biomaterials and provide the finished product to our customers for distribution. We provide our customers with a variety of proprietary products ranging from components to final packaged products which are then marketed and sold to end users. We also independently design and develop biomaterials products that may enhance the features and benefits of our customers' products. We continue to independently develop new proprietary products and explore new commercial relationships with customers to maximize our return on our increased investment in these products. As we continue to increase our investment in the development of new biomaterials and products, we believe we will be able to increase our margins on commercialized products using our biomaterials technology. We sell many of our biomaterials products to leading companies in each of the markets listed below. The structure of our relationships with our customers varies and includes development partnerships and manufacturing contracts. The following table describes our biomaterials products, the markets they address and their current status.

       BIOMATERIALS MARKETS                 BIOMATERIALS PRODUCTS                         PRODUCT STATUS
  Orthopedics:
    Sports Medicine               Meniscal Repair Tacks                      Commercial
                                  Anterior Cruciate Ligament Repair Screws   Commercial; additional products in
                                                                             development
                                  Rotator Cuff Repair Screws                 Commercial
                                  Rotator Cuff Repair Patch                  Commercial
    Spinal Fixation               Absorbable Growth Factor Delivery          Commercial, international only; clinical
                                  Matrices
    Trauma Fixation               Bone Void Filler                           Regulatory review, U.S. only
    Joint Replacement             ImproVise(TM) Cement Restrictor            Commercial
    Cartilage Repair              Cartilage Regeneration                     Development
  Cardiology:
    Arterial Puncture Closure     Absorbable Polymer Anchors and Collagen    Commercial
                                  Plugs for Angio-Seal(TM)
    Vascular Grafts               Vascular Graft Coatings                    Commercial, international only
                                  Vascular Graft                             Development
  Wound Care:
    Burn Treatments and Skin      Collagen Tissue Engineering Substrates     Commercial; regulatory approval
    Defects                       used for Culturing Skin Cells
    Wound Dressings               Collagen incorporated into Topical Wound   Commercial
                                  Dressings
  Periodontal:
    Periodontal                   Drilac                                     Commercial
    Periodontal                   Epi-Guide                                  Commercial
  General Surgery:
    Cosmetic Surgery              Cosmetic Surgery Repair Device             Product in development and regulatory
                                                                             review
    General Surgery               Collagen incorporated in Surgical Repair   Commercial
                                  Applications

Product status definitions:
Commercial -- Product approved by the appropriate regulatory agency and/or available for sale or actively pursuing distribution channel.
Regulatory review -- Regulatory submissions have been made; awaiting response. Clinical -- Product approved by the appropriate regulatory agency for human clinical studies.
Development -- Product in-process which has demonstrated feasibility but has not been approved for clinical trials or sale.

We have products that are commercially available for sale in the U.S. and international markets, and products that are in various stages of development, clinical trials or regulatory review. Additionally, we have biomaterials research programs which we believe will provide us with opportunities to expand our product offerings and strategic alliances. The following are descriptions of the markets into which our biomaterials products are being placed, as well as the applications for which our products and technology are currently being used or have future potential use.

Orthopaedic Products. The orthopaedic portion of our biomaterials business represented 47% of total biomaterials sales for fiscal 2002. Applications in the orthopaedic market for our biomaterials products include sports medicine, as well as spinal and trauma fixation. Orthopaedic applications of biomaterials include repair, regeneration or augmentation of musculoskeletal tissues, including bone, cartilage, ligaments, spinal discs and tendons. Companies in this market often look to third parties to develop and manufacture their product concepts into marketable products. Our capabilities and expertise have enabled us to develop relationships with several major orthopaedic companies, to whom we provide our biomaterials products or compounded materials.

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

     Cartilage Regeneration. The healing and growth properties of absorbable biomaterials make them ideal for use as the foundation for cartilage regeneration, as they are bioabsorbable at controlled rates for specific tissues. We are researching the use of our PTM technology for articular cartilage regeneration under a grant from the National Institute of Standards and Technologies (NIST). We are now in the large animal study phase of development, and results from initial small animal studies are promising.

Cardiology Products. Our biomaterials are used in arterial puncture closure products and coatings for synthetic vascular grafts. These cardiology products represented 45% of total biomaterials sales in fiscal 2002. In addition, we are developing an absorbable polymer matrix to deliver angiogenic growth factors to promote the growth of new blood vessels for use in myocardial revascularization procedures and are exploring the use of our biomaterials in an arterial stent. Lastly, we are developing a vascular graft utilizing our PTM technology. This research is being done under an NIST grant obtained in November 2001.

Drug/Biologics Delivery Products. Biomaterials are particularly useful for the controlled release of drugs and other biologically active agents such as growth factors. In these applications, the drug is deposited or incorporated into a biomaterials delivery matrix. As the matrix dissolves or is degraded by the body, the drug is gradually released. The use of a biomaterials matrix for drug delivery permits a locally targeted, low-dose release profile, improving the delivery of the drug. The PTM technology provides benefits that traditional biomaterials do not offer, as the porosity of the material provides additional release capabilities. Our biomaterials are used in several applications within the drugs/biologics delivery field including the delivery of cancer treatment drugs to targeted areas and as cell culturing matrices for artificial skin growth for burn victims. These products accounted for 1% of our total biomaterials sales in fiscal 2002.

Wound Care Products. While the wound care market is currently dominated by conventional bandages and dressings and surgical staples or sutures, there is a new generation of products resulting from recent advances in biomaterials, tissue engineering and biotechnology. Our biomaterials are used in topical wound dressing products, which accounted for less than 1% of our total biomaterials sales for fiscal 2002.

Periodontal Products. Biomaterials are commonly used in the periodontal segment of the dentistry market. We now have two commercialized products in the periodontal field, Drilac(TM), a product which prevents dry socket following tooth extraction, and Epi-Guide(TM), a barrier membrane used in periodontal restorative procedures to prevent soft tissue cells from growing into space reserved for bone. These two products accounted for 2% of our total biomaterials sales in fiscal 2002.

General Surgery and Urology Products. Biomaterials are used in these market segments in products ranging from cosmetic surgery devices to absorbable sutures to tissue barriers and stents. The products we place through our customers are in the surgical repair field and in cosmetic surgery and accounted for 2% of total biomaterials sales in fiscal 2002.

We intend to utilize our experience and expertise in the design, development and processing of the above materials to expand our market penetration in biomaterials products and technology. Our strategy to accomplish this expansion is as follows.

     - Develop New Proprietary Biomaterials Products. We continue to leverage our technology and expertise in polymers, collagen and other absorbable materials to develop new proprietary biomaterials products.

       We are using this expertise to develop new biomaterials products, new formulations and applications of existing materials and products. During fiscal 2002 we received 510(k) approval from the FDA for our proprietary product, ImproVise(TM), an absorbable cement flow restrictor for use in certain orthopaedic surgical procedures. In addition, we are seeking regulatory approval for another proprietary PTM technology-based product with application in the orthopaedics market. We are in the final phases of researching a cartilage regeneration product and have recently begun researching a vascular graft application both of which utilize our PTM technology.

     - Expand Our Existing Biomaterials Business. We intend to aggressively expand our existing biomaterials business by increasing sales to our current customers and attracting new customers by providing proprietary, technologically superior biomaterials products. We offer a complete range of services including design, development, regulatory consulting, manufacturing and package engineering. We intend to continue to invest in new manufacturing technology and processes to meet our customers' requirements, support product launches and increase the demand for our biomaterials products. Additionally, we intend to expand our marketing efforts to broaden our customer base in the orthopaedic, cardiology, drug/biologics delivery, periodontal, general surgery and wound care markets.

     - Pursue Strategic Acquisitions and Alliances. We will continue to seek strategic acquisitions and alliances which add complementary technologies and expertise, broaden our intellectual property portfolio and strengthen our competitive position in our biomaterials business. We believe that our expertise in biomaterials allows us to identify and attract these opportunities. In September 2001, we entered into an agreement with Curasan AG for the European and Middle Eastern distribution of our Epi-Guide(TM) periodontal barrier membrane product. In August 2002, we entered into an agreement with OraPharma, Inc. for the distribution of our Epi-Guide and Drilac(R) Surgical Dressing products in the United States and Canada. We also entered into an agreement with Becton Dickinson in February 2002 to market our three dimensional cell culture scaffolds that enhance a researchers ability to study tissue engineering, gene therapy and cell biology.

PATENTS AND PROPRIETARY RIGHTS

Our intellectual property covers technology in the fields of arterial puncture closure, blood vessel location, arterial revascularization and distal protection systems, drug/biologics delivery, wound care, periodontal, angiogenesis products and surgical instruments. We protect our technology by, among other things, filing patent applications for the patentable technologies that we consider material to our business. Our first U.S. patent for arterial revascularization was issued in 1986 and for the concept of sealing arterial punctures was issued in 1988. As of September 20, 2002, we held 78 United States patents and 81 foreign national patents and had various United States patents and foreign national patent applications pending.

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

We intend to continue to aggressively protect new manufacturing processes, biomaterials products and technologies and medical products and devices which we have invented or developed. We intend to broaden the scope of our intellectual property and consider our core technologies to be critical to our future product development.

MANUFACTURING

We have developed unique manufacturing and processing capabilities for absorbable collagen and polymers. We manufacture numerous absorbable biomaterials products for use in applications including orthopaedics, cardiology, drug/biologics delivery, periodontal and wound care. We have also established manufacturing processes and capabilities for the TriActiv, which we currently manufacture for the European markets and for ongoing clinical trials. We have our own capabilities in tool and die making, injection molding, extrusion, compounding, machining, model making and laser welding, which allow us to engineer and reengineer our products in development on site.

We currently manufacture two of the major absorbable components of the Angio-Seal, the collagen plug and polymer anchor, for St. Jude Medical. Prior to August 2000, we manufactured complete Angio-Seal devices for St. Jude Medical's use worldwide in clinical trials and manufactured partially and fully completed commercial devices for sale in the U.S. and Europe. For fiscal 2002, the plug and the anchor represented a total of $7.2 million ($3.6 million for each component), or 45% of our total sales revenue. St. Jude Medical has the right to manufacture the absorbable polymer anchor and intends to manufacture that component in the future. However, we anticipate we will continue to be a source of anchor requirements during fiscal 2003. While we continue to supply St. Jude Medical with the collagen requirements for the Angio-Seal, our formal collagen supply agreement with St. Jude Medical expired in May 2000.

Our FDA-registered manufacturing facility in Exton, Pennsylvania contains separate areas for the TriActiv and absorbable collagen and polymer manufacturing. While our facility is currently adequate to handle ours as well as our customers product volumes, significant expenditures would have to be made in order to scale-up to mass manufacture the TriActiv device to supply the U.S. market in addition to increased European demands. Our manufacturing facility is equipped with multiple class 100,000 clean room facilities and is certified to the two international quality standards, ISO 9001 and EN 46001. Certification is based on adherence to established standards of quality assurance and manufacturing process control. Our manufacturing facility is subject to regulatory requirements and periodic inspection by regulatory authorities. We have a separate in-house quality assurance department that sets standards, monitors production, writes and reviews operating procedures and protocols and performs final testing of sample devices and products manufactured by or for us.

We purchase most raw materials, parts and peripheral components used in our products. Although many of these supplies are off-the-shelf items readily available from several supply sources, others are custom-made to meet our specifications. We maintain safety stock levels of these custom materials in order to prevent any product downtime in the case of supply interruption. In addition, we believe that, in most of these cases, alternative sources of supply for custom-made materials are available or could be developed within a reasonable period of time.

RESEARCH AND DEVELOPMENT

Our research and development and regulatory and clinical staff consisted of 72 individuals at September 20, 2002. Our research and development efforts are focused on the continued development of the TriActiv and of our biomaterials capabilities. We incurred total research and development expenses of $10.8, $7.3 and $5.3 million in fiscal 2002, 2001 and 2000, respectively. In December 2000, we also had a $7.6 million in-process research and development (IPR&D) charge related to our acquisition of THM in September 2000.

In addition to the resources dedicated to the product development process, we have an internal regulatory affairs and clinical management staff responsible for managing our clinical trials and obtaining regulatory approvals for the TriActiv. Our staff also works closely with several of our customers to obtain regulatory approvals for their products in the U.S., the European Union and several other countries.

OUR RELATIONSHIP WITH ST. JUDE MEDICAL

The Angio-Seal is licensed to St. Jude Medical, which manufactures, markets and sells the Angio-Seal worldwide. Under our license agreements, St. Jude Medical has exclusive rights to manufacture, market and distribute all current and future sizes of the patented Angio-Seal for hemostatic puncture closures for cardiovascular use worldwide. We retain the rights to use this technology for other applications. We earn a royalty on each Angio-Seal sold by St. Jude Medical. The royalty rates are based on cumulative volume of Angio-Seal units sold. Our royalty rate was 12% until October 2000, when it decreased to 9%, based on Angio-Seal unit sales reaching a cumulative total of one million units sold. The final decrease in royalty rate, to 6%, will occur when four million cumulative units have been sold. We expect this decrease will occur sometime during our fiscal 2005.

The term of the license agreements extends to the expiration date of the most recently issued licensed patent, including all continuations or supplements. The most recent patent for the Angio-Seal technology was issued in July 2000. St. Jude Medical may terminate the license agreements at any time after the fifth royalty year (ended September 30, 2001) for any reason upon twelve months notice. At such time, we would receive all sales and marketing, manufacturing and distribution rights to the Angio-Seal product line back. "Angio-Seal" is a trademark of St. Jude Medical.

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

SALES AND MARKETING

In January 2002, we established Kensey Nash Europe GmbH in Eschborn, Germany for the purpose of selling and marketing the TriActiv in Europe. The TriActiv was commercially launched in Europe in the fourth quarter of fiscal 2002. We plan to sell the system direct to the market in Germany and through distributors for the rest of Europe. We have entered into distribution agreements for sales in the United Kingdom, Ireland, Switzerland, and Austria as of June 30, 2002 and are in the process of identifying distributors for the rest of Europe. We have also begun to establish our international sales and clinical specialist team to market and sell the TriActiv. At September 20, 2002 we had seven individuals on the European sales and marketing team which includes sales people and clinical specialists. In the U.S. we have developed a marketing and clinical specialist team to increase market awareness, prepare for commercial launch and support the PRIDE study for the TriActiv. At September 20, 2002, we had seven individuals on the U.S. team including six clinical specialists.

As we develop and receive regulatory approval for new products, we will explore a variety of means of commercializing these products. As a result, we may contract with distributors, develop our own sales and marketing force and/or license products to third parties. We have just begun the hiring and training process for a sales and marketing force and we may not be able to maintain a sales and marketing force with technical expertise and the necessary supporting distribution capabilities.

We have entered into an agreement with OraPharma, Inc. for distribution of the Drilac and Epi-Guide products in the U.S. and Canada. We have also entered into an agreement with Curasan AG for European and middle eastern distribution of the Epi-Guide.

COMPETITION

The markets for our current and proposed products are fragmented, intensely competitive, subject to rapid change and sensitive to new product introductions and enhancements. We expect that the competitive environment for our products will become more intense as additional companies enter our markets and as new techniques and technologies are adopted. Our biomaterials and medical devices compete directly and indirectly for customers with a range of products and technologies produced by a wide variety of companies, as well as other processes and procedures which do not require the use of our products or those of our competitors. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in these markets, greater name recognition, larger customer bases and greater financial, technical and marketing resources.

Generally, we believe that the principal competitive factors for our products include:

     - the ability to obtain regulatory approvals;

     - safety and effectiveness;

     - performance and quality;

     - ease of use;

     - marketing;

     - distribution;

     - pricing;

     - cost effectiveness;

     - customer service;

     - the development or acquisition of proprietary products and processes;

     - the ability to attract and retain skilled personnel;

     - improvements to existing technologies;

     - reimbursement; and

     - compliance with regulations.

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Datascope Corp., Perclose, Inc. (a subsidiary of Abbott Laboratories) and Vascular Solutions, Inc. While we consider the Angio-Seal and other sealing devices to be a superior method of vascular sealing, the substantial majority of vascular sealing is still performed through manual compression, which represents our primary competition. If we are successful in commercializing the TriActiv, our competitors in that market will include Boston Scientific Corporation, Johnson and Johnson, Inc., Medtronic, Inc. (which owns Percu-Surge, Inc.) and Guidant Corporation, among others.

CUSTOMERS

In fiscal 2002, we had approximately 20 customers for our biomaterials products, excluding our periodontal products which are sold directly to periodontists around the country. However, two customers each accounted for more than 10% of our total revenues for the fiscal year. Royalty income from, and sales of biomaterials to, St. Jude Medical associated with the Angio-Seal represented approximately 62% of total revenue while sales of biomaterials products to one other customer, a distributor of orthopedic products, represented approximately 23% of total revenues. Our TriActiv device will be sold to hospitals throughout Europe either through our direct sales force or through distributors.

GOVERNMENT REGULATION

Our medical devices are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and by foreign governments. The FDA regulates the clinical testing, design, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to recall or request repair, replacement or refund of the cost of any device we manufacture or distribute.

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

In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv, which allows commercial sale of the product in the European Union. Our TriActiv pilot study data was presented to the appointed Data Safety Monitoring Board (DSMB) in November 2001. Approval from the DSMB allowed us to begin our pivotal trial, the PRIDE study, which was initiated in December 2001. We anticipate enrollment in the PRIDE study will be completed by mid 2003 at which time we will submit to the FDA for 510(k) approval of the device, the approval which allows the commercial sale of the device in the U.S.

The Angio-Seal product line has received both CE Mark and FDA approval. St. Jude Medical is responsible for all future FDA premarket approval application supplements for the Angio-Seal.

When human clinical trials of a device are required in connection with our new proprietary products and the device presents a significant risk, we must file an investigational device exemption (IDE) application with the FDA in order to commence human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. The conduct of human clinical trials is also subject to regulation by the FDA. Sponsors of clinical trials are permitted to sell those devices distributed during the course of the trial provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. Similar approvals are required to conduct clinical trials in foreign countries.

Any products we manufacture or distribute pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. As a device manufacturer, we are required to register our manufacturing facility with the FDA and list our devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The Federal Food, Drug, and Cosmetic Act requires devices to be manufactured in accordance with Quality System regulations which impose certain procedural and documentation requirements with respect to manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

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

EMPLOYEES

As of September 20, 2002, we had 206 employees, including 97 employees in operations, 72 employees in research and development and clinical and regulatory affairs, 22 employees in finance and administration and 15 employees in sales and marketing, including six in Europe. Two of our employees are currently located in Duluth, Minnesota, five in Germany and one in the United Kingdom. All of our remaining employees are located at our facility in Exton, Pennsylvania. We believe that our success depends in large part on our ability to attract and retain employees in all areas of our business.

ITEM 2.  PROPERTIES

We lease approximately 53,000 square feet of executive offices, manufacturing and research and development facilities in Exton, Pennsylvania, a suburb of Philadelphia. Our lease expires in fiscal 2006, subject to additional renewal options. In addition, we currently lease approximately 1,400 square feet of research and development facilities in Duluth, Minnesota on a monthly lease and a 10,000 square foot warehouse in Exton, Pennsylvania for which our lease expires in fiscal 2003. We also lease a small office space in Eschborn, Germany.

We do not believe our existing facility will support full-scale manufacturing of the TriActiv device for both Europe and the U.S. We are investigating additional space in our building in Exton, Pennsylvania in the event that we continue to be the sole manufacturer of the device. We do not anticipate any significant difficulty in leasing additional or alternate space or renewing our leases for additional terms, at reasonable rates, in the event we need additional space or upon the expiration, cancellation or termination of any of our existing leases.

ITEM 3.  LEGAL PROCEEDINGS

We, along with St. Jude Medical, filed a patent infringement suit against Perclose, Inc., a competitor in the puncture closure market. The original suit, filed in 1998, along with a subsequent amendment filed in 1999, both filed in Federal District Court for the Eastern District of Pennsylvania, claim that Perclose infringes our U.S. patent numbers 5,676,689 and 5,861,004. These patents cover systems and methods related to sealing percutaneous punctures. We seek damages and an order to permanently enjoin Perclose from making, using or selling products that infringe these patents. In November, 1999, Abbott Laboratories acquired Perclose.

Perclose filed four counterclaims against our suit in answer to the complaint. The first counterclaim seeks to declare our patents invalid and not infringed. The additional counterclaims asserted by Perclose allege that our claims are frivolous and assert various antitrust counter-claims, including price discrimination, predatory pricing and attempted monopolization of the puncture closure market.

The U.S. District Court, Eastern District of Pennsylvania, entered a Markman hearing Order regarding claims interpretation, in favor of the defendant Perclose. The judge denied our Motion for Reconsideration on August 21, 2001, and the parties stipulated a Final Judgement, which was entered on October 19, 2001. On November 15, 2001, we filed a timely Notice of Appeal, thereby initiating an appeal in the Court of Appeals for the Federal circuit. Briefs have been filed by both sides and we now await oral argument which is anticipated to take place in late 2002.

We are unable to predict the final outcome of this suit or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2002.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol "KNSY" and has been traded publicly since our initial public offering in December 1995. The following table sets forth the high and low closing sale prices per share of our common stock as reported by the Nasdaq National Market for the periods indicated.

                                                                 HIGH      LOW
                                                                ------    ------
FISCAL YEAR ENDED JUNE 30, 2001
  First Quarter.............................................    $13.94    $ 9.25
  Second Quarter............................................     12.94      9.25
  Third Quarter.............................................     11.69      9.50
  Fourth Quarter............................................     17.45      9.50
FISCAL YEAR ENDED JUNE 30, 2002
  First Quarter.............................................    $23.70    $15.41
  Second Quarter............................................     22.00     17.05
  Third Quarter.............................................     22.11     15.98
  Fourth Quarter............................................     19.66     13.87

On September 20, 2002, the last reported sale price of our common stock in the Nasdaq National Market was $15.35 per share. As of September 20, 2002, there were 61 record owners. Such record owners include several owners who are nominees for an undetermined number of beneficial owners. There were also approximately 3,289 beneficial owners of the shares of our common stock at that date.

We have not declared or paid cash dividends and do not anticipate declaring or paying any dividends on our common stock in the near future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on the then existing conditions, including our financial conditions, results of operations, contractual restrictions, capital requirements, business prospects and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended June 30, 2002, 2001, 2000, 1999 and 1998. The selected financial data for each such fiscal year listed below has been derived from the consolidated financial statements of the Company for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 2002, 2001 and 2000 is included elsewhere herein. The following data for fiscal years 2002, 2001, and 2000 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the related notes and other financial information included herein.

                                                                FISCAL YEAR ENDED JUNE 30,
                                                   ----------------------------------------------------
                                                    2002       2001       2000          1999      1998
                                                   -------    -------    -------       ------    ------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Revenues:
  Net sales....................................    $17,502    $14,600    $13,144       $7,168    $4,669
  Research and development.....................        765        330         59        1,894     3,642
  Royalty income and other.....................     10,761      8,241      6,612        7,183     3,008
                                                   -------    -------    -------       ------    ------
       Total revenues..........................     29,028     23,171     19,815       16,245    11,319
                                                   -------    -------    -------       ------    ------
Operating costs and expenses:
  Cost of products sold........................      8,214      7,427      7,614        5,135     4,084
  Research and development.....................     10,783      7,293      5,340        5,668     5,524
  Selling, general and administrative..........      4,670      2,986      2,634        2,585     1,762
  In-process research and development charge...         --      7,594         --           --        --
                                                   -------    -------    -------       ------    ------
       Total operating costs and expenses......     23,667     25,300     15,588       13,388    11,370
                                                   -------    -------    -------       ------    ------
Income (loss) from operations..................      5,361     (2,129)     4,227        2,857       (51)
                                                   -------    -------    -------       ------    ------
Other income (expense):
  Net interest income..........................      1,693      1,667        523          317       390
  Other non-operating income...................        (15)        24         (1)           4         4
                                                   -------    -------    -------       ------    ------
       Total other income -- net...............      1,678      1,691        522          321       394
                                                   -------    -------    -------       ------    ------
Income (loss) before income tax benefit........      7,039       (438)     4,749        3,178       343
Income tax (expense) benefit...................     (2,428)     4,054         --           --        --
                                                   -------    -------    -------       ------    ------
Net income.....................................    $ 4,611    $ 3,616    $ 4,749       $3,178    $  343
                                                   =======    =======    =======       ======    ======
Basic earnings per common share................    $  0.43    $  0.35    $  0.61       $ 0.43    $ 0.05
                                                   =======    =======    =======       ======    ======
Diluted earnings per common share..............    $  0.41    $  0.34    $  0.60       $ 0.43    $ 0.05
                                                   =======    =======    =======       ======    ======
Weighted average common shares outstanding.....     10,666     10,462      7,766        7,463     7,552
                                                   =======    =======    =======       ======    ======
Diluted weighted average common shares
  outstanding..................................     11,256     10,591      7,975        7,477     7,552
                                                   =======    =======    =======       ======    ======

                                                                         JUNE 30,
                                                     -------------------------------------------------
                                                      2002       2001       2000       1999      1998
                                                     -------    -------    -------    ------    ------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments..................    $31,874    $27,007    $31,721    $9,669    $7,777
Inventory........................................      2,519      1,322        902       749     1,027
Working capital..................................     41,644     35,998     36,741    10,860     9,423
       Total assets..............................     66,980     59,340     51,183    28,215    22,039
Long-term obligations............................      1,330      2,309          2     6,013     2,374
       Total stockholders' equity................     61,567     53,561     49,404    18,901    15,863

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our financial statements and the related notes included in this report.

This discussion and analysis below contains forward-looking statements relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in "Risk Factors" in this Annual Report on Form 10-K. See "Forward-Looking Statements."

OVERVIEW

REVENUES

Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales is comprised of sales of absorbable biomaterials products and the TriActiv and has historically also included sales of Angio-Seal devices manufactured by us.

     Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics, cardiology, drug/biologics delivery, periodontal, general surgery and wound care. In 1997, our biomaterials sales were comprised almost 100% of the absorbable collagen and polymer components of the Angio-Seal supplied to our strategic alliance partner. Since that time, we have experienced significant sales growth in our biomaterials products as we have brought in new customers, increased sales to those customers over the past five years, assisted in the development of new product offerings and expanded our marketing activities. For fiscal 2002, the Angio-Seal components represent only 42% of our total biomaterial sales. We believe the growth in our overall biomaterials sales, which was 23% in fiscal 2002 over fiscal 2001, will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products.

     TriActiv. The TriActiv was commercially launched in Europe in the fourth quarter of fiscal 2002. While TriActiv sales were less than 1% of our total sales for fiscal 2002, we anticipate the TriActiv will become a more significant component of net sales in fiscal 2003 as the product will be on the market in Europe for the entire fiscal year. We anticipate commercial launch of TriActiv in the U.S. in the second half of fiscal 2004.

     Angio-Seal. In fiscal 2001 and 2000, we manufactured and sold Angio-Seal devices to St. Jude Medical to supplement their production requirements. In August 2001, St. Jude Medical transitioned the manufacturing of these devices to their facility. We do not expect any revenue from the manufacture of completed Angio-Seals in the future. The manufacture of Angio-Seal represented $5.5 million, or 42% of our total net sales for fiscal 2000. While this was a significant portion of our total net sales for fiscal 2000, because of the substantial growth of our biomaterials business from fiscal 2000 to fiscal 2001, we were able to achieve an 11% increase in net sales despite the loss of the Angio-Seal device manufacturing business.

Research and Development Revenue. During fiscal 2000, research and development revenue was derived solely from development work performed on the Angio-Seal. As anticipated, these research and development activities fully transitioned to St. Jude Medical during fiscal 2000. Angio-Seal research and development revenue is not expected in the future. Fiscal 2001 research and development revenue was derived entirely from a single National Institute of Standards & Technology
(NIST) grant, under which we are researching cartilage regeneration utilizing our porous tissue matrix (PTM) technology. This project is expected to continue through early fiscal 2003. In addition, in October 2001 we received a second NIST grant, under which we are researching a synthetic vascular graft also utilizing our PTM technology. This project is expected to continue through early fiscal 2005.

Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow as St. Jude Medical continues to expand its sales and marketing efforts and releases future generations of the Angio-Seal. As a result, we expect that royalty income will continue to be a significant source of revenue. During fiscal 2001 our royalty rate decreased from 12% to 9%, in accordance with our licensing agreements. This rate reduction occurred during the second quarter of fiscal 2001, when a cumulative one million Angio-Seal units had been sold. There will be one further decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. We anticipate this next reduction will not occur until fiscal 2005.

Cost of Products Sold. We experienced an overall increase in gross margin during fiscal 2002 reflecting the continued increase in volume of biomaterials product sales. This increased volume from both our existing customers and new customers has resulted in manufacturing efficiencies. The volume increase also results in our fixed costs being spread over a greater number of units. We anticipate the gross margin on our biomaterials products will continue to improve with continued increased sales volume. This increase will be partially offset by lower gross margin associated with initial sales of the TriActiv, as we expect margins on the initial TriActiv sales to be minimal due to the start-up nature of the manufacturing process. As a result of this product mix, for fiscal 2003, we believe our total gross margin, across all product lines, will be only slightly improved over fiscal 2002. As volumes increase and the manufacturing process matures for the TriActiv, we expect the gross margin on TriActiv to increase.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of absorbable biomaterials products and technologies, our proprietary technologies such as the TriActiv and other development programs including expenses under the NIST programs. While we no longer perform research and development on the Angio-Seal, the clinical expenses in pursuit of CE Mark and FDA approvals and continuing development costs of the TriActiv as well as our continued development of proprietary biomaterials products and technologies has more than offset the absence of Angio-Seal. We anticipate research and development expense will continue to increase as we pursue U.S. commercialization of the TriActiv as well as explore opportunities for our other technologies.

Selling, General and Administrative. Selling, general and administrative expenses include general and administrative costs as well as costs related to the sales and marketing of our products. The costs of our patent litigation are also included within selling, general and administrative expenses. The sales and marketing component of selling, general and administrative expenses has increased as we have commercialized the TriActiv in Europe and move toward commercialization of the TriActiv in the U.S. In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv, which allows commercial sale of the product in the European Union. Effective January 2002, we established a subsidiary in Germany, Kensey Nash Europe GmbH, and hired a Vice President of European sales. We have begun to establish a European sales and marketing team and will continue to add personnel to this team as we will be selling the TriActiv directly to the market in Germany. We will be using distributors to market the product throughout the rest of Europe. We have entered into distribution agreements for sales in the United Kingdom, Ireland, Switzerland, and Austria as of June 30, 2002 and are in the process of identifying distributors for the rest of Europe. We anticipate sales and marketing expenses will continue to increase as we expand our European sales team and prepare for U.S. commercial launch. We also continue to evaluate opportunities for commercialization of the TriActiv in the United States and to expand the marketing efforts for our biomaterials business.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. Revenue under research and development contracts is recognized as the related costs are incurred. Royalty revenue is recognized as the related product is sold.

Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed.

Stock-Based Compensation. We account for stock-based compensation costs under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the closing price of the stock on the date of grant. Therefore, we do not have any compensation costs for options granted to employees. Options granted to non-employees, as defined under SFAS 123, would be recorded as compensation expense. The Company has not granted any options to non-employees during fiscal 2002.

Research and Development Expenses. Research and development charges, including clinical trials expense, are expensed as incurred.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS 2002 AND 2001

Total Revenue: Net Sales. Total revenues increased 25% to $29.0 million in the year ended June 30, 2002 from $23.2 million in the year ended June 30, 2001. Net sales of products increased 20% to $17.5 million for fiscal 2002 from $14.6 million for fiscal 2001. This increase was entirely attributable to increased sales of biomaterials products.

Research and Development Revenue. Research and development revenues increased 132% to $765,000 for fiscal 2002 from $330,000 for fiscal 2001. Fiscal 2002 revenues were generated under the NIST articular cartilage and synthetic vascular graft development grants. As the synthetic vascular graft grant was received during fiscal 2002, research and development revenues for the same period a year earlier were generated by work performed on the NIST articular cartilage development grant only.

Royalty Income. Royalty income increased 31% to $10.8 million for fiscal 2002 from $8.2 million for fiscal 2001. This increase reflects a greater number of units sold as well as an increase in average selling price for the Angio-Seal offset by a decrease in the average royalty rate from approximately 9.8% in fiscal 2001 to 9.0% in fiscal 2002. The decrease in the average rate came as a result of a drop in the royalty rate from 12% to 9% in October 2000, as discussed above. Royalty units increased 39% as approximately 670,000 Angio-Seal units were sold to end-users during fiscal 2002 compared to approximately 483,000 units sold during fiscal 2001. We believe that this unit increase was primarily due to St. Jude Medical's increased sales and marketing efforts, and the launch of the new self-tightening suture (STS) version of the Angio-Seal, which was introduced in the U.S. in March 2002.

Cost of Products Sold. Cost of products sold increased 11% to $8.2 million in fiscal 2002 from $7.4 million in fiscal 2001 which gross margin increased to 53% from 49%. The increase in gross margin reflected the higher margins on our biomaterials products attributable in part to higher volumes which result in manufacturing efficiencies, as well as continued allocation of overhead across greater sales volumes, which results in a decrease in per unit costs. The cost of the initial quantities of the TriActiv were an insignificant portion of cost of products sold for fiscal 2002.

Research and Development Expense. Research and development expense increased 48% to $10.8 million in fiscal 2002 compared to $7.3 million in fiscal 2001. This increase was mainly attributable to our continued development efforts on the TriActiv, including clinical trial expenses. Research and development expenses related to the TriActiv increased $2.2 million, or 71%, to $5.3 million in fiscal 2002 from $3.1 million in fiscal 2001. We also continued to expand our development efforts on our biomaterials products including our work under the NIST grants. Biomaterials and other proprietary technologies spending increased $1.3 million, or 38% to $4.7 million in fiscal 2002 from $3.4 million in fiscal 2001.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 56% to $4.7 million in fiscal 2002 from $3.0 million, in fiscal 2001. This increase was primarily the result of increased sales and marketing expenses which increased $1.1, million to $1.8 million in fiscal 2002 from $703,000 in fiscal 2001. This increase related primarily to European sales and marketing efforts on the TriActiv. In addition, general and administrative expenses increased $559,000, to $2.8 million in fiscal 2002 from $2.3 million in fiscal 2001. This was attributable to $350,000 in increased personnel costs and $209,000 in increased professional services and public company expenses, including investor relations and filing fees. These increases were related to our continued sales and research and development growth.

Net Interest Income. Interest expense decreased $16,000, or 7%, to $223,000 in fiscal 2002 from $239,000 in fiscal 2001. This was due to a lower principal balance on the THM acquisition obligation as a result of scheduled repayments. Interest income was consistent at $1.9 million in fiscal 2002 and 2001. Although our cash and investment balances increased, this was offset by lower interest rates.

Other Non-Operating Income (Expense). Other non-operating expense was $15,000 for fiscal 2002 compared to other non-operating income of $24,000 for fiscal 2001. Other non-operating expense (income) for both periods represented primarily the net gain or loss on the sale of fixed assets.

Net Income. Net income increased 27% to $4.6 million in fiscal 2002 from $3.6 million in fiscal 2001. This was primarily the result of increased sales and royalty income as described above, offset in part by increased expenses associated with research and development and sales and marketing efforts related to the TriActiv, also described above. In addition, the Company recognized $2.4 million in income tax expense in fiscal 2002 compared to a $4.1 income tax benefit in fiscal 2001. The prior year income tax benefit was recognized when the valuation allowance related to certain deferred tax assets was reversed. Based on our projections of taxable income, we believed it was likely we would be able to utilize our federal net operating loss (NOL) carryforwards. As a result, the valuation allowance related to these carryforwards was no longer considered necessary. Lastly, in fiscal 2001 we recognized an IPR&D charge of $7.6 million, described below.

COMPARISON OF FISCAL YEARS 2001 AND 2000

Revenues. Revenues increased 17% to $23.2 million in the year ended June 30, 2001, or fiscal 2001, from $19.8 million in the year ended June 30, 2000, or fiscal 2000. Net sales of products increased 11% to $14.6 million from $13.1 million for fiscal 2001 and 2000, respectively. Of this increase, $6.6 million was attributable to increased sales of biomaterials products. This increase was offset by a $5.1 million decrease in 6F Angio-Seal device sales to St. Jude Medical. We had been providing St. Jude Medical with Angio-Seal devices for the international and U.S. markets, however, St. Jude Medical transitioned the manufacturing of these devices to their facility in August 2000.

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

Royalty Income. Royalty income increased 25%, to $8.2 million from $6.6 million in fiscal 2001 and 2000, respectively. This increase was achieved despite the anticipated 25% reduction in the Angio-Seal royalty rate from 12% to 9% during the second fiscal quarter of fiscal 2001 and reflects a greater number of units sold as well as an increase in average selling price for the Angio-Seal. Royalty units increased 36% as approximately 483,000 Angio-Seal units were sold to end-users during fiscal 2001 compared to approximately 354,000 units sold during fiscal 2000. This unit increase was due to St. Jude Medical's increased sales and marketing efforts, continued strong sales of the 6F Angio-Seal and sales of the new 8F Angio-Seal in the U.S. market. The new version of the 8F Angio-Seal was introduced in the U.S. in September 2000.

Cost of Products Sold. Cost of products sold decreased 2% to $7.4 million in fiscal 2001 from $7.6 million in fiscal 2000.In addition, gross margin increased to 49% from 42%. This increase reflects the higher margins on our biomaterials products as well as continued allocation of overhead across greater sales volumes, which results in a decrease in per unit costs.

Research and Development Expense. Research and development expense increased 37% to $7.3 million in fiscal 2001 compared to $5.3 million in fiscal 2000. This increase was mainly attributable to our continued development efforts on the TriActiv, including clinical trial expenses. We also continued to expand our development efforts on our biomaterials products including our work under the NIST articular cartilage development grant.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 13% to $3.0 million from $2.6 million, in fiscal 2001 and fiscal 2000, respectively. This increase was primarily the result of increased sales and marketing expenses which increased to $703,000 in fiscal 2001 from $398,000 in fiscal 2000 related to marketing efforts on the TriActiv and our biomaterials products. In addition, general and administrative expenses increased $362,000, to $2.1 million in fiscal 2001 from $1.8 million in fiscal 2000. This was attributable to $100,000 of goodwill amortization expense related to the THM acquisition as well as increased personnel costs to support our current sales research and development growth. This was partially offset by a $315,000 decrease in litigation expenses.

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

Net Income. Net income decreased 24% to $3.6 million in fiscal 2001 from $4.7 million in fiscal 2000 as a result of the changes noted above, an IPR&D charge of $7.6 million (described below) and a $4.1 million income tax benefit. The income tax benefit was recognized when the valuation allowance related to certain deferred tax assets was reversed. Based on our current projections of taxable income, we believe it is likely we will be able to utilize our federal net operating loss (NOL) carry forwards. As a result, the valuation allowance related to these carry forwards was no longer considered necessary.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $6.4 million and $5.4 million during fiscal 2002 and 2001, respectively. In fiscal 2002, changes in asset and liability balances resulted in a net $300,000 use of cash, offset by net income of $4.6 million and non-cash depreciation and amortization of $2.1 million. In fiscal 2001, changes in asset and liability balances resulted in a net $7.6 million use of cash, offset by net income of $3.6 million, non-cash depreciation and amortization of $1.8 million and a non-cash write-off of in-process research and development of $7.6 million.

In conjunction with our acquisition of THM in September of 2000, we incurred a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,250 which began on December 31, 2000 and end on September 30, 2004. The cash outflow related to the Acquisition Obligation over the next five years will be $1,125,000 in fiscal years 2003 and 2004 and $281,250 in fiscal 2005, when the obligation will be fully repaid.

Our operating leases also represent a significant cash outflow. Lease expense under non-cancelable operating leases over the next five years will be as follows: $512,000 in fiscal 2002; $578,000 in fiscal 2003; $574,000 in fiscal
2004; $543,000 in fiscal 2005; and $231,000 in fiscal 2006.

Our cash, cash equivalents and short-term investments were $31.9 million at June 30, 2002. In addition, we had $2.1 million in restricted investment accounts. We have pledged $2.1 million in investments as collateral to secure bank loans made to employees to pay taxes incurred by these employees when they received common stock at the time of our initial public offering. In exchange for our pledging this collateral, the employees have pledged their common stock to us as collateral.

We had a $4.2 million capital spending plan for fiscal 2002, which was expended primarily on machinery, equipment and leasehold improvements. These expenditures were related to the continued expansion of our manufacturing capabilities for our biomaterials and new TriActiv product lines. We have a $5.1 million capital spending plan for fiscal 2003 which will continue to be expended primarily on the expansion of our manufacturing capabilities and space for all product lines.

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv and our biomaterials products. We believe our current cash and investment balances in addition to cash generated from operations will be sufficient to meet our operating and capital requirements through at least fiscal 2003. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products. There can be no assurance that we will record profits in future periods. See "Risk Factors."

The terms of any future equity financing may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants which limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise. Our estimate of the time periods for which our cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption "Risk Factors" in this annual report on Form 10-K.

ACQUISITION OF THM BIOMEDICAL, INC. AND IN-PROCESS RESEARCH AND DEVELOPMENT
CHARGE

On September 1, 2000, we acquired THM Biomedical, Inc. (THM), a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $228,000. The transaction was financed with $6.6 million in cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,250 which began on December 31, 2000 and end on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon our available borrowing rate of 7.5%) of $3.9 million was recorded as a liability on the Company's financial statements, with a remaining balance of $2.3 million at June 30, 2002.

In fiscal 2001, the $7.6 million IPR&D charge represented the estimated fair value of purchased in-process technology which has not yet reached technological feasibility and has no alternative future use and was comprised of the following projects: Articular Cartilage ($5.4 million), Bone Fusion ($389,000), Other Bone Applications ($261,000), and Drug Delivery ($1.5 million). Each of the four projects utilizes the core open-cell poly lactic acid (OPLA) technology, a porous tissue matrix (PTM) technology developed by THM. PTM technology facilitates wound healing in both bone and soft tissue and is bioabsorbable at controlled rates for specific functions and tissues. Each of the IPR&D projects utilizes these properties of the PTM technology to address its respective market. For example, the articular cartilage project uses the PTM technology as the foundation for an articular cartilage repair and regrowth product. The total IPR&D value was determined by estimating the stage of completion of each IPR&D project at the date of the acquisition, estimating the costs to develop each IPR&D project into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate in each project takes into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology.

The stage of completion for all projects ranged from 48% to 72% as of the acquisition date with the weighted average completion rate of approximately 56%. As of that date, the estimated costs to bring the projects under development to technological feasibility and through clinical trials were approximately $7.3 million.

Since the date of the acquisition, as planned, we have primarily devoted our development efforts of PTM technology to the articular cartilage and other bone applications and have expended approximately $880,000 on such efforts through June 30, 2002. In addition, we received 510(k) approval for a proprietary PTM based product, ImproVise(TM), an absorbable cement flow restrictor for use in certain orthopaedic surgical procedures. In addition, we are seeking regulatory approval for a second proprietary PTM based product with application in the orthopaedics market.

The net cash flows from IPR&D projects were based on management's best estimates of revenue, cost of sales, research and development costs, general and administrative costs, and income taxes from such projects. These estimates were determined considering our historical experience and industry trends and averages. Sales of products incorporating these technologies are expected to commence between fiscal 2003 and fiscal 2005, depending on the project, with projected revenue growth rates in the 50% range in the immediate years following worldwide market launch, declining to the 5% range as each market nears maturity. These projections were based on our best estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The cash flows from revenues in each period are reduced by related expenses, capital expenditures, the cost of working capital and an assigned contribution to the core technology serving as a foundation for the research and development.

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

                                  RISK FACTORS

You should carefully consider the risks and uncertainties described below, in addition to the other information set forth in this report, because they could materially and adversely affect our business, operating results, financial condition, cash flows and prospects as well as adversely affect the value of an investment in our common stock.

RISKS RELATED TO OUR BUSINESS

WE CANNOT ASSURE YOU THAT THE CLINICAL TRIALS FOR THE TRIACTIV WILL BE SUCCESSFUL OR THAT WE WILL BE ABLE TO OBTAIN THE NECESSARY REGULATORY APPROVALS FOR THE TRIACTIV IN THE UNITED STATES.

We need to conduct additional human clinical trials for the TriActiv. It is possible that, during these trials, the TriActiv may be found to be ineffective or unsafe or we encounter other problems that cause us to delay or suspend development of the product. The TriActiv has not been approved for marketing by the FDA. We will require substantial additional expenditures to develop the product, conduct clinical trials and gain the necessary regulatory approval for the TriActiv in the U.S. prior to granting approval, the FDA may require clarification of information provided in our regulatory submissions, more information or more clinical studies. If granted, FDA approval may impose limitations on the uses for which our product may be marketed or how our product may be marketed. Should we experience delays or be unable to receive approval from the FDA, our operating results and business may be substantially impaired.

ALTHOUGH WE HAVE RECEIVED CE MARK APPROVAL AND EVEN IF WE RECEIVE FDA APPROVAL, WE MAY NOT BE SUCCESSFUL COMMERCIALIZING THE TRIACTIV.

If the TriActiv clinical trials are completed successfully and we obtain the necessary governmental approvals, we will need to commercialize the product. We cannot assure you that we will be able to find a suitable partner and/or develop and train our own sales force to sell and market the TriActiv. We recently began to build a sales and marketing force, but had no prior experience hiring or training a sales and marketing force. We may not be able to expand and maintain an internal sales and marketing force with technical expertise and supporting distribution capabilities. If we are unable to successfully commercialize the TriActiv, our growth prospects will be diminished.

WE DERIVE A SUBSTANTIAL MAJORITY OF OUR REVENUES FROM ONLY TWO CUSTOMERS.

A substantial majority of our total revenues are derived from only two customers. Royalty income from, and sales of biomaterials to, St. Jude Medical associated with the Angio-Seal represented approximately 62% of total revenue while sales of biomaterials products to one other customer, a distributor of orthopedic products, represented approximately 23% of total revenues. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the Angio-Seal from customers of St. Jude Medical. Our customer concentration exposes us to the risk of changes in the business condition of our major customers and to the risk that the loss of a major customer would adversely affect our results of operations. Our relationship with these customers is subject to change at any time.

WE ANTICIPATE THAT A SUBSTANTIAL PORTION OF OUR REVENUES WILL CONTINUE TO COME FROM THE ANGIO-SEAL, WHICH IS MANUFACTURED, MARKETED AND DISTRIBUTED BY ST. JUDE MEDICAL.

Under our license agreements with St. Jude Medical, the Angio-Seal is manufactured, marketed and sold on a worldwide basis by St. Jude Medical. Two of our significant sources of revenue for the future are expected to be sales of collagen to St. Jude Medical for use in the Angio-Seal and royalty income from the sale of the Angio-Seal product line. As of June 1, 2000, St. Jude Medical is no longer obligated to buy collagen from us. Our success with the Angio-Seal depends in part on the time, effort and attention that St. Jude Medical devotes to the Angio-Seal product line and on their success in manufacturing, marketing and selling the Angio-Seal product line. Under the terms of our agreements with St. Jude Medical, we have no control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. St. Jude Medical can terminate our arrangement at any time for any reason upon 12 months notice. At such time, we would receive all sales and marketing, manufacturing and distribution rights to the Angio-Seal product line back. There can be no assurance that St. Jude Medical will successfully pass future inspections of its manufacturing facility or adequately perform its manufacturing, marketing and selling duties. Any such failure by St. Jude Medical may negatively impact Angio-Seal unit sales and therefore reduce our royalties and impair our operating results and business.

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

WE MAY BE REQUIRED TO DELAY, REDUCE OR ELIMINATE SOME OR ALL OF OUR EFFORTS TO DEVELOP AND MARKET THE TRIACTIV IF WE FAIL TO OBTAIN ADDITIONAL FUNDING THAT MAY BE REQUIRED TO SATISFY OUR FUTURE CAPITAL NEEDS.

We plan to continue to spend substantial funds to develop and market the TriActiv. Our future liquidity and capital requirements will depend upon numerous factors, including the progress and success of our clinical trials, the timing and cost involved in obtaining regulatory approvals, the timing and cost of developing sales and marketing strategies, our ability to enter into strategic alliances, manufacturing and research and development activities, the extent to which the TriActiv gains market acceptance and competitive developments. Any additional required financing may not be available on satisfactory terms, if at all. If we are unable to obtain financing, we may be required to delay, reduce or eliminate some or all of our research and development activities or sales and marketing efforts, in which case our operating results and business may be substantially impaired.

THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE AND ARE LIKELY TO BECOME MORE COMPETITIVE, AND OUR COMPETITORS MAY BE ABLE TO RESPOND MORE QUICKLY TO NEW OR EMERGING TECHNOLOGIES AND CHANGES IN CUSTOMER REQUIREMENTS.

The markets for our current and proposed products are fragmented, intensely competitive, subject to rapid change and sensitive to new product introductions and enhancements. We expect that the competitive environment for our products will become more intense as additional companies enter our markets and as new techniques and technologies are adopted. Our biomaterials and medical devices compete directly and indirectly for customers with a range of products and technologies produced by a wide variety of companies, as well as other processes and procedures which do not require the use of our products or those of our competitors. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in these markets, greater name recognition, larger customer bases and greater financial, technical and marketing resources.

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Datascope Corp., Perclose, Inc. (a subsidiary of Abbott Laboratories) and Vascular Solutions, Inc. The substantial majority of vascular sealing is performed through manual compression, which represents our primary competition. If we are successful in commercializing the TriActiv, our competitors in that market will include Boston Scientific Corporation, Johnson and Johnson, Inc., Medtronic, Inc. (which owns Percu-Surge, Inc.) and Guidant Corporation, among others.

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

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MEDICAL COMMUNITY OR IF OUR PRODUCTS ARE REPLACED BY NEW TECHNOLOGIES, OUR BUSINESS MAY SUFFER.

The success of our existing products depends on continued acceptance of these products by the medical community. We cannot predict whether or not our products will continue to be accepted and if that acceptance will be sustained to over the long term. The success of any products we develop in the future will depend on the adoption of these products by our targeted markets. We can not predict how quickly, if at all, the medical community will accept our future products or the extent to which our future products will be used. If we encounter difficulties introducing future products into our targeted markets, our operating results and business may be substantially impaired. In addition, new technologies and techniques may be developed which may render our current products, along with those under development, obsolete.

THE LOSS OF, OR INTERRUPTION OF SUPPLY FROM, KEY VENDORS COULD LIMIT OUR ABILITY TO MANUFACTURE OUR PRODUCTS.

We purchase certain materials and components for our products from various suppliers. Some of these components are custom made for us, including many of our absorbable polymer and suture raw materials which are used in our custom polymer products across all markets. Any loss of, or interruption of supply from, key vendors may require us to find new vendors. We could experience production or development delays while we seek new vendors which could substantially impair our operating results and business.

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

St. Jude Medical sells the Angio-Seal product line internationally and pays us a royalty on each unit sold. Our royalties from those international sales are subject to several risks, including:

     - the impact of recessions in economies both within and outside the United States;

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND HARM OUR OPERATING RESULTS.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of any acquired company also may consume much of our management's time and attention that could otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Furthermore, we may be unable to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets.

OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

Our operating results have varied significantly from quarter to quarter in the past and are likely to vary substantially in the future as a result of a number of factors, some of which are not in our control, including:

     - market perception and customer acceptance of our products;

     - market perception and acceptance of our customer's products;

     - our efforts to increase sales of our biomaterials products;

     - our efforts to gain FDA approval and commercialize the TriActiv;

     - the loss of significant orders;

     - changes in our relationship with St. Jude Medical;

     - our establishment of strategic alliances or acquisitions;

     - timely implementation of new and improved products;

     - delays in obtaining regulatory approvals;

     - increased competition; and

     - litigation concerning intellectual property rights in the medical device industry.

You should not rely upon our results of operations for any particular quarter as an indication of our results for a full year or any other quarter.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

IF WE ARE UNABLE TO PROTECT OUR PATENTS AND PROPRIETARY RIGHTS, OUR REPUTATION AND COMPETITIVENESS IN THE MARKETPLACE MAY BE MATERIALLY DAMAGED.

We regard our patents, biomaterials trade secrets and other intellectual property as important to our success. We rely upon patent law, trade secret protection, confidentiality agreements and license agreements with St. Jude Medical to protect our proprietary rights. Although we have registered certain of our patents with applicable governmental authorities, effective patent protection may not be available in every country in which our products are made available, and we have not sought protection for our intellectual property in every country where our products may be sold. The steps we take to protect our proprietary rights may not be adequate to ensure that third parties will not infringe or otherwise violate our patents or similar proprietary rights.

We and St. Jude Medical are plaintiffs in a patent infringement lawsuit against Perclose, which was acquired by Abbott Laboratories, and we are co-defendants against counterclaims filed by Perclose in response to our complaint. We have spent substantial resources on this litigation and a Markman hearing order was entered against us which, if upheld on appeal, would mean that our claims against Perclose are denied. See "Item 3. Legal Proceedings." Intellectual property litigation in recent years has proven to be very costly and complex, and the outcome of such litigation is difficult to predict.

WE MAY BE ACCUSED OF INFRINGING UPON THE PROPRIETARY RIGHTS OF OTHERS AND ANY RELATED LITIGATION COULD MATERIALLY DAMAGE OUR OPERATING RESULTS AND BUSINESS.

Third parties may claim that we have violated their intellectual property rights. An adverse determination in any intellectual property litigation or interference proceedings brought against us could prohibit us from selling our products, subject us to significant liabilities to third parties or require us to seek licenses from third parties.

The costs associated with these license arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of key personnel.

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

RISKS RELATED TO OUR INDUSTRY

WE MAY FACE PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN COSTLY LITIGATION AND SIGNIFICANT LIABILITIES.

The clinical testing, manufacture and sale of medical products involve an inherent risk that human subjects in clinical testing or consumers of the products may suffer serious bodily injury or death due to side effects or other unintended negative reactions to our products. Accordingly, the clinical testing, manufacture and sale of our products entail significant risk of product liability claims. The medical device industry in general has been subject to significant product liability litigation. Any product liability claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management's time, attention and resources. We cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all.

WE FACE UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT FOR OUR PRODUCTS.

We could be seriously harmed by changes in reimbursement policies of governmental or private healthcare payers, particularly to the extent any changes affect reimbursement for catheterization procedures in which our Angio-Seal products are used. If physicians, hospitals and other users of our products fail to obtain sufficient reimbursement from healthcare payers for procedures in which our products are used or adverse changes occur in governmental and private third-party payers' policies toward reimbursement for these procedures, our operating results and business may be substantially impaired.

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

Compliance with the regulations of these agencies may delay or prevent us from introducing any new or improved products, including the TriActiv. Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business.

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

RISKS RELATED TO OUR SECURITIES

THE TRADING PRICE OF OUR COMMON STOCK IS LIKELY TO FLUCTUATE SUBSTANTIALLY IN THE FUTURE.

The trading price of our common stock may fluctuate widely as a result of a number of factors, some of which are not in our control, including:

     - our ability to meet or exceed expectations of analysts or investors;

     - quarter to quarter variations in our operating results;

     - announcements regarding clinical activities or new products by us or our competitors;

     - general conditions in the medical device industry;

     - changes in earnings estimates by analysts;

     - price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many medical device companies; and

     - general economic conditions.

In addition, the market for our stock has experienced, and may continue to experience, price and volume fluctuations unrelated or disproportionate to our operating performance. As a result, you may not be able to sell shares of our common stock at or above the price at which you purchase them. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, we could incur substantial cost, and our management's attention and resources could be diverted from our business.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET BY MANAGEMENT AND OTHER STOCKHOLDERS WITH SIGNIFICANT HOLDINGS COULD CAUSE OUR STOCK PRICE TO FALL.

Sales of a substantial number of shares of our common stock in the public market by management or other significant stockholders, including any such sales made to raise capital to repay outstanding indebtedness, or the perception that such sales could occur, could cause the market price of our common stock to decline or adversely affect our future ability to raise capital through an offering of equity securities.

OUR SECOND AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY DISCOURAGE AN ACQUISITION OF OUR COMPANY.

Provisions of our second amended and restated certificate of incorporation and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

                           FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect", "plan" and similar expressions, as they relate to Kensey Nash, our business or our management, are intended to identify forward-looking statements, but they are not exclusive means of identifying them.

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include, among other things:

     - general economic and business conditions, both nationally and in our markets;

     - our expectations and estimates concerning future financial performance and financing plans;

     - the impact of competition;

     - anticipated trends in our business;

     - existing and future regulations affecting our business;

     - strategic alliances and acquisition opportunities; and

     - other risk factors set forth under "Risk Factors" above.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments as well as interest paid on our debt.

Our investment portfolio consists primarily of high quality U.S. government securities and certificates of deposit with an average maturity of nine years. We mitigate default risk by investing in what we believe are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At June 30, 2002, our total portfolio consisted of approximately $30.3 million of investments, with maturities ranging from one to fifteen years. Additionally, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We have $2.3 million in outstanding debt at June 30, 2002, related to the acquisition of THM.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, with the report of the independent auditors, listed in
Item 14, are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the information under the captions "Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with its 2002 Annual Meeting of Stockholders scheduled to be held on December 5, 2002 (the 2002 Proxy Statement), which will be filed with the Securities and Exchange Commission on or before October 28, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to the information under the caption "Executive Compensation and Certain Transactions" in the 2002 Proxy Statement

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Shareholders," "Security Ownership of Management" and "Equity Compensation Plan Information" in the 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the 2002 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a) 1. FINANCIAL STATEMENTS

The following financial statements of the Company and Report of Deloitte & Touche LLP, Independent Auditors are included in this report:

     Independent Auditors' Report

     Consolidated Balance Sheets as of June 30, 2002 and 2001

     Consolidated Statements of Income for the Years Ended June 30, 2002, 2001 and 2000

     Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of KENSEY NASH CORPORATION:

We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation and its subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

August 14, 2002

                            KENSEY NASH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,        JUNE 30,
                                                                    2002            2001
                                                                ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,632,395    $  2,841,963
  Investments...............................................      28,241,868      24,164,887
  Trade receivables, net of allowance for doubtful accounts
    of $42,500 and $1,000 at June 30, 2002 and 2001,
    respectively............................................       3,331,046       4,623,456
  Royalties receivable......................................       3,370,997       2,270,091
  Officer loans.............................................       1,882,369       1,170,276
  Other receivables (including approximately $45,000 and
    $41,000 at June 30, 2002 and 2001, respectively, due
    from employees).........................................         274,620         244,601
  Inventory.................................................       2,518,924       1,321,511
  Deferred tax asset, current portion.......................       1,313,517       2,318,741
  Prepaid expenses and other................................       1,160,834         512,099
                                                                ------------    ------------
      Total current assets..................................      45,726,570      39,467,625
                                                                ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements....................................       6,116,775       5,676,760
  Machinery, furniture and equipment........................      11,229,083       7,853,177
  Construction in progress..................................       1,950,427       1,606,181
                                                                ------------    ------------
      Total property, plant and equipment...................      19,296,285      15,136,118
  Accumulated depreciation..................................      (7,985,357)     (6,105,575)
                                                                ------------    ------------
      Net property, plant and equipment.....................      11,310,928       9,030,543
                                                                ------------    ------------
OTHER ASSETS:
  Restricted investments....................................       2,113,072       2,231,251
  Property under capital leases, net........................                           1,525
  Deferred tax asset, non-current portion...................       1,608,760       2,125,407
  Acquired patents, net of accumulated amortization of
    $1,159,692 and $896,666 at June 30, 2002 and 2001,
    respectively............................................       2,936,674       3,199,700
  Goodwill, net of accumulated amortization of $100,037 at
    June 30, 2002 and 2001, respectively....................       3,284,303       3,284,303
                                                                ------------    ------------
      Total other assets....................................       9,942,809      10,842,186
                                                                ------------    ------------
TOTAL.......................................................    $ 66,980,307    $ 59,340,354
                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  1,726,370    $  1,891,484
  Accrued expenses..........................................       1,084,475         544,268
  Current portion of debt and capital lease obligations.....         978,902         910,738
  Deferred revenue..........................................         293,035         123,352
                                                                ------------    ------------
      Total current liabilities.............................       4,082,782       3,469,842
                                                                ------------    ------------
LONG TERM PORTION OF DEBT...................................       1,330,484       2,309,385
                                                                ------------    ------------
      Total liabilities.....................................       5,413,266       5,779,227
                                                                ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares
    authorized, no shares issued or outstanding at June 30,
    2002 and 2001
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 10,748,455 and 10,509,431 shares issued and
    outstanding at June 30, 2002 and 2001, respectively.....          10,748          10,509
  Capital in excess of par value............................      67,289,436      63,974,745
  Accumulated deficit.......................................      (5,585,885)    (10,196,713)
  Accumulated other comprehensive loss......................        (147,258)       (227,414)
                                                                ------------    ------------
      Total stockholders' equity............................      61,567,041      53,561,127
                                                                ------------    ------------
TOTAL.......................................................    $ 66,980,307    $ 59,340,354
                                                                ============    ============

See notes to consolidated financial statements.

                            KENSEY NASH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED JUNE 30,
                                                          -----------------------------------------
                                                             2002           2001           2000
                                                          -----------    -----------    -----------
REVENUES:
  Net sales...........................................    $17,502,194    $14,600,518    $13,143,813
  Research and development............................        765,268        329,754         59,857
  Royalty income......................................     10,761,127      8,240,809      6,611,685
                                                          -----------    -----------    -----------
       Total revenues.................................     29,028,589     23,171,081     19,815,355
                                                          -----------    -----------    -----------
OPERATING COSTS AND EXPENSES:
  Cost of products sold...............................      8,214,321      7,427,146      7,614,068
  Research and development............................     10,782,706      7,292,937      5,340,021
  Selling, general and administrative.................      4,670,215      2,986,451      2,634,358
  In-process research and development charge..........                     7,593,597
                                                          -----------    -----------    -----------
       Total operating costs and expenses.............     23,667,242     25,300,131     15,588,447
                                                          -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS.........................      5,361,347     (2,129,050)     4,226,908
                                                          -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Interest income.....................................      1,916,113      1,906,789        952,772
  Interest expense....................................       (222,921)      (239,098)      (429,949)
  Other...............................................        (15,107)        23,702           (567)
                                                          -----------    -----------    -----------
       Total other income -- net......................      1,678,085      1,691,393        522,256
                                                          -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAX.......................      7,039,432       (437,657)     4,749,164
Income tax (expense) benefit..........................     (2,428,604)     4,054,399
                                                          -----------    -----------    -----------
NET INCOME............................................    $ 4,610,828    $ 3,616,742    $ 4,749,164
                                                          ===========    ===========    ===========
BASIC EARNINGS PER SHARE..............................    $      0.43    $      0.35    $      0.61
                                                          ===========    ===========    ===========
DILUTED EARNINGS PER SHARE............................    $      0.41    $      0.34    $      0.60
                                                          ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............     10,666,111     10,461,552      7,766,184
                                                          ===========    ===========    ===========
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING....     11,256,177     10,591,147      7,975,439
                                                          ===========    ===========    ===========

See notes to consolidated financial statements.

                            KENSEY NASH CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             CAPITAL                        ACCUMULATED
                                                      COMMON STOCK          IN EXCESS                          OTHER
                                                  ---------------------      OF PAR       ACCUMULATED      COMPREHENSIVE
                                                    SHARES      AMOUNT        VALUE         DEFICIT       (EXPENSE)/INCOME
                                                  ----------    -------    -----------    ------------    ----------------
BALANCE, JUNE 30, 1999........................     7,470,710    $ 7,470    $37,697,452    $(18,562,619)      $(241,402)
  Shares issued upon Secondary Offering.......     2,959,000      2,959     26,247,007
  Secondary Offering costs....................                                (501,241)
  Exercise of stock options...................        25,789         26        246,824
  Net income..................................                                               4,749,164
  Change in unrealized gain (loss) on
     investments..............................                                                                (241,284)
  Comprehensive income........................
                                                  ----------    -------    -----------    ------------       ---------
BALANCE, JUNE 30, 2000........................    10,455,499     10,455     63,690,042     (13,813,455)       (482,686)
                                                  ----------    -------    -----------    ------------       ---------
  Secondary Offering costs....................                                (212,681)
  Exercise of stock options...................        53,932         54        497,384
  Net income..................................                                               3,616,742
  Change in unrealized gain (loss) on
     investments..............................                                                                 255,272
  Comprehensive income........................
                                                  ----------    -------    -----------    ------------       ---------
BALANCE, JUNE 30, 2001........................    10,509,431     10,509     63,974,745     (10,196,713)       (227,414)
                                                  ----------    -------    -----------    ------------       ---------
  Exercise of stock options...................       239,024        239      3,314,691
  Net income..................................                                               4,610,828
  Foreign currency translation adjustment.....                                                                  39,379
  Change in unrealized gain (loss) on
     investments..............................                                                                  40,777
  Comprehensive income........................
                                                  ----------    -------    -----------    ------------       ---------
BALANCE, JUNE 30, 2002........................    10,748,455    $10,748    $67,289,436    $ (5,585,885)      $(147,258)
                                                  ==========    =======    ===========    ============       =========


                                                COMPREHENSIVE
                                                   INCOME/
                                                  (EXPENSE)         TOTAL
                                                -------------    -----------
BALANCE, JUNE 30, 1999........................   $       --      $18,900,901
  Shares issued upon Secondary Offering.......                    26,249,966
  Secondary Offering costs....................                      (501,241)
  Exercise of stock options...................                       246,850
  Net income..................................    4,749,164        4,749,164
  Change in unrealized gain (loss) on
     investments..............................     (241,284)        (241,284)
                                                 ----------
  Comprehensive income........................   $4,507,880
                                                 ==========      -----------
BALANCE, JUNE 30, 2000........................                    49,404,356
                                                                 -----------
  Secondary Offering costs....................                      (212,681)
  Exercise of stock options...................                       497,438
  Net income..................................    3,616,742        3,616,742
  Change in unrealized gain (loss) on
     investments..............................      255,272          255,272
                                                 ----------
  Comprehensive income........................   $3,872,014
                                                 ==========      -----------
BALANCE, JUNE 30, 2001........................                    53,561,127
                                                                 -----------
  Exercise of stock options...................                     3,314,930
  Net income..................................    4,610,828        4,610,828
  Foreign currency translation adjustment.....       39,379           39,379
  Change in unrealized gain (loss) on
     investments..............................       40,777           40,777
                                                 ----------
  Comprehensive income........................   $4,690,984
                                                 ==========      -----------
BALANCE, JUNE 30, 2002........................                   $61,567,041
                                                                 ===========

                            KENSEY NASH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                         -----------------------------------------
                                                             2002           2001          2000
                                                         ------------   ------------   -----------
OPERATING ACTIVITIES:
  Net income...........................................  $  4,610,828   $  3,616,742   $ 4,749,164
  Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization.....................     2,144,333      1,827,703       862,289
     In-process research and development charge........                    7,593,597
  Changes in assets and liabilities which (used)
     provided cash:
     Accounts receivable...............................      (550,608)    (2,861,936)   (2,001,567)
     Deferred tax asset................................     1,521,871     (4,302,148)      (88,000)
     Prepaid expenses and other current assets.........      (648,735)      (182,433)      (63,560)
     Inventory.........................................    (1,197,413)      (380,263)     (153,420)
     Accounts payable and accrued expenses.............       375,093        510,486      (559,606)
     Deferred revenue..................................       169,683       (420,684)     (374,546)
                                                         ------------   ------------   -----------
       Net cash provided by operating activities.......     6,425,052      5,401,064     2,370,754
                                                         ------------   ------------   -----------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment...........    (4,160,167)    (3,097,439)   (2,066,055)
  Acquisition of THM Biomedical, Inc., net of cash
     acquired..........................................                   (6,781,861)
  Redemption of investments............................    13,264,776      3,900,000       635,025
  Purchase of investments..............................   (17,300,980)   (20,206,307)
                                                         ------------   ------------   -----------
       Net cash used in investing activities...........    (8,196,371)   (26,185,607)   (1,431,030)
                                                         ------------   ------------   -----------
FINANCING ACTIVITIES:
  Principal payments under capital leases..............        (1,938)       (10,370)      (22,501)
  Repayments of long term debt.........................      (908,799)      (615,783)   (6,578,453)
  Purchase of restricted investments...................       (88,298)      (149,600)     (132,265)
  Sale of restricted investments.......................       206,477                    2,726,339
  Secondary Offering costs.............................                     (212,681)     (501,241)
  Proceeds from Secondary Offering.....................                                 26,249,996
  Proceeds from exercise of stock options..............     3,314,930        497,438       246,850
                                                         ------------   ------------   -----------
       Net cash provided by (used in) financing
          activities...................................     2,522,372       (490,996)   21,988,725
                                                         ------------   ------------   -----------
EFFECT OF EXCHANGE RATE ON CASH........................        39,379
INCREASE (DECREASE) IN CASH............................       790,432    (21,275,539)   22,928,449
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...........     2,841,963     24,117,532     1,189,083
                                                         ------------   ------------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR.................  $  3,632,395   $  2,841,993   $24,117,532
                                                         ============   ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...............................  $    216,200   $    239,098   $   465,082
                                                         ============   ============   ===========
  Cash paid for income taxes...........................  $     80,000   $    130,000   $    88,000
                                                         ============   ============   ===========

SUPPLEMENTAL DISCLOSURE OF FINANCING INFORMATION:

During the year ended June 30, 2001, the Company entered into an Acquisition Obligation in connection with the acquisition of THM Biomedical, Inc. (see Note
4). The present value of this Acquisition Obligation at the date of acquisition was $2,309,386.

See notes to consolidated financial statements.

                            KENSEY NASH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS -- Kensey Nash is a leader in the development and manufacturing of cardiovascular medical technology devices for distal protection and arterial puncture closure. The Company is developing the TriActiv(TM) Balloon Protected Flush Extraction System (TriActiv), a device designed to provide distal protection during saphenous vein graft treatment. We received European (CE) mark approval for the TriActiv in January 2002 and commercialized the device during the fourth quarter of the fiscal year ended June 30, 2002 (fiscal 2002). We are marketing and selling the device in Europe through a direct sales force in Germany and through distributors throughout the rest of Europe. Clinical trials are underway in the United States.

Additionally, the Company is the original designer, developer and manufacturer of the Angio-Seal Vascular Closure Device (Angio-Seal), the leading product in arterial puncture closure, which is manufactured, marketed and sold by St. Jude Medical, Inc. This device is designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. The Company was incorporated in Delaware on August 6, 1984.

We have developed, assisted in developing and are manufacturing absorbable biomaterials products for leading companies in the orthopaedic, cardiology, drug/biologics delivery, periodontal and wound care markets for incorporation into their products. We are also, independently or on behalf of our customers, designing and developing various new absorbable biomaterials products for all of these markets.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash Europe GmbH. All intercompany transactions and balances have been eliminated. Kensey Nash Holding Company, incorporated in Delaware on January 8, 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash GmbH, incorporated in Germany in January 2002, was formed for the purpose of sales and marketing of the TriActiv, which we launched in Europe during the fourth fiscal quarter of 2002.

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

CASH AND CASH EQUIVALENTS -- Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximated fair value as of June 30, 2002 and 2001. The fair value of short-term investments is based on quoted market prices.

INVESTMENTS -- Investments at June 30, 2002 consist of Certificates of Deposit and Government and Corporate Obligations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale securities. The Company's entire investment portfolio is reported at fair value with unrealized gains and losses included in stockholders' equity (see Comprehensive Income).

The following is a summary of available-for-sale securities at June 30, 2001 and 2002.

                                                        YEAR ENDED JUNE 30, 2001
                                           --------------------------------------------------
                                                            GROSS UNREALIZED       ESTIMATED
                                            AMORTIZED     --------------------       FAIR
DESCRIPTION                                   COST         GAIN        LOSS          VALUE
-----------                                -----------    -------    ---------    -----------
U.S. Government Agency Obligations.....    $14,439,677    $29,903    $ (99,569)   $14,370,011
U.S. Corporate Obligations.............     10,000,000         --     (274,900)     9,725,100
Certificate of Deposit.................      2,301,027         --           --      2,301,027
                                           -----------    -------    ---------    -----------
  Total Investments....................     26,740,704     29,903     (374,469)    26,396,138
Amounts classified as restricted.......     (2,231,251)        --           --     (2,231,251)
                                           -----------    -------    ---------    -----------
Investments............................    $24,509,453    $29,903    $(374,469)   $24,164,887
                                           ===========    =======    =========    ===========

                                                        YEAR ENDED JUNE 30, 2002
                                           --------------------------------------------------
                                                            GROSS UNREALIZED       ESTIMATED
                                            AMORTIZED     --------------------       FAIR
DESCRIPTION                                   COST         GAIN        LOSS          VALUE
-----------                                -----------    -------    ---------    -----------
U.S. Government Agency Obligations.....    $16,103,650    $42,305    $(213,822)   $15,932,133
U.S. Corporate Obligations.............     12,421,000      4,170     (115,435)    12,309,735
Certificate of Deposit.................      2,113,072         --           --      2,113,072
                                           -----------    -------    ---------    -----------
  Total Investments....................     30,637,722     46,475     (329,257)    30,354,940
Amounts classified as restricted.......     (2,113,072)        --           --     (2,113,072)
                                           -----------    -------    ---------    -----------
Investments............................    $28,524,650    $46,475    $(329,257)   $28,241,868
                                           ===========    =======    =========    ===========

The above investments have maturities ranging from 1-15 years. There were no realized gains or losses on investments in the years ended June 30, 2002, 2001 and 2000. Certain securities are pledged as collateral and are presented as restricted investments (see Note 11).

COMPREHENSIVE INCOME -- The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive loss is shown in the consolidated statements of shareholders' equity at June 30, 2002, 2001 and 2000, and is comprised of net unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustment. The tax effect for 2002, 2001, and 2000 of other comprehensive income was not significant.

INVENTORY -- Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                                                        JUNE 30,
                                                               ---------------------------
                                                                  2002             2001
                                                               ----------       ----------
Raw materials...........................................       $2,193,438       $1,062,626
Work in process.........................................          325,486          240,451
Finished goods..........................................                            18,434
                                                               ----------       ----------
Total...................................................       $2,518,924       $1,321,511
                                                               ==========       ==========

PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment consists primarily of machinery and equipment and leasehold improvements and is recorded at cost. Maintenance and repairs are expensed as incurred. Machinery, furniture and equipment is depreciated using the straight-line method over its useful life ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or useful life of the asset.

GOODWILL -- Goodwill represents the excess of cost over the fair value of the identifiable net assets of THM Biomedical, Inc. (THM), a company acquired in September 2000 (see Footnote 4, THM Acquisition and footnote 3, goodwill). Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are subject to annual impairment tests. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives. The Company recorded $100,036 in goodwill amortization expense for the year ended June 30, 2001. Goodwill amortization expense for the year ending June 30, 2002 would have been $205,111 if the Company had decided not to early adopt SFAS 142. The early adoption of SFAS 142 did not result in the reclassification of any intangible assets, changes in the amortization periods for those intangible assets with definite lives or in the impairment of any intangible assets.

IMPAIRMENT OF LONG-LIVED ASSETS -- Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted expected future cash flows to be generated by the related asset are less than the carrying value of the asset, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company borrows.

ACCOUNTS RECEIVABLE ALLOWANCE -- The Company had trade receivable allowances of $42,500 and $1,000 at June 30, 2002 and 2001. The Company established trade receivable allowances of $68,357 and $1,000 and wrote off amounts totaling $26,857 and $0 in the years ended June 30, 2002 and 2001, respectively. These amounts are included in selling, general and administrative expense for the years ended June 30, 2002 and 2001.

PATENTS -- The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company's inability to measure the recoverability of these costs when incurred. The entire cost of acquired patents is being amortized over the remaining period of economic benefit, ranging from 7 to 12 years at June 30, 2002. The gross carrying amount of such patents at June 30, 2002 was $4,096,366 with accumulated amortization of $1,159,692. Amortization expense on these patents was $263,026 for the fiscal year ended June 30, 2002. Amortization expense on our acquired patents is estimated at $263,025 for each of the years ending June 30, 2003, 2004, 2005, 2006 and 2007.

REVENUE RECOGNITION -- Effective in fiscal 2001, the Company adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), which clarifies certain conditions to be met in order to recognize revenue. The Company's adoption of SAB 101 did not have a material impact on the results of operations, financial position or cash flows. Sales revenue is recognized when the related product is shipped. Revenue under research and development contracts is recognized as the related costs are incurred. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed.

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

INCOME TAXES -- The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109) (see Note 10).

EARNINGS PER SHARE -- Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive (see Note 16).

STOCK-BASED COMPENSATION -- Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options at the fair market value at the date of grant (see Note 15). Options granted to non-employees, as defined under SFAS 123, would be recorded as compensation expense. The Company has not granted any options to non-employees during the years ended June 30, 2002, 2001 and 2000.

SECONDARY OFFERING -- On May 23, 2000 the Company sold 2,700,000 shares of common stock in a secondary public offering (the Secondary Offering). On June 22, 2000, the underwriters elected to exercise their over-allotment option for an additional 259,000 shares. The net proceeds from the Secondary Offering (approximately $25.5 million) have been and will continue to be used primarily for research and development of the TriActiv, including clinical trials; repayment of certain indebtedness (see Note 8); and general corporate purposes, including capital expenditures and potential strategic acquisitions (see Note
4).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, in fiscal 2001. SFAS 133 established new accounting and reporting standards for derivative financial instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, depending on the Company's rights or obligations under the applicable derivative contract, and to measure those instruments at fair value. Adoption of the new method of accounting for derivatives and hedging activities did not have a material impact on the Company's financial position or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS -- In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 establishes accounting and reporting standards for obligations associated with retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS 143 will be required for the Company in fiscal 2003. We do not expect it to have a material impact on the Company's financial position or operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FASB 144). FASB 144 supercedes SFAS No 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. FASB 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No 30, Reporting Results of Operations Reporting the Effects of Disposal of a Segment of Business (Opinion 30). SFAS 144 will be effective for the Company in fiscal 2003. The adoption by the Company is not expected to have a material effect on the Company's financial position or operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 will be effective for the Company in fiscal 2003. The Company's adoption of SFAS 145 is not expected to have a material effect on the Company's financial position or operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan and nullifies EITF 94-3. SFAS 146 applies to exit or disposal activities initiated after December 31, 2002. SFAS 146 is not expected to have a material impact on the Company's financial position or operations.

PRESENTATION -- Certain items in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the presentation in the 2002 consolidated financial statements.

2.  STRATEGIC ALLIANCE AGREEMENTS

The Company has a strategic alliance with St. Jude Medical, Inc. (St. Jude Medical) which incorporates United States and foreign license agreements (together, the License Agreements). The Company also had a research and development agreement and a collagen supply agreement which have expired (see Research and Development Agreement and Collagen Supply Agreement, below).

THE LICENSE AGREEMENTS -- Under the License Agreements, St. Jude Medical has exclusive rights to manufacture and market all current and future sizes of the Angio-Seal worldwide. Also under the License Agreements, the Company receives royalty payments based upon a percentage of the revenues generated from the sale of the Angio-Seal.

THE RESEARCH AND DEVELOPMENT AGREEMENT -- The Company had an agreement whereby its Angio-Seal partner funded certain ongoing research and development costs incurred by the Company. The Company contributed one-third of such research and development costs while the partner contributed the remaining two-thirds. This agreement has expired and St. Jude Medical is performing any remaining development work on the Angio-Seal product line.

THE COLLAGEN SUPPLY AGREEMENT -- Pursuant to an agreement with St. Jude Medical, the Company was to manufacture collagen to be used in the Angio-Seal. The agreement contained a minimum purchase requirement from the Company, the price of which fluctuated based on size and cumulative quantities sold, for five years ended May 31, 2000. Although the agreement has expired, the Company continues to supply St. Jude Medical with the collagen requirements for the Angio-Seal.

3.  GOODWILL

The Company adopted all provisions of SFAS 142 on July 1, 2001. Under SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests.

There were no changes to the net carrying amount of goodwill for the year ended June 30, 2002 from June 30, 2001. The Company completed its initial required goodwill impairment test under SFAS 142 in the first quarter of fiscal 2002, which indicated that goodwill was not impaired.

The following table reconciles net income and basic and diluted earnings per share for the fiscal years ended June 30, 2002, 2001 and 2000 had this statement been effective July 1, 1999:

                                                        YEAR ENDED JUNE 30,
                                               --------------------------------------
                                                  2002          2001          2000
                                               ----------    ----------    ----------
NET INCOME:
Reported net income........................    $4,610,828    $3,616,742    $4,749,164
Goodwill amortization, net of taxes........            --        65,524            --
                                               ----------    ----------    ----------
Adjusted net income........................    $4,610,828    $3,682,266    $4,749,164
                                               ==========    ==========    ==========
BASIC EARNINGS PER SHARE
Reported basic earnings per share..........    $     0.43    $     0.35    $     0.61
Goodwill amortization, net of taxes........            --          0.01            --
                                               ----------    ----------    ----------
Adjusted basic earnings per share..........    $     0.43    $     0.36    $     0.61
                                               ==========    ==========    ==========
DILUTED EARNINGS PER SHARE
Reported diluted earnings per share........    $     0.41    $     0.34    $     0.60
Goodwill amortization, net of taxes........            --          0.01            --
                                               ----------    ----------    ----------
Adjusted diluted earnings per share........    $     0.41    $     0.35    $     0.60
                                               ==========    ==========    ==========

4.  THM ACQUISITION

On September 1, 2000 the Company acquired THM, a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $239,000. The transaction was financed with $6.6 million of the Company's cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,250 beginning on

December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's then available borrowing rate of 7.5%) of $3,833,970 was recorded as a liability on the Company's consolidated financial statements, with a remaining balance of $2,309,386 at June 30, 2002.

The acquisition has been accounted for under the purchase method of accounting and THM's results of operations are included in those of the Company since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The allocation resulted in goodwill of approximately $3.4 million. The following is a summary of the allocation (in thousands):

Assets......................................................    $   400
Accrued expenses and other liabilities......................       (702)
In-process research and development.........................      7,594
Excess of cost over net assets acquired (goodwill)..........      3,384
                                                                -------
                                                                $10,676
                                                                =======

A significant portion of the purchase price was identified as acquired in-process research and development (IPR&D). The valuation of IPR&D was performed in an independent appraisal using proven valuation procedures and techniques and represents the estimated fair market value based on risk-adjusted cash flows related to the IPR&D programs. The IPR&D consists of four primary research and development programs that are expected to reach completion between late 2002 and 2005. At the date of acquisition, the development of these programs had not yet reached technological feasibility and the IPR&D had no alternative future uses. Accordingly, these costs were immediately expensed in the consolidated statement of operations as of the acquisition date.

The following unaudited pro-forma financial information assumes that the acquisition had occurred as of the beginning of the period presented:

                                                                FISCAL YEAR
                                                                   ENDED
                                                                 06/30/01
                                                                -----------
Total revenue...............................................    $24,437,976
                                                                ===========
Net income..................................................    $ 4,829,563
                                                                ===========
Basic earnings per share....................................    $      0.46
                                                                ===========
Diluted earnings per share..................................    $      0.46
                                                                ===========

The pro forma fiscal year 2001 includes an IPR&D charge of $7.6 million. These pro forma results are based on certain assumptions and estimates. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place at the beginning of the specified periods, nor are they indicative of the results of future combined operations.

5.   LEASES

At June 30, 2002, future minimum annual rental commitments under non-cancelable lease obligations are as follows:

                                                                OPERATING LEASES
                                                                ----------------
YEAR ENDING JUNE 30:
2003........................................................       $  578,168
2004........................................................          573,744
2005........................................................          543,353
2006........................................................          230,967
                                                                   ----------
Total minimum lease payments................................       $1,926,232
                                                                   ==========

Rent expense for operating leases consists of rent for the Company's facilities in Exton, Pennsylvania, Duluth, Minnesota and Eschborn, Germany. Rent expense for the fiscal years ended June 30, 2002, 2001 and 2000 was approximately $511,000, $402,000, and $366,000, respectively.

6.  OFFICER LOANS

The Company has granted loans to a current officer of the Company totaling $1.8 million, which were for personal use and are collateralized by the officer's stock. Interest on the loans ranges from 5.75% to 7.75% and is based on the prime rate of interest. Total interest income earned by the Company on these loans was $92,092, $66,166 and $39,575 for the years ended June 30, 2002, 2001 and 2000, respectively. Interest and principal on the loans are due at the earlier of the sale of a portion of the officer's stock or March 2003. Under the Sarbanes-Oxley Act of 2002, these loans may not be renewed or extended after their due date.

7.  PATENT ACQUISITION AGREEMENT

In November 1997, the Company entered into an agreement (the Patent Acquisition Agreement) to acquire a portfolio of puncture closure patents and patent applications as well as the rights of the seller under a pre-existing licensing agreement. As a result of the Patent Acquisition Agreement, beginning January 1, 1998, the Company earns royalty fees, formerly paid to the sellers, for each Angio-Seal sold. These royalties are in addition to the royalties already earned by the Company under its own License Agreement with its Strategic Alliance Partner.

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

The acquired patents were valued at the share price per share of the Company's common stock, multiplied by the number of shares issued, on the date of the Patent Acquisition Agreement plus the present value of the cash payments and the legal and related costs incurred to acquire the patents. The patents are being amortized over the average remaining useful life of the acquired portfolio at the time of the acquisition which was approximately 15 years. At June 30, 2002 the remaining period of amortization is approximately 10 years.

8.  DEBT

FINANCING AGREEMENT -- The Company had a $5.0 million financing agreement with a bank which was repaid on June 1, 2000 with the proceeds of the Secondary Offering.

TERM LOAN -- The Company had $1,075,000 outstanding under a $2.0 million term loan, which was repaid on June 1, 2000 with the proceeds of the Secondary Offering.

ACQUISITION OBLIGATION -- The Company has $2,309,386 outstanding under its Acquisition Obligation (see Note 4) of which $978,902 is current at June 30, 2002.

9.  RETIREMENT PLAN

The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. Effective October 1, 1999, the Company implemented a 25% discretionary matching contribution, on up to 6% of an employee's total compensation, for all employee contributions. Employer contributions to the 401(k) plan for 2002, 2001 and 2000 were $87,500, $70,234 and $41,379, respectively.

10.  INCOME TAXES

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

For 2001 the Company has recognized a tax benefit related to the realization of certain deferred assets which were previously offset by a valuation allowance. The differences between the Company's income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:

                                                               2002          2001           2000
                                                            ----------    -----------    ----------
Net income before income taxes..........................    $7,039,432    $  (437,657)   $4,749,164
                                                            ==========    ===========    ==========
Tax provision (benefit) at U.S. statutory rate..........     2,393,407       (148,804)    1,612,590
State income tax provision, net of federal benefit......        15,094
Reconciliation to actual tax rate:
  Non-deductible meals and entertainment................        11,100          8,252        10,892
  Utilization of net operating loss carryforwards.......                                 (1,623,482)
  Other.................................................         9,003        168,860
Release of valuation allowance..........................                   (4,082,707)
                                                            ----------    -----------    ----------
Income tax expense (benefit)............................    $2,428,604    $(4,054,399)   $
                                                            ==========    ===========    ==========
Current income tax expense (benefit)....................    $   22,870    $  (120,788)
                                                            ==========    ===========
Deferred income tax benefit.............................    $2,405,734    $(3,933,611)
                                                            ==========    ===========

Significant components of the Company's deferred tax assets are as follows:

                                                               JUNE 30,
                                        ------------------------------------------------------
                                                  2002                         2001
                                        -------------------------    -------------------------
                                          CURRENT      NONCURRENT      CURRENT      NONCURRENT
                                        -----------    ----------    -----------    ----------
DEFERRED TAX ASSET:
Accrued vacation....................    $    58,847                  $    47,442
Basis difference -- patents.........                   $   58,738                   $   55,393
Inventory...........................        154,744                       80,106
Goodwill -- THM Acquisition.........                    2,159,839                    2,340,648
Other...............................        102,872                        4,666
                                        -----------    ----------    -----------    ----------
                                            316,463     2,218,577        132,214     2,396,041
NOL carryforwards...................      2,351,440                    3,525,479
                                        -----------    ----------    -----------    ----------
                                          2,667,903     2,218,577      3,657,693     2,396,041
Less valuation allowance............     (1,318,000)                  (1,318,000)
                                        -----------    ----------    -----------    ----------
Deferred tax asset..................      1,349,903     2,218,577      2,339,693     2,396,041
                                        -----------    ----------    -----------    ----------
DEFERRED TAX LIABILITY:
Basis difference -- fixed assets....                     (609,882)                    (270,634)
Prepaid insurance...................        (36,386)                     (20,952)
                                        -----------    ----------    -----------    ----------
Deferred tax liability..............        (36,386)     (609,882)       (20,952)     (270,634)
                                        -----------    ----------    -----------    ----------
NET DEFERRED TAX ASSET..............    $ 1,313,517    $1,608,695    $ 2,318,741    $2,125,407
                                        ===========    ==========    ===========    ==========

A portion of the Company's deferred tax asset is offset by a valuation allowance relating to the state NOL carryforwards due to the restrictions imposed by the state and the uncertainty surrounding its use. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more than likely will not be realized. At June 30, 2002, the Company had NOL carryforwards for federal and state tax purposes totaling $1.9 and $20.0 million, respectively, which expire though 2020. In addition, the Company has a foreign net operating loss of $0.3 million at June 30, 2002, which will not expire. A portion of the NOL may be subject to various statutory limitations as to its usage.

11.  COMMITMENTS AND CONTINGENCIES

     The Company has pledged $2,113,072 in investments as collateral to secure certain bank loans to officers which were used by such officers for the payment of taxes incurred as the result of the receipt of Common Stock at the Company's Initial Public Offering in December 1995. In exchange for the Company pledging collateral for such loans, each affected officer has pledged their Common Stock as collateral to the Company. The loans are repayable at the earlier of the sales of the officer's stock or December 2002. The balance outstanding on such officer loans was $2,113,072 at June 30, 2002.

12.  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments with high quality financial institutions and has established guidelines relative to diversification and maturities that maintain safety and high liquidity. At June 30, 2002 the Company had one General Electric corporate obligation which represented 35% of the Company's total investment balance. Such obligation was called at face value in August of 2002. No other single component of the Company's investment portfolio represented more than 12% of the total at June 30, 2002. With respect to trade and royalty receivables, such receivables are primarily with St. Jude Medical (40% and 100% of trade and royalty receivables, respectively, at June 30, 2002) (see Note 2). The trade receivable from one other customer was 35% of trade receivables at June 30, 2002. If either one of these customers' receivable balances should be deemed uncollectable it would have a material adverse effect on the Company's results of operations and financial condition. The Company performs ongoing credit evaluations on the remainder of its customers' financial conditions, but does not require collateral to support customer receivables.

13.  CERTAIN COMPENSATION AND EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its officers, which provide for aggregate annual base salaries of $680,000 through June 30, 2002.

14.  PREFERRED STOCK

The Company has an authorized class of undesignated Preferred Stock consisting of 100,000 shares with a $.001 par value. The Board of Directors may authorize the issuance of Preferred Stock, which ranks senior to the common stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights, which could adversely affect the voting power of the holders of Common Stock. At June 30, 2002 and 2001 no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock.

15.  STOCK OPTION PLANS

The Company has an Employee Incentive Compensation Plan (the Employee Plan), a flexible plan that provides the Employee Plan Committee (the Committee) broad discretion to award eligible participants with stock-based and performance-related incentives as the Committee deems appropriate. The persons eligible to participate in the Employee Plan are officers and employees of the Company who, in the opinion of the Committee, contribute to the growth and success of the Company.

The Compensation Committee of the Board of Directors oversees the Committee and may grant nonqualified stock options, incentive stock options or a combination thereof to the participants. The Employee Plan provides for a total of 3.2 million shares available for option grants. Options granted will provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than the closing price of the stock on the date of grant. As of June 30, 2002, awards consist solely of stock options as summarized in the table below.

The Company also has a Non-employee Directors' Stock Option Plan (the Directors'
Plan). The Directors' Plan grants nonqualified stock options for the purchase of Common Stock to directors who are not employees. The Directors' Plan provides for a total number of 410,000 shares available for option grants.

Each non-employee director was granted an option to purchase 5,000 shares of Common Stock on the Directors' Plan's effective date. In addition, the Director's plan provides for the grant of an option to purchase 7,500 shares of Common Stock on the date of each regular annual stockholder meeting after the effective date to each participant upon such date. The participant must either be continuing as a non-employee director subsequent to the meeting or have been elected at such meeting to serve as a non-employee director. Options granted under the Directors' Plan must provide for the purchase of Common Stock at the closing price of the stock on the date of grant.

Under both plans, the options are exercisable over a maximum term of ten years from the date of grant and vest over periods of zero to four years based on the grant date.

A summary of the stock option activity under both plans for the years ended June 30, 2002, 2001 and 2000, is as follows:

                                                             EMPLOYEE PLAN           DIRECTORS' PLAN
                                                         ----------------------    --------------------
                                                                       WEIGHTED                WEIGHTED
                                                                         AVG                     AVG
                                                                       EXERCISE                EXERCISE
                                                           SHARES       PRICE       SHARES      PRICE
                                                         ----------    --------    --------    --------
BALANCE AT JUNE 30, 1999.............................     1,643,830     $ 9.34       52,500     $12.73
  Granted............................................        14,000      14.95       75,000      13.25
  Cancelled..........................................       (16,936)      9.32
  Exercised..........................................       (25,789)     16.03           --
                                                         ----------                --------
BALANCE AT JUNE 30, 2000.............................     1,615,105       9.39      127,500      13.04
                                                         ----------                --------
  Granted............................................       974,205      13.78       55,000      10.03
  Cancelled..........................................        (5,873)     10.42           --
  Exercised..........................................       (53,932)      9.09           --
                                                         ----------                --------
BALANCE AT JUNE 30, 2001.............................     2,529,505      11.08      182,500      12.13
                                                         ----------                --------
  Granted............................................         9,200      16.49       50,000      21.00
  Cancelled..........................................       (39,411)     12.35      (15,000)     11.56
  Exercised..........................................      (234,354)     10.09       (5,000)     12.00
                                                         ----------                --------
BALANCE AT JUNE 30, 2002.............................     2,264,940      11.19      212,500      14.26
                                                         ==========                ========
Exercisable portion..................................     1,879,062      10.66      120,834      13.46
                                                         ==========                ========
Available for future grant...........................       506,768                 192,500
                                                         ==========                ========
Weighted-average fair value of options granted during
  the year ended June 30,
  2000...............................................    $    10.25                $   9.08
                                                         ==========                ========
  2001...............................................    $     7.42                $   5.40
                                                         ==========                ========
  2002...............................................    $     8.77                $  11.17
                                                         ==========                ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                                       YEAR ENDED JUNE 30,
                                                                ---------------------------------
                                                                 2002         2001         2000
                                                                -------      -------      -------
Dividend yield............................................        0%           0%           0%
Expected volatility.......................................      40%-66%      40%-65%      50%-80%
Risk-free interest rate...................................       4.40%        4.98%        6.13%
Expected lives:
  Employee Plan...........................................       6.07         6.01         6.94
  Directors Plan..........................................       6.15         6.01         6.94

The following table summarizes significant option groups outstanding at June 30, 2002 and related weighted average exercise price and remaining contractual life information as follows:

                                                    OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                         -----------------------------------------    --------------------------
                                                           REMAINING     WGHTD AVG                     WGHTD AVG
RANGE OF                                   NUMBER AT      CONTRACTUAL    EXERCISE       NUMBER AT      EXERCISE
EXERCISE PRICES                          JUNE 30, 2002       LIFE          PRICE      JUNE 30, 2002      PRICE
---------------                          -------------    -----------    ---------    -------------    ---------
            $7.625-$9.875                  1,161,190          5.2         $ 8.64        1,136,190       $ 8.61
           $10.75-$13.375                    625,954         6.72          12.65          436,566        12.68
            $14.51-$21.00                    690,296         8.73          15.09          427,140        14.82
                                           ---------                                    ---------
                                           2,477,440                                    1,999,896
                                           =========                                    =========

The Company has adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Company's two stock option plans. Had compensation cost for the plans been determined based on the fair market value at the grant date for awards, consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

                                 JUNE 30, 2002                JUNE 30, 2001                JUNE 30, 2000
                           -------------------------    -------------------------    -------------------------
                           AS REPORTED    PRO FORMA     AS REPORTED    PRO FORMA     AS REPORTED    PRO FORMA
                           -----------    ----------    -----------    ----------    -----------    ----------
Net income.............    $4,610,828     $1,311,218    $3,616,742     $  593,800    $4,749,164     $2,469,406
Income per share.......    $     0.41     $     0.12    $     0.34     $     0.06    $     0.60     $     0.31

16.  EARNINGS PER SHARE

The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator.

                                                                      YEAR ENDED JUNE 30, 2002
                                                                -------------------------------------
                                                                                            PER SHARE
                                                                  INCOME        SHARES       AMOUNT
                                                                ----------    ----------    ---------
BASIC EPS
Income available to common shareholders.....................    $4,610,828    10,666,111      $0.43
                                                                                              =====
EFFECT OF DILUTIVE SECURITIES
Options.....................................................            --       590,066
                                                                ----------    ----------
DILUTED EPS
Income available to common shareholders including assumed
  conversions...............................................    $4,610,828    11,256,177      $0.41
                                                                ==========    ==========      =====

                                       YEAR ENDED JUNE 30, 2001                 YEAR ENDED JUNE 30, 2000
                                 -------------------------------------    ------------------------------------
                                                             PER SHARE                               PER SHARE
                                   INCOME        SHARES       AMOUNT        INCOME       SHARES       AMOUNT
                                 ----------    ----------    ---------    ----------    ---------    ---------
BASIC EPS
Income available to common
  shareholders...............    $3,616,742    10,461,552      $0.35      $4,749,164    7,766,184      $0.61
                                                               =====                                   =====
EFFECT OF DILUTIVE SECURITIES
Options......................            --       129,595                         --      209,255
                                 ----------    ----------                 ----------    ---------
DILUTED EPS
Income available to common
  shareholders including
  assumed conversions........    $3,616,742    10,591,147      $0.34      $4,749,164    7,975,439      $0.60
                                 ==========    ==========      =====      ==========    =========      =====

17.  SEGMENT REPORTING

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

The Company's primary products are all medical devices and include Biomaterials, Puncture Closure (the Angio-Seal) and Distal Protection (the TriActv). Puncture Closure primarily represents Angio-Seal device sales to St. Jude Medical. Under Biomaterials products, the Company designs and/or manufactures and markets various absorbable polymer and collagen products for use in numerous applications including orthopaedic, cardiology, drug/biologics delivery, periodontal and wound care. The Company also receives royalty revenue from the sale of Angio-Seal units by its St. Jude Medical and research and development revenue under certain research and development contracts or grants. The TriActiv was commercially launched in Europe in the fourth quarter of fiscal 2002. Net sales by product line and a reconciliation to total revenue is as follows:

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                             2002           2001           2000
                                                          -----------    -----------    -----------
Puncture Closure......................................    $        --    $   357,905    $ 5,486,977
Biomaterials..........................................     17,454,885     14,242,613      7,656,836
TriActiv..............................................         47,309             --             --
                                                          -----------    -----------    -----------
  Net Sales...........................................     17,502,194     14,600,518     13,143,813
Research and development..............................        765,268        329,754         59,857
Royalty income........................................     10,761,127      8,240,809      6,611,685
                                                          -----------    -----------    -----------
       Total Revenue..................................    $29,028,589    $23,171,081    $19,815,355
                                                          ===========    ===========    ===========

For the years ended June 30, 2002, 2001 and 2000, revenues from St. Jude Medical represented the following percentages of total revenues of the Company:

                                                                  PERCENTAGE OF TOTAL REVENUE
                                                                  FOR THE YEAR ENDED JUNE 30,
                                                                  ---------------------------
                                                                  2002       2001       2000
                                                                  -----      -----      -----
Net sales...................................................       40%        48%        66%
Research and development(see Note 2)........................        0%         0%       100%
Royalty Income (see Note 2).................................      100%       100%       100%

The Company's revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. No one country other than the U.S. represented more than 10% of the Company's revenues. In addition, all of the Company's long-lived assets are located in the U.S.

                                                            REVENUES FOR THE YEAR ENDED JUNE 30,
                                                          -----------------------------------------
                                                             2002           2001           2000
                                                          -----------    -----------    -----------
United States.........................................    $28,506,354    $23,171,081    $19,583,759
Other foreign countries...............................        522,235             --        231,596
                                                          -----------    -----------    -----------
       Total..........................................    $29,028,589    $23,171,081    $19,815,355
                                                          ===========    ===========    ===========

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations of the Company for the years ended June 30, 2002 and June 30, 2001 are presented below:

                                                                  YEAR ENDED JUNE 30, 2002
                                                  --------------------------------------------------------
                                                  1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                  -----------    -----------    -----------    -----------
Operating revenues............................    $6,910,447     $6,791,265     $7,225,922     $8,100,955
Operating costs and expenses..................    $5,790,578     $5,391,624     $6,145,799     $6,339,241
Net income....................................    $1,002,886     $1,189,965     $  982,785     $1,435,191
Basic earnings per share......................    $     0.10     $     0.11     $     0.09     $     0.14
Diluted earnings per share....................    $     0.09     $     0.11     $     0.09     $     0.13

                                                               YEAR ENDED JUNE 30, 2001
                                                 -----------------------------------------------------
                                                    1ST            2ND           3RD           4TH
                                                  QUARTER        QUARTER       QUARTER       QUARTER
                                                 ----------    -----------    ----------    ----------
Operating revenues...........................    $4,583,566    $ 5,136,696    $6,025,009    $7,425,810
Operating costs and expenses.................    $3,868,500    $11,578,654    $4,535,668    $5,317,309
Income tax benefit...........................                                               $4,054,399
Net income (loss)............................    $1,228,065    $(6,037,105)   $1,870,252    $6,555,530
Basic and diluted earnings (loss) per
  share......................................    $     0.12    $     (0.58)   $     0.18    $     0.61

Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

19.  LITIGATION

We, along with St. Jude Medical, filed a patent infringement suit against Perclose, Inc., a competitor in the puncture closure market. The original suit, filed in 1998, along with a subsequent amendment filed in 1999, both filed in Federal District Court for the Eastern District of Pennsylvania, claim that Perclose infringes our U.S. patent numbers 5,676,689 and 5,861,004. These patents cover systems and methods related to sealing percutaneous punctures. We seek damages and an order to permanently enjoin Perclose from making, using or selling products that infringe these patents. In November, 1999, Abbott Laboratories acquired Perclose.

Perclose filed four counterclaims against our suit in answer to the complaint. The first counterclaim seeks to declare our patents invalid and not infringed. The additional counterclaims asserted by Perclose allege that our claims are frivolous and assert various antitrust counter-claims, including price discrimination, predatory pricing and attempted monopolization of the puncture closure market.

The U.S. District Court, Eastern District of Pennsylvania, entered a Markman hearing Order regarding claims interpretation, in favor of the defendant Perclose. The judge denied our Motion for Reconsideration on August 21, 2001, and the parties stipulated a Final Judgement, which was entered on October 19, 2001. On November 15, 2001, we filed a timely Notice of Appeal, thereby initiating an appeal in the Court of Appeals for the Federal circuit. Briefs have been filed by both sides and we now await oral argument which is anticipated to take place in late 2002.

We are unable to predict the final outcome of the suit or whether the resolution of the matter could materially affect the Company's results of operations, cash flows, or financial position. The Company has expensed legal costs, as a component of selling, general and administrative expenses, as services have been incurred.

                                   * * * * *

14(a) 2.  FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because they are not applicable or not required.

14(a) 3.  EXHIBITS

EXHIBIT #                             DESCRIPTION
---------                             -----------
 2.1*         Asset Purchase Agreement dated September 1, 2000 by and
              among Kensey Nash Corporation, THM Acquisition Sub, Inc.,
              THM Biomedical, Inc. and the stockholders of THM Biomedical,
              Inc.
 3.1**        Amended and Restated Certificate of Incorporation of Kensey
              Nash
 3.3***       Second Amended and Restated Bylaws of Kensey Nash
 4.1**        Specimen stock certificate representing Kensey Nash common stock
10.1****      Kensey Nash Corporation Third Amended and Restated Employee
              Incentive Compensation Plan and form of Stock Option
              Agreement+
10.2****      Kensey Nash Corporation Fourth Amended and Restated
              Nonemployee Directors' Stock Option Plan and form of Stock
              Option Agreement+
10.3**        Form of Directors' Indemnification Agreement
10.4*****     Employment Agreement dated July 1, 2001, by and between
              Kensey Nash and Joseph W. Kaufmann+
10.5*****     Employment Agreement dated September 1, 2001, by and between
              Kensey Nash and Wendy F. DiCicco, CPA+
10.6******    Employment Agreement dated December 1, 1998, by and between
              Kensey Nash and John E. Nash, P.E.+
10.7*****     Employment Agreement dated July 1, 2001, by and between
              Kensey Nash and Douglas G. Evans, P.E.+
10.10**       License Agreement (United States) dated September 4, 1991, by and between Kensey Nash and American Home Products
              Corporation
10.11**       License Agreement (Foreign) dated September 4, 1991, by and between Kensey Nash and American Home Products Corporation
10.12******   Tenant Lease dated November 19, 1996, by and between Kensey
              Nash and Marsh Creek Associates One and Lease Amendment
              dated January 3, 2000
21.1          Subsidiaries of Kensey Nash
99.1          Certification of Chief Executive Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.
99.2          Certification of Chief Financial Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.

---------------
* This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Current Report on Form 8-K filed with the SEC on November 30, 2000.

** This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-1, Registration No. 33-98722.

*** This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

**** This exhibit is incorporated by reference to Exhibit 4.3 or 4.4 in our Registration Statement on Form S-8, Registration No. 333-71050.

***** This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

****** This exhibit is incorporated by reference to the exhibit with the same
       Exhibit Number in our Registration Statement on Form S-3, Registration No. 333-35494.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

All other schedules are omitted because they are not required, are not applicable or the information is scheduled in our financial statements or notes thereto.

14(b).  REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of September 2002.

                                          KENSEY NASH CORPORATION

                                          By:     /s/ WENDY F. DICICCO
                                            ------------------------------------
                                            Wendy F. DiCicco
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of September 2002.

                   SIGNATURE                                                TITLES
                   ---------                                                ------
             /s/ JOSEPH W. KAUFMANN                   Chief Executive Officer (Principal Executive
------------------------------------------------      Officer), President, Secretary and Director
               Joseph W. Kaufmann

             /s/ JOHN E. NASH, P.E.                   Vice President of New Technologies and Director
------------------------------------------------
               John E. Nash, P.E.

           /s/ DOUGLAS G. EVANS, P.E.                 Chief Operating Officer, Assistant Secretary and
------------------------------------------------      Director
             Douglas G. Evans, P.E.

           /s/ WENDY F. DICICCO, CPA                  Chief Financial Officer (Principal Financial and
------------------------------------------------      Accounting Officer)
             Wendy F. DiCicco, CPA

               /s/ ROBERT J. BOBB                     Director
------------------------------------------------
                 Robert J. Bobb

             /s/ HAROLD N. CHEFITZ                    Director
------------------------------------------------
               Harold N. Chefitz

           /s/ WALTER R. MAUPAY, JR.                  Director
------------------------------------------------
             Walter R. Maupay, Jr.

        /s/ C. MCCOLLISTER EVARTS, M.D.               Director
------------------------------------------------
          C. McCollister Evarts, M.D.

               /s/ STEVEN J. LEE                      Director
------------------------------------------------
                 Steven J. Lee

                                 CERTIFICATIONS

I, Joseph W. Kaufmann, certify that:

1. I have reviewed this annual report on Form 10-K of Kensey Nash Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 30, 2002
                                          /s/ JOSEPH W. KAUFMANN
                                          --------------------------------------
                                          Joseph W. Kaufmann
                                          Chief Executive Officer, President and
                                          Secretary

I, Wendy F. DiCicco, certify that:

1. I have reviewed this annual report on Form 10-K of Kensey Nash Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 30, 2002
                                          /s/ WENDY F. DICICCO, CPA
                                          --------------------------------------
                                          Wendy F. DiCicco, CPA
                                          Chief Financial Officer