Form 10-Q
period 2002-09-30
KENSEY NASH CORP
filed 2002-11-15
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         As of October 31, 2002, there were outstanding 10,759,068 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 2002


                                      INDEX

                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Balance Sheets
                    as of September 30, 2002 (Unaudited) and June 30, 2002 ...............      3

                  Consolidated Statements of Operations
                    for the three months ended September 30, 2002 and 2001 (Unaudited) ...      4

                  Consolidated Statements of Stockholders' Equity as of
                    September 30, 2002 (Unaudited) and June 30, 2002 .....................      5

                  Consolidated Statements of Cash Flows
                    for the three months ended September 31, 2002 and 2001 (Unaudited) ...      6

                  Condensed Notes to Consolidated Financial Statements (Unaudited) .......      7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............................     11

     ITEM 3.  LEGAL PROCEEDINGS ..........................................................     18


PART II - OTHER INFORMATION

     ITEM 4.  CONTROLS AND PROCEDURES ....................................................     19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................................     19


SIGNATURES ...............................................................................     20

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                   SEPTEMBER 30,
                                                                                       2002             JUNE 30,
                                                                                    (UNAUDITED)           2002
                                                                                   -------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $ 19,044,184      $  3,632,395
  Investments                                                                         14,599,496        28,241,868
  Trade receivables, net of allowance for doubtful accounts of $147,547
     and $42,500 at September 30, 2002 and June 30, 2002, respectively                 3,684,065         3,331,046
  Royalties receivable                                                                 3,619,311         3,370,997
  Officer loans                                                                        1,909,731         1,882,369
  Other receivables (including approximately $58,000 and $45,000 at                      153,997           274,620
     September 30, 2002 and June 30, 2002, respectively, due from employees)
  Inventory                                                                            2,876,318         2,518,924
  Deferred tax asset, current portion                                                    542,065         1,313,517
  Prepaid expenses and other                                                           1,148,045         1,160,834
                                                                                    ------------      ------------
         Total current assets                                                         47,577,212        45,726,570
                                                                                    ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements                                                               6,706,209         6,116,775
  Machinery, furniture and equipment                                                  12,373,635        11,229,083
  Construction in progress                                                               715,129         1,950,427
                                                                                    ------------      ------------
         Total property, plant and equipment                                          19,794,973        19,296,285
  Accumulated depreciation                                                            (8,568,164)       (7,985,357)
                                                                                    ------------      ------------
         Net property, plant and equipment                                            11,226,809        11,310,928
                                                                                    ------------      ------------

OTHER ASSETS:
  Restricted investments                                                               2,113,072         2,113,072
  Deferred tax asset, non-current portion                                              1,508,899         1,608,760
  Acquired patents, net of accumulated amortization of $1,225,448 and
     $1,159,692 at September 30, 2002 and June 30, 2002, respectively                  2,870,918         2,936,674
  Goodwill, net of accumulated amortization of $100,037 at September 30, 2002
     and June 30, 2002                                                                 3,284,303         3,284,303
                                                                                    ------------      ------------
         Total other assets                                                            9,777,192         9,942,809
                                                                                    ------------      ------------
TOTAL                                                                               $ 68,581,213      $ 66,980,307
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $  1,544,615      $  1,726,370
  Accrued expenses                                                                     1,405,615         1,084,475
  Current portion of debt and capital lease obligations                                  997,256           978,902
  Deferred revenue                                                                       293,864           293,035
                                                                                    ------------      ------------
         Total current liabilities                                                     4,241,350         4,082,782
                                                                                    ------------      ------------
LONG TERM PORTION OF DEBT                                                              1,074,181         1,330,484
                                                                                    ------------      ------------
         Total liabilities                                                             5,315,531         5,413,266
                                                                                    ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at September 30, 2002 and June 30, 2002
  Common stock, $.001 par value, 25,000,000 shares authorized, 10,752,097 and
     10,748,455 shares issued and outstanding at
     September 30, 2002 and June 30, 2002,  respectively                                  10,752            10,748
  Capital in excess of par value                                                      67,328,422        67,289,436
  Accumulated deficit                                                                 (4,135,853)       (5,585,885)
  Accumulated other comprehensive income (loss)                                           62,361          (147,258)
                                                                                    ------------      ------------
         Total stockholders' equity                                                   63,265,682        61,567,041
                                                                                    ------------      ------------
TOTAL                                                                               $ 68,581,213      $ 66,980,307
                                                                                    ============      ============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  -----------------------------
                                                      2002             2001

REVENUES:
  Net sales                                       $  5,112,518     $  4,593,179
  Research and development                             156,692          105,434
  Royalty income                                     3,619,310        2,211,834
                                                  ------------     ------------
           Total revenues                            8,888,520        6,910,447
                                                  ------------     ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                              2,388,454        2,185,323
  Research and development                           3,090,755        2,698,016
  Selling, general and administrative                1,570,473          907,239
                                                  ------------     ------------
           Total operating costs and expenses        7,049,682        5,790,578
                                                  ------------     ------------

INCOME FROM OPERATIONS                               1,838,838        1,119,869
                                                  ------------     ------------

OTHER INCOME:
  Interest income                                      420,884          476,085
  Interest expense                                     (43,301)         (60,624)
  Other                                                   (109)          (4,206)
                                                  ------------     ------------
           Total other income - net                    377,474          411,255
                                                  ------------     ------------
INCOME BEFORE INCOME TAXES                           2,216,312        1,531,124
Income tax expense                                    (766,280)        (528,238)
                                                  ------------     ------------
NET INCOME                                        $  1,450,032     $  1,002,886
                                                  ============     ============

BASIC EARNINGS PER SHARE                          $       0.13     $       0.10
                                                  ============     ============
DILUTED EARNINGS PER SHARE                        $       0.13     $       0.09
                                                  ============     ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                10,749,475       10,539,092
                                                  ============     ============

DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                11,254,700       11,112,732
                                                  ============     ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                           CAPITAL
                                                                COMMON STOCK              IN EXCESS
                                                       -----------------------------       OF PAR          ACCUMULATED
                                                           SHARES          AMOUNT           VALUE            DEFICIT
BALANCE, JUNE 30, 2001                                   10,509,431     $     10,509     $ 63,974,745     $(10,196,713)
                                                       ------------     ------------     ------------     ------------
   Exercise of stock options                                239,024              239        3,314,691
   Net income                                                                                                4,610,828
   Foreign currency translation adjustment
   Change in unrealized gain (loss) on investments

   Comprehensive income
                                                       ------------     ------------     ------------     ------------
BALANCE, JUNE 30, 2002                                   10,748,455           10,748       67,289,436       (5,585,885)
                                                       ------------     ------------     ------------      ------------
   Exercise of stock options                                  3,642                4           38,986
   Net income                                                                                                1,450,032
   Foreign currency translation adjustment
   Change in unrealized gain (loss) on investments

   Comprehensive income
                                                       ------------     ------------     ------------     ------------
BALANCE, SEPTEMBER 30, 2002 (Unaudited)                  10,752,097     $     10,752     $ 67,328,422     $ (4,135,853)
                                                       ============     ============     ============     ============

                                                        ACCUMULATED
                                                          OTHER          COMPREHENSIVE
                                                       COMPREHENSIVE        INCOME/
                                                       (LOSS)/INCOME        (LOSS)            TOTAL
BALANCE, JUNE 30, 2001                                  $   (227,414)                      $ 53,561,127
                                                        ------------                       ------------
   Exercise of stock options                                                                  3,314,930
   Net income                                                             $  4,610,828        4,610,828
   Foreign currency translation adjustment                    39,379            39,379           39,379
   Change in unrealized gain (loss) on investments            40,777            40,777           40,777
                                                                          ------------
   Comprehensive income                                                   $  4,690,984
                                                        ------------      ============     ------------
BALANCE, JUNE 30, 2002                                      (147,258)                      $ 61,567,041
                                                         ------------                      ------------
   Exercise of stock options                                                                     38,990
   Net income                                                             $  1,450,032        1,450,032
   Foreign currency translation adjustment                       282               282              282
   Change in unrealized gain (loss) on investments           209,337           209,337          209,337
                                                                          ------------
   Comprehensive income                                                   $  1,659,651
                                                        ------------      ============     ------------
BALANCE, SEPTEMBER 30, 2002 (Unaudited)                 $     62,361                       $ 63,265,682
                                                        ============                       ============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                    ------------------------------
                                                                        2002              2001
OPERATING ACTIVITIES:
  Net income                                                        $  1,450,032      $  1,002,886
  Adjustments to reconcile net income to net cash used in
       operating activities:
       Depreciation and amortization                                     648,563           522,269
  Changes in assets and liabilities which (used) provided cash:
       Accounts receivable                                              (508,072)        1,296,836
       Deferred tax asset                                                871,313           674,774
       Prepaid expenses and other current assets                          12,789           179,787
       Inventory                                                        (357,394)         (283,538)
       Accounts payable and accrued expenses                             139,385          (591,529)
       Deferred revenue                                                      829             8,963
                                                                    ------------      ------------
        Net cash provided by operating activities                      2,257,445         2,810,448
                                                                    ------------      ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                            (498,688)         (675,317)
  Purchase of investments                                               (148,291)        8,735,000
  Sale of investments                                                 14,000,000        (7,315,984)
                                                                    ------------      ------------
        Net cash provided by investing activities                     13,353,021           743,699
                                                                    ------------      ------------

FINANCING ACTIVITIES:
  Repayments of debt                                                    (237,949)         (220,910)
  Principal payments under capital leases                                                   (1,868)
  Proceeds from exercise of stock options                                 38,990           762,312
                                                                    ------------      ------------
        Net cash (used in) provided by financing activities             (198,959)          539,534
                                                                    ------------      ------------

EFFECT OF EXCHANGE RATE ON CASH                                              282
INCREASE IN CASH AND CASH EQUIVALENTS                                 15,411,507         4,093,681
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,632,395         2,841,963
                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 19,044,184      $  6,935,644
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                            $     43,301      $     60,624
                                                                    ============      ============
  Cash paid for income taxes                                        $                 $     20,000
                                                                    ============      ============


See notes to consolidated financial statements.

                             KENSEY NASH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  --CONSOLIDATED FINANCIAL STATEMENTS

    BASIS OF PRESENTATION
    The consolidated balance sheet at September 30, 2002, the consolidated statements of operations for the three months ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the three months ended September 30, 2002 and 2001 have been prepared by Kensey Nash Corporation (the Company) and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2002 and June 30, 2002 and, results of operations and cash flows for the three months ended September 30, 2002 and 2001 have been made.

    Certain information and note disclosures normally included in the Company's annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2002 consolidated financial statements filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three month period ended September 30, 2002 is not necessarily indicative of operating results for the full year.

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
    The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash GmbH. All intercompany transactions and balances have been eliminated. Kensey Nash Holding Company, incorporated in Delaware on January 8, 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash GmbH, incorporated in Germany in January 2002, was formed for the purpose of sales and marketing of the TriActiv(TM) system, which was commercially launched in Europe in May 2002.

    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenue and expense during the periods.

    CASH, CASH EQUIVALENTS AND INVESTMENTS
    Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months. Our investment portfolio consists primarily of high quality U.S. government or corporate securities and certificates of deposit with maturities between nine and fifteen years. The portfolio includes only available for sale marketable securities with active secondary or resale markets to ensure portfolio liquidity. See Comprehensive Income below for the treatment of unrealized holding gains and losses

    EXPORT SALES
    There were $166,556 and $159,772 in export sales from the Company's U.S. operations to unaffiliated customers in Europe in the three months ended September 30, 2002 and 2001, respectively.

    REVENUE RECOGNITION
    The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB
    101). Accordingly, sales revenue is recognized when the related product is shipped F.O.B. Shipping Point. Revenue under research and development contracts is recognized as the related costs are incurred. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped F.O.B. Shipping Point or services are performed.

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

    COMPREHENSIVE INCOME
    The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive income (loss) is shown in the consolidated statements of stockholders' equity at September 30, 2002 and June 30, 2001, and is comprised of unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments. The tax effect of other comprehensive income for the three months ended September 30, 2002 and for the fiscal year ended June 30, 2002 was $107,840 and $(110,497), respectively.

    GOODWILL
    Goodwill represents the excess of cost over the fair value of the identifiable net assets of THM Biomedical, Inc. (THM), a company acquired in September 2000. Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are subject to annual impairment tests. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives. The early adoption of SFAS 142 did not result in the reclassification of any intangible assets, changes in the amortization periods for those intangible assets with definite lives or the impairment of any intangible assets.

    NEW PRONOUNCEMENTS
    The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which were effective for the Company's fiscal year beginning July 1, 2002. The adoption of these two statements did not have a material impact on the company's financial position or operations.

    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial position or results of operation. The Company's adoption of SFAS 145 is not expected to have a material effect on the Company's financial position or operations.

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

    In October 2002, The FASB issued SFAS No. 147, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No.9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS 147 is not expected to have a material impact on the Company's financial position or operations.

NOTE 2  -- INVENTORY

    Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                            SEPTEMBER 30,    JUNE 30,
                                                2002           2002
                                            -------------   ----------

          Raw materials                      $2,458,854     $2,193,438
          Work in process                       417,464        325,486
                                             ----------     ----------
          Total                              $2,876,318     $2,518,924
                                             ==========     ==========


NOTE 3 -- THM ACQUISITION

    On September 1, 2000 the Company acquired THM, a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $239,000. The transaction was financed with $6.6 million of the Company's cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's then available borrowing rate of 7.5%) of $3,833,970 was recorded as a liability on the Company's consolidated financial statements, with a remaining balance of $2,071,436 and $2,309,386 at September 30, 2002 and June 30, 2002,
    respectively.

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

    The following unaudited pro-forma financial information assumes that the acquisition had occurred as of the beginning of the period presented:

                                                 FISCAL YEAR ENDED
                                                     06/30/01
                                                 -----------------

          Total revenue                           $   24,437,976
                                                  ==============
          Net income                              $    4,829,563
                                                  ==============
          Basic earnings per share                $         0.46
                                                  ==============
          Diluted earnings per share              $         0.46
                                                  ==============

    The pro forma fiscal year 2001 includes an IPR&D charge of $7.6 million. These pro forma results are based on certain assumptions and estimates. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place at the beginning of the specified periods, nor are they indicative of the results of future combined operations.

NOTE 4 -- OFFICER LOANS

    The Company has granted loans to a current officer of the Company totaling $1.8 million, which were for personal use and are collateralized by the officer's stock. Interest on the loans ranges from 5.75% to 7% and is based on the prime rate of interest. Total interest income earned by the Company on these loans for the three months ended September 30, 2002 and 2001 was $27,362 and $18,631, respectively and has been capitalized into the loan balance. No additional amounts were loaned in the three months ended September 30, 2002. Interest and principal on the loans are due at the earlier of the sale of a portion of the officer's stock or March 2003. Under the Sarbanes-Oxley Act of 2002, these loans may not be renewed or extended after their due date.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

    As of September 30, 2002, the Company has pledged $2,113,072 in investments as collateral to secure certain bank loans to officers which were used by such officers for the payment of taxes incurred as the result of the receipt of Common Stock at the Company's initial public offering in December 1995. In exchange for the Company pledging collateral for such loans, each affected officer has pledged their Common Stock as collateral to the Company. The loans are repayable at the sooner of the sale of the officer's stock or December 2002. The balance outstanding on such officer loans was $2,046,317 at September 30, 2002.

NOTE 6 -- INCOME TAXES

    As of June 30, 2002, the Company had net operating loss (NOL) carryforwards for federal and state tax purposes totaling $1.9 and $20.0 million, respectively. A portion of the NOL carryforwards may be subject to various statutory limitations as to its usage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in this report and the Company's June 30, 2002 consolidated financial statements filed with the Securities and Exchange Commission on Form, 10-K.

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

Net Sales. Net sales is comprised of sales of absorbable biomaterials products and the TriActiv.

          Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics, cardiology, drug/biologics delivery, periodontal, general surgery and wound care. In 1997, our biomaterials sales were comprised almost 100% of the absorbable collagen and polymer components of the Angio-Seal supplied to our strategic alliance partner. Since that time, we have experienced significant sales growth in our biomaterials products as we have brought in new customers, increased sales to those customers over the past five years, assisted in the development of new product offerings and expanded our marketing activities. For fiscal 2002, the Angio-Seal components represented only 42% of our total biomaterial sales. For the three months ended September 30, 2002, the Angio-Seal components represented 57% of our total biomaterials sales. We believe the growth in our overall biomaterials sales, which was 11% in the three months ended September 30, 2002 over the same period in 2001, will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products.

          TriActiv. The TriActiv was commercially launched in Europe in the fourth quarter of fiscal 2002. While TriActiv sales were less than 1% of our total sales for the three months ended September 30, 2002, we anticipate the TriActiv will become a more significant component of net sales during the remainder of fiscal 2003 as we gain new accounts in the European markets. We anticipate commercial launch of TriActiv in the U.S. in the second half of fiscal 2004.

Research and Development Revenue. Research and development revenue in the three months ended September 30, 2002 was derived from two National Institute of Standards & Technology (NIST) grants. Under the first grant, we are researching cartilage regeneration utilizing our porous tissue matrix (PTM) technology. This grant will conclude in our second quarter of fiscal 2003. In addition, in October 2001, we received a second NIST grant, under which we are researching a synthetic vascular graft also utilizing our porous tissue matrix (PTM) technology. This project will continue through early fiscal year 2005.

Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow as St. Jude Medical continues to expand its sales and marketing efforts and releases future generations of the Angio-Seal and as market adoption of vascular closure devices increases. As a result, we expect that royalty income will continue to be a significant source of revenue. Our current royalty rate is 9%. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our licensing agreements during the quarter ended December 31, 2000, when a cumulative one million Angio-Seal units had been sold. There will be one further decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. Based on current Angio-Seal sales as well as current and anticipated market growth trends, we anticipate this next reduction will occur in our fiscal year 2005.

Cost of Products Sold. We have experienced an overall increase in gross margin during the three months ended September 30, 2002, reflecting the higher volume of our biomaterials products. This increased volume from both our existing customers and new customers has resulted in manufacturing efficiencies. The volume increase also results in our fixed costs being spread over a greater number of units. We anticipate the gross margin on our biomaterials products will continue to improve with continued increased sales volume. This increase in gross margin will be partially offset by lower gross margins associated with initial sales of the TriActiv, as we expect margins on the initial TriActiv sales to be minimal due to the start-up nature of the manufacturing process. As a result of this product mix, for fiscal 2003, we believe our total gross margin, across all product lines, will be only slightly improved over fiscal 2002. As volumes increase and the manufacturing process matures for the TriActiv, we expect the gross margin on TriActiv to increase.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technologies such as the TriActiv system, absorbable biomaterials products and technologies and other development programs, including expenses under the NIST programs. In December 2001, we began our TriActiv U.S. pivotal clinical study, a planned 500-800 patient randomized trial at up to 50 sites around the U.S. We anticipate trial enrollment will continue through the end of fiscal year 2003. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv system in the United States, as well as explore opportunities for our other technologies, including the continued development of proprietary biomaterials technologies.

Selling, General and Administrative Expense. Selling, general and administrative expenses include general and administrative costs, as well as costs related to the sales and marketing of our products. The costs of our patent litigation are also included within selling, general and administrative expenses. The sales and marketing component of selling, general and administrative expenses has increased as we have commercialized the TriActiv in Europe and move toward commercialization of the TriActiv in the U.S. In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv, which allows commercial sale of the product in the European Union. Effective January 2002, we established a subsidiary in Germany, Kensey Nash Europe GmbH, and hired a Vice President of European sales. We have begun to establish a European sales and marketing team and will continue to add personnel to this team as we are selling the TriActiv directly to the market in Germany. We will be using distributors to market the product throughout the rest of Europe. We have entered into distribution agreements for sales in the United Kingdom, Ireland, Switzerland, and Austria as of September 30, 2002 and are in the process of identifying distributors for the rest of Europe. We anticipate sales and marketing expenses will continue to increase as we expand our European sales team and prepare for U.S. commercial launch. We also continue to evaluate opportunities for commercialization of the TriActiv in the United States and to expand the marketing efforts for our biomaterials business.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped F.O.B. Shipping Point. Revenue under research and development contracts is recognized as the related costs are incurred. Royalty revenue is recognized as the related product is sold. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped F.O.B. Shipping Point or services are performed.

Stock-Based Compensation. We account for stock-based compensation costs under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we have not recognized any compensation expense for options granted to employees. Options granted to non-employees, as defined under SFAS 123, would be recorded as compensation expense. The Company did not grant any options to non-employees during the three months ended September 30, 2002 and 2001.

Research and Development Expenses. Research and development charges, including clinical trials expense, are expensed as incurred.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Total Revenues. Total revenues increased 29% to $8.9 million in the three months ended September 30, 2002 from $6.9 million in the three months ended September 30, 2001. Net sales of products increased 11% to $5.1 million from $4.6 million for the three months ended September 30, 2002 and 2001, respectively. Net sales for the three months ended September 30, 2002 consisted almost entirely of biomaterials sales, as TriActiv sales were only 1% of total sales. Sales for the three months ended September 30, 2001 consisted entirely of biomaterials sales.

Research and Development Revenues. Research and development revenues increased 49% to $157,000 from $105,000 for the three months ended September 30, 2002 and 2001, respectively. Prior year revenues were generated under the NIST articular cartilage development grant. The increase over the prior year primarily reflects the addition of a second NIST grant for synthetic vascular graft research which was obtained in October 2001 and generated $51,000 in revenue for the three months ended September 30, 2002.

Royalty Income. Royalty income increased 64% to $3.6 million from $2.2 million in the three months ended September 30, 2002 and 2001, respectively. This increase reflects a greater number of units sold as well as an increase in average selling price for the Angio-Seal. Royalty units increased 54% as approximately 214,000 Angio-Seal units were sold to end-users during the three months ended September 30, 2002 compared to approximately 139,000 units sold during the three months ended September 30, 2001. This unit increase was due to St. Jude Medical's increased sales and marketing efforts including the launch in January 2002 of the STS platform, a new generation of the Angio-Seal product line, in January 2002 and continued strong sales of the entire Angio-Seal product line in the worldwide market.

Cost of Products Sold. Cost of products sold increased 9% to $2.4 million in the three months ended September 30, 2002 from $2.2 million in the three months ended September 30, 2001. While overall cost of products sold increased, gross margin also increased 1%, from 52% to 53%, in the three months ended September 30, 2001 and 2002, respectively, reflecting the high margins on our biomaterials products and continued allocation of overhead across increased sales volumes.

Research and Development Expense. Research and development expense increased 15% to $3.1 million in the three months ended September 30, 2002 compared to $2.7 million in the three months ended September 30, 2001. This increase was attributable to our continued development efforts on the TriActiv, including clinical trial expenses. Research and development expenses as a percentage of revenue decreased from 39% to 35% for the three month period ended September 30, 2001 and September 30, 2002, respectively. Research and development expenses related to the TriActiv increased $154,000, or 8%, to $2.0 million in the three months ended September 30, 2002 from $1.8 million in the three months ended September 30, 2001. We also continued to expand our development efforts on our biomaterials products including our work under the NIST grants. Biomaterials spending increased $246,000, or 28%, to $1.1 million in the three months ended September 30, 2002 from $871,000 in the three months ended September 30, 2001.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 73% to $1.6 million in the three months ended September 30, 2002 from $907,000 in the three months ended September 30, 2001. This increase was primarily the result of increased sales and marketing expenses, which increased $411,000 to $668,000 in the three months ended September 30, 2002 from $257,000 in the three months ended September 30, 2001. This increase related primarily to European sales and marketing efforts on the TriActiv. In addition, general and administrative expenses increased $251,000, to $902,000, in the three months ended September 30, 2002 from $651,000 in the three months ended September 30, 2001. This was attributable to several factors including a $105,000 increase in the allowance for doubtful accounts representing primarily a reserve for a receivable from a company which has filed for bankruptcy. This reserve represented approximately 50% of the customer's balance at the time they filed for bankruptcy. In addition, personnel costs increased $112,000 and professional services and public company expenses, including audit and legal fees, investor relations and SEC filing fees increased $31,000. Personnel increases were in support of our continued sales and research and development growth and professional service and public company expenses increased as a result of new SEC and governmental regulations in addition to our continued growth.

Net Interest Income. Interest expense decreased 29% to $43,000 in the three months ended September 30, 2002 from $61,000 in the three months ended September 30, 2001. This decrease was the result of a lower principal balance on the THM Biomedical acquisition obligation as we continue to make the required quarterly payments. Interest income decreased by 12% to $421,000 in the three months ended September 30, 2002 from $476,000 in the three months ended September 30, 2001. Although our cash and investment balances have increased, this has been offset by lower interest rates.

Other Income (Expense). Other non-operating expense was $100 and $4,200 for the three months ended September 30, 2002 and 2001, respectively and represent losses on the disposals of fixed assets.

Net Income. Net income increased to $1.5 million in the three months ended September 30, 2002 from a net income of $1.0 million in the three months ended September 30, 2001. Net income for the three months ended September 30, 2002 was the result of $2.2 million of income before income taxes and a $766,000 charge for income taxes. Net income for the three months ended September 30, 2001 was the result of $1.5 million of income before income taxes and a $528,000 charge for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $2.3 million and $2.8 million in the three months ended September 30, 2002 and 2001, respectively. In the three months ended September 30, 2002, changes in asset and liability balances provided $159,000 of cash, in addition to net income of $1.5 million and non-cash depreciation and amortization of $649,000. In the three months ended September 30, 2001, changes in asset and liability balances provided $1.3 million of cash, in addition to net income of $1.0 million and non-cash depreciation and amortization of $522,000.

Our cash, cash equivalents and short-term investments were $33.6 million at September 30, 2002. In addition, we had $2.1 million in restricted investment accounts. We have pledged this $2.1 million in investments as collateral to secure bank loans made to officers to pay taxes incurred by these employees when they received common stock at the time of our initial public offering. In exchange for our pledging this collateral, the employees have pledged their common stock to the company as collateral.

We have a $5.1 million capital spending plan for fiscal 2003, of which $499,000 has been spent on machinery, equipment, furniture and fixtures and leasehold improvements through September 30, 2002. These expenditures are related to the continued expansion of our manufacturing capabilities for our biomaterials and TriActiv product lines.

We have a $2.1 million obligation to the shareholders of THM Biomedical, Inc., a company we acquired in September 2000. The obligation is due in equal quarterly installments of $281,250, which began on December 31, 2000 and end on September 30, 2004.

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

The terms of any future equity financing may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants which limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects, as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise. Our estimate of the time periods for which our cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption "Risks Related to Our Business " as well as in our annual report on form 10-K generally.

ACQUISITION OF THM BIOMEDICAL, INC. AND IN-PROCESS RESEARCH AND DEVELOPMENT
CHARGE

On September 1, 2000, we acquired THM Biomedical, Inc. (THM), a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $228,000. The transaction was financed with $6.6 million in cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,250 which began on December 31, 2000 and end on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon our available borrowing rate of 7.5%) of $3.9 million was recorded as a liability on the Company's financial statements, with a remaining balance of $2.1 million and $2.3 million at September 30, 2002 and June 30, 2002, respectively.

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

Since the date of the acquisition, as planned, we have primarily devoted our development efforts of PTM technology to the articular cartilage and other bone applications and have expended approximately $985,000 on such efforts through September 30, 2002. In addition, we received 510(k) approval for a proprietary PTM based product, ImproVise(TM), an absorbable cement flow restrictor for use in certain orthopaedic surgical procedures. In addition, we are seeking regulatory approval for a second proprietary PTM based product with application in the orthopaedics market.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments.

Our investment portfolio consists primarily of high quality U.S. government and corporate securities and certificates of deposit with maturities ranging from nine to fifteen years. We mitigate default risk by investing in what we believe are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity, and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At September 30, 2002, our total portfolio consisted of approximately $16.7 million of investments, with maturities ranging from nine to fifteen years. While our investments may be sold at anytime because the portfolio includes available for sale marketable securities with active secondary or resale markets to ensure portfolio liquidity, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We have $2.1 million in outstanding debt at September 30, 2002, related to the acquisition of THM.

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

RISKS RELATED TO OUR BUSINESS

There are many risk factors that could adversely affect our business, operating results and financial condition. These risk factors, described in detail in our Annual Report on Form 10-K, include but are not limited to:

-   successful commercialization of the TriActiv system in the European Union;
- our ability to obtain regulatory approval for the TriActiv system in the United States;
- subsequent to regulatory approval in the U.S., the successful commercialization of the TriActiv system;
-   our reliance on revenues from the Angio-Seal product line;
- the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;
- our dependence on the continued growth and success of our biomaterials products;
- our dependence on our biomaterials customers for marketing and obtaining regulatory approval for their products;
- our ability to obtain any additional required funding for future development and marketing of the TriActiv product as well as our biomaterials products;
- the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and or changes in customer requirements;
-   the acceptance of our products by the medical community;
-   our dependence on key vendors and key personnel;
- the use of hazardous materials which could expose us to future environmental liabilities;
- our failure to expand our management systems and controls to support anticipated growth;
- the ownership of our stockholders may be diluted by future acquisitions or strategic alliances;
- risks related to our intellectual property, including patent and proprietary rights and trademarks; and
- risks related to our industry including potential for litigation, ability to obtain reimbursement for our products and our products exposure to extensive government regulation.

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution that a number of important factors could cause our actual results for fiscal year 2003 and beyond to differ materially from those in any forward-looking statements made by us or on our behalf. These important factors include, without limitation, the success of our biomaterials products, our ability to obtain the necessary regulatory approvals for, fund and commercialize the TriActiv system, the success of St. Jude Medical in manufacturing, marketing and distributing the Angio-Seal product line, the ability of our customers to market and obtain regulatory approvals for their biomaterials products, the acceptance of our products by the medical community, our ability to maintain key vendors and personnel, competition in our markets, general business conditions in the healthcare industry and general economic conditions. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

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

         PART II - OTHER INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

     (a) The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

     (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.   Exhibits.

              99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         B.   Reports on Form 8-K.

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KENSEY NASH CORPORATION


Date: November 14, 2002                 By:  /s/ Wendy F. DiCicco
                                             ------------------------------

                                             Wendy F. DiCicco
                                             Chief Financial Officer


                                  CERTIFICATION

I, Joseph W. Kaufmann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kensey Nash
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002


                               /s/ Joseph W. Kaufmann
                               -----------------------------------------
                               Joseph W. Kaufmann
                               Chief Executive Officer, President and Secretary

I, Wendy F. DiCicco, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kensey Nash
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002
                                   /s/ Wendy F. DiCicco, CPA
                                   --------------------------------------
                                   Wendy F. DiCicco, CPA
                                   Chief Financial Officer