Form 10-Q
period 2002-12-31
KENSEY NASH CORP
filed 2003-02-14
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: DECEMBER 31, 2002

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


       Registrant's telephone number, including area code: (610) 524-0188


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes X   No
                                                    ---    ---
         Indicate by check mark whether the registrant is an accelerated filer
(as defined in rule 12b-2 of the Exchange Act). Yes X   No
                                                    ---    ---
           As of January 31, 2003, there were outstanding 10,821,751 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION
                         QUARTER ENDED DECEMBER 31, 2002


                                      INDEX

                                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS
                               Consolidated Balance Sheets
                                 as of December 31, 2002 (Unaudited) and June 30, 2002..............................     3

                               Consolidated Statements of Operations
                                 for the three and six months ended December 31, 2002
                                 and 2001 (Unaudited)...............................................................     4

                               Consolidated Statements of Stockholders' Equity as of
                                 December 31, 2002 (Unaudited) and June 30, 2002....................................     5

                               Consolidated Statements of Cash Flows
                                 for the six months ended December 31, 2002 and 2001 (Unaudited)....................     6

                               Condensed Notes to Consolidated Financial Statements (Unaudited).....................     7

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................    11

           ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................    18

           ITEM 4.    CONTROLS AND PROCEDURES.......................................................................    18


PART II - OTHER INFORMATION

           ITEM 1.   LEGAL PROCEEDINGS    ..........................................................................    19

           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................    19

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................................................    20


SIGNATURES                                ..........................................................................    20

CERTIFICATIONS                            ..........................................................................    21

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31,
ASSETS                                                                                                 2002              JUNE 30,
CURRENT ASSETS:                                                                                    (UNAUDITED)            2002
                                                                                                   ------------        ------------
  Cash and cash equivalents                                                                        $ 25,153,615        $  3,632,395
  Investments                                                                                        11,355,065          28,241,868
  Trade receivables, net of allowance for doubtful accounts of $152,873 and
     $42,500 at December 31, 2002 and June 30, 2002, respectively                                     3,381,950           3,331,046
  Royalties receivable                                                                                3,886,300           3,370,997
  Officer loans                                                                                       1,936,590           1,882,369
  Other receivables (including approximately $47,000 and $45,000 at                                     193,317             274,620
     December 31, 2002 and June 30, 2002, respectively, due from employees)
  Inventory                                                                                           3,308,264           2,518,924
  Deferred tax asset, current portion                                                                         -           1,313,517
  Prepaid expenses and other                                                                          1,764,909           1,160,834
                                                                                                   ------------        ------------

         Total current assets                                                                        50,980,010          45,726,570
                                                                                                   ------------        ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements                                                                              6,709,785           6,116,775
  Machinery, furniture and equipment                                                                 13,040,326          11,229,083
  Construction in progress                                                                              847,087           1,950,427
                                                                                                   ------------        ------------
         Total property, plant and equipment                                                         20,597,198          19,296,285
  Accumulated depreciation                                                                           (9,264,529)         (7,985,357)
                                                                                                   ------------        ------------
         Net property, plant and equipment                                                           11,332,669          11,310,928
                                                                                                   ------------        ------------

OTHER ASSETS:
  Restricted investments                                                                              1,726,780           2,113,072
  Deferred tax asset, non-current portion                                                             1,487,517           1,608,760
  Acquired patents, net of accumulated amortization of $1,291,205 and $1,159,692
     at December 31, 2002 and June 30, 2002, respectively                                             2,805,161           2,936,674
  Goodwill, net of accumulated amortization of $100,037 at December 31, 2002
     and June 30, 2002                                                                                3,284,303           3,284,303
                                                                                                   ------------        ------------
         Total other assets                                                                           9,303,761           9,942,809
                                                                                                   ------------        ------------
TOTAL                                                                                              $ 71,616,440        $ 66,980,307
                                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                 $  1,721,177        $  1,726,370
  Accrued expenses                                                                                    2,080,236           1,084,475
  Current portion of debt                                                                             1,015,955             978,902
  Deferred revenue                                                                                      292,985             293,035
                                                                                                   ------------        ------------
         Total current liabilities                                                                    5,110,353           4,082,782
                                                                                                   ------------        ------------
LONG TERM PORTION OF DEBT                                                                               813,072           1,330,484
                                                                                                   ------------        ------------
         Total liabilities                                                                            5,923,425           5,413,266
                                                                                                   ------------        ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued
     or outstanding at December 31, 2002 and June 30, 2002                                                    -                   -
  Common stock, $.001 par value, 25,000,000 shares authorized, 10,771,298 and
     10,748,455 shares issued and outstanding at December 31, 2002 and June 30,
     2002, respectively                                                                                  10,771              10,748
  Capital in excess of par value                                                                     67,916,651          67,289,436
  Accumulated deficit                                                                                (2,342,500)         (5,585,885)
  Accumulated other comprehensive income (loss)                                                         108,093            (147,258)
                                                                                                   ------------        ------------
         Total stockholders' equity                                                                  65,693,015          61,567,041
                                                                                                   ------------        ------------
TOTAL                                                                                              $ 71,616,440        $ 66,980,307
                                                                                                   ============        ============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          DECEMBER 31,                         DECEMBER 31,
                                                              -------------------------------       -------------------------------
                                                                  2002                2001               2002                2001
REVENUES:
  Net sales                                                   $  6,403,114       $  4,257,699       $ 11,515,631       $  8,850,878
  Research and development                                         207,940            175,299            364,632            280,733
  Royalty income                                                 3,935,182          2,358,267          7,554,492          4,570,100
                                                              ------------       ------------       ------------       ------------
           Total revenues                                       10,546,236          6,791,265         19,434,755         13,701,711
                                                              ------------       ------------       ------------       ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                          2,932,136          2,029,582          5,320,590          4,165,209
  Research and development                                       3,463,961          2,366,136          6,554,716          5,110,663
  Selling, general and administrative                            1,634,708            995,906          3,205,181          1,906,334
                                                              ------------       ------------       ------------       ------------
           Total operating costs and expenses                    8,030,805          5,391,624         15,080,487         11,182,206
                                                              ------------       ------------       ------------       ------------

INCOME FROM OPERATIONS                                           2,515,431          1,399,641          4,354,268          2,519,505
                                                              ------------       ------------       ------------       ------------

OTHER INCOME:
  Interest income                                                  266,968            478,985            687,852            955,070
  Interest expense                                                 (42,453)           (59,610)           (85,755)          (120,234)
  Other                                                                500             (2,275)               391             (6,481)
                                                              ------------       ------------       ------------       ------------
           Total other income - net                                225,015            417,100            602,488            828,355
                                                              ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                                       2,740,446          1,816,741          4,956,756          3,347,860
Income tax expense                                                (947,092)          (626,776)        (1,713,371)        (1,155,012)
                                                              ------------       ------------       ------------       ------------
NET INCOME                                                    $  1,793,354       $  1,189,965       $  3,243,385       $  2,192,848
                                                              ============       ============       ============       ============

BASIC EARNINGS PER SHARE                                      $       0.17       $       0.11       $       0.30       $       0.21
                                                              ============       ============       ============       ============
DILUTED EARNINGS PER SHARE                                    $       0.16       $       0.11       $       0.29       $       0.20
                                                              ============       ============       ============       ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                            10,762,939         10,664,773         10,756,554         10,601,932
                                                              ============       ============       ============       ============

DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                            11,403,487         11,322,039         11,338,233         11,207,860
                                                              ============       ============       ============       ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             CAPITAL                          ACCUMULATED
                                                       COMMON STOCK         IN EXCESS                            OTHER
                                                ------------------------     OF PAR       ACCUMULATED        COMPREHENSIVE
                                                   SHARES      AMOUNT        VALUE          DEFICIT         (LOSS) / INCOME

BALANCE, JUNE 30, 2001                            10,509,431  $  10,509   $ 63,974,745   $ (10,196,713)      $  (227,414)

   Exercise of stock options                         239,024        239      3,314,691
   Net income                                                                                4,610,828
   Foreign currency translation adjustment                                                                        39,379
   Change in unrealized gain on investments                                                                       40,777

   Comprehensive income
                                                  ----------  ---------   ------------   -------------       -----------
BALANCE, JUNE 30, 2002                            10,748,455  $  10,748   $ 67,289,436   $  (5,585,885)      $  (147,258)
                                                  ----------  ---------   ------------   -------------       -----------

   Exercise of stock options                          22,843         23        251,665
   Stock options granted to non-employee                                       375,550
   Net income                                                                                3,243,385
   Foreign currency translation adjustment                                                                         4,507
   Change in unrealized gain on investments                                                                      250,844

   Comprehensive income
                                                  ----------  ---------   ------------   -------------       -----------
BALANCE, DECEMBER 31, 2002  (Unaudited)           10,771,298  $  10,771   $ 67,916,651   $  (2,342,500)      $   108,093
                                                  ==========  =========   ============   =============       ===========

                                                   COMPREHENSIVE
                                                        INCOME          TOTAL

BALANCE, JUNE 30, 2001                                              $  53,561,127

   Exercise of stock options                                            3,314,930
   Net income                                      $  4,610,828         4,610,828
   Foreign currency translation adjustment               39,379            39,379
   Change in unrealized gain on investments              40,777            40,777
                                                   ------------
   Comprehensive income                            $  4,690,984
                                                   ============     -------------
BALANCE, JUNE 30, 2002                                              $  61,567,041
                                                                    -------------

   Exercise of stock options                                              251,688
   Stock options granted to non-employee                                  375,550
   Net income                                         3,243,385         3,243,385
   Foreign currency translation adjustment                4,507             4,507
   Change in unrealized gain on investments             250,844           250,844
                                                   ------------
   Comprehensive income                            $  3,498,736
                                                   ============     -------------
BALANCE, DECEMBER 31, 2002  (Unaudited)                             $  65,693,015
                                                                    =============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                           2002                   2001
OPERATING ACTIVITIES:
  Net income                                                                           $  3,243,385            $  2,192,848
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                      1,429,463               1,054,828
  Changes in assets and liabilities which (used) provided cash:
       Accounts receivable                                                                 (539,125)              1,796,007
       Deferred tax asset                                                                 1,434,760               1,174,584
       Prepaid expenses and other current assets                                           (247,303)               (538,155)
       Inventory                                                                           (789,340)               (871,472)
       Accounts payable and accrued expenses                                                990,568                 (79,584)
       Deferred revenue                                                                         (50)                108,842
                                                                                       ------------            ------------
        Net cash provided by operating activities                                         5,522,358               4,837,898
                                                                                       ------------            ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                             (1,300,913)             (1,644,578)
  Redemption of investments                                                              17,313,708               9,535,000
  Purchase of investments                                                                  (176,061)            (10,930,742)
                                                                                       ------------            ------------
        Net cash provided by (used in) investing activities                              15,836,734              (3,040,320)
                                                                                       ------------            ------------

FINANCING ACTIVITIES:
  Principal payments under capital leases                                                         -                  (1,937)
  Repayments of long term debt                                                             (480,359)               (445,960)
  Sale of restricted investments                                                            386,292                       -
  Proceeds from exercise of stock options                                                   251,688               2,049,739
                                                                                       ------------            ------------
        Net cash provided by financing activities                                           157,621               1,601,842
                                                                                       ------------            ------------

 EFFECT OF EXCHANGE RATE ON CASH                                                               4,507                       -
 INCREASE IN CASH AND CASH EQUIVALENTS                                                   21,516,713               3,399,420
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            3,632,395               2,841,963
                                                                                       ------------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 25,153,615            $  6,241,383
                                                                                       ============            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                               $     82,140            $    120,234
                                                                                       ============            ============
  Cash paid for income taxes                                                           $                       $     80,000
                                                                                       ============            ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
  Increase in prepaid expense related to
        non-employee stock options  (See Note 8)                                       $    375,550            $
                                                                                       ============            ============

See notes to consolidated financial statements.

                             KENSEY NASH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  -- CONSOLIDATED FINANCIAL STATEMENTS

     BASIS OF PRESENTATION

     The consolidated balance sheet as of December 31, 2002, consolidated statements of operations for the three and six months ended December 31, 2002 and 2001, consolidated statement of stockholders' equity as of December 31, 2002 and consolidated statements of cash flows for the six months ended December 31, 2002 and 2001 of Kensey Nash Corporation (the Company) have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2002 and June 30, 2002, results of operations for the three and six months months ended December 31, 2002 and 2001, stockholders' equity as of December 31, 2002 and June 30, 2002 and cash flows for the six months ended December 31, 2002 and 2001 have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements filed with the Securities and Exchange Commission in the Company's Annual report on Form 10-K in the fiscal year ended June 30, 2002. The results of operations for the three and six month periods ended December 31, 2002 are not necessarily indicative of operating results for the full year.

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash GmbH. All intercompany transactions and balances have been eliminated. Kensey Nash Holding Company, incorporated in Delaware in January 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash GmbH, incorporated in Germany in January 2002, was formed for the purpose of European sales and marketing of the TriActiv(TM) Balloon Protected Active Flush Extraction System, which was commercially launched in Europe in May 2002.

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

     CASH, CASH EQUIVALENTS AND INVESTMENTS
     Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months. Our investment portfolio consists primarily of high quality U.S. government or corporate securities and certificates of deposit with maturities of one to fifteen years. The portfolio includes only available for sale marketable securities with active secondary or resale markets to ensure portfolio liquidity. See Comprehensive Income below for the treatment of unrealized holding gains and losses.

     EXPORT SALES
     There were $20,440 and $186,996 in export sales from the Company's U.S. operations to unaffiliated customers in Europe in the three and six months ended December 31, 2002, respectively. Export sales for three and six months ended December 31, 2001 were $104,140 and $263,912, respectively.

     REVENUE RECOGNITION
     The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB
     101). Accordingly, sales revenue is recognized when the related product is shipped. All product is shipped F.O.B. shipping point. Revenue under research and development contracts is recognized as the related costs are incurred. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed.

     The Company receives a 9% royalty on every Angio-Seal(TM) unit sold by St. Jude Medical, its licensee. The Company recognizes the royalty revenue, in accordance with the Licensing Agreement between the Company and St. Jude Medical, at the end of each month when St. Jude Medical advises the Company of the total Angio-Seal sales dollars for the month. Royalty payments are received within 45 days of the end of each calendar quarter.

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

     STOCK-BASED COMPENSATION
     Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options at the fair market value at the date of grant. Options granted to non-employees, as defined under SFAS 123, is recorded as compensation expense. The Company did not grant any options to non-employees for the three and six months ended December 31, 2001. See
     Note 8 for options granted to a non-employee during the period ended December 31, 2002.

     COMPREHENSIVE INCOME
     The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive income (loss) is shown in the consolidated statements of stockholders' equity at December 31, 2002 and June 30, 2002, and is comprised of unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments. The tax effect of other comprehensive income for the six months ended December 31, 2002 and for the fiscal year ended June 30, 2002 was $129,000, and $21,000, respectively.

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

     NEW PRONOUNCEMENTS
     In June 2001 and August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), respectively, which were effective for the Company's fiscal year beginning July 1, 2002. The adoption of these two statements did not have a material impact on the Company's financial position or operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), which was effective for the Company's fiscal year beginning July 1, 2002. The Company's adoption of SFAS 145 is not expected to have a material effect on the Company's financial position or operations.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, which is effective for the Company's interim period beginning January 1, 2003. However, as early application is encouraged, the Company has implemented the "disclosure only" provisions of SFAS No. 148 in the current filing.

NOTE 2  -- INVENTORY

     Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                                      DECEMBER 31,          JUNE 30,
                                                          2002               2002
                                                      ----------           ----------
                Raw materials                         $2,585,723           $2,193,438
                Work in process                          722,541              325,486
                                                      ----------           ----------

                Total                                 $3,308,264           $2,518,924
                                                      ==========           ==========

NOTE 3 -- THM ACQUISITION

     On September 1, 2000 the Company acquired THM, a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $239,000. The transaction was financed with $6.6 million of the Company's cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's then available borrowing rate of 7.5%) of $3,833,970 was recorded as a liability on the Company's consolidated financial statements, with a remaining balance of $1,829,026 and $2,309,385 at December 31, 2002 and June 30, 2002, respectively.

NOTE 4 -- OFFICER LOANS

     The Company has granted loans to a current officer of the Company totaling $1.8 million, which were for personal use and are collateralized by the officer's stock. Interest on the loans ranges from 5.25% to 7% and is based on the prime rate of interest. Total interest income earned by the Company on these loans for the three and six months ended December 31, 2002 and 2001 was $26,859 and $54,221 and $18,387 and $37,018 respectively and has been capitalized into the loan balance. No additional principal amounts were loaned in the three and six months ended December 31, 2002. Interest and principal on the loans are due at the earlier of the sale of a portion of the officer's stock or March 2003. Under the Sarbanes-Oxley Act of 2002, these loans may not be renewed or extended after their due date.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     As of December 31, 2002, the Company had pledged $1,726,780 in investments as collateral to secure a bank loan to an officer which were used by the officer for the payment of taxes incurred as the result of the receipt of Common Stock at the Company's initial public offering in December 1995. In exchange for the Company pledging collateral for such loans, the affected officer had pledged his Common Stock as collateral to the Company. The balance outstanding on such officer loans was $1,726,780 at December 31, 2002. The Company's security pledge related to these loans was released by the bank on February 13, 2003.

NOTE 6 -- INCOME TAXES

     As of June 30, 2002, the Company had net operating loss (NOL) carryforwards for federal and state tax purposes totaling $1.9 and $20.0 million, respectively. A portion of the NOL carryforwards may be subject to various statutory limitations as to its usage.

NOTE 7 -- STOCK OPTION PLANS

    The Company has adopted the "disclosure only" provisions of SFAS No. 123, as amended by SFAS 148. Accordingly, no compensation cost has been recognized for the Company's two stock option plans. Had compensation cost for the plans been determined based on the fair market value at the grant date for awards, consistent with the provisions of SFAS No. 123, as amended by SFAS 148, the Company's fully-taxed net income and earnings per share for the three and six months ended December 31, 2002 and 2001 would have been reduced to the pro forma amounts below:

   THREE MONTHS ENDED:                    DECEMBER 31, 2002                    DECEMBER 31, 2001
                                 ------------------------------------ -------------------------------------
                                   AS REPORTED         PRO FORMA        AS REPORTED           PRO FORMA
                                 ------------------ ----------------- ------------------  -----------------
   Net income                       $1,793,354         $1,359,968        $1,189,965           $66,720
   Income per share:
      Basic                            $0.17             $0.13              $0.11              $0.01
      Diluted                          $0.16             $0.12              $0.11              $0.01


   SIX MONTHS ENDED:                      DECEMBER 31, 2002                    DECEMBER 31, 2001
                                 ------------------------------------ -------------------------------------
                                     AS REPORTED      PRO FORMA         AS REPORTED         PRO FORMA
                                 ------------------ ----------------- ------------------  -----------------
   Net income                       $3,243,385         $2,396,466        $2,192,848          ($185,431)
   Income per share:
      Basic                            $0.30             $0.22              $0.21             ($0.02)
      Diluted                          $0.29             $0.21              $0.20             ($0.02)

NOTE 8 -- CONSULTING CONTRACTS

    In October 2002, the Company granted options to purchase 50,000 shares of common stock to a physician in exchange for a five-year consulting agreement related to the development of a carotid artery application for the TriActiv(TM) Balloon Protected Flush Extraction System.

    The Company has calculated the fair value of these non-employee options in accordance with SFAS No.123, as $375,550 using the Black-Scholes option-pricing model. This amount has been recorded as prepaid consulting expense and an increase to additional paid in capital at December 31, 2002. The prepaid expense will be amortized to research and development expense over the five-year term of the agreement. Accordingly, $18,778, was recorded as a component of R&D for the three months ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in this report and the Company's consolidated financial statements filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

OVERVIEW

We are a leader in cardiovascular medical technology and have significant experience and expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. The Angio-Seal(TM) Vascular Closure Device (Angio-Seal), of which we were the original designer, developer and manufacturer, is currently the leader in the arterial puncture closure device market, estimated to be a potential $600 million to $1 billion market. The Angio-Seal is designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical, Inc. acquired the worldwide license to the Angio-Seal in March of 1999. St. Jude Medical develops, manufactures, markets, and distributes the product worldwide. Additionally, we developed the TriActiv(TM) Balloon Protected Flush Extraction System (the TriActiv), a device designed to provide distal protection during saphenous vein graft treatment. This market opportunity is currently estimated at $300 to $500 million. The TriActiv was commercially launched in Europe in May 2002 and is in clinical trials in the United States. In addition, we have significant experience in designing, developing, manufacturing and processing proprietary biomaterials products for the orthopaedics, cardiology, drug/biologics delivery, periodontal, general surgery and wound care markets. We intend to continue to leverage our proprietary knowledge and expertise in all of these markets to develop new products and technologies and to explore additional applications for our existing products.

Revenues. Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales is comprised of sales of absorbable biomaterials products and the TriActiv.

     Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics, cardiology, drug/biologics delivery, periodontal, general surgery and wound care. In 1997, our biomaterials sales were comprised almost 100% of the absorbable collagen and polymer components of the Angio-Seal supplied to our strategic alliance partner. Since that time, we have experienced significant sales growth in our biomaterials products as we have expanded our customer base and marketing activities, increased sales to existing customers and assisted in the development of new product offerings. For fiscal 2002, the Angio-Seal components represented only 42% of our total biomaterial sales. For the three and six months ended December 31, 2002, the Angio-Seal components represented 60% and 59%, respectively, of our total biomaterials sales. We believe the growth in our overall biomaterials sales, which was 52% and 31% in the three and six months ended December 31, 2002 over the comparable periods in fiscal 2002, will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products.

     TriActiv. The TriActiv was commercially launched in Europe in the fourth quarter of fiscal 2002. We are selling direct to the market in Germany and through distributors throughout the rest of Europe. We have entered into distribution agreements for sales in the United Kingdom, Ireland, Switzerland, and Austria as of December 31, 2002 and are in the process of identifying distributors for the rest of Europe. While TriActiv sales were less than 1% of our total sales for the three and six months ended December 31, 2002, we anticipate the TriActiv will become a more significant component of net sales during the remainder of fiscal 2003 as we gain new accounts in the European markets. We anticipate commercial launch of TriActiv in the U.S. in the second half of fiscal 2004.

Research and Development Revenue. Research and development revenue in the three and six months ended December 31, 2002 was derived from two National Institute of Standards & Technology (NIST) grants. Under the first grant, we are researching cartilage regeneration utilizing our porous tissue matrix (PTM) technology. We received all remaining funds under this grant in our second quarter of fiscal 2003. In addition, in October 2001, we received a second NIST grant, under which we are researching a synthetic vascular graft also utilizing our porous tissue matrix (PTM) technology. This grant will continue through early fiscal year 2005.

Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow as St. Jude Medical continues to expand its sales and marketing efforts and releases future generations of the Angio-Seal and as market adoption of vascular closure devices increases. As a result, we expect that royalty income will continue to be a significant source of revenue. Our current royalty rate is 9%. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our licensing agreements during the quarter ended December 31, 2000, when a cumulative one million Angio-Seal units had been sold. There will be one further decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. While we previously anticipated this reduction would occur in our fiscal year 2005, exceptionally strong Angio-Seal sales in the first half of fiscal 2003, as well as current and forecasted market growth trends have lead us to revise our estimate, and we now anticipate that the rate reduction will occur in late fiscal 2004.

Cost of Products Sold. We have experienced an overall increase in gross margin during the three and six months ended December 31, 2002, reflecting the higher volume of our biomaterials products. This increased volume from both our existing customers and new customers has resulted in manufacturing efficiencies. The volume increase also results in our fixed costs being spread over a greater number of units. We anticipate the gross margin on our biomaterials products will continue to improve with continued increased sales volume. This increase in gross margin will be partially offset by lower gross margins associated with initial sales of the TriActiv, as we expect margins on the initial TriActiv sales to be minimal due to the start-up nature of the manufacturing process. As a result of this product mix, for fiscal 2003, we believe our total gross margin, across all product lines, will be only slightly improved over fiscal 2002. As volumes increase and the manufacturing process matures for the TriActiv, we expect the gross margin on TriActiv to increase.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technologies, such as the TriActiv system, absorbable biomaterials products and technologies and other development programs, including expenses under the NIST programs. In December 2001, we began our TriActiv U.S. pivotal clinical study, a planned 500-800 patient randomized trial. We originally had been approved to conduct the study at up to 50 sites, but we have recently received Food and Drug Administration
(FDA) approval to increase the number of sites to 75 around the U.S. We anticipate trial enrollment will continue through the first quarter of fiscal 2004. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv system in the United States, as well as explore opportunities for our other technologies, including the continued development of proprietary biomaterials technologies.

Selling, General and Administrative Expense. Selling, general and administrative expenses include general and administrative costs, as well as costs related to the sales and marketing of our products. The costs of our patent litigation are also included within selling, general and administrative expenses. The sales and marketing component of selling, general and administrative expenses has increased as we have commercialized the TriActiv in Europe and move toward commercialization of the TriActiv in the U.S. In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv, which allows commercial sale of the product in the European Union. Effective January 2002, we established a subsidiary in Germany, Kensey Nash Europe GmbH, and hired a Vice President of European sales. We have established a European sales and marketing team and will continue to add personnel to this team as required to meet our clinical and sales goals. This team will sell the product direct in the German market and support our distributor relationships in the rest of Europe. We anticipate sales and marketing expenses will continue to increase as we expand our European sales team and prepare for U.S. commercial launch. We also continue to evaluate opportunities for commercialization of the TriActiv in the United States and to expand the marketing efforts for our biomaterials business.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. All of our shipments are F.O.B. shipping point. Revenue under research and development contracts is recognized as the related costs are incurred. Royalty revenue is recognized as the related product is sold. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed.

Stock-Based Compensation. We account for stock-based compensation costs under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148 (SFAS 148) which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we have not recognized any compensation expense for options granted to employees. We account for stock-based awards to non-employees using the fair value method in accordance with SFAS No. 123, which requires using a Black-Scholes option-pricing model to determine the fair value of the option at the original grant date. Options granted to non-employees, as defined under SFAS 123, as amended by SFAS 148 and Emerging Issues Task Force (EITF) 96-18, are recorded as expense over the service period.

Research and Development Expenses. Research and development charges, including clinical trials expense, are expensed as incurred.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Total Revenues. Total revenues increased 55% to $10.5 million in the three months ended December 31, 2002 from $6.8 million in the three months ended December 31, 2001. Net sales of products increased 50% to $6.4 million from $4.3 million for the three months ended December 31, 2002 and 2001, respectively. Net sales for the three months ended December 31, 2002 consisted almost entirely of biomaterials sales, as TriActiv sales were less than 1% of total sales. Sales for the three months ended December 31, 2001 consisted entirely of biomaterials sales.

Research and Development Revenues. Research and development revenues increased 19% to $208,000 from $175,000 for the three months ended December 31, 2002 and 2001, respectively. These revenues consist of amounts generated under our two NIST grants. The increase over the prior year primarily reflects increased activity under the synthetic vascular graft grant which generated $120,403 in revenue for the three months ended December 31, 2002 compared to $65,318 for the three months ended December 31, 2001. This increased activity was offset by a decrease in articular cartilage grant revenue as funding under this grant concluded in October 2002.

Royalty Income. Royalty income increased 67% to $3.9 million from $2.4 million in the three months ended December 31, 2002 and 2001, respectively. This increase reflects a greater number of units sold as well as an increase in average selling price for the Angio-Seal. Royalty units increased 53% as approximately 234,000 Angio-Seal units were sold to end-users during the three months ended December 31, 2002 compared to approximately 153,000 units sold during the three months ended December 31, 2001. This unit increase was due to St. Jude Medical's increased sales and marketing efforts and the launch in January 2002 of the STS platform, a new generation of the Angio-Seal product line, resulting in market share gains for the entire Angio-Seal product line in both the US and European markets.

Cost of Products Sold. Cost of products sold increased 44% to $2.9 million in the three months ended December 31, 2002 from $2.0 million in the three months ended December 31, 2001. While overall cost of products sold increased, gross margin also increased 2 points or 4%, from 52% to 54%, in the three months ended December 31, 2001 and 2002, respectively, reflecting the high margins on our biomaterials products and continued allocation of overhead across increased sales volumes, resulting in a decrease in per unit costs.

Research and Development Expense. Research and development expense increased 46% to $3.5 million in the three months ended December 31, 2002 compared to $2.4 million in the three months ended December 31, 2001. This increase was attributable to our continued development efforts on the TriActiv, including clinical trial expenses. Research and development expenses as a percentage of revenue decreased from 35% to 33% for the three month period ended December 31, 2001 and December 31, 2002, respectively. Research and development expenses related to the TriActiv increased $773,000, or 51%, to $2.3 million in the three months ended December 31, 2002 from $1.5 million in the three months ended December 31, 2001. We also continued to expand our development efforts on our biomaterials products including our work under the NIST grants. Biomaterials-related spending increased $279,000, or 31%, to $1.2 million in the three months ended December 31, 2002 from $900,000 in the three months ended December 31, 2001.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 64% to $2.5 million in the three months ended December 31, 2002 from $1.4 million in the three months ended December 31, 2001. This increase was primarily the result of increased sales and marketing expenses, which increased $353,000 to $678,000 in the three months ended December 31, 2002 from $325,000 in the three months ended December 31, 2001. This increase related to TriActiv European sales and marketing efforts. In addition, general and administrative expenses increased $286,000, to $957,000, in the three months ended December 31, 2002 from $671,000 in the three months ended December 31, 2001. This increase was attributable to several factors including a $142,000 increase in personnel costs in support of our continued sales and research and development growth. In addition, professional services and public company expenses, including audit and legal fees, D&O insurance, board of director costs, and SEC filing fees increased $77,000, primarily as a result of the requirements of the Sarbanes-Oxley Act of 2002. Also contributing to the higher expenses were our legal fees incurred in connection with our patent infringement suit (See Part II;Item 1-Legal Proceedings). These fees increased to $57,000 for the three months ended December 31, 2002 from $16,000 for the three months ended December 31, 2001. These costs related to our motion for reconsideration of prior orders, subsequent filing of appeal, filing of briefs, and oral arguments heard in December 2002.

Net Interest Income. Interest expense decreased 29% to $42,000 in the three months ended December 31, 2002 from $60,000 in the three months ended December 31, 2001. This decrease was the result of a lower principal balance on the THM Biomedical acquisition obligation as we continue to make the required quarterly payments. Interest income decreased by 44% to $267,000 in the three months ended December 31, 2002 from $479,000 in the three months ended December 31, 2001. Although our cash and investment balances have increased, this increase was more than offset by lower interest rates.

Other Income (Expense). Other non-operating income/(expense) was $500 and $(2,275) for the three months ended December 31, 2002 and 2001, respectively, representing gains/ (losses) on the disposals of fixed assets.

Net Income. Net income increased to $1.8 million in the three months ended December 31, 2002 from a net income of $1.2 million in the three months ended December 31, 2001. Net income for the three months ended December 31, 2002 was the result of $2.7 million of income before income taxes, offset in part by a $947,000 charge for income taxes. Net income for the three months ended December 31, 2001 was the result of $1.8 million of income before income taxes, offset in part by a $627,000 charge for income taxes.


COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

Revenues. Revenues increased 42% to $19.4 million in the six months ended December 31, 2002 from $13.7 million in the six months ended December 31, 2001. Net sales of products increased 30%, to $11.5 million from $8.9 million for the six months ended December 31, 2002 and 2001, respectively. Net sales for the six months ended December 31, 2002 consisted almost entirely of biomaterials sales, as TriActiv sales were less than 1% of total sales. Sales for the six months ended December 31, 2001 consisted entirely of biomaterials sales.

Research and Development Revenues. Research and development revenues increased 30% to $365,000 from $281,000 for the six months ended December 30, 2002 and 2001, respectively. In the prior year, revenues were generated under the NIST articular cartilage development grant for the entire six months and under the NIST vascular graft grant for three of the six months as this grant was obtained in October 2001. The increase over the prior year reflects the additional three months of the synthetic vascular graft grant, which generated $171,666 in revenue for the six months ended December 31, 2002.

Royalty Income. Royalty income increased 65% to $7.6 million from $4.6 million in the six months ended December 31, 2002 and 2001, respectively. This increase reflects a greater number of units sold as well as an increase in average selling price for the Angio-Seal. Royalty units increased 53% as approximately 448,000 Angio-Seal units were sold to end-users during the six months ended December 31, 2002 compared to approximately 292,000 units sold during the six months ended December 31, 2001. This unit increase was due to St. Jude Medical's increased sales and marketing efforts and the launch in January 2002 of the STS platform, a new generation of the Angio-Seal product line, resulting in market share gains for the entire Angio-Seal product line in both the US and European markets.

Cost of Products Sold. Cost of products sold increased 28% to $5.3 million in the six months ended December 30, 2002 from $4.2 million in the six months ended December 31, 2001. While overall cost of products sold increased, gross margin also increased to 54% from 53%. This increase reflects the high margins on our biomaterials products as well as continued allocation of overhead across greater sales volumes, resulting in a decrease in per unit costs.

Research and Development Expense. Research and development expense increased 28% to $6.6 million in the six months ended December 31, 2002 from $5.1 million in the six months ended December 31, 2001. This increase was mainly attributable to our continued development efforts on the TriActiv system, including clinical trial expenses. Research and development expenses as a percentage of revenue decreased from 37% to 34% for the six month period ended December 31, 2001 and December 31, 2002, respectively. Research and development expenses related to the TriActiv increased $927,000, or 28%, to $4.3 million in the six months ended December 31, 2002 from $3.3 million in the six months ended December 31, 2001. We also continued to expand our development efforts on our biomaterials products, including our work under the NIST grants. Biomaterials-related spending increased $517,000, or 29%, to $2.3 million in the six months ended December 31, 2002 from $1.8 million in the six months ended December 31, 2001. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative. Selling, general and administrative expense increased 68% to $3.2 million in the six months ended December 31, 2002 from $1.9 million in the six months ended December 31, 2001. This increase was primarily the result of sales and marketing expenses, which increased to $1.4 million in the six months ended December 31, 2002 from $591,000 in the six months ended December 31, 2001, primarily due to increased TriActiv European sales and marketing efforts. In addition, general and administrative expenses increased 41%, or $543,000, to $1.9 million in the six months ended December 31, 2002 from $1.3 million in the six months ended December 31, 2001. This increase was attributable to $253,000 of increased personnel costs to support our continued sales and research and development growth. In addition, professional services and public company expenses, including audit and legal fees, D&O insurance, board of directors costs, and SEC filing fees increased $108,000 as a result of new SEC and governmental regulations in addition to our continued growth. Also contributing to the higher expenses was a $108,000 increase in the allowance for doubtful accounts primarily reflecting a reserve for a receivable from a company which has filed for bankruptcy. This reserve represented approximately 50% of the customer's balance at the time it filed for bankruptcy. Litigation expenses for our patent infringement suit increased to $88,000 for the six months ended December 31, 2002 from $50,000 for the six months ended December 31, 2001. These costs related to our motion for reconsideration of prior orders, subsequent filing of appeal, filing of briefs, and oral arguments heard in December 2002.

Net Interest Income. Interest expense decreased 29% to $86,000 in the six months ended December 31, 2002 from $120,000 in the six months ended December 31, 2001. This decrease was the result of a lower principal balance on the THM Biomedical acquisition obligation, as we continued to make the required quarterly payments. Interest income decreased to $688,000 in the six months ended December 31, 2002 from $955,000 million in the six months ended December 31, 2001. Although our cash and investment balances increased, this increase was more than offset by lower interest rates.

Other Income (Expense). Other non-operating income/(expense) was $391 and $(6,481) for the six months ended December 31, 2002 and 2001, respectively, representing gains/(losses) on the disposal of fixed assets.

Net Income. Net income increased to $3.2 million in the six months ended December 31, 2002. Net income for the six months ended December 31, 2002 was the result of $4.9 million of income before income taxes offset in part by a $1.7 million charge for income taxes. Net income for the six months ended December 31, 2001 was the result of $3.4 million of income before income taxes offset by a $1.2 charge for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $5.5 million and $4.8 million in the six months ended December 31, 2002 and 2001, respectively. In the six months ended December 31, 2002, changes in asset and liability balances provided $850,000 of cash, in addition to net income of $3.2 million and non-cash depreciation and amortization of $1.4 million. In the six months ended December 31, 2001, changes in asset and liability balances provided $1.6 million of cash, in addition to net income of $2.2 million and non-cash depreciation and amortization of $1.1 million.

Our cash, cash equivalents and investments were $36.5 million at December 31, 2002. In addition, we had $1.7 million in restricted investment accounts. We had pledged this $1.7 million in investments as collateral to secure a bank loan made to an officer to pay taxes incurred by this officer when he received common stock at the time of our initial public offering. The Company's security pledge related to these loans was released by the bank on February 13, 2003.

We have a $5.1 million capital spending plan for fiscal 2003, of which $1.3 million has been spent on machinery, equipment, furniture and fixtures and leasehold improvements through December 31, 2002. These expenditures are related to the continued expansion of our manufacturing capabilities for our biomaterials and TriActiv product lines.

We have a $1.8 million obligation to the shareholders of THM Biomedical, Inc., a company we acquired in September 2000. The obligation is due in equal quarterly installments of $281,250, which began on December 31, 2000 and end on September 30, 2004.

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv and our biomaterials products. We believe our current cash and investment balances in addition to cash generated from operations, will be sufficient to meet our operating and capital requirements through at least the second quarter of fiscal 2004. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products. There can be no assurance that we will generate cash from operations in future periods.

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

Our estimate of the time periods for which our cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth below under the caption "Risks Related to Our Business" as well as under the heading "Risk Factors" in our annual report on Form 10-K.

ACQUISITION OF THM BIOMEDICAL, INC.

On September 1, 2000, we acquired THM Biomedical, Inc. (THM), a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $228,000. The transaction was financed with $6.6 million in cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation is due in equal quarterly installments of $281,250 which began on December 31, 2000 and end on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon our available borrowing rate of 7.5%) of $3.9 million was recorded as a liability on the Company's financial statements, with a remaining balance of $1.8 million and $2.3 million at December 31, 2002 and June 30, 2002, respectively.

Since the date of the acquisition, as planned, we have primarily devoted our development efforts of the acquired porous tissue matrix (PTM) technology to an articular cartilage application and an other bone application and have expended approximately $1,073,000 on such efforts through December 31, 2002. In addition, we received 510(k) approval for a proprietary PTM based product, ImproVise(TM), an absorbable cement flow restrictor for use in certain orthopaedic surgical procedures.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

RISKS RELATED TO OUR BUSINESS

There are many risk factors that could adversely affect our business, operating results and financial condition. These risk factors, described in detail in our Annual Report on Form 10-K, include but are not limited to:

     - our ability to successfully commercialize the TriActiv system in the European Union;
     - our ability to obtain regulatory approval for the TriActiv system in the United States;
     - subsequent to regulatory approval in the U.S., our ability to successfully commercialize the TriActiv system;
     -    our reliance on revenues from the Angio-Seal product line;
     - the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;
     - our dependence on the continued growth and success of our biomaterials products;
     - our dependence on our biomaterials customers for marketing and obtaining regulatory approval for their products;
     - our ability to obtain any additional required funding for future development and marketing of the TriActiv product as well as our biomaterials products;
     - the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and or changes in customer requirements;
     -    the acceptance of our products by the medical community;
     -    our dependence on key vendors and key personnel;
     - the use of hazardous materials which could expose us to future environmental liabilities;
     - our ability to expand our management systems and controls to support anticipated growth;
     - dilution of ownership interests of our stockholders by future acquisitions or strategic alliances;
     - risks related to our intellectual property, including patent and proprietary rights and trademarks; and
     - risks related to our industry, including potential for litigation, ability to obtain reimbursement for our products and our products' exposure to extensive government regulation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments.

Our investment portfolio consists primarily of high quality U.S. government and corporate securities and certificates of deposit with maturities ranging from one to fifteen years. We mitigate default risk by investing in what we believe are the safest and highest credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity, and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At December 31, 2002, our total portfolio consisted of approximately $13.1 million of investments, with maturities from one to fifteen years. While our investments may be sold at anytime because the portfolio includes available for sale marketable securities with active secondary or resale markets to ensure portfolio liquidity, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We had $1.8 million in outstanding debt at December 31, 2002, related to the acquisition of THM.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The U.S. District Court, Eastern District of Pennsylvania, entered a Markman hearing Order regarding claims interpretation, in favor of the defendant Perclose. The judge denied our Motion for Reconsideration on August 21, 2001, and the parties stipulated a Final Judgement, which was entered on October 19, 2001. On November 15, 2001, we filed a timely Notice of Appeal, thereby initiating an appeal in the Court of Appeals for the Federal circuit (CAFC). Oral arguments were heard on December 3, 2002. On February 5, 2003 the CAFC issued its opinion in which it affirmed the District Court. We, together with St. Jude Medical, are exploring the options available at this point in the case.

We are unable to predict the final outcome of this suit or whether the resolution of this matter could materially affect our results of operations, cash flows or financial position. The Company has expensed legal costs, as a component of selling, general and administrative expenses, as services have been incurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2002 Annual Meeting of Stockholders was held on December 4, 2002. At the Annual Meeting, the Company's stockholders (i) elected Douglas G. Evans, P.E., Walter Maupay and C. McCollister Evarts, M.D. as Class I Directors to the Company's board of directors, and (ii) ratified the appointment by the Company's board of directors of Deloitte & Touche LLP as the independent auditors of the Company's financial statements for the fiscal year ending June 30, 2003. The following summarizes the voting results for such actions:

                                                          Number of        Number of                         Broker
                                                          Votes For      Votes Withheld      Abstentions     Non-Votes
                                                     ----------------------------------------------------------------------
         Douglas G. Evans, P.E.                          8,820,269             5,403               0              0

         Walter Maupay                                   8,820,269             5,403               0              0

         C. McCollister Evarts, M.D.                     8,820,269             5,403               0              0

         Ratification of the Appointment
         of Deloitte & Touche LLP                        8,788,000            33,181             4,491            0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     A.   Exhibits.

          99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     B.   Reports on Form 8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date:      February 14, 2003                By:   /s/ Wendy F. DiCicco
                                                  ------------------------------
                                                      Wendy F. DiCicco
                                                      Chief Financial Officer

                                 CERTIFICATIONS
I, Joseph W. Kaufmann, certify that:

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

Dated: February 14, 2003

                               /s/ Joseph W. Kaufmann
                               ----------------------------------------------
                               Joseph W. Kaufmann
                               Chief Executive Officer, President and Secretary

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

Dated: February 14, 2003
                                                    /s/ Wendy F. DiCicco, CPA
                                                    ----------------------------
                                                    Wendy F. DiCicco, CPA
                                                    Chief Financial Officer