Form 10-Q
period 2003-03-31
KENSEY NASH CORP
filed 2003-05-15
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: MARCH 31, 2003

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---
         Indicate by check mark whether the registrant is an accelerated filer
(as defined in rule 12b-2 of the Exchange Act ). Yes  X   No
                                                     ---

         As of April 30, 2003, there were outstanding 11,138,515 shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION
                          QUARTER ENDED MARCH 31, 2003


                                      INDEX


                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS
                           Consolidated Balance Sheets
                             as of March 31, 2003 (Unaudited) and June 30, 2002............................      3

                           Consolidated Statements of Operations
                             for the three and nine months ended March 31, 2003
                             and 2002 (Unaudited)..........................................................      4

                           Consolidated Statements of Stockholders' Equity as of
                             March 31, 2003 (Unaudited) and June 30, 2002..................................      5

                           Consolidated Statements of Cash Flows
                             for the nine months ended March 31, 2003 and 2002 (Unaudited).................      6

                           Condensed Notes to Consolidated Financial Statements (Unaudited)................      7

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................     11

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................     18

         ITEM 4.   CONTROLS AND PROCEDURES.................................................................     18


PART II - OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS.......................................................................     19

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................................     19


SIGNATURES.................................................................................................     20

CERTIFICATIONS.............................................................................................     21

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                 MARCH 31,
ASSETS                                                                             2003             JUNE 30,
CURRENT ASSETS:                                                                 (UNAUDITED)           2002
                                                                                ------------      ------------
    Cash and cash equivalents                                                   $ 15,825,770      $  3,632,395
    Investments                                                                   25,182,585        28,241,868
    Trade receivables, net of allowance for doubtful accounts of $152,268
       and $42,500 at March 31, 2003 and June 30, 2002, respectively               3,456,375         3,331,046
    Royalties receivable                                                           4,152,502         3,370,997
    Officer loans                                                                  1,962,523         1,882,369
    Other receivables (including approximately $46,000 and $45,000 at
       March 31, 2003 and June 30, 2002, respectively, due from employees)           556,423           274,620
    Inventory                                                                      3,494,778         2,518,924
    Deferred tax asset, current portion                                              375,936         1,306,693
    Prepaid expenses and other                                                     2,121,823         1,160,834
                                                                                ------------      ------------
           Total current assets                                                   57,128,715        45,719,746
                                                                                ------------      ------------

  PROPERTY, PLANT AND EQUIPMENT, AT COST:
    Leasehold improvements                                                         6,720,781         6,116,775
    Machinery, furniture and equipment                                            13,845,431        11,229,083
    Construction in progress                                                       1,623,607         1,950,427
                                                                                ------------      ------------
           Total property, plant and equipment                                    22,189,819        19,296,285
    Accumulated depreciation                                                      (9,960,322)       (7,985,357)
                                                                                ------------      ------------
           Net property, plant and equipment                                      12,229,497        11,310,928
                                                                                ------------      ------------

  OTHER ASSETS:
    Restricted investments                                                                --         2,113,072
    Deferred tax asset, non-current portion                                        1,075,715         1,615,584
    Acquired patents, net of accumulated amortization of $1,356,961 and
       $1,159,692 at March 31, 2003 and June 30, 2002, respectively                2,739,405         2,936,674
    Goodwill, net of accumulated amortization of $100,037 at March 31, 2003
       and June 30, 2002                                                           3,284,303         3,284,303
                                                                                ------------      ------------
           Total other assets                                                      7,099,423         9,949,633
                                                                                ------------      ------------
  TOTAL                                                                         $ 76,457,635      $ 66,980,307
                                                                                ============      ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                                                            $  2,357,375      $  1,726,370
    Accrued expenses                                                               3,625,642         1,084,475
    Current portion of debt                                                          821,584           978,902
    Deferred revenue                                                                 322,625           293,035
                                                                                ------------      ------------
           Total current liabilities                                               7,127,226         4,082,782
                                                                                ------------      ------------

  LONG TERM PORTION OF DEBT                                                          434,261         1,330,484
                                                                                ------------      ------------
           Total liabilities                                                       7,561,487         5,413,266
                                                                                ------------      ------------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 100,000 shares authorized,
       no shares issued or outstanding at March 31, 2003 and June 30, 2002                --                --
    Common stock, $.001 par value, 25,000,000 shares authorized,
       10,859,842 and 10,748,455 shares issued and outstanding at
       March 31, 2003 and June 30, 2002,  respectively                                10,860            10,748
    Capital in excess of par value                                                69,270,012        67,289,436
    Accumulated deficit                                                             (383,878)       (5,585,885)
    Accumulated other comprehensive loss                                                (846)         (147,258)
                                                                                ------------      ------------
           Total stockholders' equity                                             68,896,148        61,567,041
                                                                                ------------      ------------
  TOTAL                                                                         $ 76,457,635      $ 66,980,307
                                                                                ============      ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             MARCH 31,                           MARCH 31,
                                                    ------------------------------     -------------------------------
                                                        2003              2002             2003               2002
  REVENUES:
    Net sales                                       $  7,249,690      $  4,209,622      $ 18,765,321      $ 13,060,499
    Research and development                             246,678           198,120           611,311           478,853
    Royalty income                                     4,171,353         2,818,180        11,725,845         7,388,280
                                                    ------------      ------------      ------------      ------------
             Total revenues                           11,667,721         7,225,922        31,102,477        20,927,632
                                                    ------------      ------------      ------------      ------------

  OPERATING COSTS AND EXPENSES:
    Cost of products sold                              3,239,491         2,062,734         8,560,081         6,277,640
    Research and development                           3,690,769         2,813,438        10,245,484         7,877,592
    Selling, general and administrative                1,885,142         1,269,627         5,090,324         3,172,772
                                                    ------------      ------------      ------------      ------------
             Total operating costs and expenses        8,815,402         6,145,799        23,895,889        17,328,004
                                                    ------------      ------------      ------------      ------------
  INCOME FROM OPERATIONS                               2,852,319         1,080,123         7,206,588         3,599,628
                                                    ------------      ------------      ------------      ------------

  OTHER INCOME:
    Interest income                                      266,938           472,415           954,789         1,427,485
    Interest expense                                     (34,536)          (54,103)         (120,291)         (174,339)
    Other (expense) income                                  (501)            2,000              (110)           (4,481)
                                                    ------------      ------------      ------------      ------------
             Total other income - net                    231,901           420,312           834,388         1,248,665
                                                    ------------      ------------      ------------      ------------
  INCOME BEFORE INCOME TAXES                           3,084,220         1,500,435         8,040,976         4,848,293
  Income tax expense                                  (1,125,596)         (517,650)       (2,838,969)       (1,672,661)
                                                    ------------      ------------      ------------      ------------
  NET INCOME                                        $  1,958,624      $    982,785      $  5,202,007      $  3,175,632
                                                    ============      ============      ============      ============
  BASIC EARNINGS PER SHARE                          $       0.18      $       0.09      $       0.48      $       0.30
                                                    ============      ============      ============      ============
  DILUTED EARNINGS PER SHARE                        $       0.17      $       0.09      $       0.46      $       0.28
                                                    ============      ============      ============      ============
  WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                10,814,830        10,722,148        10,775,696        10,641,469
                                                    ============      ============      ============      ============
  DILUTED WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                11,556,775        11,361,024        11,403,112        11,240,536
                                                    ============      ============      ============      ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                              CAPITAL                    ACCUMULATED
                                           COMMON STOCK      IN EXCESS                      OTHER
                                      --------------------    OF PAR     ACCUMULATED    COMPREHENSIVE   COMPREHENSIVE
                                        SHARES     AMOUNT      VALUE       DEFICIT     (LOSS) / INCOME     INCOME       TOTAL
BALANCE, JUNE 30, 2001                10,509,431  $10,509   $63,974,745  $(10,196,713)   $ (227,414)                 $53,561,127
  Exercise of stock options              239,024      239     3,314,691                                                3,314,930
  Net income                                                                4,610,828                  $4,610,828      4,610,828
  Foreign currency translation
    adjustment                                                                              39,379         39,379         39,379
  Change in unrealized gain on
    investments (net of tax)                                                                40,777         40,777         40,777
                                                                                                       ----------
  Comprehensive income                                                                                 $4,690,984
                                      ----------  -------   -----------  ------------    ---------     ==========    -----------
BALANCE, JUNE 30, 2002                10,748,455  $10,748   $67,289,436  $ (5,585,885)   $(147,258)                  $61,567,041
                                      ----------  -------   -----------  ------------    ---------                   -----------
  Exercise of stock options              111,387      112     1,605,026                                                1,605,138
  Stock options granted to
    non-employee                                                375,550                                                  375,550
  Net income                                                                5,202,007                  $5,202,007      5,202,007
  Foreign currency translation
    adjustment                                                                              (5,642)        (5,642)        (5,642)
  Change in unrealized gain on
    investments (net of tax)                                                               152,054        152,054        152,054
                                      ----------  -------   -----------  ------------    ---------     ----------    -----------
  Comprehensive income                                                                                 $5,348,419
                                                                                                       ==========
BALANCE, MARCH 31, 2003 (Unaudited)   10,859,842  $10,860   $69,270,012  $   (383,878)   $    (846)                  $68,896,148
                                      ==========  =======   ===========  ============    =========                   ===========


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                           NINE MONTHS ENDED
                                                                                MARCH 31,
                                                                    ------------------------------
                                                                        2003              2002
OPERATING ACTIVITIES:
  Net income                                                        $  5,202,007      $  3,175,632
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                   2,211,196         1,583,956
  Changes in assets and liabilities which (used) provided cash:
       Accounts receivable                                            (1,268,791)          425,488
       Deferred tax asset                                              1,470,626         1,447,217
       Prepaid expenses and other current assets                        (604,217)         (732,356)
       Inventory                                                        (975,854)         (969,496)
       Accounts payable and accrued expenses                           3,172,172          (385,641)
       Deferred revenue                                                   29,590           204,224
                                                                    ------------      ------------
        Net cash provided by operating activities                      9,236,729         4,749,024
                                                                    ------------      ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                          (2,893,534)       (2,316,096)
  Sale of investments                                                 33,325,000        12,195,000
  Purchase of investments                                            (30,133,847)      (14,953,050)
                                                                    ------------      ------------
        Net cash provided by (used in) investing activities              297,619        (5,074,146)
                                                                    ------------      ------------

FINANCING ACTIVITIES:
  Principal payments under capital leases                                     --            (1,937)
  Repayments of long term debt                                        (1,053,541)         (675,231)
  Purchase of restricted investments                                     (48,927)               --
  Sale of restricted investments                                       2,161,999                --
  Proceeds from exercise of stock options                              1,605,138         2,221,743
                                                                    ------------      ------------
        Net cash provided by financing activities                      2,664,669         1,544,575
                                                                    ------------      ------------

EFFECT OF EXCHANGE RATE ON CASH                                           (5,642)               --
INCREASE IN CASH AND CASH EQUIVALENTS                                 12,199,017         1,219,453
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,632,395         2,841,963
                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 15,825,770      $  4,061,416
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                            $    120,291      $    174,339
                                                                    ============      ============
  Cash paid for income taxes                                        $     53,597      $     80,000
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
  Increase in prepaid expense related to
        non-employee stock options  (See Note 6)                    $    375,550      $
                                                                    ============      ============


See notes to consolidated financial statements.

                             KENSEY NASH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1  -- CONSOLIDATED FINANCIAL STATEMENTS

    BASIS OF PRESENTATION

    The consolidated balance sheet as of March 31, 2003, consolidated statements of operations for the three and nine months ended March 31, 2003 and 2002, consolidated statement of stockholders' equity for the nine months ended March 31, 2003 and consolidated statements of cash flows for the nine months ended March 31, 2003 and 2002 of Kensey Nash Corporation (the Company) have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2003 and June 30, 2002, results of operations for the three and nine months ended March 31, 2003 and 2002, stockholders' equity for the nine months ended March 31, 2003 and for the year ended June 30, 2002 and cash flows for the nine months ended March 31, 2003 and 2002 have been made.

    Certain information and note disclosures normally included in the Company's annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements filed with the Securities and Exchange Commission (SEC) in the Company's Annual report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the three and nine month periods ended March 31, 2003 are not necessarily indicative of operating results for the full year.

    Certain reclassifications have been made to prior period balances to conform to the current period presentation.

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash GmbH. All intercompany transactions and balances have been eliminated. Kensey Nash Holding Company, incorporated in Delaware in January 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash GmbH, incorporated in Germany in January 2002, was formed for the purpose of European sales and marketing of the TriActiv(R) Balloon Protected Flush Extraction System, which was commercially launched in Europe in May 2002.

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

    CASH, CASH EQUIVALENTS AND INVESTMENTS

    Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months. Our investment portfolio consists primarily of high quality U.S. government, municipal and corporate securities and certificates of deposit with maturities ranging from three to fourteen years. The portfolio includes only available for sale marketable securities with secondary or resale markets. See Comprehensive Income below for the treatment of unrealized holding gains and losses.

    EXPORT SALES

    There were $0 and $186,996 in export sales from the Company's U.S. operations to unaffiliated customers in Europe in the three and nine months ended March 31, 2003, respectively. Export sales for the three and nine months ended March 31, 2002 were $74,390 and $338,302, respectively.

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

    STOCK-BASED COMPENSATION

    Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options at the fair market value at the date of grant. Options granted to non-employees, as defined under SFAS No. 123, is recorded as compensation expense. The Company did not grant any options to non-employees for the three and nine months ended March 31, 2002. See Note 6 for options granted to a non-employee in October 2002.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 148). The Company implemented the "disclosure only" provisions of SFAS No. 148 in the period ended December 31, 2002. Accordingly, no compensation cost has been recognized for the Company's two stock option plans. Had compensation cost for the plans been determined based on the fair market value of the options at the grant date, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's fully-taxed net income and earnings per share for the three and nine months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts below:


                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        MARCH 31,                          MARCH 31,
                                                             --------------------------------   ---------------------------------
                                                                  2003               2002              2003               2002
  Net income, as reported                                    $   1,958,624      $     982,785    $   5,202,007      $   3,175,632
    Deduct: Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects                    (418,768)          (551,868)      (1,269,239)        (2,930,147)
                                                             -------------      -------------    -------------      -------------
  Pro forma net income                                       $   1,539,856      $     430,917    $   3,932,768      $     245,485

  Earnings per share:
     Basic - as reported                                     $        0.18      $        0.09    $        0.48      $        0.30
                                                             =============      =============    =============      =============
     Basic - pro forma                                       $        0.14      $        0.04    $        0.36      $        0.02
                                                             =============      =============    =============      =============
     Diluted - as reported                                   $        0.17      $        0.09    $        0.46      $        0.28
                                                             =============      =============    =============      =============
     Diluted - pro forma                                     $        0.13      $        0.04    $        0.34      $        0.02
                                                             =============      =============    =============      =============


    COMPREHENSIVE INCOME

    The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). Accordingly, accumulated other comprehensive income (loss) is shown in the consolidated statements of stockholders' equity at March 31, 2003 and June 30, 2002, and is comprised of unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments. The tax effect of other comprehensive income for the nine months ended March 31, 2003 and for the fiscal year ended June 30, 2002 was $78,000, and $21,000, respectively.

    GOODWILL

    Goodwill represents the excess of cost over the fair value of the identifiable net assets of THM Biomedical, Inc. (THM), a company acquired in September 2000. Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are subject to annual impairment tests. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives. The early adoption of SFAS No. 142 did not result in the reclassification of any intangible assets, changes in the amortization periods for those intangible assets with definite lives or the impairment of any intangible assets.

    NEW PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and was effective for the Company's fiscal year beginning July 1, 2002. The adoption of this statement did not have a material impact on the Company's financial position or operations.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This SFAS retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale and was effective for the Company's fiscal year beginning July 1, 2002. The adoption of this statement did not have a material impact on the Company's financial position or operations.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) 94-3. SFAS No. 146 applies to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 did not have a material impact on the Company's financial position or operations.

    In November 2002, the FASB issued Financial Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard is not expected to have a material impact on the Company's financial position or operations.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, which is effective for the Company's interim period beginning January 1, 2003. The Company implemented the "disclosure only" provisions of SFAS No. 148 in the period ended
    December 31, 2002.

    In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements. FIN 46 requires that unconsolidated variable interest entities be consolidated with their primary beneficiaries and applies immediately to variable interest entities created after January 31, 2003 and to existing entities in periods beginning after June 15, 2003. The Company is not affiliated with a variable interest entity and will adopt the provisions of FIN 46, at such time as they become applicable to the Company.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified, and for hedging relationships designated, after June 30, 2003. Other provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues should continue to be applied in accordance with their respective dates. The Company's adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial position or operations.

NOTE 2 -- INVENTORY

    Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:


                                      MARCH 31,             JUNE 30,
                                         2003                 2002
                                      ----------          -----------
          Raw materials               $2,752,550          $ 2,193,438
          Work in process                742,228              325,486
                                      ----------          -----------
          Total                       $3,494,778          $ 2,518,924
                                      ==========          ===========


NOTE 3 -- THM ACQUISITION

    On September 1, 2000 the Company acquired THM, a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $239,000. The transaction was financed with $6.6 million of the Company's cash and a note payable to the former shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation was due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's then available borrowing rate of 7.5%) of $3,833,970 was recorded as a liability on the Company's consolidated financial statements, with a remaining balance of $1,255,845 and $2,309,385 at March 31, 2003 and June 30, 2002, respectively. As of March 31, 2003 we have repaid certain debt holders thereby reducing the Company's remaining quarterly installments to $223,256 through September 30, 2004.

NOTE 4 -- OFFICER LOANS

    The Company has granted loans to a current officer of the Company totaling $2.0 million, which were for personal use and are collateralized by the officer's stock. Interest on the loans ranges from 5.25% to 7% and is based on the prime rate of interest. Total interest income earned by the Company on these loans for the three months ended March 31, 2003 and 2002,was $25,934 and $24,255, respectively, and for the nine months ended March 31, 2003 and 2002 was $80,154 and $65,036, respectively, and has been capitalized into the loan balance. No additional principal amounts were loaned in the three and nine months ended March 31, 2003. Interest and principal on the loans were due at the earlier of the sale of a portion of the officer's stock or March 2003. Under the Sarbanes-Oxley Act of 2002, these loans could not be renewed or extended after their due date. The officer has entered into a program of exercising stock options and selling the underlying stock in order to pay off these loans. As of May 15, 2003, $1.2 million has been repaid, reducing the principal balance to $0.8 million. It is anticipated that the balance of these loans will be repaid within 60 days.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

    As of June 30, 2002, the Company had pledged $2,113,072 in investments as collateral to secure a bank loan to an officer, which was used by the officer for the payment of taxes incurred as the result of the receipt of Common Stock at the time of the Company's initial public offering in December 1995. In exchange for the Company pledging collateral for such loans, the affected officer had pledged his Common Stock as collateral to the Company. The balance outstanding on such officer loans was $1,726,780 at December 31, 2002. The Company's security pledge related to these loans was released by the bank on February 13, 2003 when the officer's loan from the bank was repaid in full.

NOTE 6 -- CONSULTING CONTRACTS

    In October 2002, the Company granted options to purchase 50,000 shares of common stock to a physician pursuant to a five-year consulting agreement related to the development of a carotid artery application for the TriActiv(R) Balloon Protected Flush Extraction System.

    The Company has calculated the fair value of these non-employee options in accordance with SFAS No.123, as $375,550 using the Black-Scholes option-pricing model. This amount was recorded as prepaid consulting expense and an increase to additional paid in capital at December 31, 2002. The prepaid expense is being amortized to research and development expense over the five-year term of the agreement. Accordingly, $18,778 and $37,555, was recorded as a component of research and development expense for the three and nine months ended March 31, 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in this report and the Company's audited consolidated financial statements filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

OVERVIEW

We are a leader in cardiovascular medical technology and have significant experience and expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. The Angio-Seal(TM) Vascular Closure Device (Angio-Seal), of which we were the original designer, developer and manufacturer, is currently the leader in the arterial puncture closure device market, estimated to be a potential $600 million to $1 billion annual market. The Angio-Seal is designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical, Inc. (St. Jude Medical) acquired the worldwide license to the Angio-Seal in March of 1999. St. Jude Medical develops, manufactures, markets, and distributes the product worldwide. Additionally, we developed the TriActiv(R) Balloon Protected Flush Extraction System (the TriActiv), a device designed to provide distal protection during saphenous vein graft treatment. This market opportunity is currently estimated at $300 to $500 million annually. The TriActiv was commercially launched in Europe in May 2002 and is in clinical trials in the United States. In addition, we have significant experience in designing, developing, manufacturing and processing proprietary biomaterials products for the orthopaedics, cardiology, drug/biologics delivery, periodontal, general surgery and wound care markets. We intend to continue to leverage our proprietary knowledge and expertise in all of these markets to develop new products and technologies and to explore additional applications for our existing products.

Revenues. Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales is comprised of sales of absorbable biomaterials products and the TriActiv.

          Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics, cardiology, drug/biologics delivery, periodontal, general surgery and wound care. In 1997, our biomaterials sales were comprised almost 100% of the absorbable collagen and polymer components of the Angio-Seal supplied to our strategic alliance partner. Since that time, we have experienced significant sales growth in our biomaterials products as we have expanded our customer base and marketing activities, increased sales to existing customers and assisted in the development of new product offerings. For fiscal 2002, the Angio-Seal components represented 42% of our total biomaterial sales. For the three and nine months ended March 31, 2003, the Angio-Seal components represented 49% and 55%, respectively, of our total biomaterials sales. We believe the growth in our overall biomaterials sales, which was 70% and 42% in the three and nine months ended March 31, 2003 over the comparable periods in fiscal 2002, will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products.

          TriActiv. The TriActiv was commercially launched in Europe in the fourth quarter of fiscal 2002. We are selling direct to the market in Germany and through distributors throughout the rest of Europe. We have entered into distribution agreements for sales in the United Kingdom, Ireland, Switzerland, Austria, and Italy as of March 31, 2003 and are in the process of identifying distributors for the rest of Europe. While TriActiv sales were less than 2% and 1% of our total sales for the three and nine months ended March 31, 2003, respectively, we anticipate the TriActiv will become a more significant component of our net sales during the remainder of fiscal 2003 and beyond as we gain new accounts in the European markets. We anticipate commercial launch of TriActiv in the U.S. in the second half of fiscal 2004.

Research and Development Revenue. Research and development revenue in the three and nine months ended March 31, 2003 was derived from two National Institute of Standards & Technology (NIST) grants and one National Institute of Health (NIH) grant. Under the first grant, we are researching cartilage regeneration utilizing our porous tissue matrix (PTM) technology. We received all remaining funds under this grant in our second quarter of fiscal 2003. In addition, in October 2001, we received a second NIST grant, under which we are researching a synthetic vascular graft also utilizing our PTM technology. This grant will continue through early fiscal year 2005. Under the NIH grant, we are researching sustained or controlled release of chemotherapeutic drugs for the treatment of breast cancer utilizing our PTM technology. This grant will continue through early fiscal year 2004.

Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow as St. Jude Medical continues to expand its sales and marketing efforts and releases future generations of the Angio-Seal and as market adoption of vascular closure devices increases. As a result, we expect that royalty income will continue to be a significant source of revenue. Our current royalty rate is 9%. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our licensing agreements during the quarter ended December 31, 2000, when a cumulative one million Angio-Seal units had been sold. There will be one further decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. While we previously anticipated this reduction would occur in our fiscal year 2005, exceptionally strong Angio-Seal sales in the first half of fiscal 2003, as well as current and forecasted market growth trends have lead us to revise our estimate. We now anticipate that this final rate reduction will occur in late fiscal 2004. As of March 31, 2003 approximately 2.7 million Angio-Seal units have been sold.

Cost of Products Sold. We have experienced an overall increase in gross margin during the three and nine months ended March 31, 2003, reflecting the higher volume of our biomaterials products. This increased volume from both our existing customers and new customers has resulted in manufacturing efficiencies. The volume increase also results in our fixed costs being spread over a greater number of units. We anticipate the gross margin on our biomaterials products will continue to improve with continued increased sales volume. This increase in gross margin will be partially offset by lower gross margins associated with initial production quantities of the TriActiv, as we expect margins on the initial TriActiv sales to be minimal due to the start-up nature of the manufacturing process. As a result of this product mix, for fiscal 2003, we believe our total gross margin, across all product lines, will be only slightly improved over fiscal 2002. As volumes increase and the manufacturing process matures for the TriActiv, we expect the gross margin on TriActiv to increase.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technologies, such as the TriActiv System, absorbable biomaterials products and technologies and other development programs, including expenses under the NIST and NIH programs. In December

2001, we began our TriActiv U.S. pivotal clinical study, a planned 500-800 patient randomized trial. We had initially been approved to conduct the study at up to 50 sites, but we have received Food and Drug Administration (FDA) approval to increase the number of sites to 75 around the U.S. We anticipate trial enrollment will continue through the first quarter of fiscal 2004. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv System in the United States, as well as explore opportunities for our other technologies, including the continued development of proprietary biomaterials technologies.

Selling, General and Administrative Expense. Selling, general and administrative expenses include general and administrative costs, as well as costs related to the sales and marketing of our products. The costs of our patent litigation are also included within selling, general and administrative expenses. The sales and marketing component of selling, general and administrative expenses has increased as we commercialized the TriActiv in Europe in May 2002 and move toward commercialization of the TriActiv in the U.S. Effective January 2002, we established a subsidiary in Germany, Kensey Nash Europe GmbH, and hired a Vice President of European sales. We have established a European sales and marketing team and will continue to add personnel to this team as required to meet our clinical and sales goals. This team will sell the product direct in the German market and support our distributor relationships in the rest of Europe. We anticipate sales and marketing expenses will continue to increase as we expand our European sales team and prepare for U.S. commercial launch. We also continue to evaluate opportunities for commercialization of the TriActiv in the United States and to expand the marketing efforts for our biomaterials business.

CRITICAL ACCOUNTING POLICIES

Our "critical accounting policies" are those that require application of management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition and accounting for stock-based compensation.

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

Stock-Based Compensation. We account for stock-based compensation costs under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148 which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we have not recognized any compensation expense for options granted to employees. We account for stock-based awards to non-employees using the fair value method in accordance with SFAS No. 123, which requires using a Black-Scholes option-pricing model to determine the fair value of the option at the original grant date. Options granted to non-employees, as defined under SFAS No. 123, (as amended by SFAS No. 148) and EITF 96-18, are recorded as expense over the service period.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Total Revenues. Total revenues increased 61% to $11.7 million in the three months ended March 31, 2003 from $7.2 million in the three months ended March 31, 2002. Net sales of products increased 72% to $7.2 million from $4.2 million for the three months ended March 31, 2003 and 2002, respectively as we continue to increase sales to existing customers and expand sales to new customers. Net sales for the three months ended March 31, 2003 consisted almost entirely of biomaterials sales, as TriActiv sales were less than 2% of total sales. Sales for the three months ended March 31, 2002 consisted entirely of biomaterials sales.

Research and Development Revenues. Research and development revenues increased 25% to $247,000 from $198,000 for the three months ended March 31, 2003 and 2002, respectively. These revenues consist of amounts generated under our NIST and NIH grants. The increase over the prior year primarily reflects increased activity under the synthetic vascular graft grant which generated $222,000 in revenue for the three months ended March 31, 2003 compared to $93,000 for the three months ended March 31, 2002. Also contributing to the increase was the start of our NIH breast cancer drug delivery grant in January 2003, which generated $25,000 in revenue for the three months ended March 31, 2003. This increased activity was offset by a decrease of $105,000 in articular cartilage grant revenue over the comparable period in the prior year, as this project concluded in October 2002.

Royalty Income. Royalty income increased 48% to $4.2 million from $2.8 million in the three months ended March 31, 2003 and 2002, respectively. This increase reflects a greater number of units sold as well as an increase in the average selling price for the Angio-Seal. Royalty units increased 42% as approximately 248,000 Angio-Seal units were sold to end-users during the three months ended March 31, 2003 compared to approximately 175,000 units sold during the three months ended March 31, 2002. We believe that this unit increase was due to St. Jude Medical's increased sales and marketing efforts, resulting in market share gains for the Angio-Seal product line in both the U.S. and European markets.

Cost of Products Sold. Cost of products sold increased 57% to $3.2 million in the three months ended March 31, 2003 from $2.1 million in the three months ended March 31, 2002. While overall cost of products sold increased, gross margin also increased 4 points or 8%, from 51% to 55%, in the three months ended March 31, 2002 and 2003, respectively, reflecting the high margins on our biomaterials products and continued allocation of overhead across increased sales volumes, resulting in a decrease in per unit costs.

Research and Development Expense. Research and development expense increased 31% to $3.7 million in the three months ended March 31, 2003 compared to $2.8 million in the three months ended March 31, 2002. This increase was attributable to our continued development efforts on the TriActiv, including clinical trial expenses. While research and development expenses continue to increase in dollars, they are decreasing as a percentage of total revenue and declined to 32% from 39% for the three month periods ended March 31, 2003 and March 31, 2002, respectively. Research and development expenses related to the TriActiv increased $686,000, or 37%, to $2.6 million in the three months ended March 31, 2003 from $1.9 million in the three months ended March 31, 2002. We also continued to expand our development efforts on our biomaterials products including our work under the NIST and NIH grants. Biomaterials-related spending increased $237,000, or 26%, to $1.1 million in the three months ended March 31, 2003 from $901,000 in the three months ended March 31, 2002.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 48% to $1.9 million in the three months ended March 31, 2003 from $1.3 million in the three months ended March 31, 2002. This increase was primarily the result of increased sales and marketing expenses, which increased $491,000 to $1,004,000 in the three months ended March 31, 2003 from $513,000 in the three months ended March 31, 2002. This increase related to TriActiv European sales and marketing efforts. In addition, general and administrative expenses increased $125,000, to $881,000, in the three months ended March 31, 2003 from $756,000 in the three months ended March 31, 2002. This increase was attributable to several factors, including a $156,000 increase in personnel costs in support of our continued sales and research and development growth. In addition, professional services and public company expenses, including audit and legal fees, D&O insurance, board of director costs, and SEC filing fees increased $45,000, primarily as a result of the requirements of the Sarbanes-Oxley Act of 2002. Offsetting these higher expenses were our legal fees incurred in connection with our patent infringement suit (See Part II; Item 1-Legal Proceedings). These fees decreased to $3,000 for the three months ended March 31, 2003 from $79,000 for the three months ended March 31, 2002.

Net Interest Income. Interest expense decreased 36% to $35,000 in the three months ended March 31, 2003 from $54,000 in the three months ended March 31, 2002. This decrease was the result of a lower principal balance on the THM Acquisition Obligation as we continue to make the required quarterly payments and as a result of the early repayment to certain debt holders. Interest income decreased by 43% to $267,000 in the three months ended March 31, 2003 from $472,000 in the three months ended March 31, 2002. Although our cash and investment balances have increased, this increase was more than offset by lower interest rates.

Other Income (Expense). Other non-operating income/(expense) was $(501) and $2,000 for the three months ended March 31, 2003 and 2002, respectively, representing gains/(losses) on the disposals of fixed assets.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenues. Revenues increased 49% to $31.1 million in the nine months ended March 31, 2003 from $20.9 million in the nine months ended March 31, 2002. Net sales of products increased 44%, to $18.8 million from $13.1 million for the nine months ended March 31, 2003 and 2002, respectively. Net sales for the nine months ended March 31, 2003 consisted almost entirely of biomaterials sales, as TriActiv sales were less than 1% of total sales. Sales for the nine months ended March 31, 2002 consisted entirely of biomaterials sales.

Research and Development Revenues. Research and development revenues increased 28% to $611,000 from $479,000 for the nine months ended March 31, 2003 and 2002, respectively. In the prior fiscal year, revenues were generated under the NIST articular cartilage development grant for the entire nine months and under the NIST vascular graft grant for six of the nine months, as this grant was obtained in October 2001. The increase over the prior fiscal year reflects the additional three months of the synthetic vascular graft grant, which generated $393,000 in revenue for the nine months ended March 31, 2003, compared to $158,000 for the nine months ended March 31, 2002. Also contributing to the increase was the start of our NIH breast cancer drug delivery grant in January 2003, which generated $25,000 in revenue for the nine months ended March 31, 2003. This increased activity was offset by a decrease of $128,000 in articular cartilage grant revenue over the comparable period in the prior year, as this project concluded in October 2002.

Royalty Income. Royalty income increased 59% to $11.7 million from $7.4 million in the nine months ended March 31, 2003 and 2002, respectively. This increase reflects a greater number of units sold as well as an increase in the average selling price for the Angio-Seal. Royalty units increased 49% as approximately 695,000 Angio-Seal units were sold to end-users during the nine months ended March 31, 2003 compared to approximately 466,000 units sold during the nine months ended March 31, 2002. We believe that this unit increase was due to St. Jude Medical's increased sales and marketing efforts, resulting in market share gains for the Angio-Seal product line in both the U.S. and European markets.

Cost of Products Sold. Cost of products sold increased 36% to $8.6 million in the nine months ended March 31, 2003 from $6.3 million in the nine months ended March 31, 2002. While overall cost of products sold increased, gross margin also increased 2 points, or 4%, to 54% from 52%. This increase reflects the high margins on our biomaterials products as well as continued allocation of overhead across greater sales volumes, resulting in a decrease in per unit costs.

Research and Development Expense. Research and development expense increased 30% to $10.2 million in the nine months ended March 31, 2003 from $7.9 million in the nine months ended March 31, 2002. This increase was mainly attributable to our continued development efforts on the TriActiv System, including clinical trial expenses. While research and development expenses continue to increase in dollars, they are decreasing as a percentage of total revenue and declined to 33% from 38% for the nine month periods ended March 31, 2003 and March 31, 2002, respectively. Research and development expenses related to the TriActiv increased $1.6 million, or 31%, to $6.8 million in the nine months ended March 31, 2003 from $5.2 million in the nine months ended March 31, 2002. We also continued to expand our development efforts on our biomaterials products, including our work under the NIST and NIH grants. Biomaterials related spending increased $755,000, or 28%, to $3.4 million in the nine months ended March 31, 2003 from $2.7 million in the nine months ended March 31, 2002. We expect research and development expense to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative. Selling, general and administrative expense increased 60% to $5.1 million in the nine months ended March 31, 2003 from $3.2 million in the nine months ended March 31, 2002. This increase was primarily the result of sales and marketing expenses, which increased to $2.4 million in the nine months ended March 31, 2003 from $1.1 million in the nine months ended March 31, 2002, primarily due to increased TriActiv European sales and marketing efforts. In addition, general and administrative expenses increased 32%, or $662,000, to $2.7 million in the nine months ended March 31, 2003 from $2.1 million in the nine months ended March 31, 2002. This increase was attributable to $410,000 of increased personnel costs to support our continued sales and research and development growth as well as to support various new requirements under the Sarbanes-Oxley Act. In addition, professional services and public company expenses, including audit and legal fees, D&O insurance, board of directors costs and SEC filing fees increased $153,000 primarily as a result of new requirements under the Sarbanes-Oxley Act in addition to our continued growth. Also contributing to the higher expenses was a $108,000 increase in the allowance for doubtful accounts primarily reflecting a reserve for a receivable from a company which has filed for bankruptcy. This reserve represented approximately 50% of the customer's balance at the time it filed for bankruptcy. Litigation expenses for our patent infringement suit decreased to $91,000 for the nine months ended March 31, 2003 from $129,000 for the nine months ended March 31, 2002 (See Part II; Item 1-Legal Proceedings).

Net Interest Income. Interest expense decreased 31% to $120,000 in the nine months ended March 31, 2003 from $174,000 in the nine months ended March 31, 2002. This decrease was the result of a lower principal balance on the THM Acquisition Obligation, as we continued to make the required quarterly payments and as a result of the early repayment to certain debt holders. Interest income decreased to $955,000 in the nine months ended March 31, 2003 from $1.4 million in the nine months ended March 31, 2002. Although our cash and investment balances increased, this increase was more than offset by lower interest rates.

Other Income (Expense). Other non-operating income/(expense) was $(110) and $(4,481) for the nine months ended March 31, 2003 and 2002, respectively, representing net losses on the disposal of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $9.2 million and $4.7 million in the nine months ended March 31, 2003 and 2002, respectively. In the nine months ended March 31, 2003, changes in asset and liability balances provided $1.8 million of cash, in addition to net income of $5.2 million and non-cash depreciation and amortization of $2.2 million. In the nine months ended March 31, 2002, changes in asset and liability balances used $11,000 of cash, in addition to net income of $3.2 million and non-cash depreciation and amortization of $1.6 million.

Our cash, cash equivalents and investments were $41.0 million at March 31, 2003. At December 31, 2002 we had $1.7 million in restricted investment accounts. We had pledged this $1.7 million in investments as collateral to secure a bank loan made to an officer to pay taxes incurred by this officer when he received common stock at the time of our initial public offering. The Company's security pledge related to these loans was released by the bank on February 13, 2003 when the officer's loans from the bank were repaid in full.

We have a $5.1 million capital spending plan for fiscal 2003, of which $2.9 million has been spent on machinery, equipment, furniture and fixtures and leasehold improvements through March 31, 2003. These expenditures are related to the continued expansion of our manufacturing capabilities for our biomaterials and TriActiv product lines, as well as support of overall company growth.

We have a $1.3 million obligation to the former shareholders of THM, a company we acquired in September 2000. The obligation was due in equal quarterly installments of $281,250, which began on December 31, 2000 and end on September 30, 2004. As of February 28, 2003 we had repaid certain former shareholders of THM thereby reducing our remaining quarterly installments to $223,256 through September 30, 2004.

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv and our biomaterials products. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating and capital requirements through at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products. There can be no assurance that we will generate cash from operations in future periods.

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

ACQUISITION OF THM BIOMEDICAL, INC.

On September 1, 2000, we acquired THM, a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $228,000. The transaction was financed with $6.6 million in cash and a note payable to the former shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation was due in equal quarterly installments of $281,250, which began on December 31, 2000 and end on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon our available borrowing rate of 7.5%) of $3.9 million was recorded as a liability on the Company's financial statements, with a remaining balance of $1.3 million and $2.3 million at March 31, 2003 and June 30, 2002, respectively. As of February 28, 2003 we had repaid certain debt holders of THM thereby reducing our remaining quarterly installments to $223,256 through September 2004.

Since the date of the acquisition, as planned, we have primarily devoted our development efforts of the acquired PTM technology to an articular cartilage application, a synthetic vascular graft, and a sustained release chemotherapeutic drug treatment, and have expended approximately $1,073,000, $851,000, and $30,000, respectively on such efforts through March 31, 2003. In addition, we received 510(k) approval for a proprietary PTM based product, ImproVise(TM), an absorbable cement flow restrictor for use in certain orthopaedic surgical procedures.

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

     -    strategic alliances and acquisition opportunities; and

     -    other risk factors listed under "Risks Related to Our Business" below.

Except as expressly required by required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

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

- our dependence on the continued growth and success of our biomaterials products and customers;

- our dependence on our biomaterials customers for marketing and obtaining regulatory approval for their products;

- our ability to obtain any additional required funding for future development and marketing of the TriActiv System, as well as our biomaterials products;

- the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and or changes in customer requirements;

-    the acceptance of our products by the medical community;

-    our dependence on key vendors and key personnel;

- the use of hazardous materials which could expose us to future environmental liabilities; o our ability to expand our management systems and controls to support anticipated growth;

- dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

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

Our investment portfolio consists primarily of high quality U.S. government, municipal and corporate securities and certificates of deposit with maturities ranging from three to fourteen years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. The portfolio includes only marketable securities with secondary or resale markets and there are limitations regarding duration of investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At March 31, 2003, our total portfolio consisted of approximately $25.2 million of investments, with maturities ranging from three to fourteen years. While our investments may be sold at anytime because the portfolio includes available for sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We had $1.3 million in outstanding debt at March 31, 2003, related to the acquisition of THM.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Our Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within

90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including our Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

The U.S. District Court, Eastern District of Pennsylvania, entered a Markman hearing Order regarding claims interpretation, in favor of the defendant Perclose. The judge denied our Motion for Reconsideration on August 21, 2001, and the parties stipulated a Final Judgement, which was entered on October 19, 2001. On November 15, 2001, we filed a timely Notice of Appeal, thereby initiating an appeal in the Court of Appeals for the Federal circuit (CAFC). Oral arguments were heard on December 3, 2002. On February 5, 2003 the CAFC issued its opinion in which it affirmed the District Court's decision. We are not appealing the decision and, therefore, the case is concluded. The Company has expensed legal costs, as a component of selling, general and administrative expenses, as services have been incurred. No further expenses are anticipated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.   Exhibits.

     99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


B.   Reports on Form 8-K.

     1. Kensey Nash Corporation filed a Form 8-K on April 16, 2003 to furnish its press release announcing its results of operations and financial position as of and for the three and nine month periods ended March 31, 2003 (Form 8-K Items 7 and 9 - Information furnished in Item 9 deemed furnished under Item 12).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: May 15, 2003                                By: /s/ Wendy F. DiCicco
                                                     ---------------------------
                                                     Wendy F. DiCicco
                                                     Chief Financial Officer

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

Dated: May 15, 2003

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


Dated: May 15, 2003
                                          /s/ Wendy F. DiCicco, CPA
                                          --------------------------------------
                                          Wendy F. DiCicco, CPA
                                          Chief Financial Officer