Form 10-K
period 2003-06-30
KENSEY NASH CORP
filed 2003-09-29
CIK 1002811

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

                    For the Fiscal Year Ended: June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes X No __

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of December 31, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was $196,791,614, based on the closing price per share of Common Stock of $18.27 as of such date reported by the NASDAQ National Market. Shares of the registrant's Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of September 19, 2003 was 11,448,325.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of registrant's definitive Proxy Statement, to be filed pursuant to
                                 Regulation 14A
 under the Securities Exchange Act of 1934, in connection with the registrant's
                                  2003 Annual
       Meeting of Stockholders scheduled to be held on December 3, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

This discussion below contains forward-looking statements relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those indicated in any forward-looking statements, including those set forth in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in this Annual Report on Form 10-K. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements".

OVERVIEW

We are a leader in cardiovascular medical technology and have significant experience and expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. The Angio-Seal(TM) Vascular Closure Device (Angio-Seal), of which we were the original designer, developer and manufacturer, is currently the leader in the arterial puncture closure device market, estimated to be a potential $1 billion annual market. The Angio-Seal device is designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical, Inc. (St. Jude Medical) acquired the worldwide license to the Angio-Seal device in March of 1999. St. Jude Medical develops, manufactures, markets and distributes the product worldwide.

Additionally, we have developed the TriActiv(R) Balloon Protected Flush Extraction System (the TriActiv), a device designed to provide embolic protection during diseased saphenous vein graft treatment. This market opportunity is currently estimated at $300 million annually. The TriActiv was commercially launched in Europe in May 2002 and is in clinical trials in the United States. Future generations of the TriActiv currently in development and in clinical trials, will address additional markets. These future applications will include the treatment of diseased carotid and native coronary arteries and acute myocardial infarction (AMI) or a heart attack. Industry estimates indicate that the addition of these applications broadens the potential market for the TriActiv platform to over $1 billion.

We also have significant experience in designing, developing, manufacturing and processing proprietary biomaterials products for the orthopaedics, cardiology, drug/biologics delivery, periodontal, general surgery and wound care markets. We intend to continue to leverage our proprietary knowledge and expertise in all of these markets to develop new products and technologies and to explore additional applications for our existing products.

THE TRIACTIV(R) BALLOON PROTECTED FLUSH EXTRACTION SYSTEM -- EMBOLIC PROTECTION MARKET OVERVIEW

SAPHENOUS VEIN GRAFT APPLICATION

There are approximately 550,000 coronary bypass surgeries performed annually worldwide and approximately half of all these bypass grafts become diseased or occluded within ten years of surgery. The market for the treatment of these occluded grafts is currently estimated at $300 million annually. During many coronary bypass procedures, the saphenous vein is removed from the patient's leg and is surgically implanted to bypass a diseased or occluded native coronary artery. The saphenous vein graft (SVG) is used as a replacement for the diseased or occluded native coronary artery to restore blood flow. Current treatment options for diseased SVGs include drug therapy, device-based therapies (including angioplasty and the placement of stents) or repeat bypass surgery. There are significant risks involved with these treatments ranging from continued progression of disease, heart attack and possible death. Specifically, during the treatment of diseased SVGs via device-based therapy, the rate of major complication (known as the MACE (major adverse coronary event) rate) is approximately 15 to 20%. These complications occur primarily because the material clogging the SVG is dislodged during the treatment and released into the vasculature causing clots or heart attack. Embolic protection is a method of preventing this debris from going downstream during device based therapy procedures. Current devices in the embolic protection market include filter and balloon based therapies. These protection devices have been clinically proven to reduce the MACE rates associated with device based therapies.

ADDITIONAL APPLICATIONS

In addition to its application for the treatment of SVG disease, embolic protection is being tested for effectiveness in reducing complication rates during the treatment of diseased carotid arteries and diseased native coronary arteries and AMI.

     CAROTID ARTERIES

     Each year, there are over 200,000 surgical endarterectomies performed worldwide to treat carotid artery disease. An endarterectomy is an open invasive surgical procedure performed to remove debris from the carotid artery. It is also known that a significantly larger number of patients are affected by carotid artery disease, with many going untreated due to the invasiveness of the surgical procedure. With the advent of carotid stenting in combination with embolic protection devices continuing to show promising results, it is believed that carotid stenting with embolic protection could become the standard of care for the treatment of carotid artery disease.

     NATIVE CORONARY ARTERIES AND AMI

     Distal embolization of plaque is increasingly recognized as a contributor to complication rates in common percutaneous transluminal coronary angioplasty (PTCA) and stent placement procedures. This seems to be particularly apparent in AMI or heart attack patients where a significant amount of blood clot (thrombus) is often present. If the thrombus is dislodged and collects downstream, it generally leads to adverse short-term and/or long-term outcomes for the patients. Embolic protection devices are being studied as tools for lowering complication rates in these patients.

THE TRIACTIV

We have designed the TriActiv, a balloon based embolic protection therapy, to provide distal protection during SVG treatment procedures. In addition to the balloon protection, the TriActiv utilizes active flushing and extraction to remove debris from the vessel after a treatment procedure. Clinical data from our pilot study demonstrated that the use of the TriActiv reduced the MACE rate to 6.9% for patients treated within our clinical protocol. Documented studies have shown that MACE rates in non-protected SVG procedures are approximately 15 to 20%.

We believe the TriActiv is currently the only device, in clinical trials or commercially available, which offers all three of the following features:

     - an embolic protection balloon placed beyond the occlusion to prevent debris from flowing downstream and potentially causing a heart attack;

     - a flush catheter advanced over a guidewire that delivers fluid to the vessel; and

     - an active, controlled extraction system which removes the debris.

To operate the device, a guiding catheter is positioned at the entrance to the graft. The guidewire, containing the embolic protection balloon, is advanced through the SVG beyond the occlusion. The embolic protection balloon is inflated and a stent is placed in the vessel at the occlusion. Following stent placement, saline and contrast media are delivered into the graft from the flush catheter to dislodge the occlusive material. The particles and debris that are dislodged by the flush system are extracted through the lumen of the guiding catheter.

We received CE Mark approval for the TriActiv in January 2002. The CE Mark is an international symbol of adherence to quality assurance standards established by the European Union and compliance with applicable European medical device directives. The commercial launch of the device occurred at the Paris Course on

Revascularization (PCR) in May 2002 and we shipped our first product in June 2002. Effective January 2002, we established a subsidiary in Germany, Kensey Nash Europe GmbH, and hired a Vice President of European sales. We have established a European sales and marketing team and will continue to add personnel to this team as required to meet our clinical and sales goals. This team sells the product direct in the German market and supports our distributor relationships in the rest of Europe.

In December 2001, we initiated the PRotection during Saphenous Vein Graft Intervention to Prevent Distal Embolization (PRIDE) Trial in the U.S. The PRIDE Trial is a randomized, controlled study of up to 800 patients at up to 80 investigational sites in the U.S. and in Europe. We anticipate enrollment completion and submission to the FDA for 510(k) approval of the device (the approval, which allows the commercial sale of the device in the U.S.) between December 2003 and February 2004. If the submission meets the requirements of the FDA, we would anticipate receiving approval for commercial sale of the device by June 2004.

FUTURE GENERATIONS OF THE TRIACTIV

We have modified the design of the TriActiv to improve the ease-of-use for SVG applications as well as to address additional applications where distal embolization is a concern. These additional applications include the treatment of native coronary and carotid arteries as well as AMI. Testing of these additional designs will occur during our years ended June 30, 2004 and 2005 (fiscal 2004 and 2005).

The second generation SVG application device has been designed to improve the ease-of-use of the original device. We have submitted for CE Mark approval for the 2nd generation TriActiv and will commence sales in Europe upon receipt of approval. We expect to receive approval in the second quarter of fiscal 2004.

We completed a six patient pilot study, the TRACER study, on the carotid artery application in September 2003. This study was completed at one clinical site in Costa Rica. The TriActiv carotid application device was successfully used to provide protection from potential stroke-causing emboli by actively removing debris during carotid stenting procedures. We plan to begin enrollment in a CE Mark study for the TriActiv carotid application in our third fiscal quarter of fiscal 2004.

We also plan to initiate a CE Mark study for the native coronary/AMI application by the end of fiscal 2004.

THE ANGIO-SEAL(TM) DEVICE

ARTERIAL PUNCTURE CLOSURE -- MARKET OVERVIEW

Arterial puncture closure is the closing and sealing of femoral artery punctures made during cardiovascular catheterizations. Current treatment options include manual pressure, the current standard of care, and device based therapy. Existing device based treatment options consist of either suture or biomaterial-based devices. Leading cardiology industry journals currently estimate that there are approximately 7.0 million cardiovascular catheterization procedures performed annually, which translates to a potential worldwide arterial puncture closure market of approximately $1 billion annually. The U.S. market represents approximately 70-75% of this total market opportunity. Industry estimates of current market penetration for arterial puncture closure devices are approximately 41% and 27%, for the U.S. and the international markets, respectively.

THE ANGIO-SEAL SYSTEM

The Angio-Seal puncture closure device is a biomaterial-based device, which acts to close and seal femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. The device consists of four components:

     - an absorbable polymer anchor seated securely against the inside surface of a patient's artery at the point of puncture;

     - an absorbable collagen plug applied adjacent to the outside of the artery wall;

     - an absorbable suture; and

     - a delivery system consisting of an insertion sheath, puncture locator, guidewire and tamper tube.

The anchor and suture act as a pulley to position the collagen into the puncture tract adjacent to the outside of the artery wall to seal and close the puncture. A tamper tube is used to further position and secure the closure device. The anchor, collagen and suture are all designed to be absorbed into the patient's body within 60 to 90 days after the procedure. We believe that this mechanical (anchor and collagen) and biochemical (collagen) approach offer physicians a method for sealing and closing punctures with significant advantages over traditional manual or mechanical compression methods, as well as over other competitive products. The Angio-Seal product has been proven to have several advantages over traditional manual or mechanical compression procedures, including: reduced time to ambulation and hemostasis, reduced staffing and hospital time, possible reduction in procedure costs, increased patient comfort, greater flexibility in post-procedure blood thinning therapy and increased blood flow to the leg.

The Angio-Seal device is manufactured, marketed, sold and distributed by St. Jude Medical. We receive a royalty on every unit sold. In addition, we manufacture components for the Angio-Seal device and have augmented St. Jude Medical's manufacturing of completed devices in the past. We believe the impact of continued sales and marketing efforts by St. Jude Medical, along with product enhancements planned by St. Jude Medical, will provide continued growth opportunities. These efforts and enhancements include the launch of the product in the Japanese market and the launch of the STS Plus platform in the U.S. in the first quarter of fiscal 2004.

With the launch of the latest generations of the Angio-Seal product line, the Self Tightening Suture (STS) and STS Plus platforms in March 2002 and September 2003, respectively, the Angio-Seal device has become the leading product in the worldwide arterial puncture closure market. The Angio-Seal has been sold in Europe since 1995 and in the U.S. since 1996. There have been approximately three million Angio-Seal devices sold as of June 30, 2003. Industry estimates show the Angio-Seal worldwide market share at June 30, 2003 was approximately 55%, compared to approximately 48% at June 30, 2002.

BIOMATERIALS

BIOMATERIALS -- MARKET OVERVIEW

Biomaterials, which are substances that treat, augment, or replace tissue, organs or body functions, are used regularly as components and elements in a wide variety of absorbable and permanent implants. Advances in materials technology and a better understanding of the biological processes involved in tissue formation and remodeling have led to the introduction of absorbable biomaterials-based products to address long-standing deficiencies of traditional products and therapies. This trend has been observed in many markets, including orthopaedics, cardiology, drug/biologics delivery, wound care, surgery, periodontics and urology. Generally, absorbable biomaterials-based products have proven attractive solutions for a number of reasons. First, physicians generally prefer to use an implant which will not require a second surgery to remove the device. In addition, the rate of absorption of products can be carefully engineered to promote healing as the biomaterials-based products work with the body's natural healing response. Finally, absorbable biomaterials offer potential for drug delivery. The ability to provide staged and sustained release of drugs and biologics offers significant potential for growth in the use of absorbable biomaterials-based products.

OUR BIOMATERIALS TECHNOLOGY AND PRODUCTS

Biomaterials continue to be a source of new emerging technologies for our company. Alongside our Angio-Seal and TriActiv platforms, we have built a solid reputation and significant market presence in the development of biomaterials for use in medical implants. The technological challenges involved in developing biomaterials products are substantial. Developing products made from absorbable and nonabsorbable biomaterials, such as polymers, collagen, polysacharides and ceramics, requires an understanding of the mechanical integrity, biocompatibility, and absorption rates, as well as the ability to sterilize these products without jeopardizing their material properties. Our expertise in biomaterials enables us to design, develop and manufacture proprietary biomaterials products. These products are characterized by their ability to be absorbed or incorporated in the body's own tissue. Our particular expertise is in the properties, usage and processing of polymers, collagen, ceramics and other absorbable and nonabsorbable materials. We believe that our diverse platforms in, and significant experience with, biomaterials technology give us a competitive advantage because many participants in the market specialize in only one biomaterial or have far less experience in biomaterials. Our background with multiple materials enables us to provide essential biomaterials building blocks across multiple biomaterials platforms to address specific product needs in a wide variety of markets.

     - Polymers. We are a leader in the design, development and manufacture of absorbable and nonabsorbable polymer products. We use many different types of polymers, in combination or as single entities, to achieve the desired properties in a particular product. We have developed several unique polymer-based materials, products and processes, which have a variety of applications in implantable absorbable and permanent medical devices. We offer our customers and partners a complete solution, including product design and engineering, tool design, process development, commercial manufacture and packaging configuration.

      Our polymer technology platform includes a porous tissue matrix (PTM) technology which allows us to create porous implants which support cell growth, tissue regeneration and the delivery of biologics, growth factors and drugs. The implants are designed to facilitate wound healing in both bone and soft tissue and are bioabsorbable at controlled rates for specific functions and tissues. We have a series of products and development programs utilizing intellectual property related to our porous biodegradable regeneration matrices. Specifically, we are researching applications for articular cartilage regeneration, vascular grafts, bone growth scaffolds for spinal and trauma indications and for the delivery of drugs and growth factors.

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

We participate in this biomaterials market in several ways:

     - We manufacture biomaterials products for our customers who incorporate them into their products;

     - We manufacture a complete product incorporating our biomaterials and provide the finished product to our customers for distribution;

     - These products are provided in a variety of forms ranging from components to final packaged products which are then marketed and sold to end users;

     - We independently design and develop biomaterials products that may enhance the features and benefits of our customers' products;

     - We design and develop potential enhancements to our customers' products.

A majority of our biomaterials sales are concentrated among a few strategic customers and partners. The relationship with these customers and partners is generally long-term and contractual in nature, with contracts specifying the characteristics of the product to be supplied and pricing. Our products often represent a key strategic source for these customers and partners. In many cases, the technology incorporated in the product is our proprietary technology and, therefore, the "switching costs" for customers are thought to be high. These would include identification and testing of alternative technology, time to develop specifications with new suppliers, and, in many cases, regulatory modifications. As a result, we view the nature of our customer relationships as a long-term sustainable competitive advantage.

We have established several strategic partnerships with companies selling biomaterials based products. We act as a strategic partner and are often the exclusive supplier of certain biomaterials technology to our customers. Our biomaterials customers include St. Jude Medical, to whom we supply the Angio-Seal components, in addition to a leading manufacturer of sports medicine products and multiple other leading orthopaedic companies, among others. In the case of our proprietary periodontal or dental products, it has entered into multi-year distribution agreements with OraPharma, Inc. (now a subsidiary of Johnson & Johnson) in the U.S. and CurasanAG for certain markets outside the United States (OUS). In March 2003, we also entered into a joint development agreement with Orthovita, Inc. to create new biomaterials-based spine products, based on Orthovita's VITOSS bone void filling product. Orthovita will sell the products through its established distribution network.

We continue to independently develop new proprietary products, to pursue other strategic partnerships in multiple fields of use (orthopaedics, cardiology, wound repair, aesthetics, general surgery and drug delivery, among others) and to work with both leading and emerging companies to commercialize biomaterials-based technology to maximize our return on our increased investment in these products. As we continue to increase our investment in the development of new biomaterials and products, we believe we will be able to increase our margins on commercialized products using our biomaterials technology.

       BIOMATERIALS MARKETS                 BIOMATERIALS PRODUCTS                         PRODUCT STATUS
  Orthopaedics:
    Sports Medicine               Meniscal Repair Tacks                      Commercial
                                  Anterior Cruciate Ligament Repair Screws   Commercial; additional products in
                                                                             development
                                  Rotator Cuff Repair Screws                 Commercial
                                  Rotator Cuff Repair Patch                  Commercial
    Spinal Fixation               Absorbable Growth Factor Delivery          Commercial, international only; clinical
                                  Matrices
    Trauma Fixation               Bone Void Filler                           Regulatory review, U.S. only
    Joint Replacement             ImproVise(TM) Cement Restrictor            Commercial
    Cartilage Repair              Cartilage Regeneration                     Development
  Cardiology:
    Arterial Puncture Closure     Absorbable Polymer Anchors and Collagen    Commercial
                                  Plugs for Angio-Seal(TM)
    Vascular Grafts               Vascular Graft Coatings                    Commercial, international only
                                  Vascular Graft                             Development
  Wound Care:
    Burn Treatments and Skin      Collagen Tissue Engineering Substrates     Commercial; regulatory approval
    Defects                       used for Culturing Skin Cells
    Wound Dressings               Collagen based Wound Dressings             Commercial
  Periodontal:
    Periodontal                   Drilac(R)                                  Commercial
    Periodontal                   Epi-Guide(R)                               Commercial
  General Surgery:
    Cosmetic Surgery              Cosmetic Surgery Repair Device             Commercial
    General Surgery               Collagen incorporated in Surgical Repair   Commercial
                                  Applications

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

We have products that are commercially available for sale in the U.S. and international markets, and products that are in various stages of development, clinical trials or regulatory review. Additionally, we have biomaterials research programs, which we believe will provide us with opportunities to expand our product offerings and strategic alliances. The following are descriptions of the markets into which our biomaterials products are being placed, as well as the applications for which our products and technology are currently being used or have future potential use.

Orthopaedic Products. Nowhere is the transition to biomaterials based products more evident than in the orthopaedics market where absorbable biomaterials have reduced healing times, improved patient outcomes and lessened or eliminated morbidity issues related to the use of autologous tissue as graft material. While traditional surgical methodologies continue to be utilized, the trend toward new biomaterial-based products is driving innovation and growth in the orthopaedic industry.

Orthopaedic applications of biomaterials include repair, regeneration or augmentation of musculoskeletal tissues, including bone, cartilage, ligaments, spinal discs and tendons. Companies in this market often look to third parties to develop and manufacture their product concepts into marketable products. Our capabilities and expertise have enabled us to develop relationships with several major orthopaedic companies, to whom we provide our biomaterials products or compounded materials. The orthopaedic portion of our biomaterials business represented 42% of our total biomaterials sales for our year ended June 30, 2003 (fiscal 2003). Applications in the orthopaedic market for our biomaterials products include sports medicine, as well as spinal and trauma fixation. Many of our biomaterials products manufactured from absorbable materials are designed to replace metallic devices used in the fixation and repair of musculoskeletal tissues. Use of absorbable biomaterials eliminates the need for a second surgery which is frequently necessary to remove non-absorbable metallic implants like bone rods and pins. This benefit provides our customers with a cost-effective alternative to traditional non-absorbable based products.

     Sports Medicine. Sports medicine is a broad area of healthcare that includes medical management and treatment of injury in persons engaged in sports and exercise. Sports injuries, once most commonly associated with professional athletes, are becoming commonplace in our increasingly active population. This trend is driving the discovery of new products and technologies to address this fast growing market.

        Soft Tissue Fixation. The primary application for our biomaterials in the sports medicine segment is soft tissue fixation. Soft tissue fixation includes the repair of tendons and ligaments in the knee, such as the anterior cruciate ligament, and in the shoulder, such as the rotator cuff, both markets to which we manufacture products.

        Trauma Fixation. Trauma fixation devices are used to repair broken bones using nails, screws, plates, pins and bone growth stimulation techniques. We currently manufacture trauma screws for orthopeadic repair.

        Cartilage Regeneration. Articular cartilage covers the opposing surfaces of all moving joints in the body. Significant debilitation can result from even minor injury to articular cartilage. U.S. physicians perform over 500,000 procedures each year to repair damaged cartilage in the knee and a majority of these are repeat procedures illustrating the ineffectiveness of current therapeutic approaches. Over time, debilitating osteoarthritis may develop in the afflicted joint, ultimately requiring knee replacement or other invasive treatment.

        The healing and growth properties of absorbable biomaterials make them ideal for use as the foundation for cartilage regeneration, as they are bioabsorbable at controlled rates for specific tissues. We are researching the use of our PTM technology for articular cartilage regeneration. This research started under a grant from the National Institute of Standards and Technologies (NIST) under which we performed two large animal studies. Initial results from both of these studies were very promising. Based on these results, we have sponsored a third animal study, which began in June 2003 with expected results by June 2004.

        Spine. The application of biomaterials is an increasingly important aspect of the spinal surgery market. Major companies have introduced growth factors delivered via biomaterials matrices into the market, a trend that is garnering significant attention. In addition, bone void fillers and alternatives to autografts (bone harvested from the human body) are increasingly being used in conjunction with metal cages in spinal fusion procedures as well as to fill the voids left by bone harvest procedures.

        In March 2003, We entered an agreement with Orthovita, Inc. to commercialize new products based on Orthovita's proprietary VITOSS bone graft substitute material in combination with our proprietary biomaterials.

        The new products will build upon the VITOSS technology, a resorbable porous calcium phosphate scaffold that allows for resorption, cell seeding and rapid in-growth of host bone. The products will be directed toward the spinal surgery market, the fastest growing market in orthopaedics, estimated at $1.2 billion on a world-wide basis. Under the agreement, we will manufacture the products and Orthovita will market and sell the products worldwide. Orthovita expects to launch the initial products for spine applications in 2004.

        Bone. Next to blood, bone is the most commonly transplanted tissue in humans. It is estimated that more than 500,000 bone-grafting procedures are performed annually in the U.S. Surgeons today have few choices for materials used in bone grafting. Therefore, the need for an improved alternative to currently available materials remains an important issue in orthopaedic and maxillofacial surgery.

        We are developing several different bone graft substitutes fabricated from collagen, synthetic polymers or composite biomaterials. We also manufacturer for a strategic partner a resorbable growth factor delivery matrix that is commercially available outside the U.S. Extensive pre-clinical study of our synthetic polymer bone graft substitute has shown it to be an excellent carrier of biologically active agents as well as suitable substrate for bone formation and healing.

Cardiology Products. Our biomaterials are used in arterial puncture closure products and coatings for synthetic vascular grafts. These cardiology products represented 54% of total biomaterials sales in fiscal 2003. In addition, we are developing an absorbable polymer matrix to deliver angiogenic growth factors to promote the growth of new blood vessels for use in myocardial revascularization procedures and are exploring the use of our biomaterials in an arterial stent. Lastly, we are developing a vascular graft utilizing our PTM technology.

     Vascular. Medical options for resolving arterial blockage include vessel replacement or bypass surgery to divert blood flow around an obstruction. Over 1.7 million surgical procedures are performed annually worldwide that employ some type of arterial graft; nearly 900,000 of them require grafts of a very small diameter. Vein grafts taken from the patient's leg are the only reliable choice available for those small diameter-grafting procedures. Although the standard of care today, these grafts have significant issues related to availability, performance, trauma and expense.

     Recognizing this significant medical need, we are developing a synthetic technology that incorporates multiple biomaterials into an "off-the-shelf" implantable graft. In fiscal 2002, we received a three-year, $1.9 million award from the Advanced Technology Program (ATP) of NIST to support development of this technology. Pre-clinical studies are currently being conducted to assess the capabilities of the graft in a surgical setting.

Drug/Biologics Delivery Products. Biomaterials are particularly useful for the controlled release of drugs and other biologically active agents such as growth factors. In these applications, the drug is deposited or incorporated into a biomaterials delivery matrix. As the matrix dissolves or is degraded by the body, the drug is gradually released. The use of a biomaterials matrix for drug delivery permits a locally targeted, low-dose release profile, improving the delivery of the drug. The PTM technology provides benefits that traditional biomaterials do not offer, as the porosity of the material provides additional release capabilities. Utilizing our PTM technology, we are researching sustained or controlled release of chemotherapeutic drugs for the treatment of breast cancer under a National Institute of Health (NIH) grant received in fiscal 2003.

Wound Care Products. While the wound care market is currently dominated by conventional bandages and dressings and surgical staples or sutures, there is a new generation of products resulting from recent advances in biomaterials, tissue engineering and biotechnology. Our biomaterials are used in topical wound dressing products, which accounted for less than 1% of our total biomaterials sales for fiscal 2003.

Periodontal Products. Biomaterials are commonly used in the periodontal segment of the dentistry market. We now have two commercialized products in the periodontal field, the Drilac(R) product, which prevents dry socket following tooth extraction, and the Epi-Guide(R) barrier membrane, used in periodontal restorative procedures to prevent soft tissue cells from growing into space reserved for bone. These two products accounted for 2% of our total biomaterials sales in fiscal 2003.

General Surgery and Urology Products. Biomaterials are used in these market segments in products ranging from cosmetic surgery devices to absorbable sutures to tissue barriers and stents. The products we place through our customers are in the surgical repair field and accounted for less than 1% of total biomaterials sales in fiscal 2003.

We intend to utilize our experience and expertise in the design, development and processing of the above materials to expand our market penetration in biomaterials products and technology. Our strategy to accomplish this expansion is as follows:

     - Develop New Proprietary Biomaterials Products. We continue to leverage our technology and expertise in polymers, collagen and other absorbable and nonabsorbable materials to develop new proprietary biomaterials products. We are using this expertise to develop new biomaterials products, new formulations and applications of existing materials and products. We have 510(k) approval from the FDA for our proprietary product, ImproVise(TM), an absorbable cement flow restrictor for use in certain orthopaedic surgical procedures. In addition, we are seeking regulatory approval for another proprietary PTM technology-based product with application in the orthopaedics market. We are in the final phases of researching a cartilage regeneration product and are researching a vascular graft application, both of which utilize our PTM technology.

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

      We have an agreement with Becton Dickinson under which they market our three dimensional cell culture scaffolds. These scaffolds enhance a researcher's ability to study tissue engineering, gene therapy and cell biology.

      In August 2002, we entered into an agreement with OraPharma, Inc. for the distribution of our proprietary Epi-Guide and Drilac(R) Surgical Dressing products in the United States and Canada. We also have an agreement with Curasan AG for European and Middle Eastern distribution of our Epi-Guide product.

      In March 2003, we entered into an agreement with Orthovita to commercialize new products using Orthovita's proprietary ultra porous VITOSS bone void filler material in combination with our proprietary biomaterials in spine applications. Under the agreement, we will be responsible for manufacturing these products and Orthovita will be responsible for worldwide sales and marketing.

PATENTS AND PROPRIETARY RIGHTS

Our intellectual property covers technology in the fields of arterial puncture closure, blood vessel location, arterial revascularization and embolic protection systems, drug/biologics delivery, wound care, periodontics, angiogenesis products and surgical instruments. We protect our technology by, among other things, filing patent applications for the patentable technologies that we consider material to our business. Our first U.S. patent for arterial revascularization was issued in 1986 and for the concept of sealing arterial punctures was issued in 1988. As of September 19, 2003, we held 83 United States patents and 83 foreign national patents and had various United States patents and foreign national patent applications pending.

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

We have licensed our United States and foreign patents for the Angio-Seal device to St. Jude Medical and are required to license all improvements for the device to St. Jude Medical. The license agreements with St. Jude Medical are exclusive and worldwide, with rights to make, have made, use, sell, and have sold the Angio-Seal device, but are limited to the cardiovascular field of use only.

We intend to continue to aggressively protect new manufacturing processes, biomaterials products and technologies and medical products and devices which we have invented or developed. We intend to broaden the scope of our intellectual property and consider our core technologies to be critical to our future product development.

MANUFACTURING

We have developed unique manufacturing and processing capabilities for absorbable collagen and polymers. We manufacture numerous absorbable biomaterials products for use in applications including orthopaedics, cardiology, drug/biologics delivery, periodontal, general surgery and urology, and wound care. We have also established manufacturing processes and capabilities for the TriActiv, which we currently manufacture for the European markets and for ongoing clinical trials. We have our own capabilities in tool and die making, injection molding, extrusion, compounding, machining, model making and laser welding, which allow us to engineer our products in development on site.

We currently manufacture two of the major absorbable components of the Angio-Seal, the collagen plug and polymer anchor, for St. Jude Medical. Prior to August 2000, we manufactured complete Angio-Seal devices for St. Jude Medical's use worldwide in clinical trials and manufactured partially and fully completed commercial devices for sale in the U.S. and Europe. For fiscal 2003, the plug and the anchor represented a total of $14.5 million, or 53% of our net sales revenue. St. Jude Medical has the right to manufacture the absorbable polymer anchor and intends to manufacture that component in the future. However, we anticipate we will continue to be a secondary source of anchor requirements during fiscal 2004. We continue to supply St. Jude Medical with the collagen requirements for the Angio-Seal under a formal collagen supply agreement with St. Jude Medical which expires in November 2005.

Our FDA-registered manufacturing facility in Exton, Pennsylvania contains separate areas for the TriActiv and absorbable collagen and polymer manufacturing. While our facility is currently adequate to handle ours as well as our customers product volumes, significant expenditures would have to be made in order to scale-up to mass manufacture the TriActiv to supply the U.S. market in addition to increased European demands. Our manufacturing facility is equipped with multiple ISO class 8 clean room facilities and is certified to three international quality standards, ISO 13485, ISO 9001 and EN 46001. Certification is based on adherence to established standards of design, service, quality assurance and manufacturing process control. Our manufacturing facility is subject to regulatory requirements and periodic inspection by regulatory authorities. We have a separate in-house quality assurance department that sets standards, monitors production, creates and reviews operating procedures and protocols and performs final testing of sample devices and products manufactured by or for us.

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

RESEARCH AND DEVELOPMENT

Our research and development and regulatory and clinical staff consisted of 72 individuals at September 19, 2003. Our research and development efforts are focused on the continued development of the TriActiv and of our biomaterials capabilities. We incurred total research and development expenses of $14.5 million, $10.8 million, and $7.3 million in fiscal 2003, 2002 and 2001, respectively.

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

OUR RELATIONSHIP WITH ST. JUDE MEDICAL

The Angio-Seal is licensed to St. Jude Medical, which manufactures, markets and sells the Angio-Seal worldwide. Under our license agreements, St. Jude Medical has exclusive rights to manufacture, market and distribute all versions of the patented Angio-Seal for hemostatic puncture closure for cardiovascular use worldwide. We retain the rights to use this technology for other applications. We earn a royalty on each Angio-Seal sold by St. Jude Medical. The royalty rate is based on cumulative volume of Angio-Seal units sold. Our royalty rate was 12% until October 2000, when it decreased to 9%, based on Angio-Seal unit sales reaching a cumulative total of one million units sold. The final decrease in royalty rate, to 6%, will occur when four million cumulative units have been sold. We expect this decrease will occur sometime during our fourth quarter of fiscal 2004.

The term of the license agreements extends to the expiration date of the most recently issued licensed patent, including all continuations or supplements. The most recent patent for the Angio-Seal technology was issued in July 2000. St. Jude Medical may terminate the license agreements at any time after the end of the fifth royalty year, which ended September 30, 2001, for any reason upon twelve months notice. At such time, we would receive all sales and marketing, manufacturing and distribution rights to the Angio-Seal product line back. "Angio-Seal" is a trademark of St. Jude Medical.

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

SALES AND MARKETING

THE TRIACTIV

In January 2002, we established Kensey Nash Europe GmbH in Eschborn, Germany for the purpose of selling and marketing the TriActiv in Europe. The TriActiv was commercially launched in Europe in the fourth quarter of the fiscal year ended June 30, 2002 (fiscal 2002). We are selling the system direct to the market in Germany and through distributors for the rest of Europe. We have entered into distribution agreements for sales in the United Kingdom, Ireland, Switzerland, Austria, and Italy and are in the process of identifying distributors for the rest of Europe. We have also established our international sales and clinical specialist team to market and sell the TriActiv. At September 19, 2003 we had nine individuals on the European sales and marketing team, which includes sales people and clinical specialists.

In the U.S. we have developed a marketing and clinical specialist team to increase market awareness, prepare for commercial launch and support the PRIDE study for the TriActiv. At September 19, 2003, we had 12 individuals on the U.S. team including 10 clinical specialists. As we near U.S. regulatory approval of the device, we will be evaluating various options for the commercial marketing, sale and distribution of the device. These options include, but are not limited to, creating a direct sales force, establishing distributor relationships or entering into a licensing arrangement.

BIOMATERIALS

Sales and marketing efforts for our biomaterials products are primarily conducted by our senior management team. Sales are concentrated among a few customers and partners and our marketing efforts are focused more on the sale of our technology and expertise than on specific products. When appropriate, we seek to partner with a sales and marketing organization to commercialize or advance our proprietary products and technologies.

We have an agreement with Becton Dickinson under which they market our three dimensional cell culture scaffolds. These scaffolds enhance a researcher's ability to study tissue engineering, gene therapy and cell biology.

We have an agreement with Curasan AG for European and Middle Eastern distribution of our proprietary Epi-Guide product. During fiscal 2003, we entered into an agreement with OraPharma, Inc. for distribution of the Epi-Guide and Drilac products in the U.S. and Canada.

Also during fiscal 2003, we entered into an agreement with Orthovita to commercialize new products using Orthovita's proprietary ultra porous VITOSS bone void filler material in combination with our proprietary biomaterials in spine applications. Under the agreement, we will be responsible for manufacturing these products and Orthovita will be responsible for worldwide sales and marketing.

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

     - reimbursement; and

     - compliance with regulations.

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Datascope Corporation, Perclose, Inc. (a subsidiary of Abbott Laboratories) and Vascular Solutions, Inc. While we consider the Angio-Seal and other sealing devices to be a superior method of vascular sealing, the majority of vascular sealing is still performed through manual compression, which represents our primary competition. The TriActiv is currently only commercially available in Europe, where our competitors include Boston Scientific Corporation, Johnson and Johnson, Inc., Medtronic, Inc. (which owns Percu-Surge, Inc.) and Guidant Corporation, among others. If we are successful in commercializing the TriActiv in the U.S., we anticipate the competitors will be the same companies against which we are competing in Europe, as well as others.

CUSTOMERS

In fiscal 2003, we had approximately 23 customers for our biomaterials products, excluding our periodontal products, which, are sold directly to periodontists around the country. However, two customers each accounted for more than 10% of our total revenues for the fiscal year. Royalty income from and sales of biomaterials to St. Jude Medical, associated with the Angio-Seal, represented approximately 69% of total revenues. Sales of biomaterials products to one other customer, a distributor of orthopaedic products, represented approximately 22% of total revenues. Our TriActiv device is being sold to hospitals throughout Europe either through our direct sales force or through distributors.

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

In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv, which allows commercial sale of the product in the European Union. In the U.S. TriActiv pilot study data was presented to the appointed Data Safety Monitoring Board (DSMB) in November 2001. Approval from the DSMB allowed us to begin our pivotal trial, the PRIDE study, which was initiated in December 2001. We anticipate enrollment in the PRIDE study and submission to the FDA for 510(k) approval of the device, the approval which allows the commercial sale of the device in the U.S., will be completed between December 2003 and March 2004. We have submitted for CE Mark approval of the next generation TriActiv, an improved SVG device, and anticipate approval by the end of our second fiscal quarter of 2004. In addition, we anticipate initiating CE Mark studies on both the carotid and native coronary/AMI applications of the TriActiv by the end of fiscal 2004.

The Angio-Seal product line has received both CE Mark and FDA approval. St. Jude Medical is responsible for all future FDA pre-market approval application supplements for the Angio-Seal.

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

EMPLOYEES

As of September 19, 2003, we had 256 employees, including 138 employees in operations, 72 employees in research and development and clinical and regulatory affairs, 26 employees in finance and administration and 20 employees in sales and marketing, including nine employees in Europe. During fiscal 2003, we had two employees in Duluth, Minnesota who were part of our research and development team. Effective August 15, 2003, we closed the Duluth, Minnesota facility. All of our remaining U.S. employees are located at our facility in Exton, Pennsylvania. We believe that our success depends in large part on our ability to attract and retain employees in all areas of our business.

ITEM 2.  PROPERTIES

We lease approximately 68,000 square feet of executive offices, manufacturing and research and development facilities in Exton, Pennsylvania, a suburb of Philadelphia. Our lease expires in fiscal 2006, subject to additional renewal options. In addition, we currently lease a 10,000 square foot warehouse in Exton, Pennsylvania for which our lease expires in fiscal 2004. We also lease a small office space in Eschborn, Germany.

We do not believe our existing facility will support full-scale manufacturing of the TriActiv device for both Europe and the U.S. There may be a need to obtain more space to support increased sales of both TriActiv and biomaterials. We do not anticipate any significant difficulty in obtaining additional or alternate space or renewing our leases for additional terms, at reasonable rates, in the event we need additional space or upon the expiration, cancellation or termination of any of our existing leases.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, in the normal course of business, we are a party to various legal proceedings. We do not expect that any currently pending proceedings will have a material adverse effect on our business, results of operations or financial condition.

We, along with St. Jude Medical, filed a patent infringement suit against Perclose, Inc., a competitor in the puncture closure market. The original suit, filed in 1998, along with a subsequent amendment filed in 1999, both filed in Federal District Court for the Eastern District of Pennsylvania, claimed that Perclose infringed our U.S. patent numbers 5,676,689 and 5,861,004. These patents cover systems and methods related to sealing percutaneous punctures. We sought damages and an order to permanently enjoin Perclose from making, using or selling products that infringe these patents. In November, 1999, Abbott Laboratories acquired Perclose.

Perclose filed four counterclaims against our suit in answer to the complaint. The first counterclaim sought to declare our patents invalid and not infringed. The additional counterclaims asserted by Perclose alleged that our claims were frivolous and asserted various antitrust counter-claims, including price discrimination, predatory pricing and attempted monopolization of the puncture closure market.

The U.S. District Court, Eastern District of Pennsylvania, entered a Markman hearing Order regarding claims interpretation, in favor of the defendant Perclose. The judge denied our Motion for Reconsideration on August 21, 2001, and the parties stipulated a Final Judgement, which was entered on October 19, 2001. On November 15, 2001, we filed a timely Notice of Appeal, thereby initiating an appeal in the Court of Appeals for the Federal circuit (CAFC). Oral arguments were heard on December 3, 2002. On February 5, 2003, the CAFC issued its opinion in which it affirmed the District Court's decision. We decided not to appeal the decision and, therefore, the case is concluded. We have expensed legal costs, as a component of selling, general and administrative expenses, as services have been incurred. No further expenses are anticipated in connection with this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2003.

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

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED JUNE 30, 2002
  First Quarter.............................................  $23.70   $15.41
  Second Quarter............................................   22.00    17.05
  Third Quarter.............................................   22.11    15.98
  Fourth Quarter............................................   19.66    13.87
FISCAL YEAR ENDED JUNE 30, 2003
  First Quarter.............................................  $17.95   $13.64
  Second Quarter............................................   18.95    13.90
  Third Quarter.............................................   20.48    17.31
  Fourth Quarter............................................   26.10    18.91

On September 19, 2003, the last reported sale price of our common stock in the Nasdaq National Market was $27.99 per share. As of September 19, 2003, there were 53 record owners. Such record owners include several owners who are nominees for an undetermined number of beneficial owners. There were also approximately 6,000 beneficial owners of the shares of our common stock at that date.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended June 30, 2003, 2002, 2001, 2000 and 1999. The selected financial data for each such fiscal year listed below has been derived from the consolidated financial statements of the Company for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 2003, 2002 and 2001 is included elsewhere herein. The following data for fiscal years 2003, 2002, and 2001 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the related notes and other financial information included herein.

                                                         FISCAL YEAR ENDED JUNE 30,
                                               -----------------------------------------------
                                                2003      2002      2001      2000      1999
                                               -------   -------   -------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Revenues:
  Net sales..................................  $27,072   $17,502   $14,600   $13,144   $ 7,168
  Research and development...................      963       765       330        59     1,894
  Royalty income and other...................   16,317    10,761     8,241     6,612     7,183
                                               -------   -------   -------   -------   -------
       Total revenues........................   44,352    29,028    23,171    19,815    16,245
                                               -------   -------   -------   -------   -------
Operating costs and expenses:
  Cost of products sold......................   12,153     8,214     7,427     7,614     5,135
  Research and development...................   14,490    10,783     7,293     5,340     5,668
  Selling, general and administrative........    7,444     4,670     2,986     2,634     2,585
  In-process research and development
     charge..................................       --        --     7,594        --        --
                                               -------   -------   -------   -------   -------
       Total operating costs and expenses....   34,087    23,667    25,300    15,588    13,388
                                               -------   -------   -------   -------   -------
Income (loss) from operations................   10,265     5,361    (2,129)    4,227     2,857
                                               -------   -------   -------   -------   -------
Other income (expense):
  Net interest income........................    1,070     1,693     1,667       523       317
  Other non-operating income (loss)..........        1       (15)       24        (1)        4
                                               -------   -------   -------   -------   -------
       Total other income -- net.............    1,071     1,678     1,691       522       321
                                               -------   -------   -------   -------   -------
Income (loss) before income tax (expense)
  benefit....................................   11,336     7,039      (438)    4,749     3,178
Income tax (expense) benefit.................   (2,549)   (2,428)    4,054        --        --
                                               -------   -------   -------   -------   -------
Net income...................................  $ 8,787   $ 4,611   $ 3,616   $ 4,749   $ 3,178
                                               =======   =======   =======   =======   =======
Basic earnings per common share..............  $  0.81   $  0.43   $  0.35   $  0.61   $  0.43
                                               =======   =======   =======   =======   =======
Diluted earnings per common share............  $  0.76   $  0.41   $  0.34   $  0.60   $  0.43
                                               =======   =======   =======   =======   =======
Weighted average common shares outstanding...   10,828    10,666    10,462     7,766     7,463
                                               =======   =======   =======   =======   =======
Diluted weighted average common shares
  outstanding................................   11,498    11,256    10,591     7,975     7,477
                                               =======   =======   =======   =======   =======

                                                                  JUNE 30,
                                               -----------------------------------------------
                                                2003      2002      2001      2000      1999
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments..............  $48,412   $31,874   $27,007   $31,721   $ 9,669
Inventory....................................    3,481     2,519     1,322       902       749
Working capital..............................   59,394    41,644    35,998    36,741    10,860
       Total assets..........................   85,839    66,980    59,340    51,183    28,215
Long-term obligations........................      219     1,330     2,309         2     6,013
       Total stockholders' equity............   79,550    61,567    53,561    49,404    18,901

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

Net Sales. Net sales is comprised of sales of biomaterials products and the TriActiv device.

     Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics, cardiology, drug/biologics delivery, periodontal, general surgery and wound care. In 1997, our biomaterials sales were comprised almost 100% of the absorbable and nonabsorbable collagen and polymer components of the Angio-Seal supplied to our strategic alliance partner. Since that time, we have experienced significant sales growth in our biomaterials products as we have expanded our customer base and marketing activities, increased sales to existing customers and assisted in the development of new product offerings. For fiscal 2003, the Angio-Seal components represented 54% of our total biomaterial sales. We believe the growth in our overall biomaterials sales, which was 54% in fiscal 2003 over fiscal 2002, will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products.

     TriActiv. The TriActiv was commercially launched in Europe in the fourth quarter of fiscal 2002. We are selling direct to the market in Germany and through distributors throughout the rest of Europe. We have entered into distribution agreements for sales in the United Kingdom, Ireland, Switzerland, Austria, and Italy as of June 30, 2003 and are in the process of identifying distributors for the rest of Europe. While TriActiv sales were less than 1% of our total sales for fiscal 2003, we anticipate the TriActiv will become a more significant component of net sales in fiscal 2004 and beyond as we gain new customers in the European markets, launch new versions and applications of the product and launch the product in the U.S. market. We anticipate commercial launch of TriActiv in the U.S. in the second half of fiscal 2004.

Research and Development Revenue. Fiscal 2001 research and development revenue was derived entirely from a single NIST grant, under which we are researching cartilage regeneration utilizing our PTM technology. This grant continued through fiscal 2002 and we received all remaining funds under this grant in our second quarter of fiscal 2003. In addition, in October 2001 we received a second NIST grant, under which we are researching a synthetic vascular graft also utilizing our PTM technology. This project is expected to continue through early fiscal 2005. In January 2003, we received a NIH grant, under which we are researching sustained or controlled release of chemotherapeutic drugs for the treatment of breast cancer utilizing our PTM technology. This grant will continue through early fiscal year 2004.

Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow as St. Jude Medical continues to expand its sales and marketing efforts, including its launch of the Angio-Seal product line in the Japanese market, and releases future generations of the Angio-Seal system, including its recent launch of the STS Plus version of the device in the U.S. As a result, we expect that royalty income will continue to be a significant source of revenue. Our current royalty rate is 9%. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our licensing agreements during the fiscal quarter ended December 31, 2000, when a cumulative one million Angio-Seal units had been sold. There will be one further decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. We anticipate that this final rate reduction will occur in the fourth quarter of our fiscal 2004. As of June 30, 2003 approximately three million Angio-Seal units have been sold.

Cost of Products Sold. We have experienced an overall increase in gross margin during fiscal 2003 reflecting the continued increase in volume of biomaterials product sales. This increased volume, from both our existing customers and new customers, has resulted in manufacturing efficiencies. The volume increase also results in our fixed costs being spread over a greater number of units. We anticipate the gross margin on our biomaterials products will continue to improve with continued increased sales volume. This increase in gross margin will be partially offset by lower gross margins associated with the TriActiv, as we expect margins on early sales to be lower than the biomaterials margins due to the start-up nature of the manufacturing process and low volume. As a result of this product mix, for fiscal 2004, we believe our total gross margin, across all product lines, will be only slightly improved over fiscal 2003. As volumes increase and the manufacturing process matures for the TriActiv, we expect the gross margin on the product to increase.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technologies, such as the TriActiv, absorbable and nonabsorbable biomaterials products and technologies and other development programs, including expenses under the NIST and NIH programs. In December 2001, we began our TriActiv U.S. pivotal clinical study, a planned 500 to 800 patient randomized trial at up to 80 sites around the U.S. and in Europe. We anticipate completion of trial enrollment and submission to the Food and Drug Administration (FDA) for 510(k) approval by the end of the second quarter or early third quarter of fiscal 2004. Clinical efforts in pursuit of FDA approval and continuing development of the TriActiv, as well as our continued development of proprietary biomaterials products and technologies, requires significant research and development spending. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv device in the U.S., and explore opportunities for other indications related to TriActiv as well as our other technologies, including the continued development of proprietary biomaterials technologies.

Selling, General and Administrative. Selling, general and administrative expenses include general and administrative costs as well as costs related to the sales and marketing of our products. The costs of our patent litigation are also included within selling, general and administrative expenses. The sales and marketing component of selling, general and administrative expenses has increased as we commercialized the TriActiv in Europe in May 2002 and move toward commercialization of the TriActiv in the U.S. In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv, which allows commercial sale of the product in the European Union. Effective January 2002, we established a subsidiary in Germany, Kensey Nash Europe GmbH, and hired a Vice President of European sales. We have established a European sales and marketing team and will continue to add personnel to this team as required to meet our clinical and sales goals. This team is selling the product direct in the German market and supports our distributor relationships in the rest of Europe. We have entered into distribution agreements for sales in the United Kingdom, Ireland, Switzerland, Austria and Italy as of June 30, 2003 and are in the process of identifying distributors for the rest of Europe. We anticipate sales and marketing expenses will continue to increase as we prepare for U.S. commercial launch. We also continue to evaluate opportunities for commercialization of the TriActiv in the U.S. and to expand the marketing efforts for our biomaterials business.

CRITICAL ACCOUNTING POLICIES

Our "critical accounting policies" are those that require application of management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. It is not intended to be a comprehensive list of all of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result. We have identified the following as our critical accounting policies: revenue recognition and accounting for stock-based compensation.

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. All of our shipments are Free on Board (F.O.B.) shipping point. Revenue under research and development contracts is recognized as the related costs are incurred. Royalty revenue is recognized as the related product is sold. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed.

Stock-Based Compensation. We account for stock-based compensation costs under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148 which permits continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we have not recognized any compensation expense for options granted to employees. We account for stock-based awards to non-employees using the fair value method in accordance with SFAS No. 123, which requires using Black-Scholes option-pricing model to determine the fair value of the option at the original grant date. Options granted to non-employees, as defined under SFAS 123, (as amended by SFAS No. 148) and Emerging Issues Task Force (EITF) 96-18 "Accounting for Equity Instruments that are Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services", are recorded as expense over the service period. The Company did not grant any options to non-employees during fiscal 2002. See Note 12 to our financial statements for information regarding options granted to a non-employee, an outside consultant, in October 2002.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS 2003 AND 2002

Total Revenue and Net Sales. Total revenues increased 53% to $44.4 million in the year ended June 30, 2003 from $29.0 million in the year ended June 30, 2002. Net sales of products increased 55% to $27.1 million for fiscal 2003 from $17.5 million for fiscal 2002. While TriActiv sales increased 388% in fiscal 2003 over fiscal 2002, they represented less than 1% of total sales for fiscal 2003. As such, the increase in total sales was primarily attributable to increased sales of the Angio-Seal components and our orthopaedic products.

Research and Development Revenue. Research and development revenues increased 26% to $963,000 for fiscal 2003 from $765,000 for fiscal 2002. Fiscal 2003 revenues were generated under the NIST articular cartilage and synthetic vascular graft development grants and the NIH breast cancer drug delivery grant. In the prior fiscal year, revenues were generated under the NIST articular cartilage and synthetic vascular graft development grants. The NIST articular cartilage grant provided revenue for four of the twelve months of fiscal 2003, as the project concluded in October 2002. The NIST vascular graft grant provided revenue for the entire year. The NIH breast cancer drug delivery grant was initiated in September 2002. The increase over the prior fiscal year reflects the addition of the NIH breast cancer grant which provided $46,000 of revenue in fiscal 2003 and an increase in the activities and expenses related to the NIST synthetic vascular graft grant. The vascular graft grant revenue increased $454,000 in fiscal 2003, from fiscal 2002. These increases were offset by a decrease of $302,000 in the NIST articular cartilage grant due to the conclusion of the grant in early fiscal 2003.

Royalty Income. Royalty income increased 52% to $16.3 million for fiscal 2003 from $10.8 million for fiscal 2002. This increase reflects a greater number of units sold as well as an increase in average selling price for the Angio-Seal. Royalty units increased 44% as approximately 967,000 Angio-Seal units were sold to end-users during fiscal 2003 compared to approximately 670,000 units sold during fiscal 2002. We believe that this unit increase was primarily due to St. Jude Medical's increased sales and marketing efforts, resulting in market share gains for the Angio-Seal product line in both the U.S. and European markets and the full year impact of the self-tightening suture (STS) version of the Angio-Seal, which was introduced in the U.S. in March 2002.

Cost of Products Sold. Cost of products sold increased 48% to $12.2 million in fiscal 2003 from $8.2 million in fiscal 2002 while gross margin increased to 55% from 53%. The increase in gross margin reflected the higher margins on our biomaterials products attributable in part to higher volumes which result in manufacturing efficiencies, as well as continued allocation of overhead across greater sales volumes, which results in a decrease in per unit costs. The higher margins on our biomaterials products were slightly offset by lower margins on the TriActiv. The TriActiv margins will continue to be lower than our biomaterials product margins until our manufacturing process matures and volumes increase.

Research and Development Expense. Research and development expense increased 34% to $14.5 million in fiscal 2003 compared to $10.8 million in fiscal 2002. This increase was mainly attributable to our continued development efforts on the TriActiv, including clinical trial expenses. Research and development expenses related to the TriActiv increased $1.9 million, or 31%, to $8.1 million in fiscal 2003 from $6.2 million in fiscal 2002. We also continued to expand our development efforts on our biomaterials products including our work under the NIST grants. Biomaterials and other proprietary technologies spending increased $1.8 million, or 39%, to $6.4 million in fiscal 2003 from $4.6 million in fiscal 2002.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 59% to $7.4 million in fiscal 2003 from $4.7 million, in fiscal 2002. This increase was partially the result of increased sales and marketing expenses which increased $1.5 million to $3.3 million in fiscal 2003 from $1.8 million in fiscal 2002. This increase related primarily to European sales and marketing efforts on the TriActiv. In addition, general and administrative expenses increased $1.3 million to $4.1 million in fiscal 2003 from $2.8 million in fiscal 2002. This was attributable to $696,000 in increased personnel costs and $261,000 in increased professional services and public company expenses, including investor relations and filing fees. These increases were related to our continued sales and research and development growth, but primarily to increased costs related to complying with the Sarbanes-Oxley Act of 2002 (SOA). In addition, selling, general and administrative include a $325,000 professional service fee, which relates directly to a research and development tax credit project performed in our fiscal fourth quarter (see below).

Net Interest Income. Interest expense decreased $78,000, or 35%, to $145,000 in fiscal 2003 from $223,000 in fiscal 2002. This was due to a lower principal balance on the THM Acquisition Obligation as we continue to make the required quarterly payments and as a result of early repayment to certain debt holders. Interest income decreased by 37% to $1.2 million in fiscal 2003 from $1.9 million in fiscal 2002. Although our cash and investment balances increased, this was more than offset by lower interest rates.

Other Non-Operating Income (Expense). Other non-operating income was $700 for fiscal 2003 compared to other non-operating expense of $15,000 for fiscal 2002. Other non-operating expense (income) for both periods represented primarily the net loss or gain on the sale of fixed assets.

Net Income. Net income increased 91% to $8.8 million in fiscal 2003 from $4.6 million in fiscal 2002. This was primarily the result of increased sales and royalty income as described above, offset in part by increased expenses associated with research and development and sales and marketing efforts related to the TriActiv, also described above. In addition, the Company recognized $2.5 million in income tax expense in fiscal 2003 compared to $2.4 million of income tax expense in fiscal 2002. The tax expense in fiscal 2003 was net of a $1.5 million research and development tax credit described below.

COMPARISON OF FISCAL YEARS 2002 AND 2001

Total Revenue and Net Sales. Total revenues increased 25% to $29.0 million in the year ended June 30, 2002 from $23.2 million in the year ended June 30, 2001. Net sales of products increased 20% to $17.5 million for fiscal 2002 from $14.6 million for fiscal 2001. This increase was entirely attributable to increased sales of the Angio-Seal components and our orthopaedic products.

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

Research and Development Expense. Research and development expense increased 48% to $10.8 million in fiscal 2002 compared to $7.3 million in fiscal 2001. This increase was mainly attributable to our continued development efforts on the TriActiv, including clinical trial expenses. Research and development expenses related to the TriActiv increased $3.1 million, or 100%, to $6.2 million in fiscal 2002 from $3.1 million in fiscal 2001. We also continued to expand our development efforts on our biomaterials products including our work under the NIST grants. Biomaterials and other proprietary technologies spending increased $1.2 million, or 35% to $4.6 million in fiscal 2002 from $3.4 million in fiscal 2001.

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

Net Income. Net income increased 27% to $4.6 million in fiscal 2002 from $3.6 million in fiscal 2001. This was primarily the result of increased sales and royalty income as described above, offset in part by increased expenses associated with research and development and sales and marketing efforts related to the TriActiv, also described above. In addition, the Company recognized $2.4 million in income tax expense in fiscal 2002 compared to a $4.1 income tax benefit in fiscal 2001. The prior year income tax benefit was recognized when the valuation allowance related to certain deferred tax assets was reversed. Based on our projections of taxable income, we believed it was likely we would be able to utilize our federal net operating loss (NOL) carryforwards. As a result, the valuation allowance related to these carryforwards was no longer considered necessary. Lastly, in fiscal 2001 we recognized an in-process research and development charge (IPR&D) of $7.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $14.4 million and $7.3 million during fiscal 2003 and 2002, respectively. In fiscal 2003, changes in asset and liability balances resulted in a net $160,000 use of cash, offset by net income of $8.8 million and non-cash depreciation and amortization of $3.2 million. In fiscal 2002, changes in asset and liability balances resulted in a net $330,000 use of cash, net income of $4.6 million, and non-cash depreciation and amortization of $2.1 million.

Our cash, cash equivalents and investments were $48.4 million at June 30, 2003. As of June 30, 2002, we had $2.1 million in restricted investment accounts. We had pledged this $2.1 million in investments as collateral to secure a bank loan to an officer, which was used by the officer for the payment of taxes incurred as the result of the receipt of Common Stock at the time of our initial public offering in December 1995. The Company's security pledge related to these loans was released by the bank in February 2003 when the officer's loans from the bank were repaid in full. As such, the restriction on the Company's investments was removed.

We spent approximately $4.9 million, primarily on machinery, equipment and leasehold improvements. These expenditures were related to the continued expansion of our manufacturing capabilities for our biomaterials and new TriActiv product lines. We have an $8.0 million capital spending plan for fiscal 2004 which will continue to be expended primarily on the expansion of our manufacturing capabilities and space for all product lines.

In conjunction with our acquisition of THM in September of 2000, we incurred a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). Of that amount, $1.1 million had not been paid as of June 30, 2003. The obligation was due in equal quarterly installments of $281,250, which began on December 31, 2000 and was scheduled to end on September 30, 2004. As of February 28, 2003, due to repayments to certain former shareholders of THM, we reduced our remaining quarterly installments to $223,256 through September 30, 2004. The cash outflow related to the Acquisition Obligation will be $893,023 in fiscal year 2004 and $223,256 in fiscal 2005, when the obligation will be fully repaid.

We received $6.1 million of proceeds and a tax benefit of $2.6 million from employee stock option exercises during fiscal 2003.

Our operating leases, primarily on our facility in Exton, Pennsylvania, also represent a significant cash outflow. Lease expense under non-cancelable operating leases over the next three years will be as follows: $742,212 in fiscal 2004; $711,696 in fiscal 2005; and $302,157 in fiscal 2006.

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv and our biomaterials products. We believe our current cash and investment balances in addition to cash generated from operations will be sufficient to meet our operating and capital requirements through at least fiscal 2004. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products. There can be no assurance that we will record profits in future periods. See "Risk Factors."

We may need or otherwise decide to seek additional capital in the private and/or public equity or debt markets to support a higher level of growth, to respond to competition, to develop more products or for other reasons. The terms of any future equity financing may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants which limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

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

Since the date of the acquisition of THM, as planned, we have primarily devoted our development efforts of the acquired PTM technology to an articular cartilage application, a synthetic vascular graft, and a sustained release chemotherapeutic drug treatment, and have expended approximately $1,073,000, $1,110,000, and $49,000, on such efforts during fiscal 2003, 2002 and 2001, respectively. In addition, we received 510(k) approval for a proprietary PTM based product, ImproVise(TM), an absorbable cement flow restrictor for use in certain orthopaedic surgical procedures.

The net cash flows from IPR&D projects were based on management's best estimates of revenue, cost of sales, research and development costs, general and administrative costs, and income taxes from such projects. These estimates were determined considering our historical experience and industry trends and averages. Sales of products incorporating these technologies were forecasted to commence between fiscal 2003 and fiscal 2005, depending on the project, with projected revenue growth rates in the 50% range in the immediate years following worldwide market launch, declining to the 5% range as each market nears maturity. These projections were based on our best estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The cash flows from revenues in each period are reduced by related expenses, capital expenditures, the cost of working capital and an assigned contribution to the core technology serving as a foundation for the research and development.

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

RESEARCH AND DEVELOPMENT TAX CREDIT

During the fourth quarter of fiscal 2003, the Company recorded a research and development tax credit of $1.5 million. The tax credit relates to qualified research and development activities of the Company.

                                  RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect our business, operating results, financial condition, cash flows and prospects as well as adversely affect the value of an investment in our common stock.

RISKS RELATED TO OUR BUSINESS

WE CANNOT ASSURE YOU THAT THE CLINICAL TRIALS FOR THE TRIACTIV WILL BE SUCCESSFUL OR THAT WE WILL BE ABLE TO OBTAIN THE NECESSARY REGULATORY APPROVALS FOR THE TRIACTIV IN THE UNITED STATES.

We need to conduct additional human clinical trials for the TriActiv. It is possible that, during these trials, the TriActiv may be found to be ineffective or unsafe or we may encounter other problems that cause us to delay or suspend development of the product. The TriActiv has not been approved for marketing by the FDA. We will require substantial additional expenditures to develop the product, conduct clinical trials and gain the necessary regulatory approval for the TriActiv in the U.S. Prior to granting approval, the FDA may require clarification of information provided in our regulatory submissions, more information or more clinical studies. If granted, FDA approval may impose limitations on the uses for which our product may be marketed or how our product may be marketed. Should we experience delays or be unable to receive approval from the FDA, our growth prospects will be diminished.

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

WE DERIVE A SUBSTANTIAL MAJORITY OF OUR REVENUES FROM ONLY TWO CUSTOMERS.

A substantial majority of our total revenues are derived from only two customers. Royalty income from, and sales of biomaterials to, St. Jude Medical associated with the Angio-Seal represented approximately 69% of our total revenue for fiscal 2003 while sales of biomaterials products to one other customer, a distributor of orthopaedic products, represented approximately 22% of total revenues. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the Angio-Seal from customers of St. Jude Medical. Our customer concentration exposes us to the risk of changes in the business condition of either our major customers and to the risk that the loss of a major customer would adversely affect our results of operations. Our relationship with these customers is subject to change at any time.

WE ANTICIPATE THAT A SUBSTANTIAL PORTION OF OUR REVENUES WILL CONTINUE TO COME FROM THE ANGIO-SEAL, WHICH IS MANUFACTURED, MARKETED AND DISTRIBUTED BY ST. JUDE MEDICAL.

Under our license agreements with St. Jude Medical, the Angio-Seal is manufactured, marketed and sold on a worldwide basis by St. Jude Medical. Two of our significant sources of revenue for the future are expected to be sales of collagen to St. Jude Medical for use in the Angio-Seal and royalty income from the sale of the Angio-Seal product line. Our success with the Angio-Seal depends in part on the time, effort and attention that St. Jude Medical devotes to the Angio-Seal product line and on their success in manufacturing, marketing and selling the Angio-Seal product line. Under the terms of our agreements with St. Jude Medical, we have no control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. St. Jude Medical can terminate our arrangement at any time for any reason upon 12 months notice. At such time, we would receive all sales and marketing, manufacturing and distribution rights to the Angio-Seal product line back. St. Jude Medical may not successfully pass future inspections of its manufacturing facility or adequately perform its manufacturing, marketing and selling duties. Any such failure by St. Jude Medical may negatively impact Angio-Seal unit sales and therefore reduce our royalties.

IF OUR BIOMATERIALS PRODUCTS ARE NOT SUCCESSFUL, OUR OPERATING RESULTS AND BUSINESS MAY BE SUBSTANTIALLY IMPAIRED.

The success of our existing biomaterials products, as well as any we develop in the future, depends on a variety of factors, including our ability to continue to manufacture, sell and competitively price these products and the acceptance of these products by the medical profession. In addition, we may be required to obtain regulatory approval for any future biomaterials products. We will require substantial additional funds to develop and market our biomaterials products. We expect to fund the growth of our biomaterials business out of our operating income, but this operating income may not be sufficient to develop new biomaterials products. To date, we have relied on strategic partners or customers to market and sell our biomaterials products. We cannot assure you that we will commercialize our products successfully either indirectly through strategic partners or directly through the development of a sales force.

WE DEPEND ON OUR CUSTOMERS TO MARKET AND OBTAIN REGULATORY APPROVALS FOR THEIR BIOMATERIALS PRODUCTS.

We depend on the efforts of our biomaterials customers in marketing their products that include our biomaterials components. There can be no assurance that our customers' end-use products that include our biomaterials components will be commercialized successfully by our customers or that our customers will otherwise be able to compete effectively in their markets.

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

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Datascope Corporation., Perclose, Inc. (a subsidiary of Abbott Laboratories) and Vascular Solutions, Inc. The majority of vascular sealing is performed through manual compression, which represents our primary competition. The TriActiv is currently only commercially available in Europe where our competitors include Boston Scientific Corporation, Johnson and Johnson, Inc., Medtronic, Inc. (which owns Percu-Surge, Inc.) and Guidant Corporation, among others. If we are successful in commercializing the TriActiv in the U.S., we anticipate the competitors will be the same companies against which we are competing in Europe as well as others.

Our competitors may have broad product lines, which allow them to negotiate exclusive, long-term supply contracts and offer comprehensive pricing for their products. Broader product lines may also provide our competitors with a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that are increasingly seeking to reduce costs through centralized purchasing. Greater financial resources and product development capabilities may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete.

Because a significant portion of our revenue depends on sales of medical devices by our customers to the end-user market, we are also affected by competition within the markets for these devices. Competition within the medical device market could also have an adverse effect on our business for a variety of reasons, including that our customers may compete directly with larger, dominant manufacturers with extensive product lines and greater sales, marketing and distribution capabilities. We are also unable to control other factors that may impact the commercialization of our components for end use products, such as marketing and sales efforts and competitive pricing pressures within particular markets.

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

THE LOSS OF, OR INTERRUPTION OF SUPPLY FROM, KEY VENDORS COULD LIMIT OUR ABILITY TO MANUFACTURE OUR PRODUCTS.

We purchase certain materials and components for our products from various suppliers. Some of these components are custom made for us, including many of our absorbable polymer and suture raw materials which are used in our custom polymer products across all markets. Any loss of, or interruption of supply from, key vendors may require us to find new vendors. We could experience production or development delays while we seek new vendors.

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

St. Jude Medical sells the Angio-Seal product line internationally and pays us a royalty on each unit sold. We also sell the TriActiv, as well as some of our other products, in the international markets. Our royalties from international sales of the Angio-Seal product line by St. Jude Medical and our revenues from our other international sales are subject to several risks, including:

     - the impact of recessions in economies both within and outside the United States;

     - unexpected changes in regulatory requirements, tariffs or other trade barriers;

     - weaker intellectual property rights protection in some countries;

     - fluctuations in exchange rates;

     - potentially adverse tax consequences; and

     - political and economic instability.

The occurrence of any of these events could seriously harm St. Jude Medical's or our future international sales.

OUR SUCCESS DEPENDS ON KEY PERSONNEL, THE LOSS OF WHOM COULD IMPAIR OUR OPERATING RESULTS AND BUSINESS.

Our success depends, to a significant extent, upon the efforts and abilities of Joseph W. Kaufmann, Douglas G. Evans, Wendy F. DiCicco and other members of senior management. The loss of the services of one or more of these key employees could harm our operating results and business. In addition, we will not be successful unless we can attract and retain skilled personnel, particularly in the areas of research and product development.

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

     - our efforts to gain CE Mark and FDA approval for future generations of the TriActiv device;

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

We and St. Jude Medical were plaintiffs in a patent infringement lawsuit against Perclose, which was acquired by Abbott Laboratories, and we were co-defendants against counterclaims filed by Perclose in response to our complaint. We spent substantial resources on this litigation and a Markman hearing order was entered against us which, was upheld on appeal, and our claims against Perclose were denied. See "Item 3. Legal Proceedings."

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

WE FACE UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT FOR OUR PRODUCTS.

We could be seriously harmed by changes in reimbursement policies of governmental or private healthcare payers, particularly to the extent any changes affect reimbursement for catheterization procedures in which our Angio-Seal products are used. If physicians, hospitals and other users of our products may fail to obtain sufficient reimbursement from healthcare payers for procedures in which our products are used or adverse changes may occur in governmental and private third-party payers' policies toward reimbursement for these procedures.

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

     - our ability to meet or exceed our own forecasts or expectations of analysts or investors;

     - quarter to quarter variations in our operating results;

     - announcements regarding clinical activities or new products by us or our competitors;

     - general conditions in the medical device industry;

     - changes in our own forecasts or earnings estimates by analysts;

     - price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many medical device companies; and

     - general economic conditions.

In addition, the market for our stock has experienced, and may continue to experience, price and volume fluctuations unrelated or disproportionate to our operating performance. As a result, you may not be able to sell shares of our common stock at or above the price at which you purchase them. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, with or without merit, we could incur substantial cost, and our management's attention and resources could be diverted from our business.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET BY MANAGEMENT AND OTHER STOCKHOLDERS WITH SIGNIFICANT HOLDINGS COULD CAUSE OUR STOCK PRICE TO FALL.

Sales of a substantial number of shares of our common stock in the public market by management or other significant stockholders or the perception that such sales could occur, could cause the market price of our common stock to decline or adversely affect our future ability to raise capital through an offering of equity securities.

OUR SECOND AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY DISCOURAGE AN ACQUISITION OF OUR COMPANY.

Provisions of our second amended and restated certificate of incorporation and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

                           FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar expressions, as they relate to Kensey Nash, our business or our management, are intended to identify forward-looking statements, but they are not exclusive means of identifying them.

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

Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments as well as interest paid on our debt.

Our investment portfolio consists primarily of high quality U.S. government, municipal and corporate securities, the majority of which have maturities ranging from 3-14 years. Also, there are certain municipal variable rate demand obligations that have maturities ranging 20 to 30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets and we have an audit committee approved investment strategy which currently limits the duration of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At June 30, 2003, our total portfolio consisted of approximately $33.4 million of investments. While our investments may be sold at anytime because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We had $1.1 million in outstanding debt at June 30, 2003, related to the acquisition of THM.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data required by this item are set forth in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the information under the captions "Proposal 1 -- Election of Directors,"
"-- Nominees," "-- Other Directors," "-- Executive Officers," and "-- Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement in connection with our 2003 Annual Meeting of Stockholders scheduled to be held on December 3, 2003 (the 2003 Proxy Statement), which will be filed with the Securities and Exchange Commission on or before October 28, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to the information under the caption "Proposal 1 -- Election of Directors -- Director Compensation" and "-- Executive Compensation" in the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Management and Certain Stockholders," and "-- Equity Compensation Plan Information" in the 2003 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the 2003 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption "Proposal 2 -- Ratification of Appointment of Auditors -- Independent Auditor Fees" in the 2003 Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

15(a) 1. FINANCIAL STATEMENTS

The following financial statements are included in this report:

     Independent Auditors' Report

     Consolidated Balance Sheets as of June 30, 2003 and 2002

     Consolidated Statements of Income for the Years Ended June 30, 2003, 2002 and 2001

     Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of KENSEY NASH CORPORATION:

We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation and its subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

August 15, 2003

                            KENSEY NASH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,       JUNE 30,
                                                                    2003           2002
                                                                ------------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 15,040,857    $ 3,632,395
  Investments...............................................      33,370,540     28,241,868
  Trade receivables, net of allowance for doubtful accounts
    of $131,582 and $42,500 at June 30, 2003 and 2002,
    respectively............................................       3,760,286      3,331,046
  Royalties receivable......................................       4,571,006      3,370,997
  Officer loans.............................................                      1,882,369
  Other receivables (including approximately $41,000 and
    $45,000 at June 30, 2003 and 2002, respectively, due
    from employees).........................................         578,491        274,620
  Inventory.................................................       3,481,322      2,518,924
  Deferred tax asset, current portion.......................       2,097,147      1,313,517
  Prepaid expenses and other................................       2,564,179      1,160,834
                                                                ------------    -----------
      Total current assets..................................      65,463,828     45,726,570
                                                                ------------    -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements....................................       6,737,363      6,116,775
  Machinery, furniture and equipment........................      14,492,068     11,229,083
  Construction in progress..................................       2,927,955      1,950,427
                                                                ------------    -----------
      Total property, plant and equipment...................      24,157,386     19,296,285
  Accumulated depreciation..................................     (10,757,669)    (7,985,357)
                                                                ------------    -----------
      Net property, plant and equipment.....................      13,399,717     11,310,928
                                                                ------------    -----------
OTHER ASSETS:
  Restricted investments....................................                      2,113,072
  Deferred tax asset, non-current portion...................       1,017,513      1,608,760
  Acquired patents, net of accumulated amortization of
    $1,422,718 and $1,159,692 at June 30, 2003 and 2002,
    respectively............................................       2,673,648      2,936,674
  Goodwill, net of accumulated amortization of $100,037 at
    June 30, 2003 and 2002, respectively....................       3,284,303      3,284,303
                                                                ------------    -----------
      Total other assets....................................       6,975,464      9,942,809
                                                                ------------    -----------
TOTAL.......................................................    $ 85,839,009    $66,980,307
                                                                ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $  2,111,421    $ 1,726,370
  Accrued expenses..........................................       2,926,604      1,084,475
  Current portion of debt...................................         836,989        978,902
  Deferred revenue..........................................         195,060        293,035
                                                                ------------    -----------
      Total current liabilities.............................       6,070,074      4,082,782
                                                                ------------    -----------
LONG TERM PORTION OF DEBT...................................         219,147      1,330,484
                                                                ------------    -----------
      Total liabilities.....................................       6,289,221      5,413,266
                                                                ------------    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares
    authorized, no shares issued or outstanding at June 30,
    2003 and 2002
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 11,366,975 and 10,748,455 shares issued and
    outstanding at June 30, 2003 and 2002, respectively.....          11,367         10,748
  Capital in excess of par value............................      76,356,345     67,289,436
  Retained Earnings (Accumulated Deficit)...................       3,200,450     (5,585,885)
  Accumulated other comprehensive loss......................         (18,374)      (147,258)
                                                                ------------    -----------
      Total stockholders' equity............................      79,549,788     61,567,041
                                                                ------------    -----------
TOTAL.......................................................    $ 85,839,009    $66,980,307
                                                                ============    ===========

See notes to consolidated financial statements.

                            KENSEY NASH CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED JUNE 30,
                                                          -----------------------------------------
                                                             2003           2002           2001
                                                          -----------    -----------    -----------
REVENUES:
  Net sales.............................................  $27,071,992    $17,502,194    $14,600,518
  Research and development..............................      962,706        765,268        329,754
  Royalty income........................................   16,316,956     10,761,127      8,240,809
                                                          -----------    -----------    -----------
       Total revenues...................................   44,351,654     29,028,589     23,171,081
                                                          -----------    -----------    -----------
OPERATING COSTS AND EXPENSES:
  Cost of products sold.................................   12,152,601      8,214,321      7,427,146
  Research and development..............................   14,490,116     10,782,706      7,292,937
  Selling, general and administrative...................    7,443,940      4,670,215      2,986,451
  In-process research and development charge............                                  7,593,597
                                                          -----------    -----------    -----------
       Total operating costs and expenses...............   34,086,657     23,667,242     25,300,131
                                                          -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS...........................   10,264,997      5,361,347     (2,129,050)
                                                          -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Interest income.......................................    1,215,396      1,916,113      1,906,789
  Interest expense......................................     (145,302)      (222,921)      (239,098)
  Other income (expense)................................          724        (15,107)        23,702
                                                          -----------    -----------    -----------
       Total other income -- net........................    1,070,818      1,678,085      1,691,393
                                                          -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAX.........................   11,335,815      7,039,432       (437,657)
Income tax (expense) benefit............................   (2,549,480)    (2,428,604)     4,054,399
                                                          -----------    -----------    -----------
NET INCOME..............................................  $ 8,786,335    $ 4,610,828    $ 3,616,742
                                                          ===========    ===========    ===========
BASIC EARNINGS PER SHARE................................  $      0.81    $      0.43    $      0.35
                                                          ===========    ===========    ===========
DILUTED EARNINGS PER SHARE..............................  $      0.76    $      0.41    $      0.34
                                                          ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..............   10,828,428     10,666,111     10,461,552
                                                          ===========    ===========    ===========
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......   11,498,473     11,256,177     10,591,147
                                                          ===========    ===========    ===========

See notes to consolidated financial statements.

                            KENSEY NASH CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     CAPITAL                           ACCUMULATED
                                COMMON STOCK        IN EXCESS    RETAINED EARNINGS/       OTHER
                            --------------------     OF PAR         (ACCUMULATED      COMPREHENSIVE   COMPREHENSIVE
                              SHARES     AMOUNT       VALUE           DEFICIT)        (LOSS)/INCOME      INCOME          TOTAL
                            ----------   -------   -----------   ------------------   -------------   -------------   -----------
BALANCE, JUNE 30, 2000....  10,455,499   $10,455   $63,690,042      $(13,813,455)      $ (482,686)     $       --     $49,404,356
  Secondary Offering
     costs................                            (212,681)                                                          (212,681)
  Exercise of stock
     options..............      53,932        54       490,360                                                            490,414
  Tax benefit from
     exercise of stock
     options..............                               7,024                                                              7,024
  Net income..............                                             3,616,742                        3,616,742       3,616,742
  Change in unrealized
     gain (loss) on
     investments (net of
     tax).................                                                                255,272         255,272         255,272
                                                                                                       ----------
  Comprehensive income....                                                                             $3,872,014
                            ----------   -------   -----------      ------------       ----------      ==========     -----------
BALANCE, JUNE 30, 2001....  10,509,431    10,509    63,974,745       (10,196,713)        (227,414)                     53,561,127
                            ----------   -------   -----------      ------------       ----------                     -----------
  Exercise of stock
     options..............     239,024       239     2,421,317                                                          2,421,556
  Tax benefit from
     exercise of stock
     options..............                             893,374                                                            893,374
  Net income..............                                             4,610,828                        4,610,828       4,610,828
  Foreign currency
     translation
     adjustment...........                                                                 39,379          39,379          39,379
  Change in unrealized
     gain (loss) on
     investments (net of
     tax).................                                                                 40,777          40,777          40,777
                                                                                                       ----------
  Comprehensive income....                                                                             $4,690,984
                            ----------   -------   -----------      ------------       ----------      ==========     -----------
BALANCE, JUNE 30, 2002....  10,748,455    10,748    67,289,436        (5,585,885)        (147,258)                     61,567,041
                            ----------   -------   -----------      ------------       ----------                     -----------
  Exercise of stock
     options..............     618,520       619     6,091,865                                                          6,092,484
  Tax benefit from
     exercise of stock
     options..............                           2,599,494                                                          2,599,494
  Stock options granted to
     non-employee.........                             375,550                                                            375,550
  Net income..............                                             8,786,335                        8,786,335       8,786,335
  Foreign currency
     translation
     adjustment...........                                                                 (3,257)         (3,257)         (3,257)
  Change in unrealized
     gain (loss) on
     investments (net of
     tax).................                                                                132,141         132,141         132,141
                                                                                                       ----------
  Comprehensive income....                                                                             $8,915,219
                            ----------   -------   -----------      ------------       ----------      ==========     -----------
BALANCE, JUNE 30, 2003....  11,366,975   $11,367   $76,356,345      $  3,200,450       $  (18,374)                    $79,549,788
                            ==========   =======   ===========      ============       ==========                     ===========

                            KENSEY NASH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED JUNE 30,
                                                             ------------------------------------------
                                                                 2003           2002           2001
                                                             ------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income...............................................  $  8,786,335   $  4,610,828   $  3,616,742
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization..........................     3,203,434      2,144,333      1,827,703
    Tax benefit from exercise of stock options.............     2,599,494        893,374          7,024
    In-process research and development charge.............                                   7,593,597
  Changes in assets and liabilities which (used) provided
    cash:
    Accounts receivable....................................       (50,751)      (550,608)    (2,861,936)
    Deferred tax asset.....................................      (192,383)     1,521,871     (4,302,148)
    Prepaid expenses and other current assets..............    (1,084,128)      (648,735)      (182,433)
    Inventory..............................................      (962,398)    (1,197,413)      (380,263)
    Accounts payable and accrued expenses..................     2,227,180        375,093        510,486
    Deferred revenue.......................................       (97,975)       169,683       (420,684)
                                                             ------------   ------------   ------------
       Net cash provided by operating activities...........    14,428,808      7,318,426      5,408,088
                                                             ------------   ------------   ------------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment...............    (4,861,101)    (4,160,167)    (3,097,439)
  Acquisition of THM Biomedical, Inc., net of cash
    acquired...............................................                                  (6,781,861)
  Sale of investments......................................    33,325,000     13,264,776      3,900,000
  Purchase of investments..................................   (38,433,294)   (17,300,980)   (20,206,307)
                                                             ------------   ------------   ------------
       Net cash used in investing activities...............    (9,969,395)    (8,196,371)   (26,185,607)
                                                             ------------   ------------   ------------
FINANCING ACTIVITIES:
  Principal payments under capital leases..................                       (1,938)       (10,370)
  Repayments of long term debt.............................    (1,253,250)      (908,799)      (615,783)
  Purchase of restricted investments.......................       (48,927)       (88,298)      (149,600)
  Sale of restricted investments...........................     2,161,999        206,477
  Secondary Offering costs.................................                                    (212,681)
  Proceeds from exercise of stock options..................     6,092,484      2,421,556        490,414
                                                             ------------   ------------   ------------
       Net cash provided by (used in) financing
         activities........................................     6,952,306      1,628,998       (498,020)
                                                             ------------   ------------   ------------
EFFECT OF EXCHANGE RATE ON CASH............................        (3,257)        39,379
INCREASE (DECREASE) IN CASH................................    11,408,462        790,432    (21,275,539)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............     3,632,395      2,841,963     24,117,502
                                                             ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................  $ 15,040,857   $  3,632,395   $  2,841,963
                                                             ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...................................  $    145,302   $    216,200   $    239,098
                                                             ============   ============   ============
  Cash paid for income taxes...............................  $    873,030   $     80,000   $    130,000
                                                             ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
  Increase in prepaid expense related to non-employee stock
    options (See Note 12)..................................  $    375,550   $              $
                                                             ============   ============   ============

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

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS -- Kensey Nash is a leader in the development and manufacturing of cardiovascular medical technology devices for embolic protection and arterial puncture closure. The Company is developing the TriActiv(R) Balloon Protected Flush Extraction System (TriActiv), a device designed to provide embolic protection during saphenous vein graft treatment. We received European (CE) mark approval for the TriActiv in January 2002 and commercialized the device during the fourth quarter of the fiscal year ended June 30, 2002 (fiscal 2002). We are marketing and selling the device in Europe through a direct sales force in Germany and through distributors throughout the rest of Europe. Clinical trials are underway in the United States. We are also developing additional applications for the TriActiv, including the treatment of diseased carotid and native arteries as well as AMI.

Additionally, the Company is the original designer, developer and manufacturer of the Angio-Seal Vascular Closure Device (Angio-Seal), the leading product in arterial puncture closure, which is manufactured, marketed and sold by St. Jude Medical, Inc. This device is designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations.

We have developed, assisted in developing and are manufacturing absorbable biomaterials products for leading companies in the orthopaedic, cardiology, drug/biologics delivery, periodontal, general surgery and wound care markets for incorporation into their products. We are also, independently or on behalf of our customers, designing and developing various new absorbable biomaterials products for all of these markets.

The Company was incorporated in Delaware on August 6, 1984.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash Europe GmbH. All intercompany transactions and balances have been eliminated. Kensey Nash Holding Company, incorporated in Delaware on January 8, 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash GmbH, incorporated in Germany in January 2002, was formed for the purpose of European sales and marketing of the TriActiv, which was commercially launched in Europe in May 2002.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenue and expense during the periods presented.

CASH AND CASH EQUIVALENTS -- Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximated fair value as of June 30, 2003 and 2002. The fair value of short-term investments is based on quoted market prices.

INVESTMENTS -- Investments at June 30, 2003 consisted primarily of high quality U.S. government, municipal and corporate obligations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets. The Company's entire investment portfolio is reported at fair value with unrealized gains and losses included in stockholders' equity (see Comprehensive Income).

The following is a summary of available-for-sale securities at June 30, 2003 and 2002.

                                                       YEAR ENDED JUNE 30, 2003
                                          ---------------------------------------------------
                                                           GROSS UNREALIZED
                                           AMORTIZED     ---------------------     ESTIMATED
DESCRIPTION                                  COST          GAIN        LOSS       FAIR VALUE
-----------                               -----------    --------    ---------    -----------
U.S. Government Agency Obligations....    $ 5,740,071    $ 70,192    $(111,227)   $ 5,699,036
U.S. Corporate Obligations............      2,421,000      60,456       (5,829)     2,475,627
Municipal Obligations.................     25,292,038      81,081     (177,242)    25,195,877
                                          -----------    --------    ---------    -----------
  Total Investments...................    $33,453,109    $211,729    $(294,298)   $33,370,540
                                          ===========    ========    =========    ===========

                                                        YEAR ENDED JUNE 30, 2002
                                           --------------------------------------------------
                                                            GROSS UNREALIZED
                                            AMORTIZED     --------------------     ESTIMATED
DESCRIPTION                                   COST         GAIN        LOSS       FAIR VALUE
-----------                                -----------    -------    ---------    -----------
U.S. Government Agency Obligations.....    $16,103,650    $42,305    $(213,822)   $15,932,133
U.S. Corporate Obligations.............     12,421,000      4,170     (115,435)    12,309,735
Certificate of Deposit.................      2,113,072         --           --      2,113,072
                                           -----------    -------    ---------    -----------
  Total Investments....................     30,637,722     46,475     (329,257)    30,354,940
Amounts classified as restricted.......     (2,113,072)        --           --     (2,113,072)
                                           -----------    -------    ---------    -----------
Investments............................    $28,524,650    $46,475    $(329,257)   $28,241,868
                                           ===========    =======    =========    ===========

The majority of the above investments have maturities ranging from 3-14 years. Also, there are certain municipal variable rate demand obligations that have maturities ranging from 20 to 30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. There were no realized gains or losses on investments in the years ended June 30, 2003, 2002 and 2001. For the year ended June 30, 2002 certain securities were pledged as collateral and were presented as restricted investments (see Note 11).

COMPREHENSIVE INCOME -- The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive (loss) income is shown in the consolidated statements of shareholders' equity at June 30, 2003, 2002 and 2001, and is comprised of net unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments. The tax effect for 2003, 2002, and 2001 of other comprehensive income was $68,073, $21,006, and $131,504, respectively.

INVENTORY -- Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                                                        JUNE 30,
                                                               ---------------------------
                                                                  2003             2002
                                                               ----------       ----------
Raw materials...........................................       $2,109,149       $1,881,911
Work in process.........................................          765,388          325,486
Finished goods..........................................          606,785          311,527
                                                               ----------       ----------
Total...................................................       $3,481,322       $2,518,924
                                                               ==========       ==========

PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment consists primarily of machinery and equipment and leasehold improvements and is recorded at cost. Maintenance and repairs are expensed as incurred. Machinery, furniture and equipment is depreciated using the straight-line method over its useful life ranging from one to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or useful life of the asset.

GOODWILL -- Goodwill represents the excess of cost over the fair value of the identifiable net assets of THM Biomedical, Inc. (THM), a company acquired in September 2000 (see Note 4, THM Acquisition and Note 3, Goodwill). Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are subject to annual impairment tests. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives. The Company recorded $100,036 in goodwill amortization expense for the year ended June 30, 2001. Goodwill amortization expense for the years ended June 30, 2002 and 2003 would have been $205,111, respectively, if the Company had not adopted SFAS 142. Adoption of SFAS 142 did not result in the reclassification of any intangible assets, changes in the amortization periods for those intangible assets with definite lives or in the impairment of any intangible assets.

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

ACCOUNTS RECEIVABLE ALLOWANCE -- The Company had trade receivable allowances of $131,582 and $42,500 at June 30, 2003 and 2002, respectively. The Company established trade receivable allowances of $93,474 and $68,357 and wrote off amounts totaling $4,392 and $26,857 in the years ended June 30, 2003 and 2002, respectively. These amounts are included in selling, general and administrative expense for the years ended June 30, 2003 and 2002.

PATENTS -- The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company's inability to measure the recoverability of these costs when incurred. The entire cost of acquired patents is being amortized over the remaining period of economic benefit, ranging from 6 to 11 years at June 30, 2003. The gross carrying amount of such patents at June 30, 2003 was $4,096,366 with accumulated amortization of $1,422,718. Amortization expense on these patents was $263,026 for the fiscal year ended June 30, 2003. Amortization expense on the Company's acquired patents is estimated at $263,026 for each of the years ending June 30, 2004, 2005, 2006, 2007 and 2008.

REVENUE RECOGNITION -- The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. All product is shipped free on board shipping point. Revenue under research and development contracts is recognized as the related expenses are incurred. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed.

The Company receives a 9% royalty on every Angio-Seal unit sold by St. Jude Medical, its licensee. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our licensing agreements during the quarter ended December 31, 2000, when a cumulative one million Angio-Seal units had been sold. There will be one further decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. We anticipate that this final rate reduction will occur in the fourth quarter of our fiscal 2004. As of June 30, 2003 approximately three million Angio-Seal units have been sold. The Company recognizes the royalty revenue, in accordance with the Licensing Agreement between the Company and St. Jude Medical, at the end of each month when St. Jude Medical advises the Company of their total Angio-Seal sales dollars for the month. Royalty payments are received within 45 days of the end of each calendar quarter.

INCOME TAXES -- The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109) (see Note 10).

EARNINGS PER SHARE -- Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive (see Note 17).

STOCK-BASED COMPENSATION -- Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits
(i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options at the fair market value at the date of grant (see Note 16). Options granted to non-employees, as defined under SFAS 123, are recorded as compensation expense. See Note 12 for options granted to an outside consultant of the Company in October 2002. The Company did not grant any options to non-employees (other than non-employee directors) during the fiscal years ended June 30, 2002 and 2001.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148). The Company implemented the "disclosure only" provisions of SFAS 148 in the period ended December 31, 2002. Accordingly, no compensation cost has been recognized for the Company's two stock option plans. Had compensation cost for the plans been determined based on the fair market value of the options at the grant date, consistent with the provisions of SFAS 123, as amended by SFAS 148, the Company's fully-taxed net income and earnings per share would have been reduced to the pro forma amounts below:

                                                              YEAR ENDED JUNE 30,
                                                     --------------------------------------
                                                        2003          2002          2001
                                                     ----------    ----------    ----------
Net income, as reported..........................    $8,786,335    $4,610,828    $3,616,742
  Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects.....................................    (1,810,150)   (3,299,610)   (3,022,942)
                                                     ----------    ----------    ----------
Pro forma net income.............................    $6,976,185    $1,311,218    $  593,800
                                                     ==========    ==========    ==========
Earnings per share:
  Basic -- as reported...........................    $     0.81    $     0.43    $     0.35
                                                     ==========    ==========    ==========
  Basic -- pro forma.............................    $     0.64    $     0.12    $     0.06
                                                     ==========    ==========    ==========
  Diluted -- as reported.........................    $     0.76    $     0.41    $     0.34
                                                     ==========    ==========    ==========
  Diluted -- pro forma...........................    $     0.61    $     0.12    $     0.06
                                                     ==========    ==========    ==========

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- The Company recognizes all derivatives as either assets or liabilities in the balance sheet, depending on the Company's rights or obligations under the applicable derivative contract, and measures those instruments at fair value. The Company did not have any derivative instruments during the fiscal years ended June 30, 2003, 2002, or 2001.

NEW ACCOUNTING PRONOUNCEMENTS -- In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and was effective for the Company's fiscal year ended June 30, 2003. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 retains the requirements of SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale and was effective for the Company's fiscal year ended June 30, 2003. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) 94-3. SFAS 146 applies to exit or disposal activities initiated after December 31, 2002. SFAS 146 did not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, which was effective for the Company's interim periods beginning January 1, 2003. As of June 30, 2003, we have adopted the disclosure-only provisions of SFAS 148 and will continue to account for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of SFAS No. 148 had no impact on our financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements. FIN 46 requires that unconsolidated variable interest entities be consolidated with their primary beneficiaries and applies immediately to variable interest entities created after January 31, 2003 and to existing entities in periods beginning after June 15, 2003. The Company is not affiliated with a variable interest entity. Currently, FIN 46 will not have an impact on our financial position or results of operations; however, we will adopt the provisions of FIN 46, at such time as they become applicable to our business.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 149 is effective for contracts entered into or modified, and for hedging relationships designated, after June 30, 2003. Other provisions of SFAS 149 that relate to SFAS 133 implementation issues should continue to be applied in accordance with their respective dates. The Company's adoption of SFAS 149 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of operations.

PRESENTATION -- Certain items in the 2002 consolidated financial statements have been reclassified to conform with the presentation in the 2003 consolidated financial statements.

2.  STRATEGIC ALLIANCE AGREEMENTS

The Company has a strategic alliance with St. Jude Medical, Inc. (St. Jude Medical) which incorporates United States and foreign license agreements (together, the License Agreements) and a Collagen Supply Agreement (see below).

THE LICENSE AGREEMENTS -- Under the License Agreements, St. Jude Medical has exclusive rights to manufacture and market all current and future sizes of the Angio-Seal worldwide. Also under the License Agreements, the Company receives royalty payments based upon a percentage of the revenues generated from the sale of the Angio-Seal.

THE COLLAGEN SUPPLY AGREEMENT -- Pursuant to an agreement with St. Jude Medical, the Company manufactures collagen to be used in the Angio-Seal. The agreement contains a minimum purchase requirement from St. Jude Medical, the price of which fluctuates based on product size and cumulative quantities sold, for three years ended November 30, 2005.

3.  GOODWILL

The Company adopted all provisions of SFAS 142 on July 1, 2001. Under SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. The Company has established its annual impairment testing date to be June 30th of each fiscal year.

There were no changes to the net carrying amount of goodwill for the year ended June 30, 2003 from June 30, 2002. The Company completed its initial required goodwill impairment test under SFAS 142 in the first quarter of fiscal 2002. The most recent tests in fiscal 2003 and 2002 indicated that goodwill was not impaired.

The following table reconciles net income and basic and diluted earnings per share for the fiscal years ended June 30, 2003, 2002 and 2001 had this statement been effective July 1, 1999:

                                                        YEAR ENDED JUNE 30,
                                               --------------------------------------
                                                  2003          2002          2001
                                               ----------    ----------    ----------
NET INCOME:
Reported net income........................    $8,786,335    $4,610,828    $3,616,742
Goodwill amortization, net of taxes........            --            --        65,524
                                               ----------    ----------    ----------
Adjusted net income........................    $8,786,335    $4,610,828    $3,682,266
                                               ==========    ==========    ==========
BASIC EARNINGS PER SHARE
Reported basic earnings per share..........    $     0.81    $     0.43    $     0.35
Goodwill amortization, net of taxes........            --            --          0.01
                                               ----------    ----------    ----------
Adjusted basic earnings per share..........    $     0.81    $     0.43    $     0.36
                                               ==========    ==========    ==========
DILUTED EARNINGS PER SHARE
Reported diluted earnings per share........    $     0.76    $     0.41    $     0.34
Goodwill amortization, net of taxes........            --            --          0.01
                                               ----------    ----------    ----------
Adjusted diluted earnings per share........    $     0.76    $     0.41    $     0.35
                                               ==========    ==========    ==========

4.  THM ACQUISITION

On September 1, 2000 the Company acquired THM, a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $239,000. The transaction was financed with $6.6 million of the Company's cash and a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation was due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's then available borrowing rate of 7.5%) of $3,833,970 was recorded as a liability on the Company's consolidated financial statements, with a remaining balance of $1,056,136 at June 30, 2003. During the quarter ended March 31, 2003, the Company repaid certain debt holders, thereby reducing the Company's remaining quarterly installments to $223,256 through September 30, 2004.

The acquisition was accounted for under the purchase method of accounting and THM's results of operations are included in those of the Company since the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The allocation resulted in goodwill of approximately $3.4 million. The following is a summary of the allocation (in thousands):

Assets......................................................    $   400
Accrued expenses and other liabilities......................       (702)
In-process research and development.........................      7,594
Excess of cost over net assets acquired (goodwill)..........      3,384
                                                                -------
                                                                $10,676
                                                                =======

A significant portion of the purchase price was identified as acquired in-process research and development (IPR&D). The valuation of IPR&D was performed in an independent appraisal using proven valuation procedures and techniques and represented the estimated fair market value based on risk-adjusted cash flows related to the IPR&D programs. The IPR&D consists of four primary research and development programs that are expected to reach completion between late 2003 and 2005. At the date of acquisition, the development of these programs had not yet reached technological feasibility and the IPR&D had no alternative future uses. Accordingly, these costs were immediately expensed in the consolidated statement of operations as of the acquisition date.

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
                                                                ===========

The pro forma fiscal year 2001 financial information reflects an IPR&D charge of $7.6 million. These pro forma results are based on certain assumptions and estimates. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place at the beginning of the specified periods, nor are they indicative of the results of future combined operations.

5.   LEASES

At June 30, 2003, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

                                                                OPERATING LEASES
                                                                ----------------
YEAR ENDING JUNE 30:
2004........................................................          742,212
2005........................................................          711,696
2006........................................................          302,157
                                                                   ----------
Total minimum lease payments................................       $1,756,065
                                                                   ==========

Rent expense for operating leases consists of rent for the Company's facilities in Exton, Pennsylvania, Duluth, Minnesota and Eschborn, Germany. Rent expense for the fiscal years ended June 30, 2003, 2002 and 2001 was approximately $697,000, $511,000, and $402,000, respectively.

6.  OFFICER LOANS

The Company had granted loans to a current officer of the Company totaling $2.0 million, which were for personal use and were collateralized by the officer's stock. Interest on the loans ranged from 5.25% to 7% and was based on the prime rate of interest. Total interest income earned by the Company on these loans was $91,607, $92,092 and $66,166 for the fiscal years ended June 30, 2003, 2002 and
2001, respectively, and was capitalized into the loan balance. No additional principal amounts were loaned in the annual period ended June 30, 2003. Interest and principal on the loans were due at the earlier of the sale of a portion of the officer's stock or March 2003. Under the Sarbanes-Oxley Act of 2002, the SOA, these loans could not be renewed or extended after their due date. As of June 30, 2003, the officer had repaid the entire loan amount in full.

7.  PATENT ACQUISITION AGREEMENT

In November 1997, the Company entered into an agreement (the Patent Acquisition Agreement) to acquire a portfolio of puncture closure patents and patent applications as well as the rights of the seller under a pre-existing licensing agreement. The acquired patents were valued at the share price per share of the Company's common stock, multiplied by the number of shares issued, on the date of the Patent Acquisition Agreement plus the present value of the cash payments and the legal and related costs incurred to acquire the patents. The patents are being amortized over the average remaining useful life of the acquired portfolio at the time of the acquisition which was approximately 15 years. At June 30, 2003, the remaining period of amortization was approximately 9 years.

8.  DEBT

ACQUISITION OBLIGATION -- As of June 30, 2003, the Company had $1,056,136 outstanding under its Acquisition Obligation (see Note 4), of which $836,989 was current at June 30, 2003.

9.  RETIREMENT PLAN

The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. Effective October 1, 1999, the Company implemented a 25% discretionary matching contribution, on up to 6% of an employee's total compensation, for all employee contributions. Employer contributions to the 401(k) plan for 2003, 2002 and 2001 were $117,796, $87,500 and $70,234, respectively.

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

During the fourth quarter of the fiscal year ended June 30, 2003, the Company recorded a research and development tax credit of $1.5 million. The tax credit relates to qualified research and development activities of the Company. For its 2001 fiscal year the Company recognized a tax benefit related to the realization of certain deferred assets which were previously offset by a valuation allowance.

Earnings before income taxes earned within or outside the United States are shown below:

                                                                    JUNE 30,
                                                     --------------------------------------
                                                        2003           2002         2001
                                                     -----------    ----------    ---------
United States....................................    $11,330,891    $7,321,370    $(437,657)
Foreign..........................................          4,924      (281,937)
                                                     -----------    ----------    ---------
Net income before income taxes...................    $11,335,815    $7,039,433    $(437,657)
                                                     ===========    ==========    =========

The Provision for income taxes is composed of the following:

                                                                   JUNE 30,
                                                    ---------------------------------------
                                                       2003          2002          2001
                                                    ----------    ----------    -----------
Taxes on U.S. earnings
  Federal
     Current....................................    $   65,163    $             $  (120,788)
     Deferred...................................     2,241,987     2,501,593     (3,933,611)
  State
     Current....................................       240,656        22,870
Taxes on foreign earnings
     Deferred...................................         1,674       (95,859)
                                                    ----------    ----------    -----------
Total income tax expense/(benefit)..............    $2,549,480    $2,428,604    $(4,054,399)
                                                    ==========    ==========    ===========

The differences between the Company's income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:

                                                                   JUNE 30,
                                                   ----------------------------------------
                                                      2003           2002          2001
                                                   -----------    ----------    -----------
Net income before income taxes.................    $11,335,815    $7,039,432    $  (437,657)
                                                   ===========    ==========    ===========
Tax provision (benefit) at U.S. statutory
  rate.........................................      3,854,177     2,393,407       (148,804)
State income tax provision, net of federal
  benefit......................................        191,227        15,094
Reconciliation to actual tax rate:
  Non-deductible meals and entertainment.......          2,717        11,100          8,252
  Research and development credits.............     (1,500,000)
  Other........................................          1,359         9,003        168,860
Release of valuation allowance.................                                  (4,082,707)
                                                   -----------    ----------    -----------
Income tax expense (benefit)...................    $ 2,549,480    $2,428,604    $(4,054,399)
                                                   ===========    ==========    ===========
Current income tax expense (benefit)...........    $   305,819    $   22,870    $  (120,788)
                                                   ===========    ==========    ===========
Deferred income tax benefit....................    $ 2,243,661    $2,405,734    $(3,933,611)
                                                   ===========    ==========    ===========

Significant components of the Company's deferred tax assets are as follows:

                                                               JUNE 30,
                                        ------------------------------------------------------
                                                  2003                         2002
                                        -------------------------    -------------------------
                                          CURRENT      NONCURRENT      CURRENT      NONCURRENT
                                        -----------    ----------    -----------    ----------
DEFERRED TAX ASSET:
Accrued vacation....................    $    77,951                  $    58,847
Basis difference -- patents.........                   $    7,728                   $   58,738
Inventory...........................        316,399                      154,744
Goodwill -- THM Acquisition.........                    1,911,006                    2,159,839
Other...............................        109,012                      102,872
                                        -----------    ----------    -----------    ----------
                                            503,362     1,918,734        316,463     2,218,577
Research and development credits....      1,194,535
AMT Tax Credit......................        342,863
NOL carryforwards...................      1,428,269                    2,351,440
                                        -----------    ----------    -----------    ----------
                                          3,469,029     1,918,734      2,667,903     2,218,577
Less valuation allowance............     (1,318,000)                  (1,318,000)
                                        -----------    ----------    -----------    ----------
Deferred tax asset..................      2,151,029     1,918,734      1,349,903     2,218,577
                                        -----------    ----------    -----------    ----------
DEFERRED TAX LIABILITY:
Basis difference -- fixed assets....                     (901,221)                    (609,882)
Prepaid insurance...................        (53,882)                     (36,386)
                                        -----------    ----------    -----------    ----------
Deferred tax liability..............        (53,882)     (901,221)       (36,386)     (609,882)
                                        -----------    ----------    -----------    ----------
NET DEFERRED TAX ASSET..............    $ 2,097,147    $1,017,513    $ 1,313,517    $1,608,695
                                        ===========    ==========    ===========    ==========

A portion of the Company's deferred tax asset is offset by a valuation allowance relating to the state NOL carryforwards due to the restrictions imposed by the state and the uncertainty surrounding its use. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more than likely will be realized. At June 30, 2003, the Company had NOL carryforwards for state tax purposes totaling $20.0 million, which will expire though 2013. In addition, the Company has a foreign net operating loss of $0.3 million at June 30, 2003, which will not expire.

11.  COMMITMENTS AND CONTINGENCIES

As of June 30, 2002, the Company had pledged $2,113,072 in investments as collateral to secure a bank loan to an officer, which was used by the officer for the payment of taxes incurred as the result of the receipt of Common Stock at the Company's initial public offering in December 1995. In exchange for the Company pledging collateral for such loans, the affected officer had pledged his Common Stock as collateral to the Company. The Company's security pledge, which was $2,161,999 including interest that accrued, related to these loans was released by the bank on February 13, 2003, when the officer's loans from the bank were repaid in full.

12.  CONSULTING CONTRACTS

In October 2002, the Company granted options to purchase 50,000 shares of its common stock to a physician pursuant to a five-year consulting agreement related to the development of a carotid artery application for the TriActiv(R) Balloon Protected Flush Extraction System.

The Company has calculated the fair value of these non-employee options in accordance with SFAS 123 as $375,550 using the Black-Scholes option-pricing model. This amount was recorded as prepaid consulting expense and an increase to additional paid in capital at December 31, 2002. The prepaid expense is being amortized to research and development expense over the five-year term of the agreement. Accordingly, $56,333, was recorded as a component of research and development expense for the year ended June 30, 2003.

13.  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments with high quality financial institutions and has established guidelines relative to diversification and maturities to maintain safety and high liquidity. No single component of the Company's investment portfolio represented more than 11% or 13% of the total investments at June 30, 2003 and June 30, 2002, respectively. With respect to trade and royalty receivables, such receivables are primarily with St. Jude Medical (42% and 100%, and 36% and 100% of trade and royalty receivables, respectively, at June 30, 2003 and 2002) (see Note 2). The trade receivable from one other customer was 35% of trade receivables at June 30, 2003. If either one of these customers' receivable balances should be deemed uncollectable, it would have a material adverse effect on the Company's results of operations and financial condition. The Company performs ongoing credit evaluations on the remainder of its customers' financial conditions, but does not require collateral to support customer receivables.

14.  CERTAIN COMPENSATION AND EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its officers, which provide for aggregate annual base salaries of $680,000 through June 30, 2003.

15.  PREFERRED STOCK

The Company has an authorized class of undesignated Preferred Stock consisting of 100,000 shares with a $.001 par value. The Board of Directors may authorize the issuance of Preferred Stock, which ranks senior to the common stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights, which could adversely affect the voting power of the holders of Common Stock. At June 30, 2003 and 2002, no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock.

16.  STOCK OPTION PLANS

The Company has an Employee Incentive Compensation Plan (the Employee Plan), a flexible plan that provides the Employee Plan Committee (the Committee) with broad discretion to award eligible participants with stock-based and performance-related incentives as the Committee deems appropriate. The persons eligible to participate in the Employee Plan are officers and employees of the Company who, in the opinion of the Committee, contribute to the growth and success of the Company.

The Compensation Committee of the Board of Directors oversees the Committee and may grant nonqualified stock options, incentive stock options or a combination thereof to the participants. The Employee Plan provides for a total of 3.2 million shares available for option grants. Options granted will provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than the closing price of the stock on the date of grant. As of June 30, 2003, awards consist solely of stock options as summarized in the table below.

The Company also has a Non-employee Directors' Stock Option Plan (the Directors'
Plan). The Directors' Plan grants nonqualified stock options for the purchase of Common Stock to directors who are not employees. Under the Directors' Plan, a total of 410,000 shares are available for option grants.

Each non-employee director was granted an option to purchase 5,000 shares of Common Stock on the Directors' Plan's effective date. In addition, the Director's Plan provides for the grant of an option to purchase 7,500 shares of Common Stock to each non-employee director on the date of each regular annual stockholder meeting. The participant must either be continuing as a non-employee director subsequent to the meeting or have been elected at such meeting to serve as a non-employee director. Options granted under the Directors' Plan must provide for the purchase of Common Stock at the closing price of the stock on the date of grant.

Under both plans, the options are exercisable over a maximum term of ten years from the date of grant and vest over periods of zero to four years based on the grant date.

A summary of the stock option activity under both plans for the years ended June 30, 2003, 2002 and 2001, is as follows:

                                                         EMPLOYEE PLAN                 DIRECTORS' PLAN
                                                  ----------------------------    --------------------------
                                                                 WEIGHTED AVG                  WEIGHTED AVG
                                                    SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE
                                                  ----------    --------------    --------    --------------
BALANCE AT JUNE 30, 2000......................     1,615,105         9.39          127,500        13.04
  Granted.....................................       974,205        13.78           55,000        10.03
  Cancelled...................................        (6,693)       10.42               --
  Exercised...................................       (53,932)        9.09               --
                                                  ----------                      --------
BALANCE AT JUNE 30, 2001......................     2,528,685        11.08          182,500        12.13
                                                  ----------                      --------
  Granted.....................................         9,200        16.49           50,000        21.00
  Cancelled...................................       (39,411)       12.35          (15,000)       11.56
  Exercised...................................      (234,024)       10.09           (5,000)       12.00
                                                  ----------                      --------
BALANCE AT JUNE 30, 2002......................     2,264,450        11.19          212,500        14.26
                                                  ----------                      --------
  Granted.....................................       444,300        14.75           65,000        18.94
  Cancelled...................................       (25,405)       14.20               --
  Exercised...................................      (606,020)        9.82          (12,500)       11.50
                                                  ----------                      --------
BALANCE AT JUNE 30, 2003......................     2,077,325        12.31          265,000        15.54
                                                  ==========                      ========
Exercisable portion...........................     1,471,381        11.42          159,168        13.84
                                                  ==========                      ========
Available for future grant....................        88,693                       127,500
                                                  ==========                      ========
Weighted-average fair value of options granted
  during the year ended June 30,
  2001........................................    $     7.42                      $   5.40
                                                  ==========                      ========
  2002........................................    $     8.77                      $  11.17
                                                  ==========                      ========
  2003........................................    $     6.42                      $   7.99
                                                  ==========                      ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                                       YEAR ENDED JUNE 30,
                                                                ---------------------------------
                                                                 2003         2002         2001
                                                                -------      -------      -------
Dividend yield............................................        0%           0%           0%
Expected volatility.......................................      35%-57%      40%-66%      40%-65%
Risk-free interest rate...................................       2.63%        4.40%        4.98%
Expected lives:
  Employee Plan...........................................       6.31         6.07         6.01
  Directors Plan..........................................       4.46         6.15         6.01

The following table summarizes significant option groups outstanding at June 30, 2003 and related weighted average exercise price and remaining contractual life information as follows:

                                                    OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                         -----------------------------------------    --------------------------
                                                           REMAINING     WGHTD AVG                     WGHTD AVG
              RANGE OF                     NUMBER AT      CONTRACTUAL    EXERCISE       NUMBER AT      EXERCISE
           EXERCISE PRICES               JUNE 30, 2003       LIFE          PRICE      JUNE 30, 2003      PRICE
           ---------------               -------------    -----------    ---------    -------------    ---------
           $7.625-$11.750                    865,020         5.38         $ 9.23          827,267       $ 9.16
           $12.000-$14.510                   937,205         7.17          13.95          742,915        13.93
           $14.580-$21.000                   540,100         8.75          15.99           60,367        17.99
                                           ---------                                    ---------
                                           2,342,325                                    1,630,549
                                           =========                                    =========

17.  EARNINGS PER SHARE

The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator.

                                                                      YEAR ENDED JUNE 30, 2003
                                                                -------------------------------------
                                                                                            PER SHARE
                                                                  INCOME        SHARES       AMOUNT
                                                                ----------    ----------    ---------
BASIC EPS
Income available to common shareholders.....................    $8,786,335    10,828,428      $0.81
                                                                                              =====
EFFECT OF DILUTIVE SECURITIES
Options.....................................................            --       670,045
                                                                ----------    ----------
DILUTED EPS
Income available to common shareholders including assumed
  conversions...............................................    $8,786,335    11,498,473      $0.76
                                                                ==========    ==========      =====

                                      YEAR ENDED JUNE 30, 2002                 YEAR ENDED JUNE 30, 2001
                                -------------------------------------    -------------------------------------
                                                            PER SHARE                                PER SHARE
                                  INCOME        SHARES       AMOUNT        INCOME        SHARES       AMOUNT
                                ----------    ----------    ---------    ----------    ----------    ---------
BASIC EPS
Income available to common
  shareholders..............    $4,610,828    10,666,111      $0.43      $3,616,742    10,461,552      $0.35
                                                              =====                                    =====
EFFECT OF DILUTIVE
  SECURITIES
Options.....................            --       590,066                         --       129,595
                                ----------    ----------                 ----------    ----------
DILUTED EPS
Income available to common
  shareholders including
  assumed conversions.......    $4,610,828    11,256,177      $0.41      $3,616,742    10,591,147      $0.34
                                ==========    ==========      =====      ==========    ==========      =====

18.  SEGMENT REPORTING

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-making group in making decisions regarding how to allocate resources and assess performance. Based on the criteria established by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS
131), the Company's operations and products have been aggregated into a single reportable segment since they have similar economic characteristics, production processes, types of customers and distribution methods.

The Company's primary products are all medical devices and include Biomaterials, Puncture Closure (the Angio-Seal) and Embolic Protection (the TriActiv). Puncture closure primarily represented Angio-Seal device component sales to St. Jude Medical. With respect to biomaterials products, the Company designs and/or manufactures and markets various absorbable polymer and collagen products for use in numerous applications including orthopaedic, cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The Company also receives royalty revenue from the sale of Angio-Seal units by St. Jude Medical and research and development revenue under certain research and development contracts or grants. The TriActiv was commercially launched in Europe in the fourth quarter of fiscal 2002. Net sales by product line and a reconciliation to total revenue is as follows:

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                             2003           2002           2001
                                                          -----------    -----------    -----------
Puncture Closure......................................    $        --    $        --    $   357,905
Biomaterials..........................................     26,840,939     17,454,885     14,242,613
TriActiv..............................................        231,053         47,309             --
                                                          -----------    -----------    -----------
  Net Sales...........................................     27,071,992     17,502,194     14,600,518
Research and development..............................        962,706        765,268        329,754
Royalty income........................................     16,316,956     10,761,127      8,240,809
                                                          -----------    -----------    -----------
       Total Revenue..................................    $44,351,654    $29,028,589    $23,171,081
                                                          ===========    ===========    ===========

For the years ended June 30, 2003, 2002 and 2001, revenues from St. Jude Medical represented the following percentages of revenues to the Company:

                                                                  PERCENTAGE OF TOTAL REVENUE
                                                                  FOR THE YEAR ENDED JUNE 30,
                                                                  ---------------------------
                                                                  2003       2002       2001
                                                                  -----      -----      -----
Net sales...................................................       53%        42%        48%
Royalty Income (see Note 2).................................      100%       100%       100%

The Company's revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. No one country other than the U.S. represented more than 10% of the Company's revenues. In addition, all of the Company's long-lived assets are located in the U.S.

                                                            REVENUES FOR THE YEAR ENDED JUNE 30,
                                                          -----------------------------------------
                                                             2003           2002           2001
                                                          -----------    -----------    -----------
United States.........................................    $43,933,605    $28,506,354    $23,171,081
Other foreign countries...............................        418,049        522,235             --
                                                          -----------    -----------    -----------
       Total..........................................    $44,351,654    $29,028,589    $23,171,081
                                                          ===========    ===========    ===========

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations of the Company for the years ended June 30, 2003 and June 30, 2002 are presented below:

                                                               YEAR ENDED JUNE 30, 2003
                                               --------------------------------------------------------
                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
Operating revenues.........................    $8,888,520     $10,546,236    $11,667,721    $13,249,177
Operating costs and expenses...............    $7,049,682     $ 8,030,805    $ 8,815,402    $10,190,769
Net income.................................    $1,450,032     $ 1,793,354    $ 1,958,624    $ 3,584,327
Basic earnings per share...................    $     0.13     $      0.17    $      0.18    $      0.32
Diluted earnings per share.................    $     0.13     $      0.16    $      0.17    $      0.30

                                                                  YEAR ENDED JUNE 30, 2002
                                                  --------------------------------------------------------
                                                  1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                  -----------    -----------    -----------    -----------
Operating revenues............................    $6,910,447     $6,791,265     $7,225,922     $8,100,955
Operating costs and expenses..................    $5,790,578     $5,391,624     $6,145,799     $6,339,241
Net income....................................    $1,002,886     $1,189,965     $  982,785     $1,435,191
Basic earnings per share......................    $     0.10     $     0.11     $     0.09     $     0.14
Diluted earnings per share....................    $     0.09     $     0.11     $     0.09     $     0.13

Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

20.  LITIGATION

The Company, along with St. Jude Medical, filed a patent infringement suit against Perclose, Inc., a competitor in the puncture closure market. The original suit, filed in 1998, along with a subsequent amendment filed in 1999, both filed in Federal District Court for the Eastern District of Pennsylvania, claim that Perclose infringes the Company's U.S. patent numbers 5,676,689 and 5,861,004. These patents cover systems and methods related to sealing percutaneous punctures. The Company sought damages and an order to permanently enjoin Perclose from making, using or selling products that infringe these patents. In November, 1999, Abbott Laboratories acquired Perclose.

Perclose filed four counterclaims against The Company's suit in answer to the complaint. The first counterclaim sought to declare the Company's patents invalid and not infringed. The additional counterclaims asserted by Perclose alleged that the Company's claims are frivolous and asserted various antitrust counter-claims, including price discrimination, predatory pricing and attempted monopolization of the puncture closure market.

The U.S. District Court, Eastern District of Pennsylvania, entered a Markman hearing Order regarding claims interpretation, in favor of the defendant Perclose. The judge denied the Company's Motion for Reconsideration on August 21, 2001, and the parties stipulated a Final Judgement, which was entered on October 19, 2001. On November 15, 2001, The Company filed a timely Notice of Appeal, thereby initiating an appeal in the Court of Appeals for the Federal circuit (CAFC). Oral arguments were heard on December 3, 2002. On February 5, 2003 the CAFC issued its opinion in which it affirmed the District Court's decision. The Company decided not to appeal the decision and, therefore, the case is concluded. The Company expensed legal costs, as a component of selling, general and administrative expenses, as services were incurred. No further expenses related to this lawsuit are anticipated.

                                   * * * * *

15(a) 2.  FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not required, are not applicable or the information is scheduled in our financial statements or notes thereto.

15(a) 3.  EXHIBITS

EXHIBIT #      DESCRIPTION
---------      -----------
 2.1*          Asset Purchase Agreement dated September 1, 2000 by and
               among Kensey Nash Corporation, THM Acquisition Sub, Inc.,
               THM Biomedical, Inc. and the stockholders of THM Biomedical,
               Inc.
 3.1**         Amended and Restated Certificate of Incorporation of Kensey
               Nash Corporation
 3.2***        Second Amended and Restated Bylaws of Kensey Nash
               Corporation
 4.1**         Specimen stock certificate representing Kensey Nash
               Corporation common stock
10.1****       Kensey Nash Corporation Third Amended and Restated Employee
               Incentive Compensation Plan and form of Stock Option
               Agreement+
10.2****       Kensey Nash Corporation Fourth Amended and Restated
               Nonemployee Directors' Stock Option Plan and form of Stock
               Option Agreement+
10.3**         Form of Directors' Indemnification Agreement
10.4*****      Employment Agreement dated July 1, 2001, by and between
               Kensey Nash Corporation and Joseph W. Kaufmann+
10.5*****      Employment Agreement dated September 1, 2001, by and between
               Kensey Nash Corporation and Wendy F. DiCicco, CPA+
10.6******     Employment Agreement dated December 1, 1998, by and between
               Kensey Nash Corporation and John E. Nash, P.E.+
10.7*****      Employment Agreement dated July 1, 2001, by and between
               Kensey Nash Corporation and Douglas G. Evans, P.E.+
10.10**        License Agreement (United States) dated September 4, 1991, by and between Kensey Nash Corporation and American Home
               Products Corporation
10.11**        License Agreement (Foreign) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products
               Corporation
10.12******    Tenant Lease dated November 19, 1996, by and between Kensey
               Nash Corporation and Marsh Creek Associates One and Lease
               Amendment dated January 3, 2000
21.1           Subsidiaries of Kensey Nash Corporation
23.1           Consent of Deloitte & Touche LLP
31.1           Certification of Chief Executive Officer pursuant to
               Exchange Act Rule 13a-14(a).
31.2           Certification of Chief Financial Officer pursuant to
               Exchange Act Rule 13a-14(a).
32.1           Certification of the Chief Executive Officer pursuant to
               Section 906 of the Sarbanes Oxley Act of 2002.
32.2           Certification of the Chief Financial Officer pursuant to
               Section 906 of the Sarbanes Oxley Act of 2002.

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

15(b).  REPORTS ON FORM 8-K

We filed a Form 8-K on August 13, 2003 to furnish our press release announcing our results of operations and financial position as of, and for the three month period and fiscal year ended June 30, 2003 (pursuant to Items 7 and 12 of Form 8-K).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of September 2003.

                                          KENSEY NASH CORPORATION

                                          By:     /s/ WENDY F. DICICCO
                                            ------------------------------------
                                            Wendy F. DiCicco
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of September 2003.

                    SIGNATURE                                              TITLES
                    ---------                                              ------

              /s/ JOSEPH W. KAUFMANN                 Chief Executive Officer (principal executive
 ------------------------------------------------    officer), President, Secretary and Director
                Joseph W. Kaufmann


              /s/ JOHN E. NASH, P.E                  Vice President of New Technologies and Director
 ------------------------------------------------
                John E. Nash, P.E


            /s/ DOUGLAS G. EVANS, P.E                Chief Operating Officer, Assistant Secretary and
 ------------------------------------------------    Director
              Douglas G. Evans, P.E


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


                /s/ ROBERT J. BOBB                   Director
 ------------------------------------------------
                  Robert J. Bobb


              /s/ HAROLD N. CHEFITZ                  Director
 ------------------------------------------------
                Harold N. Chefitz


            /s/ WALTER R. MAUPAY, JR.                Director
 ------------------------------------------------
              Walter R. Maupay, Jr.


            /s/ C. MCCOLLISTER EVARTS,               Director
 ------------------------------------------------
           C. McCollister Evarts, M.D.


                /s/ STEVEN J. LEE                    Director
 ------------------------------------------------
                  Steven J. Lee


               /s/ KIM D. ROSENBERG                  Director
 ------------------------------------------------
                 Kim D. Rosenberg