Form 10-Q
period 2003-09-30
KENSEY NASH CORP
filed 2003-11-14
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 2003

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


       Registrant's telephone number, including area code: (610) 524-0188


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in rule 12b-2 of the Exchange Act ). Yes X   No
                                                    ---    ---

         As of October 31, 2003, there were 11,465,125 outstanding shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 2003


                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS
                           Consolidated Balance Sheets
                             as of September 30, 2003 (Unaudited) and June 30, 2003........................      3

                           Consolidated Statements of Operations
                             for the three months ended September 30, 2003
                             and 2002 (Unaudited)..........................................................      4

                           Consolidated Statements of Stockholders' Equity as of
                             September 30, 2003 (Unaudited) and June 30, 2003..............................      5

                           Consolidated Statements of Cash Flows
                             for the three months ended September 30, 2003 and 2002 (Unaudited)............      6

                           Condensed Notes to Consolidated Financial Statements (Unaudited)................      7

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................     11

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................     18

         ITEM 4.   CONTROLS AND PROCEDURES.................................................................     18


PART II - OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................................     18


SIGNATURES ................................................................................................     19

EXHIBITS ..................................................................................................     20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------
                                                                                  September 30,
                                                                                      2003            JUNE 30,
                                                                                   (UNAUDITED)          2003
                                                                                  ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                       $ 18,031,364      $ 15,040,857
  Investments                                                                       35,758,101        33,370,540
  Trade receivables, net of allowance for doubtful accounts of $104,200
     and $131,582 at September 30, 2003 and June 30, 2003, respectively              2,295,119         3,760,286
  Royalties receivable                                                               4,818,925         4,571,006
  Other receivables (including approximately $34,000 and $41,000 at
     September 30, 2003 and June 30, 2003, respectively, due from employees)           396,683           578,491
  Inventory                                                                          3,794,969         3,481,322
  Deferred tax asset, current portion                                                2,524,452         2,097,147
  Prepaid expenses and other                                                         1,870,376         2,564,179
                                                                                  ------------      ------------

         Total current assets                                                       69,489,989        65,463,828
                                                                                  ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements                                                             8,288,436         6,737,363
  Machinery, furniture and equipment                                                15,589,372        14,492,068
  Construction in progress                                                           1,712,843         2,927,955
                                                                                  ------------      ------------

         Total property, plant and equipment                                        25,590,651        24,157,386
  Accumulated depreciation                                                         (11,559,564)      (10,757,669)
                                                                                  ------------      ------------

         Net property, plant and equipment                                          14,031,087        13,399,717
                                                                                  ------------      ------------

OTHER ASSETS:
  Deferred tax asset, non-current portion                                            1,017,513         1,017,513
  Acquired patents, net of accumulated amortization of $1,488,474 and
     $1,422,718 at September 30, 2003 and June 30, 2003, respectively                2,607,892         2,673,648
  Goodwill, net of accumulated amortization of $100,037 at September 30, 2003
     and June 30, 2003                                                               3,284,303         3,284,303
                                                                                  ------------      ------------

         Total other assets                                                          6,909,708         6,975,464
                                                                                  ------------      ------------

TOTAL                                                                             $ 90,430,784      $ 85,839,009
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $  1,254,831      $  2,111,421
  Accrued expenses                                                                   4,443,836         2,926,604
  Current portion of debt                                                              852,683           836,989
  Deferred revenue                                                                     226,067           195,060
                                                                                  ------------      ------------

         Total current liabilities                                                   6,777,417         6,070,074
                                                                                  ------------      ------------

LONG TERM PORTION OF DEBT                                                                                219,147
                                                                                  ------------      ------------

         Total liabilities                                                           6,777,417         6,289,221
                                                                                  ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized,
     no shares issued or outstanding at September 30, 2003 and June 30, 2003                 -                 -
  Common stock, $.001 par value, 25,000,000 shares authorized,
     11,455,825 and 11,366,975 shares issued and outstanding at
     September 30, 2003 and June 30, 2003,  respectively                                11,456            11,367
  Capital in excess of par value                                                    77,974,051        76,356,345
  Retained Earnings                                                                  5,707,692         3,200,450
  Accumulated other comprehensive loss                                                 (39,832)          (18,374)
                                                                                  ------------      ------------

         Total stockholders' equity                                                 83,653,367        79,549,788
                                                                                  ------------      ------------

TOTAL                                                                             $ 90,430,784      $ 85,839,009
                                                                                  ============      ============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  ----------------------------
                                                       2003            2002

REVENUES:
  Net sales                                       $  7,311,950    $  5,112,518
  Research and development                             235,301         156,692
  Royalty income                                     4,839,595       3,619,310
                                                  ------------    ------------
           Total revenues                           12,386,846       8,888,520
                                                  ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                              3,342,131       2,388,454
  Research and development                           4,077,981       3,090,755
  Selling, general and administrative                1,960,090       1,570,473
                                                  ------------    ------------
           Total operating costs and expenses        9,380,202       7,049,682
                                                  ------------    ------------

INCOME FROM OPERATIONS                               3,006,644       1,838,838
                                                  ------------    ------------

OTHER INCOME:
  Interest income                                      290,200         420,884
  Interest expense                                     (20,170)        (43,301)
  Other  income (expense)                                2,323            (109)
                                                  ------------    ------------
           Total other income - net                    272,353         377,474
                                                  ------------    ------------
INCOME BEFORE INCOME TAXES                           3,278,997       2,216,312
Income tax expense                                    (771,755)       (766,280)
                                                  ------------    ------------
NET INCOME                                        $  2,507,242    $  1,450,032
                                                  ============    ============

BASIC EARNINGS PER SHARE                          $       0.22    $       0.13
                                                  ============    ============
DILUTED EARNINGS PER SHARE                        $       0.20    $       0.13
                                                  ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                11,430,624      10,749,475
                                                  ============    ============

DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                12,312,776      11,254,700
                                                  ============    ============


See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                        CAPITAL
                                                                COMMON STOCK           IN EXCESS
                                                          ------------------------       OF PAR          ACCUMULATED
                                                             SHARES        AMOUNT         VALUE            DEFICIT
                                                          -----------     --------    ------------       ------------
BALANCE, JUNE 30, 2002                                     10,748,455     $ 10,748    $ 67,289,436       $ (5,585,885)
   Exercise of stock options                                  618,520          619       6,091,865
   Tax benefit from exercise of stock options                                            2,599,494
   Stock options granted to non-employee                                                   375,550
   Net income                                                                                               8,786,335
   Foreign currency translation adjustment
   Change in unrealized gain on investments (net of tax)

   Comprehensive income
                                                          -----------     --------    ------------       ------------
BALANCE, JUNE 30, 2003                                     11,366,975       11,367      76,356,345          3,200,450
                                                          -----------     --------    ------------       ------------
   Exercise of stock options                                   88,850           89       1,196,009
   Tax benefit from exercise of stock options                                              410,319
   Stock options granted to non-employee                                                    11,378
   Net income                                                                                               2,507,242
   Foreign currency translation adjustment
   Change in unrealized gain on investments (net of tax)

   Comprehensive income
                                                          -----------     --------    ------------       ------------
BALANCE, SEPTEMBER 30, 2003  (Unaudited)                  11,455,825      $ 11,456    $ 77,974,051       $  5,707,692
                                                          ==========      ========    ============       ============

                                                           ACCUMULATED
                                                              OTHER
                                                          COMPREHENSIVE    COMPREHENSIVE
                                                          (LOSS)/INCOME       INCOME            TOTAL
                                                          -------------    -------------     ------------
BALANCE, JUNE 30, 2002                                      $ (147,258)                      $ 61,567,041
   Exercise of stock options                                                                    6,092,484
   Tax benefit from exercise of stock options                                                   2,599,494
   Stock options granted to non-employee                                                          375,550
   Net income                                                               $ 8,786,335         8,786,335
   Foreign currency translation adjustment                      (3,257)          (3,257)           (3,257)
   Change in unrealized gain on investments (net of tax)       132,141          132,141           132,141
                                                                            -----------
   Comprehensive income                                                     $ 8,915,219
                                                            ----------      ===========      ------------
BALANCE, JUNE 30, 2003                                         (18,374)                        79,549,788
                                                            ----------                       ------------
   Exercise of stock options                                                                    1,196,098
   Tax benefit from exercise of stock options                                                     410,319
   Stock options granted to non-employee                                                           11,378
   Net income                                                               $ 2,507,242         2,507,242
   Foreign currency translation adjustment                      11,513           11,513            11,513
   Change in unrealized gain on investments (net of tax)       (32,971)         (32,971)          (32,971)
                                                                            -----------
   Comprehensive income                                                     $ 2,485,784
                                                            ----------      ===========      ------------
BALANCE, SEPTEMBER 30, 2003  (Unaudited)                    $  (39,832)                      $ 83,653,367
                                                            ==========                       ============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                    ------------------------------
                                                                         2003              2002
OPERATING ACTIVITIES:
  Net income                                                        $  2,507,242      $  1,450,032
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                     983,402           648,563
       Tax benefit from exercise of stock options                        410,319             6,743
  Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                             1,399,056          (508,072)
       Deferred tax asset                                               (427,305)          871,313
       Prepaid expenses and other current assets                         684,981            12,789
       Inventory                                                        (313,647)         (357,394)
       Accounts payable and accrued expenses                             660,642           139,385
       Deferred revenue                                                   31,007               829
                                                                    ------------      ------------
        Net cash provided by operating activities                      5,935,697         2,264,188
                                                                    ------------      ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                          (1,433,265)         (498,688)
  Sale of investments                                                                   14,000,000
  Purchase of investments                                             (2,516,083)         (148,291)
                                                                    ------------      ------------
        Net cash (used in) provided by investing activities           (3,949,348)       13,353,021
                                                                    ------------      ------------

FINANCING ACTIVITIES:
  Repayments of long term debt                                          (203,453)         (237,949)
  Proceeds from exercise of stock options                              1,196,098            32,247
                                                                    ------------      ------------
        Net cash provided by (used in) financing activities              992,645          (205,702)
                                                                    ------------      ------------

EFFECT OF EXCHANGE RATE ON CASH                                           11,513               282
INCREASE IN CASH AND CASH EQUIVALENTS                                  2,978,994        15,411,507
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        15,040,857         3,632,395
                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 18,031,364      $ 19,043,902
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                            $     20,171      $     43,301
                                                                    ============      ============
  Cash paid for income taxes                                        $                 $
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
  Increase in prepaid expense related to
        non-employee stock options (See Note 4)                     $     11,378                 $
                                                                    ============      ============


See notes to consolidated financial statements.

                             KENSEY NASH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  -- CONSOLIDATED FINANCIAL STATEMENTS

    BASIS OF PRESENTATION

    The consolidated balance sheet as of September 30, 2003, consolidated statements of operations for the three months ended September 30, 2003 and 2002, consolidated statement of stockholders' equity for the three months ended September 30, 2003 and consolidated statements of cash flows for the three months ended September 30, 2003 and 2002 of Kensey Nash Corporation (the Company) have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2003 and June 30, 2003, results of operations for the three months ended September 30, 2003 and 2002, stockholders' equity for the three months ended September 30, 2003 and for the year ended June 30, 2003 and cash flows for the three months ended September 30, 2003 and 2002 have been made.

    Certain information and note disclosures normally included in the Company's annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements filed with the Securities and Exchange Commission (SEC) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The results of operations for the three month period ended September 30, 2003 are not necessarily indicative of operating results for the full year.

    Certain reclassifications have been made to prior period balances to conform to the current period presentation.

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
    The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash GmbH. All intercompany transactions and balances have been eliminated. The Company was incorporated in Delaware on August 6, 1984. Kensey Nash Holding Company, incorporated in Delaware in January 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash GmbH, incorporated in Germany in January 2002, was formed for the purpose of European sales and marketing of the TriActiv(R) Balloon Protected Flush Extraction System (the TriActiv), which was commercially launched in Europe in May 2002.

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

    CASH, CASH EQUIVALENTS AND INVESTMENTS
    Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months. The Company's investment portfolio consists primarily of high quality U.S. government, municipal and corporate obligations with maturities ranging from 3-14 years. Also, the portfolio includes certain municipal variable rate demand obligations that have maturities ranging from 20 to 30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. The portfolio includes only available for sale marketable securities with secondary or resale markets. See Comprehensive Income below for the treatment of unrealized holding gains and losses.

    EXPORT SALES
    There were $157,194 and $166,556 in export sales from the Company's U.S. operations to unaffiliated customers in Europe in the three months ended September 30, 2003 and 2002, respectively.

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

    The Company receives a 9% royalty on every Angio-Seal(TM) unit sold by St. Jude Medical, its licensee. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our licensing agreements during the quarter ended December 31, 2000, when a cumulative one million Angio-Seal units had been sold. There will be one further decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. The Company anticipates that this final rate reduction will occur in the fourth quarter of our fiscal 2004. As of September 30, 2003, approximately 3.3 million Angio-Seal units had been sold. The Company recognizes the royalty revenue, in accordance with the Licensing Agreement between the Company and St. Jude Medical, at the end of each month when St. Jude Medical advises the Company of their total Angio-Seal sales dollars for the month. Royalty payments are received within 45 days of the end of each calendar quarter.

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

    STOCK-BASED COMPENSATION
    Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options with an exercise price equal to the fair market value of the Company's common stock at the date of grant. Options granted to non-employees, as defined under SFAS No. 123, are recorded as compensation expense. The Company did not grant any options to non-employees for the three months ended September 30, 2002. See Note 4 for options granted to non-employees in July 2003 and October 2002.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148). The Company implemented the "disclosure only" provisions of SFAS No. 148 in the quarter ended December 31, 2002. Accordingly, no compensation cost has been recognized for the Company's two stock option plans. Had compensation cost for the plans been determined based on the fair market value of the options at the grant date, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net income and earnings per share for the three months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts below:


                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 -----------------------------
                                                                                    2003             2002
Net income, as reported                                                          $2,507,242      $   1,450,032
   Deduct: Total stock-based employee compensation expense determined
   under fair value based method for all awards, net of related tax effects        (350,666)          (439,841)
                                                                                 ----------      -------------
Pro forma net income                                                             $2,156,576      $   1,010,191
                                                                                 ==========      =============

Earnings per share:
   Basic - as reported                                                           $     0.22      $        0.13
                                                                                 ==========      =============
   Basic - pro forma                                                             $     0.19      $        0.09
                                                                                 ==========      =============
   Diluted - as reported                                                         $     0.20      $        0.13
                                                                                 ==========      =============
   Diluted - pro forma                                                           $     0.18      $        0.09
                                                                                 ==========      =============


    COMPREHENSIVE INCOME
    The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive income (loss) is shown in the consolidated statements of stockholders' equity at September 30, 2003 and June 30, 2003, and is comprised of unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments. The tax effect of other comprehensive income for the three months ended September 30, 2003 and for the fiscal year ended June 30, 2003 was $16,985, and $68,073, respectively.

    GOODWILL
    Goodwill represents the excess of cost over the fair value of the identifiable net assets of THM Biomedical, Inc. (THM), a company acquired in September 2000. Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are subject to annual impairment tests. The most recent annual impairment test for the fiscal year ended June 30, 2003 indicated that goodwill was not impaired. Intangible assets with definite useful lives continue to be amortized over their respective useful lives.

    NEW ACCOUNTING PRONOUNCEMENTS
    In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements. FIN 46 requires that unconsolidated variable interest entities be consolidated with their primary beneficiaries and applies immediately to variable interest entities created after January 31, 2003 and to existing entities in periods after December 15, 2003. The Company is not affiliated with a variable interest entity and will adopt the provisions of FIN 46 at such time as they become applicable to the Company.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified, and for hedging relationships designated, after June 30, 2003. Other provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues should continue to be applied in accordance with their respective dates. The Company's adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.


NOTE 2  -- INVENTORY
    Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of materials utilized in the processing of the Company's products and is as follows:


                                            SEPTEMBER 30,         JUNE 30,
                                                2003                2003
                                            -------------       -----------
          Raw materials                       $2,737,236        $ 2,109,149
          Work in process                        526,609            765,388
          Finished goods                         531,124            606,785
                                              ----------        -----------

          Total                               $3,794,969        $ 3,481,322
                                              ==========        ===========



NOTE 3 -- THM ACQUISITION

    On September 1, 2000, the Company acquired THM, a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $239,000. The transaction was financed with $6.6 million of the Company's cash and a note payable to the former shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation was due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's then available borrowing rate of 7.5%) of $3,833,970 was recorded as a liability on the Company's consolidated financial statements, with a remaining balance of $852,683 as of September 30, 2003, of which the entire amount was current at September 30, 2003. During the quarter ended March 31, 2003, the Company repaid certain debt holders, thereby reducing the Company's remaining quarterly installments to $223,256 through September 30, 2004.

NOTE 4 -- CONSULTING CONTRACTS

    In October 2002, the Company granted options to purchase 50,000 shares of common stock to a physician pursuant to a five-year consulting agreement related to the development of a carotid artery application for the TriActiv.

    In July 2003, the Company granted options to purchase 1,500 shares of common stock to a physician pursuant to a two-year consulting agreement related to the development of orthopaedic applications for the Company's porous and non-porous tissue fixation and regeneration devices and drug delivery devices.

    The Company has calculated the fair value of these non-employee options in accordance with SFAS No.123, as $375,550 and $11,378 for the October 2002 and July 2003 grants, respectively, using the Black-Scholes option-pricing model. These amounts were recorded as prepaid consulting expense and increases to additional paid in capital at December 31, 2002 and September 30, 2003, respectively. The prepaid expense is being amortized to research and development expense over the terms of the agreements. Accordingly, $20,200 was recorded as a component of research and development expense for the three months ended September 30, 2003.

NOTE 5 -- STOCK REPURCHASE PROGRAM

    On October 23, 2003, the Company announced that its board of directors had approved a program to repurchase up to 400,000 of its issued and outstanding shares of Common Stock over the next six months. The Company intends to finance the repurchases using its available cash.

    The Company plans to repurchase its shares for cash, from time to time in the open market, through block trades or otherwise. The repurchase program does not require the Company to purchase any specific dollar value or number of shares. Any purchases under the program will depend on market conditions and may be commenced or suspended at any time or from time to time without prior notice.

NOTE 6 -- INCOME TAXES

    As of June 30, 2003, the company had net operating loss (NOL) carryforwards for state tax purposes totaling $20.0 million, which will expire through 2013. In addition, the Company had a foreign NOL of $0.3 million as of June 30, 2003, which will not expire.

    During the quarter ended September 30, 2003, the Company recorded a research and development tax credit of approximately $310,000. This was in addition to the $1.5 million tax credit recorded in the fourth quarter of fiscal 2003 and represents the additional portion of the credit. The tax credit relates to qualified research and development activities of the Company. In connection with this tax credit project, the Company recorded an additional $50,500 of professional service fees as a component of selling, general and administrative expenses during the quarter ended September 30, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in this report and the Company's audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

OVERVIEW

We are a leader in cardiovascular medical technology and have significant experience and expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. The Angio-Seal(TM) Vascular Closure Device (Angio-Seal), of which we were the original designer, developer and manufacturer, is currently the leader in the arterial puncture closure device market, estimated to be a potential $700 million to $1 billion annual market. The Angio-Seal device is designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical, Inc. (St. Jude Medical) acquired the worldwide license to the Angio-Seal device in March of 1999. St. Jude Medical develops, manufactures, markets and distributes the product worldwide.

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

    Biomaterials. The biomaterials component of net sales represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics, cardiology, drug/biologics delivery, periodontal, general surgery and wound care. In 1997, our biomaterials sales were comprised almost 100% of the absorbable collagen and polymer components of the Angio-Seal supplied to our strategic alliance partner. Since that time, we have experienced significant sales growth in our biomaterials products as we have expanded our customer base and marketing activities, increased sales to existing customers and assisted in the development of new product offerings. For fiscal 2003, the Angio-Seal components represented 54% of our total biomaterial sales. For the three months ended September 30, 2003, the Angio-Seal components represented 42% of our total biomaterials sales. We believe the growth in our overall biomaterials sales, which was 43% in the three months ended September 30, 2003 over the same period in 2002, will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products.

    TriActiv. The TriActiv was commercially launched in Europe in the fourth quarter of fiscal 2002. We are selling direct to the market in Germany and through distributors throughout the rest of Europe. We had entered into distribution agreements for sales in the United Kingdom, Ireland, Switzerland, Austria, and Italy as of September 30, 2003 and are in the process of identifying distributors for additional markets in the rest of Europe. While the TriActiv sales were less than 1% of our total sales for the three months ended September 30, 2003, we anticipate the TriActiv will become a more significant component of net sales in the upcoming quarters of fiscal 2004 and beyond as we gain new customers in the European markets, launch new versions and applications of the product and launch the product in the U.S. market. We currently anticipate commercial launch of the TriActiv in the U.S. in the first quarter of fiscal 2005.

Research and Development Revenue. Research and development revenue in the three months ended September 30, 2002 was derived from two NIST grants. Under the first NIST grant we were researching cartilage regeneration utilizing our porous tissue matrix (PTM) technology. Although we continue to independently develop this technology, we received all remaining funds under this grant in our second quarter of fiscal 2003. In addition, in October 2001 we received a second NIST grant, under which we are researching a synthetic vascular graft also utilizing our PTM technology. This project is expected to continue through early fiscal 2005. In January 2003, we received an NIH grant, under which we are researching sustained or controlled release of chemotherapeutic drugs for the treatment of breast cancer utilizing our PTM technology. This grant is expected to continue through early fiscal year 2004.

Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow as St. Jude Medical continues to expand its sales and marketing efforts, including its launch of the Angio-Seal product line in the Japanese market, and releases future generations of the Angio-Seal system, including its recent launch of the Self Tightening Suture (STS) Plus version of the device in the U.S. and Europe. As a result, we expect that royalty income will continue to be a significant source of revenue. Our current royalty rate is 9%. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our licensing agreements during the fiscal quarter ended December 31, 2000, when a cumulative one million Angio-Seal units had been sold. There will be one further decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. We anticipate that this final rate reduction will occur in the fourth quarter of our fiscal 2004. As of September 30, 2003 approximately 3.3 million Angio-Seal units had been sold.

Cost of Products Sold. We have experienced an increase in gross margin during the three months ended September 30, 2003 compared to the same period in 2002, reflecting the higher volume of our biomaterials products. This increased volume has resulted in greater manufacturing efficiencies and lower unit costs. We anticipate the gross margin on our biomaterials products will continue to improve with continued increased sales volume. This increase in gross margin will be partially offset by lower gross margins associated with the TriActiv, as we expect margins on early sales to be lower than the biomaterials margins due to the start-up nature of the manufacturing process and low volume. As a result of this change in product mix for fiscal 2004, we believe our total gross margin will be only slightly improved over fiscal 2003. As volumes increase and the manufacturing process matures for the TriActiv, we expect the gross margin on the product to increase.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technologies, such as the TriActiv, absorbable and nonabsorbable biomaterials products and technologies and other development programs, including expenses under the NIST and NIH programs. In December 2001, we began our TriActiv U.S. pivotal clinical study, a planned 500-800 patient randomized trial at up to 75 sites around the U.S. We anticipate completion of trial enrollment and submission to the Food and Drug Administration (FDA) for 510(k) approval by the third quarter of fiscal 2004. In addition, we completed a six patient pilot study, the TRACER study, on the carotid artery application in September 2003. This study was completed at one clinical site in Costa Rica. The TriActiv carotid application device was successfully used to provide protection from potential stroke-causing emboli by actively removing debris during carotid stenting procedures. We plan to begin enrollment in a CE Mark study for the TriActiv carotid application in our third fiscal quarter of fiscal 2004.

Clinical efforts in pursuit of FDA approval and continuing development of the TriActiv, as well as our continued development of proprietary biomaterials products and technologies, requires significant research and development spending. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv in the U.S., and explore opportunities for other indications related to the TriActiv as well as our other technologies, including the continued development of proprietary biomaterials technologies. However, we believe that research and development expense will decrease as a percentage of total revenue as our revenue continues to grow.

Selling, General and Administrative. Selling, general and administrative expenses include general and administrative costs, as well as costs related to the sales and marketing of our products. The costs of our patent litigation are also included within selling, general and administrative expenses. The sales and marketing component of selling, general and administrative expenses has increased over the same period in 2002. This increase relates to increased sales efforts for the TriActiv in Europe, which was commercially launched in May 2002, and the move toward commercialization of the TriActiv in the U.S. In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv, which allows commercial sale of the product in the European Union. Effective January 2002, we established a subsidiary in Germany, Kensey Nash Europe GmbH, and hired a Vice President of European sales. We have established a European sales and marketing team and will continue to add personnel to this team as we believe is required to meet our clinical and sales goals. This team is selling the product direct in the German market and supports our distributor relationships in the rest of Europe. We have entered into distribution agreements for sales of the TriActiv in the United Kingdom, Ireland, Switzerland, Austria and Italy as of September 30, 2003 and are in the process of identifying distributors for the rest of Europe. We anticipate sales and marketing expenses will continue to increase as we prepare for U.S. commercial launch. We also continue to evaluate opportunities for commercialization of the TriActiv in the United States and to expand the marketing efforts for our biomaterials business.

CRITICAL ACCOUNTING POLICIES

Our "critical accounting policies" are those that require application of management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. It is not intended to be a comprehensive list of all of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result. We have identified the following as our critical accounting policies: revenue recognition and accounting for stock-based compensation.

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

Stock-Based Compensation. We account for stock-based compensation costs under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148 which permits (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we have not recognized any compensation expense for options granted to employees. We account for stock-based awards to non-employees using the fair value method in accordance with SFAS No. 123, which requires using the Black-Scholes option-pricing model to determine the fair value of the option at the original grant date. Options granted to non-employees, as defined under SFAS 123, (as amended by SFAS No. 148) and Emerging Issues Task Force (EITF) 96-18 "Accounting for Equity Instruments that are Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services", are recorded as expense over the service period. The Company did not grant any options to non-employees for the three months ended September 30, 2002. See Note 4 for options granted to non-employees in July 2003 and October 2002.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Total Revenues. Total revenues increased 39% to $12.4 million in the three months ended September 30, 2003 from $8.9 million in the three months ended September 30, 2002. Net sales of products increased 43% to $7.3 million from $5.1 million for the three months ended September 30, 2003 and 2002, respectively as we continue to increase sales to existing customers and expand sales to new customers. These increases were primarily attributable to increased sales of our cardiology and orthopaedic products. Cardiology sales increased 8% to $3.1 million from $2.8 million for the three months ended September 30, 2003 and 2002, respectively. Orthopaedic sales increased 55% to $3.8 million from $1.7 million for the three months ended September 30, 2003 and 2002, respectively. Net sales for the three months ended September 30, 2003 and September 30, 2002 consisted almost entirely of biomaterials sales, as the TriActiv sales were less than 1% of total sales in both periods.

Research and Development Revenues. Research and development revenues increased 50% to $235,000 from $157,000 for the three months ended September 30, 2003 and 2002, respectively. The revenues for the three months ended September 30, 2003 consist of amounts generated under our NIST vascular graft grant and our NIH grant. The revenues for the three months ended September 30, 2002 consisted of amounts generated under our NIST cartilage and vascular graft grants. The increase over the prior year primarily reflected increased activity under the synthetic vascular graft grant which generated $183,000 in revenue for the three months ended September 30, 2003 compared to $51,000 for the three months ended September 30, 2002. Also contributing to the increase was the start of our NIH breast cancer drug delivery grant in January 2003, which generated $52,000 in revenue for the three months ended September 30, 2003. This increased activity was offset by a decrease of $106,000 in articular cartilage grant revenue over the comparable period in the prior year, as this project concluded in October 2002.

Royalty Income. Royalty income increased 34% to $4.8 million from $3.6 million in the three months ended September 30, 2003 and 2002, respectively. This increase reflected a greater number of units sold as well as an increase in the average selling price for the Angio-Seal. Royalty units increased 34% as approximately 288,000 Angio-Seal units were sold to end-users during the three months ended September 30, 2003 compared to approximately 214,000 units sold during the three months ended September 30, 2002. We believe that this unit increase was due to St. Jude Medical's continued sales and marketing efforts, increased adoption of vascular closure devices and a growing number of procedures in the U.S and European markets. These factors have resulted in market share gains for the Angio-Seal product lines in both the U.S. and European markets.

Cost of Products Sold. Cost of products sold increased 40% to $3.3 million in the three months ended September 30, 2003 from $2.4 million in the three months ended September 30, 2002. Despite the overall increase in cost of products sold, gross margin increased 100 basis points, from 53% to 54%, in the three months ended September 30, 2002 and 2003, respectively, reflecting the higher margins on our biomaterials products, manufacturing efficiencies and greater production volumes, resulting in a decrease in per unit costs.

Research and Development Expense. Research and development expense increased 32% to $4.1 million in the three months ended September 30, 2003 compared to $3.1 million in the three months ended September 30, 2002. This increase was attributable to our continued development efforts on the TriActiv, including clinical trial expenses. While research and development expenses continued to increase in dollars, they decreased as a percentage of total revenue to 33% from 35% for the three month periods ended September 30, 2003 and September 30, 2002, respectively. Research and development expenses related to the TriActiv increased $466,000, or 29%, to $2.1 million in the three months ended September 30, 2003 from $1.6 million in the three months ended September 30, 2002. We also continued to expand our development efforts on our biomaterials products, including our work under the NIST and NIH grants. Biomaterials-related spending increased $440,000, or 40%, to $1.6 million in the three months ended September 30, 2003 from $1.1 million in the three months ended September 30, 2002.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 25% to $2.0 million in the three months ended September 30, 2003 from $1.6 million in the three months ended September 30, 2002. This increase was primarily the result of increased sales and marketing expenses, which increased $281,000 to $950,000 in the three months ended September 30, 2003 from $668,000 in the three months ended September 30, 2002. This increase related to the TriActiv European sales and marketing efforts, as well as pre-launch efforts in the U.S. In addition, general and administrative expenses increased $108,000 to $1,010,000 in the three months ended September 30, 2003 from $902,000 in the three months ended September 30, 2002. This increase was primarily attributable to an increase of $103,000 in audit and tax fees. This was associated with an overall increase in audit fees, in addition to a $50,500 professional service fee relating to the completion of a research and development tax credit project that began in the fourth quarter of our fiscal year ended June 30, 2003.

Net Interest Income. Interest expense decreased 53% to $20,000 in the three months ended September 30, 2003 from $43,000 in the three months ended September 30, 2002. This decrease was the result of a lower principal balance on the THM Acquisition Obligation as we continued to make the required quarterly payments and as a result of the early repayment to certain debt holders. Interest income decreased by 31% to $290,000 in the three months ended September 30, 2003 from $421,000 in the three months ended September 30, 2002. Although our cash and investment balances have increased, this increase was more than offset by lower interest rates.

Other Income (Expense). Other non-operating income/(expense) was $2,323 and $(109) for the three months ended September 30, 2003 and 2002, respectively, representing gains/(losses) on the disposals of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities was $5.9 million and $2.3 million in the three months ended September 30, 2003 and 2002, respectively. In the three months ended September 30, 2003, changes in asset and liability balances provided $2.0 million of cash, in addition to net income of $2.5 million, a tax benefit from exercise of stock options of $410,000 and non-cash depreciation and amortization of $983,000. In the three months ended September 30, 2002, changes in asset and liability balances provided $159,000 of cash, in addition to net income of $1.5 million, a tax benefit from exercise of stock options of $7,000 and non-cash depreciation and amortization of $649,000.

Our cash, cash equivalents and investments were $53.8 million at September 30, 2003. We have an $8.0 million capital spending plan for fiscal 2004, of which $1.4 million has been spent on machinery, equipment, furniture and fixtures and leasehold improvements through September 30, 2003. These expenditures are related to the continued expansion of our manufacturing capabilities for our biomaterials and the TriActiv product lines, as well as support of overall company growth.

We have an $853,000 obligation to the former shareholders of THM, a company we acquired in September 2000. The obligation was due in equal quarterly installments of $281,250, which began on December 31, 2000 and end on September 30, 2004. As of February 28, 2003 we had repaid certain former shareholders of THM thereby reducing our remaining quarterly installments to $223,256 through September 30, 2004.

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv and our biomaterials products. In addition to the potential cash requirements associated with our announced stock repurchase plan (see below), we also anticipate the continued expansion of our manufacturing facilities to support the continued growth of our biomaterials business and expected commercial launch of the TriActiv. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development and costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products. There can be no assurance that we will generate cash from operations in future periods.

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

Our estimate of the time periods for which our cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth below under the caption "Risks Related to Our Business," as well as under the heading "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2003.

RESEARCH AND DEVELOPMENT TAX CREDIT

During the quarter ended September 30, 2003, we recorded a research and development tax credit of approximately $310,000. This was in addition to the $1.5 million tax credit recorded in the fourth quarter of fiscal 2003 and represents the additional portion of the credit. The tax credit relates to qualified research and development activities of the Company. In connection with the tax credit project, the Company recorded an additional $50,500 of professional service fees as a component of selling, general and administrative expenses during the quarter ended September 30, 2003, as discussed above.

STOCK REPURCHASE PLAN

On October 23, 2003, the Company announced that its board of directors had approved a program to repurchase up to 400,000 of its issued and outstanding shares of Common Stock over the next six months. The Company intends to finance the repurchases using its available cash.

The Company plans to repurchase its shares for cash, from time to time in the open market, through block trades or otherwise. The repurchase program does not require the Company to purchase any specific dollar value or number of shares. Any purchases under the program will depend on market conditions and may be commenced or suspended at any time or from time to time without prior notice.

ACQUISITION OF THM BIOMEDICAL, INC.

On September 1, 2000, we acquired THM, a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues, for approximately $10.5 million plus acquisition costs of approximately $228,000. The transaction was financed with $6.6 million in cash and a note payable to the former shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation was due in equal quarterly installments of $281,250, which began on December 31, 2000 and end on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon our available borrowing rate of 7.5%) of $3.9 million was recorded as a liability on the Company's financial statements, with a remaining balance of $852,683 as of September 30, 2003, of which the entire amount was current at September 30, 2003. During the quarter ended March 31, 2003, we had repaid certain debt holders, thereby reducing our remaining quarterly installments to $223,256 through September 2004.

Since the date of the acquisition, as planned, we have primarily devoted our development efforts of the acquired PTM technology to an articular cartilage application, a synthetic vascular graft, and a sustained release chemotherapeutic drug treatment, and have expended approximately $1,073,000, $1,291,000, and $98,000, respectively on such efforts through September 30, 2003. In addition, we received 510(k) approval for a proprietary PTM based product, ImproVise(TM), an absorbable cement flow restrictor for use in certain orthopaedic surgical procedures.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements, but they are not exclusive means of identifying them.

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include, among other things:

          o general economic and business conditions, both nationally and in our markets;

          o our expectations and estimates concerning future financial performance and financing plans;

          o    the impact of competition;

          o    anticipated trends in our business;

          o    existing and future regulations affecting our business;

          o    strategic alliances and acquisition opportunities; and

          o other risk factors listed under "Risks Related to Our Business" below.

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

RISKS RELATED TO OUR BUSINESS

There are many risk factors that could adversely affect our business, operating results and financial condition. These risk factors, described in detail in our Annual Report on Form 10-K, include but are not limited to:

o    our ability to successfully commercialize the TriActiv in the European
     Union;
o    our ability to obtain regulatory approval for the TriActiv in the United
     States;
o subsequent to regulatory approval in the U.S., our ability to successfully commercialize the TriActiv;
o    our reliance on revenues from the Angio-Seal product line;
o the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;
o our dependence on the continued growth and success of our biomaterials products and customers;
o our dependence on our biomaterials customers for marketing and obtaining regulatory approval for their products;
o our ability to obtain any additional required funding for future development and marketing of the TriActiv, as well as our biomaterials products;
o the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and or changes in customer requirements;
o    the acceptance of our products by the medical community;
o    our dependence on key vendors and key personnel;
o the use of hazardous materials which could expose us to future environmental liabilities;
o our ability to expand our management systems and controls to support anticipated growth;
o dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;
o risks related to our intellectual property, including patent and proprietary rights and trademarks; and

o risks related to our industry, including potential for litigation, ability to obtain reimbursement for our products and our products' exposure to extensive government regulation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments as well as interest paid on our debt.

Our investment portfolio consists primarily of high quality U.S. government, municipal and corporate securities with maturities ranging from 3-14 years. Also, the portfolio includes certain municipal variable rate demand obligations that have maturities ranging from 20 to 30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets, and we have an audit committee approved investment strategy which currently limits the duration of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At September 30, 2003, our total portfolio consisted of approximately $35.8 million of investments. While our investments may be sold at anytime because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We had $852,683 in outstanding debt at September 30, 2003, related to the acquisition of THM.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There was not any change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  A. Exhibits.

     31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

     31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KENSEY NASH CORPORATION

Date: November 14, 2003      By:  /s/ Wendy F. DiCicco, CPA
                                  --------------------------------------------
                                  Wendy F. DiCicco, CPA
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)