Form 10-Q
period 2003-12-31
KENSEY NASH CORP
filed 2004-02-17
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: DECEMBER 31, 2003

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

         As of January 31, 2004, there were 11,334,973 outstanding shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION
                         QUARTER ENDED DECEMBER 31, 2003


                                      INDEX


                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                           Consolidated Balance Sheets
                             as of December 31, 2003 (Unaudited) and June 30, 2003.........................      3

                           Consolidated Statements of Operations
                             for the three and six months ended December 31, 2003
                             and 2002 (Unaudited)..........................................................      4

                           Consolidated Statements of Stockholders' Equity for the six months ended
                             December 31, 2003 (Unaudited) and for the year ended June 30, 2003............      5

                           Consolidated Statements of Cash Flows
                             for the six months ended December 31, 2003 and 2002 (Unaudited)...............      6

                           Condensed Notes to Consolidated Financial Statements (Unaudited)................      7

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................     12

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................     24

         ITEM 4.   CONTROLS AND PROCEDURES.................................................................     25

PART II - OTHER INFORMATION

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................     26

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................................     26

SIGNATURES.................................................................................................     27

EXHIBITS...................................................................................................     28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KENSEY NASH CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                           December 31,
ASSETS                                                                                         2003             June 30,
CURRENT ASSETS:                                                                            (UNAUDITED)            2003
                                                                                          -------------      -------------
  Cash and cash equivalents                                                               $   3,795,915      $  15,040,857
  Investments                                                                                48,287,337         33,370,540
  Trade receivables, net of allowance for doubtful accounts of $27,200
     and $131,582 at December 31, 2003 and June 30, 2003, respectively                        2,748,778          3,760,286
  Royalties receivable                                                                        5,545,882          4,571,006
  Other receivables (including approximately $12,500 and $41,000 at
     December 31, 2003 and June 30, 2003, respectively, due from employees)                     415,352            578,491
  Inventory                                                                                   4,183,530          3,481,322
  Deferred tax asset, current portion                                                           501,038          2,097,147
  Prepaid expenses and other                                                                  2,080,432          2,564,179
                                                                                          -------------      -------------

         Total current assets                                                                67,558,264         65,463,828
                                                                                          -------------      -------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements                                                                      9,034,455          6,737,363
  Machinery, furniture and equipment                                                         16,826,899         14,492,068
  Construction in progress                                                                    1,048,677          2,927,955
                                                                                          -------------      -------------

         Total property, plant and equipment                                                 26,910,031         24,157,386
  Accumulated depreciation                                                                  (12,344,980)       (10,757,669)
                                                                                          -------------      -------------

         Net property, plant and equipment                                                   14,565,051         13,399,717
                                                                                          -------------      -------------

OTHER ASSETS:
  Deferred tax asset, non-current portion                                                     1,017,513          1,017,513
  Acquired patents, net of accumulated amortization of $1,554,231 and
     $1,422,718 at December 31, 2003 and June 30, 2003, respectively                          2,542,136          2,673,648
  Goodwill                                                                                    3,284,303          3,284,303
                                                                                          -------------      -------------

         Total other assets                                                                   6,843,952          6,975,464
                                                                                          -------------      -------------

TOTAL                                                                                     $  88,967,267      $  85,839,009
                                                                                          =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                        $   1,930,172      $   2,111,421
  Accrued expenses                                                                            2,741,605          2,926,604
  Current portion of debt                                                                       645,415            836,989
  Deferred revenue                                                                              166,169            195,060
                                                                                          -------------      -------------

         Total current liabilities                                                            5,483,361          6,070,074
                                                                                          -------------      -------------

LONG TERM PORTION OF DEBT                                                                                          219,147
                                                                                          -------------      -------------

         Total liabilities                                                                    5,483,361          6,289,221
                                                                                          -------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized,
     no shares issued or outstanding at December 31, 2003 and June 30, 2003                          --                 --
  Common stock, $.001 par value, 25,000,000 shares authorized,
     11,325,354 and 11,366,975 shares issued and outstanding at
     December 31, 2003 and June 30, 2003, respectively                                           11,325             11,367
  Capital in excess of par value                                                             75,129,839         76,356,345
  Retained earnings                                                                           8,477,064          3,200,450
  Accumulated other comprehensive loss                                                         (134,322)           (18,374)
                                                                                          -------------      -------------

         Total stockholders' equity                                                          83,483,906         79,549,788
                                                                                          -------------      -------------

TOTAL                                                                                     $  88,967,267      $  85,839,009
                                                                                          =============      =============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  DECEMBER 31,                         DECEMBER 31,
                                                       --------------------------------      --------------------------------
                                                            2003               2002               2003               2002
REVENUES:
  Net sales                                            $   8,041,754      $   6,403,114      $  15,353,705      $  11,515,631
  Research and development                                    91,807            207,940            327,108            364,632
  Royalty income                                           5,583,696          3,935,182         10,423,291          7,554,492
                                                       -------------      -------------      -------------      -------------
           Total revenues                                 13,717,257         10,546,236         26,104,104         19,434,755
                                                       -------------      -------------      -------------      -------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                    3,537,701          2,932,136          6,879,831          5,320,590
  Research and development                                 4,247,574          3,463,961          8,325,555          6,554,716
  Selling, general and administrative                      2,072,275          1,634,708          4,032,365          3,205,181
                                                       -------------      -------------      -------------      -------------
           Total operating costs and expenses              9,857,550          8,030,805         19,237,751         15,080,487
                                                       -------------      -------------      -------------      -------------

INCOME FROM OPERATIONS                                     3,859,707          2,515,431          6,866,353          4,354,268
                                                       -------------      -------------      -------------      -------------

OTHER INCOME:
  Interest income                                            290,815            266,968            581,015            687,852
  Interest expense                                           (20,430)           (42,453)           (40,600)           (85,755)
  Other  income                                                3,297                500              5,619                391
                                                       -------------      -------------      -------------      -------------
           Total other income - net                          273,682            225,015            546,034            602,488
                                                       -------------      -------------      -------------      -------------
INCOME BEFORE INCOME TAXES                                 4,133,389          2,740,446          7,412,387          4,956,756
Income tax expense                                        (1,364,018)          (947,092)        (2,135,773)        (1,713,371)
                                                       -------------      -------------      -------------      -------------
NET INCOME                                             $   2,769,371      $   1,793,354      $   5,276,614      $   3,243,385
                                                       =============      =============      =============      =============

BASIC EARNINGS PER SHARE                               $        0.24      $        0.17      $        0.46      $        0.30
                                                       =============      =============      =============      =============
DILUTED EARNINGS PER SHARE                             $        0.23      $        0.16      $        0.43      $        0.29
                                                       =============      =============      =============      =============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                      11,390,124         10,762,939         11,411,189         10,756,554
                                                       =============      =============      =============      =============

DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                      12,154,675         11,403,487         12,237,931         11,338,233
                                                       =============      =============      =============      =============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                              CAPITAL
                                                                      COMMON STOCK           IN EXCESS      RETAINED EARNINGS/
                                                            -----------------------------     OF PAR           (ACCUMULATED
                                                               SHARES            AMOUNT        VALUE             DEFICIT)
                                                            ------------      -----------  -------------    ------------------
BALANCE, JUNE 30, 2002                                        10,748,455      $    10,748  $  67,289,436      $  (5,585,885)
   Exercise of stock options                                     618,520              619      6,091,865
   Tax benefit from exercise of stock options                                                  2,599,494
   Stock options granted to non-employee                                                         375,550
   Net income                                                                                                     8,786,335
   Foreign currency translation adjustment
   Change in unrealized gain on investments (net of tax)

   Comprehensive income



                                                            ------------      -----------  -------------      -------------
BALANCE, JUNE 30, 2003                                        11,366,975           11,367     76,356,345          3,200,450
                                                            ------------      -----------  -------------      -------------
   Exercise of stock options                                      98,879               99      1,317,691
   Stock repurchase (See Note 5)                                (140,500)            (141)    (2,998,133)
   Tax benefit from exercise of stock options                                                    442,558
   Stock options granted to non-employee                                                          11,378
   Net income                                                                                                     5,276,614
   Foreign currency translation adjustment
   Change in unrealized loss on investments (net of tax)

   Comprehensive income
                                                            ------------      -----------  -------------      -------------
BALANCE, DECEMBER 31, 2003 (Unaudited)                        11,325,354      $    11,325  $  75,129,839      $   8,477,064
                                                            ============      ===========  =============      =============


                                                              ACCUMULATED
                                                                 OTHER
                                                             COMPREHENSIVE     COMPREHENSIVE
                                                             (LOSS)/INCOME         INCOME             TOTAL
                                                            ---------------    -------------      -------------
BALANCE, JUNE 30, 2002                                      $    (147,258)                        $  61,567,041
   Exercise of stock options                                                                          6,092,484
   Tax benefit from exercise of stock options                                                         2,599,494
   Stock options granted to non-employee                                                                375,550
   Net income                                                                  $   8,786,335          8,786,335
   Foreign currency translation adjustment                         (3,257)            (3,257)            (3,257)
   Change in unrealized gain on investments (net of tax)          132,141            132,141            132,141
                                                                               -------------
   Comprehensive income                                                        $   8,915,219
                                                                               =============


BALANCE, JUNE 30, 2003                                            (18,374)                           79,549,788
                                                            -------------                         -------------
   Exercise of stock options                                                                          1,317,790
   Stock repurchase (See Note 5)                                                                     (2,998,274)
   Tax benefit from exercise of stock options                                                           442,558
   Stock options granted to non-employee                                                                 11,378
   Net income                                                                  $   5,276,614          5,276,614
   Foreign currency translation adjustment                         72,551             72,551             72,551
   Change in unrealized loss on investments (net of tax)         (188,499)          (188,499)          (188,499)
                                                                               -------------
   Comprehensive income                                                        $   5,160,666
                                                                               =============
                                                            -------------                         -------------
BALANCE, DECEMBER 31, 2003 (Unaudited)                      $    (134,322)                        $  83,483,906
                                                            =============                         =============

See notes to consolidated financial statements.

KENSEY NASH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                           ----------------------------------
                                                                                 2003               2002
OPERATING ACTIVITIES:
  Net income                                                               $    5,276,614      $    3,243,385
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                            1,961,337           1,429,463
       Tax benefit from exercise of stock options                                 442,558              48,838
  Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                                        199,771            (539,125)
       Deferred tax asset                                                       1,596,109           1,434,760
       Prepaid expenses and other current assets                                  454,726            (247,303)
       Inventory                                                                 (702,208)           (789,340)
       Accounts payable and accrued expenses                                     (366,248)            990,568
       Deferred revenue                                                           (28,891)                (50)
                                                                           --------------      --------------
        Net cash provided by operating activities                               8,833,768           5,571,196
                                                                           --------------      --------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                   (2,752,645)         (1,300,913)
  Sale of investments                                                           4,300,000          17,313,708
  Purchase of investments                                                     (19,607,411)           (176,061)
                                                                           --------------      --------------
        Net cash (used in) provided by investing activities                   (18,060,056)         15,836,734
                                                                           --------------      --------------

FINANCING ACTIVITIES:
  Repayments of long term debt                                                   (410,721)           (480,359)
  Sale of restricted investments                                                       --             386,292
  Stock repurchase                                                             (2,998,274)                 --
  Proceeds from exercise of stock options                                       1,317,790             202,850
                                                                           --------------      --------------
        Net cash (used in) provided by financing activities                    (2,091,205)            108,783
                                                                           --------------      --------------

EFFECT OF EXCHANGE RATE ON CASH                                                    72,551               4,507
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (11,244,942)         21,521,220
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 15,040,857           3,632,395
                                                                           --------------      --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    3,795,915      $   25,153,615
                                                                           ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                   $       40,600      $       82,140
                                                                           ==============      ==============
  Cash paid for income taxes                                               $                   $
                                                                           ==============      ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
  Increase in prepaid expense related to
        non-employee stock options  (See Note 4)                           $       11,378      $      375,550
                                                                           ==============      ==============


See notes to consolidated financial statements.

                             KENSEY NASH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- CONSOLIDATED FINANCIAL STATEMENTS

    BASIS OF PRESENTATION

    The consolidated balance sheet as of December 31, 2003, consolidated statements of operations for the three and six months ended December 31, 2003 and 2002, consolidated statement of stockholders' equity for the six months ended December 31, 2003 and consolidated statements of cash flows for the six months ended December 31, 2003 and 2002 of Kensey Nash Corporation (the Company) have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2003 and June 30, 2003, results of operations for the three and six months ended December 31, 2003 and 2002, stockholders' equity for the six months ended December 31, 2003 and for the year ended June 30, 2003 and cash flows for the six months ended December 31, 2003 and 2002 have been made.

    Certain information and footnote disclosures normally included in the Company's annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements filed with the Securities and Exchange Commission (SEC) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of operating results for the full year.

    Certain reclassifications have been made to prior period balances to conform to the current period presentation.

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash GmbH. All intercompany transactions and balances have been eliminated. The Company was incorporated in Delaware on August 6, 1984. Kensey Nash Holding Company, incorporated in Delaware in January 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash GmbH, incorporated in Germany in January 2002, was formed for the purpose of European sales and marketing of the TriActiv(R) Balloon Protected Flush Extraction System (the TriActiv) which was commercially launched in Europe in May 2002.

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

    CASH, CASH EQUIVALENTS AND INVESTMENTS

    Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months. The Company's investment portfolio consists primarily of high quality U.S. government, municipal and corporate obligations with maturities ranging from 2-14 years. Also, the portfolio includes certain municipal variable rate demand obligations that have maturities ranging from 7 to 30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. The portfolio includes only available for sale marketable securities with secondary or resale markets. See Comprehensive Income below for the treatment of unrealized holding gains and losses.

    EXPORT SALES

    There were $60,490 and $217,684 in export sales from the Company's U.S. operations to unaffiliated customers in Europe in the three and six months ended December 31, 2003, respectively. Export sales for the three and six months ended December 31, 2002 were $22,190 and $188,746, respectively.

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

    STOCK-BASED COMPENSATION

    Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options with an exercise price equal to the fair market value of the Company's common stock at the date of grant. Options granted to non-employees, as defined under SFAS 123, are recorded as compensation expense. The Company did not grant any options to non-employees during the three months ended December 31, 2003. See Note 4 for options granted to non-employees in July 2003 and October 2002.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148). The Company implemented the "disclosure only" provisions of SFAS No. 148 in the quarter ended December 31, 2002. Accordingly, no compensation cost has been recognized for the Company's two stock option plans. Had compensation cost for the plans been determined based on the fair market value of the options at the grant date, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net income and earnings per share for the three and six months ended December 31, 2003 and 2002 would have been reduced to the pro forma amounts below:

                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               DECEMBER 31,                          DECEMBER 31,
                                                    ---------------------------------     ---------------------------------
                                                         2003               2002               2003                 2002
Net income, as reported                             $    2,769,371     $    1,793,354     $    5,276,614     $    3,243,385
   Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                             (350,209)          (464,444)          (701,325)          (904,285)
                                                    --------------     --------------     --------------     --------------
Pro forma net income                                $    2,419,162     $    1,328,910     $    4,575,289     $    2,339,100
                                                    ==============     ==============     ==============     ==============

Earnings per share:
   Basic - as reported                              $         0.24     $         0.17     $         0.46     $         0.30
                                                    ==============     ==============     ==============     ==============
   Basic - pro forma                                $         0.21     $         0.12     $         0.40     $         0.22
                                                    ==============     ==============     ==============     ==============
   Diluted - as reported                            $         0.23     $         0.16     $         0.43     $         0.29
                                                    ==============     ==============     ==============     ==============
   Diluted - pro forma                              $         0.20     $         0.12     $         0.37     $         0.21
                                                    ==============     ==============     ==============     ==============

    COMPREHENSIVE INCOME

    The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive income (loss) is shown in the consolidated statements of stockholders' equity at December 31, 2003 and June 30, 2003, and is comprised of unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments. The tax effect of other comprehensive income for the six months ended December 31, 2003 and for the fiscal year ended June 30, 2003 was $97,106 and $68,073, respectively.

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

    NEW ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements. FIN 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN 46 applies immediately to variable interest entity's created after January 31, 2003, and must be applied in the first period ending after December 15, 2003 for entities in which an enterprise holds a variable interest entity that is acquired before February 1, 2003. The Company is not affiliated with a variable interest entity and will adopt the provisions of FIN 46 at such time as they become applicable to the Company.

    In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106 (SFAS 132 revised), which improves financial statement disclosures for defined benefit plans. The change replaces existing FASB disclosure requirements for pensions and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The project was initiated by the FASB in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. The guidance is effective for fiscal years ending after December 15, 2003, and for the first fiscal quarter of the year following initial application of the annual disclosure requirements. The Company's adoption of SFAS 132 revised is not expected to have a material impact on the Company's financial position or results of operation.

NOTE 2 -- INVENTORY

    Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of materials utilized in the processing of the Company's products and was as follows:

                         DECEMBER 31,       JUNE 30,
                             2003             2003
                         ------------     ------------
Raw materials            $  2,857,880     $  2,109,149
Work in process               527,196          765,388
Finished goods                798,454          606,785
                         ------------     ------------

Total                    $  4,183,530     $  3,481,322
                         ============     ============

NOTE 3 -- DEBT

    On September 1, 2000, in conjunction with the acquisition of THM Biomedical, the Company incurred a note payable in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation was due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's then available borrowing rate of 7.5%) of $3,833,970 was recorded as a liability on the Company's consolidated financial statements, with a remaining balance of $645,415 as of December 31, 2003, of which the entire amount was current at December 31, 2003. During the quarter ended March 31, 2003, the Company repaid certain debt holders, thereby reducing the Company's remaining quarterly installments to $223,256 through September 30, 2004.

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

    The Company calculated the fair value of these non-employee options in accordance with SFAS No.123, as $375,550 and $11,378 for the October 2002 and July 2003 grants, respectively, using the Black-Scholes option-pricing model. These amounts were recorded as prepaid consulting expense and increases to additional paid in capital in the quarters ended December 31, 2002 and September 30, 2003, respectively. The prepaid expense is being amortized to research and development expense over the terms of the agreements. Accordingly, $20,200 and $40,400 was recorded as a component of research and development expense for the three and six months ended December 31, 2003, respectively.

NOTE 5 -- STOCK REPURCHASE PROGRAM

    On October 23, 2003, the Company announced that its board of directors had approved a program to repurchase up to 400,000 of its issued and outstanding shares of Common Stock over six months from the date of the board approval. The Company is financing the repurchases using its available cash.

    In the second quarter of fiscal year 2004, the Company repurchased and retired 140,500 shares of common stock under the program for approximately $3.0 million.

    The Company plans to continue to repurchase its shares for cash, from time to time in the open market, through block trades or otherwise. The repurchase program does not require the Company to purchase any specific dollar value or number of shares. Any purchases under the program will depend on market conditions and may be commenced or suspended at any time or from time to time without prior notice.

NOTE 6 -- INCOME TAXES

    As of June 30, 2003, the company had net operating loss (NOL) carryforwards for state tax purposes totaling $20.0 million, which will expire through 2013. In addition, the Company had a foreign NOL of $0.3 million as of June 30, 2003, which will not expire.

    During the quarter ended September 30, 2003, the Company recorded a qualified research and development tax credit of approximately $310,000. This was in addition to the $1.5 million tax credit recorded in the fourth quarter of fiscal 2003. In connection with this research and development tax credit, the Company recorded an additional $50,500 of professional service fees as a component of selling, general and administrative expenses during the quarter ended September 30, 2003.

NOTE 7 -- RETIREMENT PLAN

    The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. Effective October 1, 1999, the Company implemented a 25% discretionary matching contribution, on up to 6% of an employee's total compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three and six months ended December 31, 2003 was $35,064 and $66,418, respectively. In the three and six months ended December 31, 2002 employer contributions were $27,121 and $52,933, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included in this report and our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

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

Additionally, we have developed the TriActiv(R) Balloon Protected Flush Extraction System (the TriActiv), a device designed to provide embolic protection during diseased saphenous vein graft (SVG) treatment. This market opportunity is currently estimated at $300 million annually. The TriActiv was commercially launched in Europe in May 2002 and is in clinical trials in the United States. Future generations of the TriActiv currently in development and in clinical trials are being designed to address additional markets. These future applications are expected to include the treatment of diseased carotid and native coronary arteries and acute myocardial infarction (AMI) (a heart attack). Industry estimates indicate that the addition of these applications broadens the potential market for the TriActiv platform to over $1 billion.

We also have significant experience in designing, developing, manufacturing and processing proprietary biomaterials products for the orthopaedics (sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care markets. We intend to continue to leverage our proprietary knowledge and expertise in all of these markets to develop new products and technologies and to explore additional applications for our existing products.

Revenues. Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales is comprised of sales of absorbable biomaterials products and the TriActiv.

         Biomaterials. The biomaterials component of net sales, which comprises 99% of total net sales, represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics (sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The two most significant components of our biomaterials sales are the absorbable components of the Angio-Seal supplied to St. Jude Medical and our orthopaedic product sales. For fiscal 2003, the Angio-Seal components and orthopaedic products represented 54% and 42% of our total biomaterial sales, respectively. For the three and six months ended December 31, 2003, the Angio-Seal components represented 39% and 41%, respectively, and orthopaedic products represented 58% and 55%, respectively, of our total biomaterials sales. The decline in the Angio-Seal components as a percentage of total biomaterials sales is related to the on-going transition of the manufacture of the absorbable polymer anchor from us to St. Jude Medical (based on discussions with St. Jude Medical we believe their current plans are for us to remain a supplier of approximately 20% of the future anchor requirements for the Angio-Seal) offset by increases in sales of the collagen component related to increased sales volume of the Angio-Seal device. We will continue to supply the collagen component of the device under a three year contract with St. Jude Medical, which currently expires in December 2005. The increase in our orthopaedic products' sales as a percentage of total biomaterials sales is primarily related to the growth of sales to one customer, Arthrex, Inc., a privately held orthopaedic products company, which represented 36% of total biomaterials sales for the year ended June 30, 2003 and 53% and 49%, respectively, for the three and six months ended December 31, 2003. We expect the growth in our overall biomaterials sales, which was 25% and 33% in the three and six months ended December 31, 2003 over the comparable periods in 2002, will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products. Due to this greater acceptance, we have been able to expand our biomaterials customer and product base by initiating new partnerships within the medical device industry as well as expanding the product lines for our current customers.

         TriActiv. The TriActiv was commercially launched in Europe in the fourth quarter of fiscal 2002. We are selling direct to the market in Germany and through distributors throughout the rest of Europe. We had entered into distribution agreements for sales in the United Kingdom, Ireland, Switzerland, Austria, and Italy as of December 31, 2003 and are in the process of identifying distributors for additional markets in Europe and Asia. While the TriActiv sales were less than 1% of our total sales for the three and six months ended December 31, 2003, we anticipate the TriActiv will become a more significant component of net sales in the fourth quarter of fiscal 2004 and beyond as we gain new customers in the European markets, introduce new versions and applications of the product and launch the product in the U.S. market. We currently anticipate commercial launch of the TriActiv in the U.S. by the end of the first quarter of fiscal 2005.

         We received European Community approval (CE Mark) to market the second generation TriActiv device, the TriActiv(R) FX Embolic Protection System (the TriActiv FX), in November 2003. This second generation device incorporates several important ease of use design enhancements including an integrated, fully disposable flush and extraction system, a new balloon inflator that simplifies catheter exchanges during the procedure, and a monorail flush catheter to enhance device usage and reduce procedure time. We expect to initiate marketing of the TriActiv FX in the first quarter of fiscal 2005.

Research and Development Revenue. Research and development revenue was derived from a National Institute of Standards and Technology (NIST) grant and a National Institute of Health (NIH) grant in the three and six months ended December 31, 2003. In November 1999, we received our first NIST grant. Since that time we have been awarded a second NIST grant and an NIH grant. Under the first NIST grant, a $1.2 million grant over a three year period, we were researching cartilage regeneration utilizing our porous tissue matrix (PTM) technology. Although we continue to independently develop this technology, we received all remaining funds under this grant in our second quarter of fiscal 2003. In October 2001 we received the second NIST grant, a $1.9 million grant over a three year period, under which we are researching a synthetic vascular graft, also utilizing our PTM technology. This project is expected to continue through early fiscal 2005. In January 2003, we received the NIH grant, a $100,000 grant over a one year period, under which we are researching sustained or controlled release of chemotherapeutic drugs for the treatment of breast cancer utilizing our PTM technology. This grant was completed in early fiscal 2004. As with the NIST grant for cartilage regeneration, we are continuing to develop this drug delivery technology for commercial use and to support our expectations for future grant applications.

Royalty Income. We receive a royalty on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow as St. Jude Medical continues to expand its sales and marketing efforts, including its launch of the Angio-Seal product line in the Japanese market, and releases future generations of the Angio-Seal system, including its recent launch of the Self Tightening Suture (STS) Plus version of the device in the U.S. and Europe. As a result, we expect that royalty income will continue to be a significant source of revenue. Our current royalty rate is 9%. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our License Agreements during the fiscal quarter ended December 31, 2000, when a cumulative one million Angio-Seal units had been sold. There will be one further decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. We anticipate that this final rate reduction will occur early in the fourth quarter of our fiscal 2004. As of December 31, 2003 approximately 3.6 million Angio-Seal units had been sold.

Cost of Products Sold. We have experienced an increase in gross margin during the three and six months ended December 31, 2003 over the comparable periods in 2002, reflecting the higher volume of our sales of biomaterials products. This increased volume has resulted in greater manufacturing efficiencies and lower unit costs. We anticipate the gross margin on our biomaterials products will continue to improve with continued increases in sales volume. This increase in gross margin will be partially offset by lower gross margins associated with the TriActiv, as we expect margins on early sales to be lower than the biomaterials margins due to the start-up nature of the manufacturing process and low volume. As a result of this change in product mix for fiscal 2004, we believe our total gross margin will be only slightly improved over fiscal 2003. As volumes increase and the manufacturing process matures for the TriActiv, we expect the gross margin on the product and overall company gross margins to increase.

Research and Development Expenses. Research and development expenses consist of expenses incurred for the development of our proprietary technologies, such as the TriActiv, absorbable and nonabsorbable biomaterials products and technologies and other development programs, including expenses under the NIST and NIH programs. In December 2001, we began our TriActiv U.S. pivotal clinical study, a planned 500-800 patient randomized trial at up to 80 sites around the U.S as well as sites in Europe. We anticipate completion of enrollment in the trial and subsequent submission to the Food and Drug Administration (FDA) for 510(k) approval, the approval to market the device in the U.S., in time for a commercial launch of the product in the first quarter of fiscal 2005. In addition, we completed a six patient pilot study, the TRACER study, on the carotid artery application for the TriActiv in September 2003. This study was completed at one clinical site in Costa Rica. The TriActiv carotid application device was successfully used to provide protection from potential stroke-causing emboli by actively removing debris during carotid stenting procedures. We plan to begin enrollment in a CE Mark study for the TriActiv carotid application by the end of fiscal 2004. While we currently have trials ongoing for the SVG and carotid arteries and plan to initiate studies for additional applications of the device, we cannot make any assurances as to the successful completion of these trials and subsequent regulatory approval for the TriActiv in the U.S. or in Europe.

Clinical efforts in pursuit of FDA approval and continuing development of the TriActiv, as well as our continued development of proprietary biomaterials products and technologies, require significant research and development spending. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv in the U.S., and explore opportunities for other indications related to the TriActiv as well as our other technologies, including the continued development of proprietary biomaterials technologies. While we believe research and development expense will increase in absolute dollars, we believe that it will decrease as a percentage of total revenue so long as our revenue continues to grow at a faster pace than the expenses. Research and development expense was 33% of total revenue for fiscal 2003 and 31% and 32%, of total revenue, respectively, for the three and six months ended December 31, 2003.

Selling, General and Administrative. Selling, general and administrative expenses include general and administrative costs, including activities of our finance, human resource and business development departments, as well as costs related to the sales and marketing of our products. The costs of our patent litigation are also included within selling, general and administrative expenses. The general and administrative component of selling, general and administrative expenses has increased over the same period in 2002. This increase is a result of the overall growth of our business as well as expenses incurred related to compliance with new SEC and corporate governance regulations. The sales and marketing component of selling, general and administrative expenses has increased over the same period in 2002. This increase relates to increased sales efforts for the TriActiv in Europe, which was commercially launched in May 2002, and the move toward commercialization of the TriActiv in the U.S. In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv, which allows commercial sale of the product in the European Union. Effective January 2002, we established a subsidiary in Germany, Kensey Nash Europe GmbH, and hired a Vice President of European sales. We have established a European sales and marketing team, which currently consists of three clinical specialists and four sales people, and will continue to add personnel to this team as we believe is required to meet our clinical and sales goals. This team is selling the product direct in the German market and supports our distributor relationships in the rest of Europe. We have entered into distribution agreements for sales of the TriActiv in the United Kingdom, Ireland, Switzerland, Austria and Italy as of December 31, 2003 and are in the process of identifying distributors for the rest of Europe and in Asia. We anticipate sales and marketing expenses will continue to increase as we prepare for U.S. commercial launch. We also continue to evaluate opportunities for commercialization of the TriActiv in the United States and to expand the marketing efforts for our biomaterials business.

CRITICAL ACCOUNTING POLICIES

Our "critical accounting policies" are those that require application of management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. It is not intended to be a comprehensive list of all of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result. We have identified the following as our critical accounting policies: revenue recognition, accounting for stock-based compensation, allowance for doubtful accounts, inventory, and income taxes.

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

Stock-Based Compensation. We account for stock-based compensation costs under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148 which permits (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We account for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we have not recognized any compensation expense for options granted to employees. We account for stock-based awards to non-employees using the fair value method in accordance with SFAS No. 123, which requires using the Black-Scholes option-pricing model to determine the fair value of the option at the original grant date. Options granted to non-employees, as defined under SFAS 123, (as amended by SFAS No.

148) and Emerging Issues Task Force (EITF) 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services", are recorded as expense over the service period. We did not grant any options to non-employees for the three months ended December 31, 2003. See Note 4 for options granted to non-employees in July 2003 and October 2002.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated due to uncollectibility. We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, significant one-time events and historical experience with each customer. Also, we record additional reserves for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to specific customers change, our estimates of the recoverability of receivables would be adjusted.

Inventory. Our inventory is stated at the lower of cost or market. Adjustments to inventory are made at the individual part level for estimated excess, obsolescence or impaired balances, to reflect inventory at the lower of cost or market. Factors influencing these adjustments include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if any of these factors differ from our estimates.

Income Taxes. Our estimated effective tax rate includes the impact of certain research and development tax credits, accelerated depreciation credits and assumptions related to stock option exercise activity. Material changes in or differences from our estimates of these three factors could impact our estimate of our effective tax rate.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

The following table summarizes our operating results for the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

                                                    THREE MONTHS ENDED                        PERCENT
                                 ------------------------------------------------------       CHANGE
                                                   % OF                         % OF       PRIOR PERIOD
                                 DECEMBER 31,      TOTAL      DECEMBER 31,      TOTAL       VS. CURRENT
($ MILLIONS)                         2003        REVENUES        2002         REVENUES        PERIOD
                                 ------------   ----------   ------------    ----------    ------------
Total Revenues                     $   13.7          100%     $   10.5          100%           30%
Net Sales                          $    8.0           59%     $    6.4           61%           26%
Research & Development
Revenue                            $    0.1            1%     $    0.2            2%          (56)%
Royalty Income                     $    5.6           40%     $    3.9           37%           42%
Cost of Products Sold              $    3.5           26%     $    2.9           28%           21%
Research & Development
Expense                            $    4.2           31%     $    3.5           33%           23%
Selling, General &
Administrative Expense             $    2.1           15%     $    1.6           15%           27%
Interest Income                    $    0.3            2%     $    0.3            3%            9%

Total Revenues. Total revenues increased 30% to $13.7 million in the three months ended December 31, 2003 from $10.5 million in the three months ended December 31, 2002.

         Net Sales. Net sales of products increased 26% to $8.0 million from $6.4 million for the three months ended December 31, 2003 and 2002, respectively as we continued to increase sales to existing customers and expand sales to new customers. These increases were primarily attributable to increased sales of our orthopaedic products. Orthopaedic sales increased 121% to $4.6 million from $2.1 million for the three months ended December 31, 2003 and 2002, respectively. These sales were offset by a decrease in our cardiology biomaterial product sales. Cardiology biomaterial sales decreased by 18% to $3.2 million from $3.9 million for the three months ended December 31, 2003 and 2002. As discussed above, this decrease was expected and related to sales of the polymer anchor component of the Angio-Seal product which declined to $1.0 million from $1.6 million for the three months ended December 31, 2003 and 2002, respectively. We believe several factors will more than compensate for the decline in sales of this one component, as demonstrated in our second quarter of fiscal 2004. These factors are the growth in our orthopaedic sales, continued growth in Angio-Seal device sales, which should result in increased collagen plug component sales, and growth in sales to our other existing biomaterials customers as well as the addition of new customers. Net sales for the three months ended December 31, 2003 and December 31, 2002 consisted almost entirely of biomaterials sales, as the TriActiv sales were less than 1% of total sales in both periods.

         Research and Development Revenues. Research and development revenues decreased 56% to $92,000 from $208,000 for the three months ended December 31, 2003 and 2002, respectively. The revenues for the three months ended December 31, 2003 consist of amounts generated under our NIST vascular graft grant and our NIH grant. The revenues for the three months ended December 31, 2002 consisted of amounts generated under our NIST cartilage and vascular graft grants. The decrease from the prior year primarily reflected the completion of the NIST cartilage grant in October 2002, which resulted in an $88,000 decrease from the comparable period in the prior year. Also contributing to the decrease was a decrease in reimbursements under the synthetic vascular graft grant which generated $90,000 in revenue for the three months ended December 31, 2003 compared to $120,000 for the three months ended December 31, 2002. This decrease was attributable to the timing of animal studies which are a significant component of the total reimbursement under the grant. Specifically, an animal study concluded prior to the second quarter of fiscal 2004 and another animal study is expected to start in the third fiscal quarter of 2004, in contrast to the second quarter of fiscal 2003 where an animal study was being conducted throughout that quarter. The NIH breast cancer drug delivery grant was received in January 2003, this contributed $0 in revenue in the three months ended December 31, 2002 and only $2,000 in revenue for the three months ended December 31, 2003. This project concluded in October 2003.

         Royalty Income. Royalty income increased 42% to $5.6 million from $3.9 million in the three months ended December 31, 2003 and 2002, respectively. This increase reflected a greater number of units sold as well as an increase in the average selling price for the Angio-Seal. Royalty units increased 41% as approximately 329,000 Angio-Seal units were sold to end-users during the three months ended December 31, 2003 compared to approximately 234,000 units sold during the three months ended December 31, 2002. The average worldwide selling price has increased to $187 from $185 in the three months ended December 31, 2003 and 2002, respectively. We believe that these increases are due to St. Jude Medical's continued sales and marketing efforts, increased adoption of vascular closure devices and the launch in January 2002 of the STS platform, a new generation of the Angio-Seal product line (commanding a premium price over the previous version of the device), all resulting in market share gains and increased sales dollars for the entire Angio-Seal product line in the U.S., Japan and the European markets.

Cost of Products Sold. Cost of products sold increased 21% to $3.5 million in the three months ended December 31, 2003 from $2.9 million in the three months ended December 31, 2002. Despite the overall increase in cost of products sold, gross margin increased 200 basis points, from 54% to 56%, in the three months ended December 31, 2002 and 2003, respectively, reflecting the higher margins on our biomaterials products, manufacturing efficiencies and greater production volumes, resulting in a decrease in per unit costs.

Research and Development Expenses. Research and development expenses increased 23% to $4.2 million in the three months ended December 31, 2003 compared to $3.5 million in the three months ended December 31, 2002. This increase was attributable to our continued development efforts on the TriActiv, including clinical trial expenses. While research and development expenses continued to increase in dollars, they decreased as a percentage of total revenue to 31% from 33% for the three month periods ended December 31, 2003 and December 31, 2002, respectively. Research and development expenses related to the TriActiv increased $529,000, or 23%, to $2.8 million in the three months ended December 31, 2003 from $2.3 million in the three months ended December 31, 2002. This increase was attributable primarily to direct clinical trial expenses, which increased $306,000 and product testing to support continued development on both the current TriActiv device as well as future applications of the device, including the TriActiv FX, of $149,000. In addition, there was an increase in personnel expenses, including travel, of $27,000 and facility costs of $41,000, both of which to support the growth in the development efforts of TriActiv. We also continued our development efforts on our biomaterials products, including our work under the second NIST grant and the conclusion of the NIH grant. Biomaterials-related spending increased $254,000, or 22%, to $1.4 million in the three months ended December 31, 2003 from $1.2 million in the three months ended December 31, 2002 related primarily to increases in personnel costs totaling $128,000, professional and consulting fees totaling $54,000 and facility costs of $61,000 to support our continued development of potential new products and processes for our current and prospective customers. We expect research and development expenses to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 27% to $2.1 million in the three months ended December 31, 2003 from $1.6 million in the three months ended December 31, 2002. This increase was primarily the result of increased sales and marketing expenses, which increased $320,000 to $999,000 in the three months ended December 31, 2003 from $678,000 in the three months ended December 31, 2002. This increase related partially to the TriActiv European sales and marketing efforts, which increased $272,000 primarily due to personnel cost increases totaling $122,000, travel and convention expense increases totaling $44,000 and $88,000 related to a clinical study in support of reimbursement of the product in Europe. The clinical study expenses were $191,000 and $104,000 in the three months ended December 31, 2003 and 2002, respectively. The increase in sales and marketing expenses was also related to pre-launch efforts in the U.S. Sales and marketing expenses in the U.S. increased $49,000 in the year over year periods related to an increase in salaries for additional personnel totaling $45,000. In addition, general and administrative expenses increased $117,000 to $1,074,000 in the three months ended December 31, 2003 from $956,000 in the three months ended December 31, 2002. This increase was partially attributable to a $49,000 increase in personnel expense as well as professional service and public company expenses, including audit, legal, D&O insurance, board of directors' costs, and SEC filing fees, which increased $118,000 primarily as a result of new SEC and governmental regulations in addition to our continued growth. These increases were offset by an $83,000 decrease in the allowance for doubtful accounts. We were carrying a receivables reserve for an amount due from a company that had filed for bankruptcy. The reserve represented approximately 50% of the customer's balance at the time they filed for bankruptcy. The outstanding balance has since been paid and the reserve was no longer required.

Net Interest Income. Interest expense decreased 52% to $20,000 in the three months ended December 31, 2003 from $42,000 in the three months ended December 31, 2002. This decrease was the result of a lower principal balance on the Acquisition Obligation as we continued to make the required quarterly payments and as a result of the early repayment to certain debt holders. Interest income increased by 9% to $291,000 in the three months ended December 31, 2003 from $267,000 in the three months ended December 31, 2002. Although our cash and investment balances have increased by 36%, this increase was almost entirely offset by lower interest rates.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

The following table summarizes our results for the six months ended December 31, 2003 compared to the six months ended December 31, 2002.

                                                SIX MONTHS ENDED                         PERCENT
                             ------------------------------------------------------       CHANGE
                                              % OF                                     PRIOR PERIOD
                             DECEMBER 31,     TOTAL      DECEMBER 31,    % OF TOTAL    VS. CURRENT
($ MILLIONS)                     2003        REVENUES        2002         REVENUES        PERIOD
                             ------------   ----------   ------------    ----------    ------------
Total Revenues                $   26.1          100%     $   19.4          100%           34%
Net Sales                     $   15.4           59%     $   11.5           59%           33%
Research & Development
Revenue                       $    0.3            1%     $    0.4            2%          (10)%
Royalty Income                $   10.4           40%     $    7.6           39%           38%
Cost of Products Sold         $    6.9           26%     $    5.3           27%           29%
Research & Development
Expense                       $    8.3           32%     $    6.6           32%           27%
Selling, General &
Administrative Expense        $    4.0           15%     $    3.2           16%           26%
Interest Income               $    0.6            2%     $    0.7            4%          (16)%

Revenues. Revenues increased 34% to $26.1 million in the six months ended December 31, 2003 from $19.4 million in the six months ended December 31, 2002.

         Net Sales. Net sales of products increased 33%, to $15.4 million from $11.5 million for the six months ended December 31, 2003 and 2002, respectively. These increases were primarily attributable to increased sales of our orthopaedic products. Orthopaedic sales increased 120% to $8.4 million from $3.8 million for the six months ended December 31, 2003 and 2002, respectively. These sales were offset in part by a decrease in our cardiology product sales. Cardiology sales decreased by 6% to $6.3 million from $6.7 million for the six months ended December 31, 2003 and 2002. As discussed above, this decrease was expected and relates to sales of the anchor component of the Angio-Seal product, which declined to $1.8 million from $2.8 million for the six months ended December 31, 2003 and 2002, respectively. Net sales for the six months ended December 31, 2003 and December 31, 2002 consisted almost entirely of biomaterials sales, as TriActiv sales were less than 1% of total sales in both periods.

         Research and Development Revenues. Research and development revenues decreased 10% to $327,000 from $365,000 for the six months ended December 31, 2003 and 2002, respectively. The revenues for the six months ended December 31, 2003 consisted of amounts generated under our NIST vascular graft grant and our NIH grant. In the prior year, revenues were generated under the NIST articular cartilage and vascular graft development grants. The decrease from the prior year period primarily reflected the completion of the NIST cartilage grant in October 2002, which resulted in a $193,000 decrease from the comparable period in the prior year. Offsetting this decrease was an increase of 59% in the synthetic vascular graft which generated $273,000 in revenue for the six months ended December 31, 2003 compared to $172,000 for the six months ended December 31, 2002. Also contributing to the revenue was our NIH breast cancer drug delivery grant. This grant contributed no revenue in the six months ended December 31, 2002 and $54,000 in revenue for the six months ended December 31, 2003. This project concluded in October 2003.

         Royalty Income. Royalty income increased 38% to $10.4 million from $7.6 million in the six months ended December 31, 2003 and 2002, respectively. Royalty units increased 38% as approximately 617,000 Angio-Seal units were sold to end-users during the six months ended December 31, 2003 compared to approximately 448,000 units sold during the six months ended December 31, 2002. We believe that these increases were due to St. Jude Medical's continued sales and marketing efforts, increased adoption of vascular closure devices and the launch in January 2002 of the STS platform, a new generation of the Angio-Seal product line (commanding a premium price over the previous version of the device), all resulting in market share gains and increased sales dollars for the entire Angio-Seal product line in the U.S., Japan and the European markets.

Cost of Products Sold. Cost of products sold increased 29% to $6.9 million in the six months ended December 31, 2002 from $5.3 million in the six months ended December 31, 2002. While overall cost of products sold increased, gross margin also increased to 55% from 54%. This increase reflected a favorable product mix within our biomaterials products, in addition to, manufacturing efficiencies and greater production volumes, resulting in a decrease in per unit costs.

Research and Development Expenses. Research and development expenses increased 27% to $8.3 million in the six months ended December 31, 2003 from $6.6 million in the six months ended December 31, 2002. This increase was mainly attributable to our continued development efforts on the TriActiv system, including clinical trial expenses. Research and development expenses as a percentage of revenue decreased from 34% to 32% for the six month period ended December 31, 2002 and December 31, 2003, respectively. Research and development expense related to the TriActiv increased $1.1 million, or 25%, to $5.3 million in the six months ended December 31, 2003 from $4.3 million in the six months ended December 31, 2002. This increase was attributable primarily to direct clinical trial expenses, which increased $760,000, and product testing and facility costs to support continued development on both the current TriActiv device as well as future applications of the device, including the TriActiv FX, of $305,000. We also continued our development efforts on our biomaterials products, including our work under the NIST grant and the conclusion of the NIH grant. Biomaterials-related spending increased $694,000, or 30%, to $3.0 million in the six months ended December 31, 2003 from $2.3 million in the six months ended December 31, 2002 related primarily to increases in personnel costs totaling $210,000, operational supplies and facility costs totaling $354,000 and professional and consulting fees totaling $110,000, all to support our continued development of potential new products and processes for our current and prospective customers.

Selling, General and Administrative. Selling, general and administrative expense increased 26% to $4.0 million in the six months ended December 31, 2003 from $3.2 million in the six months ended December 31, 2002. This increase was primarily the result of sales and marketing expenses, which increased to $602,000 in the six months ended December 31, 2003 from $1.3 million in the six months ended December 31, 2002. This increase related partially to the TriActiv European sales and marketing efforts which increased $479,000 primarily due to personnel increases totaling $192,000, travel and convention expenses totaling $59,000 and $209,000 related to a clinical study to support reimbursement of the product in Europe, on which expenses were $339,000 and $130,000 in the six months ended December 31, 2003 and 2002, respectively. The increase in sales and marketing expenses was also related to U.S. pre-launch efforts on the TriActiv. U.S. sales and marketing expenses increased $123,000 in the year over year periods related to an increase in salaries for additional personnel totaling $93,000 and $22,000 for convention expenses. In addition, general and administrative expenses increased 12%, or $225,000, to $2.1 million in the six months ended December 31, 2003 from $1.9 million in the six months ended December 31, 2002. This increase was attributable a $62,000 increase in personnel costs as well as professional services and public company expenses, including legal fees, D&O insurance, board of directors costs and SEC filing fees, which increased $200,000 as a result of new SEC and governmental regulations in addition to our continued growth. In addition, we incurred a $134,000 increase in audit and tax fees caused by an overall increase in audit fees and a $50,500 professional service fee relating to the completion of a research and development tax credit project that began in the fourth quarter of our fiscal year ended June 30, 2003. This increase was more than offset by a $216,000 decrease in the allowance for doubtful accounts. We were carrying a receivables reserve for an amount due from a company that had filed for bankruptcy. The reserve represented approximately 50% of the customer's balance at the time it filed for bankruptcy. The outstanding balance has since been paid and the specific reserve was no longer needed.

Net Interest Income. Interest expense decreased 53% to $41,000 in the six months ended December 31, 2003 from $86,000 in the six months ended December 31, 2002. This decrease was the result of a lower principal balance on the Acquisition Obligation, as we continued to make the required quarterly payments. Interest income decreased to $581,000 in the six months ended December 31, 2003 from $688,000 in the six months ended December 31, 2002. Although our cash and investment balances increased, this increase was more than offset by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $52.1 million at December 31, 2003 up $3.7 million from our balance of $48.4 million as of our fiscal year ended June 30, 2003.

Net cash provided by our operating activities was $8.8 million and $5.6 million in the six months ended December 31, 2003 and 2002, respectively. In the six months ended December 31, 2003, changes in asset and liability balances provided $1.2 million of cash. This increase in cash was primarily due to the utilization of our deferred tax asset, coupled with a reduction in prepaid and other assets partially offset by an increase in inventory. The inventory increase was due to production requirements for the second half of fiscal 2004 for biomaterials and TriActiv. Currently, we able to use our deferred tax asset to offset our federal tax liability. The decrease in our prepaid and other assets was directly attributable to the pre-payment for our clinical trial contracts, which are expensed when the service is performed. In addition we had net income of $5.3 million, a tax benefit from the exercise of stock options of $443,000 and non-cash depreciation and amortization of $2.0 million. In the six months ended December 31, 2002, changes in asset and liability balances provided $850,000 of cash, in addition to net income of $3.2 million, a tax benefit from exercise of stock options of $49,000 and non-cash depreciation and amortization of $1.4 million.

We have an $8.0 million capital spending plan for fiscal 2004, of which $2.8 million had been spent on leasehold improvements to fit-out additional leased space and to reconfigure existing space, machinery, equipment and furniture and fixtures through December 31, 2003. These expenditures were primarily related to the expansion of our research and development capabilities ($412,000), expansion and upgrade of our MIS technology ($168,000) and the continued expansion of our manufacturing capabilities for our biomaterials and the TriActiv product lines ($2.1 million). We expect our capital expenditures will be at the $8.0 million planned level by year-end.

We have a $645,000 current obligation to the former shareholders of THM, a company we acquired in September 2000. The obligation was due in equal quarterly installments of $281,250, which began on December 31, 2000 and ends on September 30, 2004. As of February 28, 2003 we had repaid certain former shareholders of THM thereby reducing our remaining quarterly installments to $223,256 through September 30, 2004. We believe we have adequate cash balances at December 31, 2003 to repay the remaining amounts under this obligation through its maturity in September 2004.

The exercise of stock options provided cash of $1.3 million for the six months ended December 31, 2003. We believe that option exercises will continue through fiscal 2004 due to the strength in our share price compared to the average exercise price of outstanding options.

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv and our biomaterials products. In addition to the potential cash requirements associated with our announced stock repurchase plan (see below), we will add additional manufacturing facilities to support the continued growth of our biomaterials business and expected commercial launch of the TriActiv. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development and costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products. There can be no assurance that we will generate cash from operations in future periods.

The terms of any future equity financing may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants that limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects, as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be available to us, or will be available to us on acceptable terms' should such a need arise.

Our estimate of the time periods for which our cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth below under the caption "Risks Related to Our Business" below, as well as under the heading "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended June 30, 2003.

RESEARCH AND DEVELOPMENT TAX CREDIT

During our first quarter fiscal 2004, we recorded a research and development tax credit of approximately $310,000. This was in addition to the $1.5 million tax credit we recorded in the fourth quarter of fiscal 2003 and represents the additional portion of the credit. The tax credit relates to our qualified research and development activities. In connection with the research and development tax credit, we recorded an additional $50,500 of professional service fees as a component of selling, general and administrative expenses during the quarter ended September 30, 2003, as discussed above. As a result of this final portion of the research and development tax credit related to prior years as well as the estimated current portion of our research and development tax credit, we estimate that our effective tax rate will be approximately 31.5% for fiscal 2004.

STOCK REPURCHASE PROGRAM

On October 23, 2003, we announced that our board of directors had approved a program to repurchase up to 400,000 of our issued and outstanding shares of Common Stock over six months from the date of the board approval. As of December 31, 2003, we repurchased and retired 140,500 shares of Common Stock and used $3.0 million of its available cash for the purchases. We intend to finance any remaining repurchases using our available cash.

We plan to continue to repurchase our shares for cash, from time to time in the open market, through block trades or otherwise. The repurchase program does not require us to purchase any specific dollar value or number of shares. Any further purchases under the program will depend on market conditions and may be commenced or suspended at any time or from time to time without prior notice.

DEBT

On September 1, 2000, we incurred an obligation in the amount of $4.5 million (the Acquisition Obligation) in conjunction with the acquisition of THM, a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues. The Acquisition Obligation was due in equal quarterly installments of $281,250, which began on December 31, 2000 and end on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon our available borrowing rate of 7.5%) of $3.9 million was recorded as a liability on our's financial statements, with a remaining balance of $645,415 as of December 31, 2003, of which the entire amount was current at December 31, 2003. During the quarter ended March 31, 2003, we had repaid certain debt holders, thereby reducing our remaining quarterly installments to $223,256 through September 2004.

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

         o        the impact of competition;

         o anticipated trends in our business and the businesses of our customers;

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

RISKS RELATED TO OUR BUSINESS

There are many risk factors that could adversely affect our business, operating results and financial condition. These risk factors, of which most have been described in detail in our Annual Report on Form 10-K under "Risk Factors", include but are not limited to:

         o our ability to successfully commercialize the TriActiv in the European Union;

         o our ability to obtain regulatory approval for the TriActiv in the United States;

         o subsequent to U.S. regulatory approval, our ability to successfully commercialize the TriActiv in the United States;

         o our reliance on revenues, both royalty income and product sales, from the Angio-Seal product line;

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

         o the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

         o        the acceptance of our products by the medical community;

         o        our dependence on key customers, vendors and personnel;

         o the use of hazardous materials, which could expose us to future environmental liabilities;

         o our ability to expand our management systems and controls to support anticipated growth;

         o potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

         o risks related to our intellectual property, including patent and proprietary rights and trademarks; and

         o risks related to our industry, including potential for litigation, ability to obtain reimbursement for our products and our products' exposure to extensive government regulation;

         o adherence and compliance with corporate governance laws, regulations and other obligations affecting our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments.

Our investment portfolio consists primarily of high quality U.S. government, municipal and corporate securities with maturities ranging from 2-14 years. Also, the portfolio includes certain municipal variable rate demand obligations that have maturities ranging from 7 to 30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy which currently provides guidance on the duration and type of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At December 31, 2003, our total portfolio consisted of approximately $48.3 million of investments. While our investments may be sold at anytime because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We had $645,415 in outstanding debt at December 31, 2003, related to the acquisition of THM. Such debt contains a fixed interest rate provision of 7.5% and is thus not subject to risk related to fluctuation in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

We are in the process of evaluating our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). Under the current SEC rules, we will be required to be in compliance with Section 404 as of June 30, 2004. Section 404 requires our management to assert that all necessary controls and procedures are in place and documented to ensure accurate financial reporting. We are currently enhancing our internal controls over financial reporting in order to accomplish compliance by June 30, 2004.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected or that we will be in compliance with Section 404 as of June 30, 2004.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2003 Annual Meeting of Stockholders was held on December 3, 2003. At the Annual Meeting, the Company's stockholders (i) elected Joseph W. Kaufmann, Harold N. Chefitz and Steven J. Lee as Class II Directors to the Company's board of directors, (ii) voted against approval of the Fourth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan and
(iii) ratified the appointment by the Company's board of directors of Deloitte & Touche LLP as the independent auditors of the Company's financial statements for the fiscal year ending June 30, 2004. The following summarizes the voting results for such actions:

                                                            Number of       Number of
                                             Number of        Votes           Votes                       Broker
                                              Votes For      Withheld        Against       Abstentions   Non-Votes
                                             ----------     ----------      ----------     ----------    ----------
  Election of Class II Directors:
       Joseph W. Kaufman                      9,336,928      1,088,069             --             --             --

       Harold N. Chefitz                      7,309,754      3,115,243             --             --             --

       Steven J. Lee                          7,365,744      3,059,253             --             --             --

  Approval of Fourth Amended and
  Restated Employee Incentive
  Compensation Plan                           3,976,193             --      4,743,536         32,823      1,672,445

  Ratification of the Appointment of
  Deloitte & Touche LLP                       7,043,042             --      3,374,776          7,179             --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         A. Exhibits.

                  10.5 Employment Agreement dated October 1, 2003, by and between Kensey Nash Corporation and Wendy F. DiCicco, CPA

                  31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

                  31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

                  32.1     Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2     Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         B. Reports on Form 8-K.

                  We filed a Form 8-K on October 15, 2003 to furnish our press release announcing our financial position and results of operations as of, and for the three month period ended September 30, 2003 (pursuant to Item 12 of Form 8-K).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KENSEY NASH CORPORATION

Date: February 17, 2004        By: /s/ Wendy F. DiCicco, CPA
                                   --------------------------------------------
                                   Wendy F. DiCicco, CPA
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)