Form 10-Q
period 2004-03-31
KENSEY NASH CORP
filed 2004-05-17
CIK 1002811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: MARCH 31, 2004

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act ). Yes X No__

         As of April 30, 2004, there were 11,471,746 outstanding shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION
                          QUARTER ENDED MARCH 31, 2004


                                      INDEX


                                                                                                               PAGE
                                                                                                               ----

PART I - FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS
                           Condensed Consolidated Balance Sheets
                             as of March 31, 2004 (Unaudited) and June 30, 2003............................      3

                           Condensed Consolidated Statements of Operations for
                             the three and nine months ended March 31, 2004
                             and 2003 (Unaudited)..........................................................      4

                           Condensed Consolidated Statements of Stockholders' Equity for the
                            nine months ended March 31, 2004 (Unaudited) and
                            for the year ended June 30, 2003...............................................      5

                           Condensed Consolidated Statements of Cash Flows
                             for the nine months ended March 31, 2004 and 2003 (Unaudited).................      6

                           Condensed Notes to Consolidated Financial Statements (Unaudited)................      7

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................     13

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................     27

         ITEM 4.   CONTROLS AND PROCEDURES.................................................................     27

PART II - OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................................     28

SIGNATURES ................................................................................................     29

EXHIBITS...................................................................................................     30

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                 MARCH 31,
                                                                                   2004                JUNE 30,
                                                                                (UNAUDITED)              2003
                                                                                ------------         ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 12,173,648         $ 15,040,857
  Investments                                                                     42,370,049           33,370,540
  Trade receivables, net of allowance for doubtful accounts of $28,483
     and $131,582 at March 31, 2004 and June 30, 2003, respectively                4,103,514            3,760,286
  Royalties receivable                                                             6,183,819            4,571,006
  Other receivables (including approximately $11,000 and $41,000 at
     March 31, 2004 and June 30, 2003, respectively, due from employees)             458,500              578,491
  Inventory                                                                        4,451,637            3,481,322
  Deferred tax asset, current portion                                                627,316            2,097,147
  Prepaid expenses and other                                                       1,725,410            2,564,179
                                                                                ------------         ------------

         Total current assets                                                     72,093,893           65,463,828
                                                                                ------------         ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements                                                           9,529,888            6,737,363
  Machinery, furniture and equipment                                              17,967,364           14,492,068
  Construction in progress                                                         1,165,016            2,927,955
                                                                                ------------         ------------

         Total property, plant and equipment                                      28,662,268           24,157,386
  Accumulated depreciation                                                       (13,275,697)         (10,757,669)
                                                                                ------------         ------------

         Net property, plant and equipment                                        15,386,571           13,399,717
                                                                                ------------         ------------
OTHER ASSETS:
  Deferred tax asset, non-current portion                                                  -            1,017,513
  Acquired patents, net of accumulated amortization of $1,619,987 and
     $1,422,718 at March 31, 2004 and June 30, 2003, respectively                  2,476,379            2,673,648
  Goodwill                                                                         3,284,303            3,284,303
                                                                                ------------         ------------

         Total other assets                                                        5,760,682            6,975,464
                                                                                ------------         ------------

TOTAL                                                                           $ 93,241,146         $ 85,839,009
                                                                                ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $  1,786,567         $  2,111,421
  Accrued expenses                                                                 3,447,534            2,926,604
  Current portion of debt                                                            434,260              836,989
  Deferred revenue                                                                   136,129              195,060
                                                                                ------------         ------------

         Total current liabilities                                                 5,804,490            6,070,074
                                                                                ------------         ------------

LONG TERM PORTION OF DEBT                                                                  -              219,147
DEFERRED TAX LIABILITY, NON-CURRENT                                                  189,142                    -
                                                                                ------------         ------------

         Total liabilities                                                         5,993,632            6,289,221
                                                                                ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized,
     no shares issued or outstanding at March 31, 2004 and June 30, 2003                   -                    -
  Common stock, $.001 par value, 25,000,000 shares authorized,
     11,340,024 and 11,366,975 shares issued and outstanding at
     March 31, 2004 and June 30, 2003,  respectively                                  11,340               11,367
  Capital in excess of par value                                                  75,395,349           76,356,345
  Retained earnings                                                               11,962,454            3,200,450
  Accumulated other comprehensive loss                                              (121,629)             (18,374)
                                                                                ------------         ------------

         Total stockholders' equity                                               87,247,514           79,549,788
                                                                                ------------         ------------

TOTAL                                                                           $ 93,241,146         $ 85,839,009
                                                                                ============         ============



See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                  MARCH 31,                                MARCH 31,
                                                     ---------------------------------         ---------------------------------
                                                         2004                 2003                 2004                2003

REVENUES:
  Net sales                                          $  9,402,745         $  7,249,690         $ 24,756,449         $ 18,765,321
  Research and development                                135,099              246,678              462,208              611,311
  Royalty income                                        6,237,616            4,171,353           16,660,906           11,725,845
                                                     ------------         ------------         ------------         ------------
           Total revenues                              15,775,460           11,667,721           41,879,563           31,102,477
                                                     ------------         ------------         ------------         ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold                                 4,275,791            3,239,491           11,155,622            8,560,081
  Research and development                              4,308,411            3,690,769           12,633,967           10,245,484
  Selling, general and administrative                   2,222,779            1,885,142            6,255,144            5,090,324
                                                     ------------         ------------         ------------         ------------
           Total operating costs and expenses          10,806,981            8,815,402           30,044,733           23,895,889
                                                     ------------         ------------         ------------         ------------

INCOME FROM OPERATIONS                                  4,968,479            2,852,319           11,834,830            7,206,588
                                                     ------------         ------------         ------------         ------------

OTHER INCOME:
  Interest income                                         270,516              266,938              851,531              954,789
  Interest expense                                        (15,225)             (34,536)             (55,825)            (120,291)
  Other  (expense) income                                  (3,286)                (501)               2,333                 (110)
                                                     ------------         ------------         ------------         ------------
           Total other income - net                       252,005              231,901              798,039              834,388
                                                     ------------         ------------         ------------         ------------
INCOME BEFORE INCOME TAXES                              5,220,484            3,084,220           12,632,869            8,040,976
Income tax expense                                     (1,735,092)          (1,125,596)          (3,870,865)          (2,838,969)
                                                     ------------         ------------         ------------         ------------
NET INCOME                                           $  3,485,392         $  1,958,624         $  8,762,004         $  5,202,007
                                                     ============         ============         ============         ============

BASIC EARNINGS PER SHARE                             $       0.31         $       0.18         $       0.77         $       0.48
                                                     ============         ============         ============         ============
DILUTED EARNINGS PER SHARE                           $       0.28         $       0.17         $       0.72         $       0.46
                                                     ============         ============         ============         ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                   11,402,803           10,814,830           11,401,459           10,775,696
                                                     ============         ============         ============         ============

DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                   12,265,534           11,556,775           12,245,510           11,403,112
                                                     ============         ============         ============         ============



See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                                                      CAPITAL       RETAINED   ACCUMULATED
                                                   COMMON STOCK     IN EXCESS      EARNINGS/      OTHER
                                                -----------------     OF PAR     (ACCUMULATED COMPREHENSIVE COMPREHENSIVE
                                                SHARES     AMOUNT      VALUE        DEFICIT)  (LOSS)/INCOME     INCOME      TOTAL
                                                                    ---------    ------------ ------------- ------------- ----------
BALANCE, JUNE 30, 2002                        10,748,455  $ 10,748 $ 67,289,436  $ (5,585,885) $ (147,258)              $61,567,041
  Exercise of stock options                      618,520       619    6,091,865                                           6,092,484
  Tax benefit from exercise of stock options                          2,599,494                                           2,599,494
  Stock options granted to non-employee                                 375,550                                             375,550
  Net income                                                                        8,786,335              $ 8,786,335    8,786,335
  Foreign currency translation adjustment                                                          (3,257)      (3,257)      (3,257)
  Change in unrealized gain on investments
    (net of tax)                                                                                  132,141      132,141      132,141
                                                                                                           -----------
  Comprehensive income                                                                                     $ 8,915,219
                                              ----------  -------- ------------  ------------  ----------- ===========  -----------
BALANCE, JUNE 30, 2003                        11,366,975    11,367   76,356,345     3,200,450     (18,374)               79,549,788
                                              ----------  -------- ------------  ------------  -----------              -----------
  Exercise of stock options                      113,549       114    1,524,091                                           1,524,205
  Stock repurchase (See Note 5)                 (140,500)     (141)  (2,998,133)                                         (2,998,274)
  Tax benefit from exercise of stock options                            501,668                                             501,668
  Stock options granted to non-employee                                  11,378                                              11,378
  Net income                                                                        8,762,004              $ 8,762,004    8,762,004
  Foreign currency translation adjustment                                                          27,905       27,905       27,905
  Change in unrealized loss on investments
    (net of tax)                                                                                 (131,160)    (131,160)    (131,160)
                                                                                                           -----------
  Comprehensive income                                                                                     $ 8,658,749
                                              ----------  -------- ------------  ------------  ----------- ===========  -----------
BALANCE, MARCH 31, 2004  (Unaudited)          11,340,024  $ 11,340 $ 75,395,349  $ 11,962,454  $ (121,629)              $87,247,514
                                              ==========  ======== ============  ============  ===========              ===========


See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------


                                                                               NINE MONTHS ENDED
                                                                                    MARCH 31,
                                                                       ---------------------------------
                                                                           2004                 2003
OPERATING ACTIVITIES:
  Net income                                                           $  8,762,004         $  5,202,007
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                      3,121,623            2,211,196
       Tax benefit from exercise of stock options                           501,668              325,405
  Changes in assets and liabilities which provided (used) cash:
       Accounts receivable                                               (1,836,050)          (1,268,791)
       Deferred tax asset                                                 2,487,344            1,470,626
       Prepaid expenses and other current assets                            789,548             (604,217)
       Inventory                                                           (970,315)            (975,854)
       Accounts payable and accrued expenses                                196,076            3,172,172
       Deferred revenue                                                     (58,931)              29,590
       Deferred tax liability, non-current                                  189,142
                                                                       ------------         ------------
        Net cash provided by operating activities                        13,182,109            9,562,134
                                                                       ------------         ------------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                             (4,504,882)          (2,893,534)
  Sale of investments                                                    11,280,000           33,325,000
  Purchase of investments                                               (20,756,396)         (30,133,847)
                                                                       ------------         ------------
        Net cash (used in) provided by investing activities             (13,981,278)             297,619
                                                                       ------------         ------------

FINANCING ACTIVITIES:
  Repayments of long term debt                                             (621,876)          (1,053,541)
  Purchase of restricted investments                                              -              (48,927)
  Sale of restricted investments                                                  -            2,161,999
  Stock repurchase                                                       (2,998,274)                   -
  Proceeds from exercise of stock options                                 1,524,205            1,279,733
                                                                       ------------         ------------
        Net cash (used in) provided by financing activities              (2,095,945)           2,339,264
                                                                       ------------         ------------

EFFECT OF EXHANGE RATE ON CASH                                               27,905               (5,642)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (2,867,209)          12,193,375
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           15,040,857            3,632,395
                                                                       ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 12,173,648         $ 15,825,770
                                                                       ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                               $     55,825         $    120,291
                                                                       ============         ============
  Cash paid for income taxes                                           $    210,332         $     53,597
                                                                       ============         ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
  Increase in prepaid expense related to
        non-employee stock options  (See Note 4)                       $     11,378         $    375,550
                                                                       ============         ============


See notes to condensed consolidated financial statements.

                             KENSEY NASH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    BASIS OF PRESENTATION

    The condensed consolidated balance sheet as of March 31, 2004, condensed consolidated statements of operations for the three and nine months ended March 31, 2004 and 2003, condensed consolidated statement of stockholders' equity for the nine months ended March 31, 2004 and condensed consolidated statements of cash flows for the nine months ended March 31, 2004 and 2003 of Kensey Nash Corporation (the Company) have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2004 and June 30, 2003, results of operations for the three and nine months ended March 31, 2004 and 2003, stockholders' equity for the nine months ended March 31, 2004 and for the year ended June 30, 2003 and cash flows for the nine months ended March 31, 2004 and 2003 have been made.

    Certain information and footnote disclosures normally included in the Company's annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements filed with the Securities and Exchange Commission (SEC) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of operating results for the full year.

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

    CASH, CASH EQUIVALENTS AND INVESTMENTS
    Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months. The Company's investment portfolio consists primarily of high quality U.S. government, municipal and corporate obligations with maturities ranging from 3-13 years. Also, the portfolio includes certain municipal variable rate demand obligations that have maturities ranging from 7 to

    30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. The portfolio includes only available for sale marketable securities with secondary or resale markets. See Comprehensive Income below for the treatment of unrealized holding gains and losses.

    The following is a summary of available-for-sale securities at March 31, 2004 and June 30, 2003.

                                                                       MARCH 31, 2004
                                          ---------------------------------------------------------------------
                                                                     GROSS UNREALIZED
                                           AMORTIZED         ------------------------------          ESTIMATED
                DESCRIPTION                  COST                GAIN               LOSS            FAIR VALUE
    -----------------------------------   -----------        -----------        -----------         -----------
    U.S. Government Agency Obligations    $ 2,308,438                $ -        $  (108,544)        $ 2,199,894
    U.S. Corporate Obligations              2,421,000             63,635                  -           2,484,635
    Municipal Obligations                  37,921,907            106,411           (342,798)         37,685,520
                                          -----------        -----------        -----------         -----------
         Total Investments                $42,651,345        $   170,046        $  (451,342)        $42,370,049
                                          ===========        ===========        ===========         ===========


                                                                  YEAR ENDED JUNE 30, 2003
                                          ---------------------------------------------------------------------
                                                                     GROSS UNREALIZED
                                           AMORTIZED         ------------------------------          ESTIMATED
                DESCRIPTION                  COST                GAIN               LOSS            FAIR VALUE
    -----------------------------------   -----------        -----------        -----------         -----------
    U.S. Government Agency Obligations    $ 5,740,071        $    70,192        $  (111,227)        $ 5,699,036
    U.S. Corporate Obligations              2,421,000             60,456             (5,829)          2,475,627
    Municipal Obligations                  25,292,038             81,081           (177,242)         25,195,877
                                          -----------        -----------        -----------         -----------
         Total Investments                $33,453,109        $   211,729        $  (294,298)        $33,370,540
                                          ===========        ===========        ===========         ===========


    EXPORT SALES
    There were $120,823 and $338,507 in export sales from the Company's U.S. operations to unaffiliated customers in Europe and Asia in the three and nine months ended March 31, 2004, respectively. Export sales for the three and nine months ended March 31, 2003 were $1,750 and $190,496, respectively.

    REVENUE RECOGNITION
    The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB
    101). Accordingly, sales revenue is recognized when the related product is shipped. All product is shipped free-on-board shipping point. Revenue under research and development contracts is recognized as the related expenses are incurred. Royalty revenue is recognized as the related product is sold. The Company recognizes substantially all of its royalty revenue under its Licensing Agreement with St. Jude Medical and its agreement with Orthovita, at the end of each month when the Company is advised of end-user sales dollars for the month. Royalty payments are received within 45 days of the end of each calendar quarter. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed.

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

    STOCK-BASED COMPENSATION
    Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options with an exercise price equal to the fair market value of the Company's common stock at the date of grant. Options granted to non-employees, as defined under SFAS 123, are recorded as compensation expense. See Note 4 for options granted to non-employees in July 2003 and October 2002.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148). The Company implemented the "disclosure only" provisions of SFAS No. 148 in the quarter ended December 31, 2002. Accordingly, no compensation cost has been recognized for the Company's two stock option plans. Had compensation cost for the plans been determined based on the fair market value of the options at the grant date, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net income and earnings per share for the three and nine months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts below:


                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        MARCH 31,                      MARCH 31,
                                                               -------------------------     ----------------------------
                                                                  2004           2003           2004            2003
Net income, as reported                                        $3,485,392     $1,958,624     $8,762,004     $   5,202,007
  Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                     (343,382)      (451,609)    (1,025,275)       (1,357,066)
                                                               ----------     ----------     ----------     -------------
Pro forma net income                                           $3,142,010     $1,507,015     $7,736,729     $   3,844,941
                                                               ==========     ==========     ==========     =============
Earnings per share:
   Basic - as reported                                         $     0.31     $     0.18     $     0.77     $        0.48
                                                               ==========     ==========     ==========     =============
   Basic - pro forma                                           $     0.28     $     0.14     $     0.68     $        0.36
                                                               ==========     ==========     ==========     =============
   Diluted - as reported                                       $     0.28     $     0.17     $     0.72     $        0.46
                                                               ==========     ==========     ==========     =============
   Diluted - pro forma                                         $     0.26     $     0.13     $     0.63     $        0.34
                                                               ==========     ==========     ==========     =============


    COMPREHENSIVE INCOME
    The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive income (loss) is shown in the consolidated statements of stockholders' equity at March 31, 2004 and June 30, 2003, and is comprised of unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments. The tax effect of other comprehensive income for the nine months ended March 31, 2004 and for the fiscal year ended June 30, 2003 was $67,567 and $68,073, respectively.

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

    PATENTS
    The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company's inability to measure the recoverability of these costs when incurred. The entire cost of acquired patents is being amortized over the remaining period of economic benefit, ranging from 6 to 11 years at March 31, 2004. The gross carrying amount of such patents at March 31, 2003 was $4,096,366 with accumulated amortization of $1,619,987. Amortization expense on these patents was $65,757 and $197,269 for the three and nine month periods ended March 31, 2004, respectively. Amortization expense on the Company's acquired patents is estimated at $263,026 for each of the years ending June 30, 2004, 2005, 2006, 2007 and 2008.

    NEW ACCOUNTING PRONOUNCEMENTS
    In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106 (SFAS 132 revised), which improves financial statement disclosures for defined benefit plans. The change replaces existing FASB disclosure requirements for pensions and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The project was initiated by the FASB in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. The guidance is effective for fiscal years ending after December 15, 2003, and for the first fiscal quarter of the year following initial application of the annual disclosure requirements. The Company's adoption of SFAS 132 revised will provide enhanced disclosures of 401(k) matching contributions and have no impact on the Company's financial position or results of operations.

NOTE 2  -- INVENTORY

    Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of materials utilized in the processing of the Company's products and was as follows:


                                      MARCH 31,             JUNE 30,
                                        2004                  2003
                                     ----------            ----------
    Raw materials                    $2,931,014            $2,109,149
    Work in process                     873,183               765,388
    Finished goods                      647,440               606,785
                                     ----------            ----------

    Total                            $4,451,637            $3,481,322
                                     ==========            ==========


NOTE 3 -- DEBT

    On September 1, 2000, in conjunction with the acquisition of THM Biomedical, the Company incurred a note payable in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation was due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's then available borrowing rate of 7.5%) of $3,833,970 was recorded as a liability on the Company's consolidated financial statements, with a remaining balance of $434,260 as of March 31, 2004, of which the entire amount was current at March 31, 2004. During the quarter ended March 31, 2003, the Company repaid certain debt holders, thereby reducing the Company's remaining quarterly installments to $223,256 through September 30, 2004.

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

    The Company calculated the fair value of these non-employee options in accordance with SFAS No.123, as $375,550 and $11,378 for the October 2002 and July 2003 grants, respectively, using the Black-Scholes option-pricing model. These amounts were recorded as prepaid consulting expense and increases to additional paid in capital in the quarters ended December 31, 2002 and September 30, 2003, respectively. The prepaid expense is being amortized to research and development expense over the terms of the agreements. Accordingly, $20,200 and $60,600 was recorded as a component of research and development expense for the three and nine months ended March 31, 2004, respectively. In the comparable periods of the prior year the research and development expense associated with these consulting contracts was $18,778 and $37,555 for the three and nine months ended March 31, 2003, respectively and related only to the first consulting agreement mentioned above.

NOTE 5 -- STOCK REPURCHASE PROGRAM

    On October 23, 2003, the Company announced that its board of directors had approved a program to repurchase up to 400,000 of its issued and outstanding shares of Common Stock over six months from the date of the board approval.

    In the second quarter of fiscal year 2004, the Company had repurchased and retired 140,500 shares of common stock under the program at a cost of approximately $3.0 million or an average market price of $21.34 per share. The Company financed the repurchases using its available cash.

    No additional repurchases were made during the quarter ended March 31, 2004 and through the remainder of the program which expired on April 23, 2004.

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

NOTE 7 -- RETIREMENT PLAN

    The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. The Company has a 25% discretionary matching contribution, on up to 6% of an employee's total compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three and nine months ended March 31, 2004 were $35,553 and $101,971, respectively. In the three and nine months ended March 31, 2003 employer contributions were $30,077 and $83,011, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission.

OVERVIEW

We are a leader in interventional cardiology medical technology and have significant experience and expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. The Angio-Seal(TM)Vascular Closure Device (Angio-Seal), of which we were the original designer, developer and manufacturer, is currently the leader in the arterial puncture closure device market. The Angio-Seal device is designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical, Inc. (St. Jude Medical) acquired the worldwide license to the Angio-Seal device in March of 1999. St. Jude Medical develops, manufactures, markets and distributes the product worldwide.

Additionally, we have developed the TriActiv(R) Balloon Protected Flush Extraction System (the TriActiv), a device designed to provide embolic protection during diseased saphenous vein graft (SVG) treatment. The TriActiv was commercially launched in Europe in May 2002 and enrollment in the U.S. pivotal clinical study (the PRIDE study) was completed in March 2004. Future generations of the TriActiv currently in development and in clinical trials are being designed to address additional markets. These future applications are expected to include the treatment of diseased carotid, native coronary and peripheral arteries, including the removal of thrombus, and acute myocardial infarction (AMI) (a heart attack).

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

    Biomaterials. The biomaterials component of net sales, which comprises 99% of total net sales, represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics (sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The two most significant components of our biomaterials sales are the absorbable components of the Angio-Seal, supplied to St. Jude Medical, and our orthopaedic product sales. Our orthopaedic product sales to date have consisted primarily of sales to Arthrex, Inc. (Arthrex), a privately held orthopaedics company for whom we manufacture a wide array of sports medicine products. In the next fiscal year and beyond, we anticipate our sales of bone grafting and spine products to Orthovita, Inc. (Orthovita), a publicly held orthopaedic biomaterials company, to become a more significant portion of our total biomaterials sales. Below is a chart of the trends in our Angio-Seal and orthopaedic sales:

                                              THREE MONTHS
                                                  ENDED        NINE MONTHS ENDED
             SALES OF:        FISCAL 2003   MARCH 31, 2004      MARCH 31, 2004
      --------------------------------------------------------------------------
      Angio-Seal Components        54%             35%                39%
      --------------------------------------------------------------------------
      Orthopaedic Products         42%             61%                58%
      --------------------------------------------------------------------------

    The decline in the Angio-Seal components as a percentage of total biomaterials sales is related to the on-going transition of the manufacture of the absorbable polymer anchor from us to St. Jude Medical (based on discussions with St. Jude Medical, we believe their current plans are for us to remain a supplier of approximately 20% of the future anchor requirements for the Angio-Seal) offset in part by increases in sales of the collagen component related to increased sales volume of the Angio-Seal device. We will continue to supply a minimum of 50% of the collagen component for the device under a three year contract with St. Jude Medical, which currently expires in December 2005.

    The increase in our orthopaedic products sales as a percentage of total biomaterials sales is primarily related to the growth of sales to Arthrex, which represented 36% of total biomaterials sales for the year ended June 30, 2003 and 45% and 47%, respectively, for the three and nine months ended March 31, 2004. In addition, in the quarter ended March 31, 2004, we shipped our first commercial products to Orthovita who launched these products in March 2004. These sales represented approximately 13% and 5% of our total biomaterials sales for the three and nine months ended March 31, 2004, respectively.

    We expect the growth in our overall biomaterials sales, which was 31% and 32% in the three and nine months ended March 31, 2004, respectively over the comparable periods in 2003, will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products. Due to this greater acceptance, we have been able to expand our biomaterials customer and product base by initiating new partnerships within the medical device industry as well as expanding the product lines for our current customers.

    TriActiv. The TriActiv was commercially launched in Europe in the fourth quarter of fiscal 2002. We are selling direct to the market in Germany and through distributors throughout the rest of Europe. We currently have distribution agreements for sales in Ireland, Switzerland, Austria, Italy, Netherlands and the United Kingdom. We have entered into two distribution agreements since January 1, 2004, and are in the process of identifying additional distributors for markets in Europe and Asia. The TriActiv sales were less than 1% of our total sales for the three and nine months ended March 31, 2004. We anticipate the TriActiv will become a more significant component of net sales during our fiscal year ended June 30, 2005 and beyond as we gain new customers in the European markets, introduce new versions and applications of the product and launch the product in the U.S. market. We currently anticipate commercial launch of the TriActiv in the U.S. in the first half of fiscal 2005, subject to U.S. regulatory approval.

    We received European Community approval (CE Mark) to market the second generation TriActiv device, the TriActiv(R) FX Embolic Protection System (the TriActiv FX), in November 2003. This second generation device incorporates several important ease of use design enhancements including an integrated, fully disposable flush and extraction system, a new balloon inflator that simplifies catheter exchanges during the procedure, and a monorail flush catheter to enhance device usage and reduce procedure time. We expect to initiate European marketing of the TriActiv FX in the first half of fiscal 2005.

Research and Development Revenue. Research and development revenue was derived from a National Institute of Standards and Technology (NIST) grant in the three months ended March 31, 2004 and from both the NIST grant and a National Institute of Health (NIH) grant in the nine months ended March 31, 2004. In November 1999, we received our first NIST grant. Since that time we have been awarded a second NIST grant and an NIH grant. Under the first NIST grant, a $1.2 million grant over a three year period, we were researching cartilage regeneration utilizing our porous tissue matrix (PTM) technology. Although we continue to independently develop this technology, we received all remaining funds under this grant in our second quarter of fiscal 2003. In October 2001 we received the second NIST grant, a $1.9 million grant over a three year period, under which we are researching a synthetic vascular graft, also utilizing our PTM technology. This project is expected to continue through early fiscal 2005. In January 2003, we received from NIH, $100,000 over a one year period, under which we were researching sustained or controlled release of chemotherapeutic drugs for the treatment of breast cancer utilizing our PTM technology. This grant was completed in early fiscal 2004, but we are continuing to independently develop this drug delivery technology for commercial use and expectations of future grant applications.

Royalty Income. Our royalty income consists of royalties received from St. Jude Medical and Orthovita. Royalties from St. Jude Medical are received on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow as St. Jude Medical continues to expand its sales and marketing efforts, including its recent launch of the Angio-Seal product line in the Japanese market, and releases future generations of the Angio-Seal system, including its launch of the Self Tightening Suture (STS) Plus version of the device in the U.S. and Europe. Our royalty rate as of March 31, 2004 was 9%. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our License Agreements, during the fiscal quarter ended December 31, 2000 when a cumulative one million Angio-Seal units had been sold. There was one further contracted decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. This final rate reduction occurred in April 2004. As of March 31, 2004, we believe continued Angio-Seal unit growth will partially offset this 33% decline in royalty rate for a net reduction in royalty income in fiscal year 2005 from 2004 of approximately 15-20%. We therefore expect that royalty income from the Angio-Seal will continue to be a significant source of revenue. As of March 21, 2004 approximately 3,970,000 Angio-Seal units had been sold.

In March 2003, we entered into an agreement with Orthovita under which we will develop and commercialize products based on Orthovita's proprietary, ultra porous VITOSS(TM) bone void filler material in combination with our proprietary biomaterials. The products will have applicatons in the bone grafting and spinal surgery markets. Under the agreement, the products will be co-developed, Kensey Nash will manufacture the products and Orthovita will market and sell the products worldwide. Orthovita launched the initial bone grafting and spinal product line, VITOSS Foam, in the third quarter of fiscal 2004. Under the agreement, Kensey Nash receives a royalty on Orthovita's total end-user sales. As a result of the commercial launch of these products in March, we recorded our first royalty payment in our third fiscal quarter 2004. We believe the unique technology associated with the VITOSS Foam products and the size and strength of the spine market will result in the Orthovita component of royalty income becoming more significant over the next several quarters and beyond.

Cost of Products Sold. The gross margin on sales percentage was consistent during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 and increased slightly during the nine months ended March 31, 2004 over the comparable periods in 2003. We have experienced higher volume of our sales of biomaterials products and greater manufacturing efficiencies, which has lowered our unit costs in many of our product lines. However we also initiated a new product line during the third fiscal quarter 2004, the Orthovita VITOSS Foam products. During the initial phases of production of this product line we incurred higher costs due to the learning curve associated with new products. Our expectations for the gross margin after maturity of this product line are expected to be in line with our overall gross margins for the company as a whole. We anticipate the gross margin on our biomaterials products will continue to improve with expected increases in sales volume and efficiencies gained in new product lines. These improvements could potentially be offset by initial margins on the TriActiv product line in our first year of U.S. sales.

Research and Development Expenses. Research and development expenses consist of expenses incurred for the development of our proprietary technologies, such as the TriActiv, absorbable and nonabsorbable biomaterials products and technologies and other development programs, including expenses under the NIST and NIH programs. In December 2001, we began our TriActiv U.S. pivotal clinical study, the PRIDE study, a planned 500-800 patient randomized trial at up to 80 sites in the U.S and Europe. We completed enrollment in the PRIDE study during March 2004. We enrolled a total of 894 patients in the PRIDE study, including roll-in patients, at 68 sites in the U.S. and 10 sites in Europe. Submission of data from the trial to the Food and Drug Administration (FDA) for 510(k) approval is expected in June 2004. If we are granted approval from the FDA, we will market and sell the device in the U.S., either directly or through a strategic partner, in the first half of fiscal 2005. We also completed a six patient pilot study, the TRACER study, on the carotid artery application for the TriActiv in September 2003. This study was completed at one clinical site in Costa Rica. The TriActiv carotid application device was successfully used to provide protection from potential stroke-causing emboli by actively removing debris during carotid stenting procedures. We plan to begin enrollment in a CE Mark study for the TriActiv carotid application during fiscal 2005. We cannot make any assurances as to the successful completion of these trials or subsequent regulatory approval for the TriActiv or for future applications in the U.S. or in Europe.

Clinical efforts in pursuit of FDA approval and continuing development of the TriActiv, as well as our continued development of proprietary biomaterials products and technologies, require significant research and development spending. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv in the U.S., and explore opportunities for other indications related to the TriActiv as well as our other technologies, including the continued development of proprietary biomaterials technologies. While we believe research and development expense will increase in absolute dollars, we believe that it will decrease as a percentage of total revenue as our revenue continues to grow. Research and development expense was 27% and 30%, of total revenue, respectively, for the three and nine months ended March 31, 2004 compared to 32% and 33% of total revenue for the three and nine months ended March 31, 2003, respectively.

Selling, General and Administrative. Selling, general and administrative expenses include general and administrative costs, including activities of our finance, human resource and business development departments, as well as costs related to the sales and marketing of our products. The general and administrative component of selling, general and administrative expenses has increased over the same period in 2003. This increase is a result of the overall growth of our business as well as expenses incurred related to compliance with new SEC and corporate governance regulations. The sales and marketing component of selling, general and administrative expenses has also increased over the same period in 2003. This increase relates to increased sales efforts for the TriActiv in Europe, which was commercially launched in May 2002, and the move toward commercialization of the TriActiv in the U.S. In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv, which allows commercial sale of the product in the European Union. We established a subsidiary in Germany, Kensey Nash Europe GmbH where we maintain a European sales and marketing team. This team consisted of three clinical specialists and four sales people as of March 31, 2004, and will continue to add personnel to this team as we believe is required to meet our clinical and sales goals. This team is selling the product direct in the German market and supports our distributor relationships in the rest of Europe. We anticipate sales and marketing expenses will continue to increase as we await U.S. regulatory approval of the TriActiv. If approved, we will market and sell the TriActiv in the U.S. either directly or through a strategic partner. Our initial estimates of the cost of a direct sales plan would increase selling expense in fiscal 2005 by $2.5 million to $3.0 million, including personnel and marketing expenses, over fiscal 2004. We also continue to expand our marketing efforts for our biomaterials business.

Income Tax Expense. Our original estimates of our effective income tax rate were approximately 32% for fiscal year 2004 compared with 22.5% for the year ended June 30, 2003. In the prior year our effective tax rate was reduced from its estimated 34.5% to 22.5% in the fourth quarter of fiscal 2003 primarily as a result of a $1.5 million tax credit related to qualified research and development activities of the Company. We have reduced our original estimate of our effective tax rate of 32% for fiscal 2004 to 30% as a result of several factors including estimates of our current year research and development tax credit as well as eligible accelerated depreciation and stock option exercise activity.

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

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. All of our shipments are free-on-board (F.O.B.) shipping points. Revenue under research and development contracts is recognized as the related expenses are incurred. Royalty revenue is recognized as the related product is sold. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed.

Stock-Based Compensation. We account for stock-based compensation costs under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148 which permits (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We account for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we have not recognized any compensation expense for options granted to employees. We account for stock-based awards to non-employees using the fair value method in accordance with SFAS No. 123, which requires using the Black-Scholes option-pricing model to determine the fair value of the option at the original grant date. Options granted to non-employees, as defined under SFAS 123, (as amended by SFAS No. 148) and Emerging Issues Task Force (EITF) 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services," are recorded as expense over the service period. We did not grant any options to non-employees for the three months ended March 31, 2004. See Note 4 to the condensed consolidated financial statements included in this quarterly report for information regarding options granted to non-employees in July 2003 and October 2002.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated due to uncollectibility. We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, significant one-time events and historical experience with each customer. Also, we record additional reserves for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to specific customers change, our estimates of the recoverability of receivables would be adjusted. We believe our allowance at March 31, 2004 is sufficient to cover all existing accounts receivable.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The following table summarizes our operating results for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.


                                                 THREE MONTHS ENDED                      PERCENT
                                 --------------------------------------------------    CHANGE FROM
                                               % OF                                    PRIOR PERIOD
($ MILLIONS)                     MARCH 31,     TOTAL         MARCH 31,   % OF TOTAL     TO CURRENT
                                  20004      REVENUES          2003       REVENUES        PERIOD
                                 -------------------------------------------------------------------
Total Revenues                   $  15.8        100%          $  11.7        100%           35%
                                 -------    --------        ---------     --------       -------
Net Sales                        $   9.4         60%          $   7.2         59%           30%
                                 -------    --------        ---------     --------       -------
Research & Development           $   0.1          1%          $   0.2          1%          (45%)
Revenue
                                 -------    --------        ---------     --------       -------
Royalty Income                   $   6.2         39%          $   4.2         40%           50%
                                 -------    --------        ---------     --------       -------
Cost of Products Sold            $   4.3         27%          $   3.2         27%           32%
                                 -------    --------        ---------     --------       -------
Research & Development
Expense                          $   4.3         27%          $   3.7         30%           17%
                                 -------    --------        ---------     --------       -------
Selling, General &
Administrative Expense           $   2.2         14%          $   1.9         15%           18%
                                 -------    --------        ---------     --------       -------
Interest Income                  $   0.3          2%          $   0.3          2%            1%
                                 -------    --------        ---------     --------       -------


Total Revenues. Total revenues increased 35% to $15.8 million in the three months ended March 31, 2004 from $11.7 million in the three months ended March 31, 2003.

    Net Sales. Net sales of products increased 30% to $9.4 million from $7.2 million for the three months ended March 31, 2004 and 2003, respectively as we continued to increase sales to existing customers and expand sales to new customers. This increase was primarily attributable to increased sales of our orthopaedic products, specifically sports medicine and spine products. Orthopaedic sales increased 68% to $5.7 million in the three months ended March 31, 2004 from $3.4 million for the three months ended March 31, 2003. These sales were offset slightly by a decrease in our cardiology biomaterial product sales. Cardiology biomaterial sales decreased by 5% to $3.3 million from $3.5 million for the three months ended March 31, 2004 and 2003. This expected decrease related to sales of the polymer anchor component of the Angio-Seal product which declined to $1.2 million from $1.5 million for the three months ended March 31, 2004 and 2003, respectively. We believe several factors will more than compensate for the continuing decline in sales of this one component, as demonstrated in our third quarter of fiscal 2004. These factors include the growth in our orthopaedic sales, including spine products, and growth in sales to our other existing biomaterials customers as well as the addition of new customers, such as Orthovita in the third quarter. Net sales for the three months ended March 31, 2004 and March 31, 2003 consisted almost entirely of biomaterials sales, as the TriActiv sales were less than 2% of total sales in both periods.

    Research and Development Revenues. Research and development revenues decreased 45% to $135,000 from $247,000 for the three months ended March 31, 2004 and 2003, respectively. The revenues for the three months ended March 31, 2004 consisted of amounts generated under our NIST synthetic vascular graft grant. The decrease from the prior year primarily reflected a decrease in reimbursements under the synthetic vascular graft grant, which generated $135,000 in revenue for the three months ended March 31, 2004 compared to $222,000 for the three months ended March 31, 2003. This decrease was attributable to the timing of animal studies which are a significant component of the total reimbursement under the grant. Specifically, an animal study concluded prior to the second quarter of fiscal 2004 and another animal study started in late third fiscal quarter of 2004, in contrast to the second quarter of fiscal 2003 where an animal study was being conducted throughout that quarter. The NIH breast cancer drug delivery grant, which was received in January 2003, contributed $25,000 in revenue in the three months ended March 31, 2003 and $0 in revenue for the three months ended March 31, 2004, because this project concluded in October 2003.

    Royalty Income. Royalty income increased 50% to $6.2 million from $4.2 million in the three months ended March 31, 2004 and 2003, respectively. This increase was primarily due to the increase in Angio-Seal royalties from St. Jude Medical. The increase reflected a greater number of units sold as well as an increase in the average selling price for the Angio-Seal. Royalty units increased 45% as approximately 359,000 Angio-Seal units were sold to end-users during the three months ended March 31, 2004 compared to approximately 248,000 units sold during the three months ended March 31, 2003. The average worldwide selling price increased to $190 from $186 in the three months ended March 31, 2004 and 2003, respectively, partially due to the strength of the Euro versus the U.S. dollar. We believe that the increases in units are due to St. Jude Medical's continued sales and marketing efforts, which are resulting in greater market share and overall increased adoption of vascular closure devices in the market. St. Jude Medical launched the most recent generation of the Angio-Seal product line, the STS Plus platform in September 2003 (commanding a premium price over the previous version of the device). Also included in royalty income for the three months ended March 31, 2004 are royalties related to products sold under our agreement with Orthovita.

Cost of Products Sold. Cost of products sold increased 32% to $4.3 million in the three months ended March 31, 2004 from $3.2 million in the three months ended March 31, 2003. Gross Margin on sales of 55% remained consistent in the three months ended March 31, 2003 and 2004. We have experienced higher volumes of our sales of biomaterials products and greater manufacturing efficiencies, which has lowered our unit costs in many of our product lines, however, we initiated a new product line during the third fiscal quarter 2004, Orthovita's VITOSS Foam products. During the initial phases of production of this product line we incurred higher costs due to the learning curve associated with new products.

Research and Development Expenses. Research and development expenses increased 17% to $4.3 million in the three months ended March 31, 2004 compared to $3.7 million in the three months ended March 31, 2003. This increase was partially attributable to our continued development efforts on the TriActiv, including clinical trial expenses, as well as to continued development of our biomaterials technologies. While research and development expenses continued to increase in dollars, they decreased as a percentage of total revenue to 27% from 32% for the three month periods ended March 31, 2004 and March 31, 2003, respectively.

Research and development expenses related to the TriActiv increased $148,000, or 6%, to $2.7 million in the three months ended March 31, 2004 from $2.6 million in the three months ended March 31, 2003. Expense increases occurred in clinical trial costs ($131,000), personnel costs ($179,000) and patent counsel fees and other consulting costs ($106,000), all of which were to support the final efforts on our PRIDE clinical study and the growth in the development efforts on future generations of the TriActiv. These cost increases were partially offset by a $341,000 decrease in various product design costs related to the TriActiv. Over the past year, there have been many new design features/ease of use improvements for the TriActiv product line. As of the third fiscal quarter 2004, many of these design enhancements had been implemented and therefore the expenses related to these improvements were not at the significant level it had been over the prior year.

We also continued our development efforts on our biomaterials products, including our work under the second NIST grant. Biomaterials-related spending increased $470,000, or 41%, to $1.6 million in the three months ended March 31, 2004 from $1.1 million in the three months ended March 31, 2003 related primarily to increases in personnel costs totaling $282,000, and facility costs, including rent, electric and depreciation of $154,000 to support our continued development of potential new products and processes for our current and prospective customers. We expect research and development expenses to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 18% to $2.2 million in the three months ended March 31, 2004 from $1.9 million in the three months ended March 31, 2003. This was primarily the result of general and administrative expenses, which increased $246,000 to $1.1 million in the three months ended March 31, 2004 from $881,000 in the three months ended March 31, 2003. This was attributable to a $162,000 increase in personnel expense, as well as professional service and public company expenses, which increased by a total of $49,000 professional service and public company fees include audit fees, director and officer liability(D&O) insurance, and board of directors' fees primarily as a result of new SEC and governmental regulations in addition to our continued growth.

Sales and marketing expenses increased $92,000 to $1.1 million in the three months ended March 31, 2004 from $1.0 million in the three months ended March 31, 2003. This increase related primarily to the TriActiv European sales and marketing efforts, which increased $74,000 mainly due to a marketing clinical study in support of third party reimbursement of TriActiv in Europe. The clinical study expenses increased $59,000 to $144,000 in the three months ended March 31, 2004 from $85,000 in the three months ended March 31, 2003. This study is expected to conclude early in the first quarter of fiscal 2005.

Net Interest Income. Interest expense decreased 56% to $15,000 in the three months ended March 31, 2004 from $35,000 in the three months ended March 31, 2003. This decrease was the result of a lower average debt principal balance. Interest income increased by 1% to $271,000 in the three months ended March 31, 2004 from $267,000 in the three months ended March 31, 2003. Although our cash and investment balances have increased by 33%, this increase was almost entirely offset by lower interest rates on our investment portfolio.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2004 AND 2003

The following table summarizes our results for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003.

-------------------------------------------------------------------------------------------------------------------
                                                                                                     PERCENT
                                                     NINE MONTHS ENDED                             CHANGE FROM
                              -----------------------------------------------------------------    PRIOR PERIOD
                                   MARCH 31,     % OF TOTAL        MARCH 31,      % OF TOTAL        TO CURRENT
($ MILLIONS)                         2004          REVENUES          2003           REVENUES          PERIOD
-------------------------------------------------------------------------------------------------------------------
Total Revenues                      $41.9            100%            $31.1            100%              35%
===================================================================================================================
Net Sales                           $24.8             59%            $18.8             60%              32%
-------------------------------------------------------------------------------------------------------------------
Research & Development              $ 0.5              1%            $ 0.6              2%             (24%)
Revenue
-------------------------------------------------------------------------------------------------------------------
Royalty Income                      $16.7             40%            $11.7             38%              42%
-------------------------------------------------------------------------------------------------------------------
Cost of Products Sold               $11.2             27%            $ 8.6             28%              30%
-------------------------------------------------------------------------------------------------------------------
Research & Development
Expense                             $12.6             30%            $10.2             33%              23%
-------------------------------------------------------------------------------------------------------------------
Selling, General &
Administrative Expense              $ 6.3             15%            $ 5.1             16%              23%
-------------------------------------------------------------------------------------------------------------------
Interest Income                     $ 0.9              2%            $ 1.0              3%             (11%)
-------------------------------------------------------------------------------------------------------------------


Revenues. Revenues increased 35% to $41.9 million in the nine months ended March 31, 2004 from $31.1 million in the nine months ended March 31, 2003.

    Net Sales. Net sales of products increased 32%, to $24.8 million from $18.8 million for the nine months ended March 31, 2004 and 2003, respectively. This increase was primarily attributable to increased sales of our biomaterial orthopaedic products, specifically sports medicine and spine products. Orthopaedic sales increased 89% to $14.2 million in the nine months ended March 31, 2004 from $7.5 million for the nine months ended March 31, 2003. These sales were offset in part by a decrease in our biomaterial cardiology product sales. Cardiology sales decreased by 6% to $9.6 million from $10.3 million for the nine months ended March 31, 2004 and 2003, respectively. This expected decrease related to sales of the anchor component of the Angio-Seal product, which declined to $2.9 million from $4.3 million for the nine months ended March 31, 2004 and 2003, respectively. Net sales for the nine months ended March 31, 2004 and March 31, 2003 consisted almost entirely of biomaterials sales, as TriActiv sales were less than 1% of total sales in both periods.

    Research and Development Revenues. Research and development revenues decreased 24% to $462,000 from $611,000 for the nine months ended March 31, 2004 and 2003, respectively. The revenues for the nine months ended March 31, 2004 consisted of amounts generated under our NIST synthetic vascular graft grant and our NIH drug delivery grant. In the prior year, revenues were generated under the NIST articular cartilage and vascular graft development grants as well as the NIH drug delivery grant. The decrease from the prior year nine month period primarily reflected the completion of the NIST cartilage grant in October 2002, which resulted in a $193,000 decrease from the comparable period in the prior year. Offsetting this decrease in part was an increase of 4% in the synthetic vascular graft grant, which generated $408,000 in revenue for the nine months ended March 31, 2004 compared to $393,000 for the nine months ended March 31, 2003. Also contributing to the revenue was our NIH breast cancer drug delivery grant. NIH grant revenues increased 115% to $54,000 for the nine months ended March 31, 2004 compared to $25,000 for the nine months ended March 31,2003. This project concluded in October 2003.

    Royalty Income. Royalty income increased 42% to $16.7 million from $11.7 million in the nine months ended March 31, 2004 and 2003, respectively. This increase was primarily due to the increase in Angio-Seal royalties from St. Jude Medical. Angio-Seal royalty units increased 40% as approximately 976,000 units were sold to end-users during the nine months ended March 31, 2004 compared to approximately 695,000 units sold during the nine months ended March 31, 2003. We believe that the increases in units are due to St. Jude Medical's continued sales and marketing efforts, which are resulting in greater market share, and overall increased adoption of vascular closure devices in the market. St. Jude Medical launched the most recent generation of the Angio-Seal product line, the STS Plus platform in September
    2003 (commanding a premium price over the previous version of the device). Also included in royalty income for the nine months ended March 31, 2004 are royalties related to products sold under our agreement with Orthovita.

Cost of Products Sold. Cost of products sold increased 30% to $11.2 million in the nine months ended March 31, 2004 from $8.6 million in the nine months ended March 31, 2003. Gross margin increased 100 basis points, from 54% to 55%, in the nine months ended March 31, 2003 and 2004, respectively. We have experienced higher volumes in sales of our biomaterials products and greater manufacturing efficiencies, which has lowered our unit costs in many of our product lines. This increase in gross margin was partially offset by the initiation of a new product line during the third fiscal quarter of 2004, Orthovita's VITOSS Foam products.

Research and Development Expenses. Research and development expenses increased 23% to $12.6 million in the nine months ended March 31, 2004 from $10.2 million in the nine months ended March 31, 2003. This increase was mainly attributable to our continued development efforts on the TriActiv system, including clinical trial expenses. Research and development expense related to the TriActiv increased $1.2 million, or 18%, to $8.0 million in the nine months ended March 31, 2004 from $6.8 million in the nine months ended March 31, 2003. These increases were attributable primarily to direct clinical trial expenses ($891,000), personnel expenses ($172,000), legal and consulting expenses ($91,000) and clinical trial insurance ($50,000), all of which supported the completion of the PRIDE study and growth in the development efforts of future generations of the TriActiv. Research and development expenses as a percentage of revenue decreased from 33% to 30% for the nine month period ended March 31, 2003 and March 31, 2004, respectively.

We also continued our development efforts on our biomaterials products, including our work under the NIST grant and the conclusion of the NIH grant. Biomaterials-related spending increased $1.2 million, or 34%, to $4.6 million in the nine months ended March 31, 2004 from $3.4 million in the nine months ended March 31, 2003. These increases related primarily to increases in personnel costs ($607,000), animal studies and product testing ($138,000) facility costs, including rent, electric and depreciation ($369,000) and patent legal fees ($33,000). All of these costs supported our continued development of potential new products and processes for our current and prospective customers.

Selling, General and Administrative. Selling, general and administrative expense increased 23% to $6.3 million in the nine months ended March 31, 2004 from $5.1 million in the nine months ended March 31, 2003. This was primarily the result of sales and marketing expenses, which increased 30%, or $693,000, to $3.0 million in the nine months ended March 31, 2004 from $2.4 million in the nine months ended March 31, 2003. This related primarily to the TriActiv European sales and marketing efforts which increased $553,000 over the comparable prior year period. This was partially due to a $267,000 increase in the costs of our clinical study to support reimbursement of the product in Europe, on which expenses were $482,000 and $214,000 in the nine months ended March 31, 2004 and 2003, respectively. In addition, there were increases in personnel expenses ($197,000), professional fees, which include our payroll, customer service and accounting fees, ($42,000) and travel and convention expenses ($37,000). The increase in sales and marketing expenses was also related to U.S. pre-launch efforts on the TriActiv. U.S. sales and marketing expenses which increased $141,000 in the year over year periods related to personnel costs, including travel costs, totaling $148,000.

In addition, general and administrative expenses increased 17%, or $471,000, to $3.2 million in the nine months ended March 31, 2004 from $2.7 million in the nine months ended March 31, 2003. This was attributable to a $248,000 increase in personnel costs, including travel costs, as well as professional services and public company expenses, which include legal fees, D&O insurance, and board of directors fees, and increased $246,000 over the prior year period. These increases are primarily the result of new SEC and governmental regulations in addition to our continued growth. Audit and tax fees also increased $155,000 related to Sarbanes-Oxley Section 404 internal control compliance and fees relating to the development tax credit project that began in the fourth quarter of our fiscal year ended June 30, 2003. Offsetting these increases was a $216,000 decrease in the allowance for doubtful accounts. We were carrying a receivables reserve for an amount due from a company that had filed for bankruptcy. The outstanding balance has since been paid and the specific reserve was no longer needed.

Net Interest Income. Interest expense decreased 54% to $56,000 in the nine months ended March 31, 2004 from $120,000 in the nine months ended March 31, 2003. This decrease was the result of a lower average debt principal balance. Interest income decreased to $852,000 in the nine months ended March 31, 2004 from $955,000 in the nine months ended March 31, 2003. Although our cash and investment balances increased, this increase was more than offset by lower interest rates on our investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $54.5 million at March 31, 2004 an increase of $6.1 million from our balance of $48.4 million at June 30, 2003, the end of our prior fiscal year. In addition, our working capital was $66.3 million at March 31, 2004, an increase of $6.9 million from our working capital of $59.4 million at June 30, 2003.

Net cash provided by our operating activities was $13.2 million and $9.6 million in the nine months ended March 31, 2004 and 2003, respectively. In the nine months ended March 31, 2004, we had net income of $8.8 million, a tax benefit from the exercise of stock options of $502,000, non-cash depreciation and amortization of $3.1 million. In addition, changes in asset and liability balances provided $797,000 of cash. The increase in cash provided by the change in assets and liabilities was primarily due to the utilization of our deferred tax asset coupled with a reduction in prepaid and other assets partially offset by an increase in accounts receivable and inventory. The inventory increase was primarily due to increased production requirements for the fourth quarter of fiscal 2004 for biomaterials. The decrease in our prepaid and other assets was directly attributable to pre-payments related to our clinical trial contracts. These prepaid balances are expensed when the service is performed. As we completed enrollment in our PRIDE study, many of the related services have been performed and pre-payments expensed. In the nine months ended March 31, 2003, changes in asset and liability balances provided $1.8 million of cash, in addition to net income of $5.2 million, a tax benefit from exercise of stock options of $325,000 and non-cash depreciation and amortization of $2.2 million.

Cash used in investing activities was $14 million for the nine month period ended March 31, 2004. This was the result of purchase and redemption activity within our investment portfolio. We had $11.3 million of investments mature or be called. We subsequently purchased new investments with these proceeds as well as invested an additional $9.5 million of our cash or cash equivalents, for total investment purchases of $20.8 million. See Note 1 to the condensed consolidated financial statements included in this quarterly report for a description of our available-for sale securities. See discussion below for cash used in purchasing property, plant and equipment.

We have an $8.0 million capital spending plan for fiscal 2004, of which $4.5 million had been spent on leasehold improvements to fit-out additional leased space and to reconfigure existing space, machinery, equipment and furniture and fixtures through March 31, 2004. These expenditures were primarily related to the expansion of our research and development capabilities ($575,000), expansion and upgrade of our MIS technology ($219,000) and the continued expansion of our manufacturing capabilities for our biomaterials and the TriActiv product lines ($3.6 million).

To address our current and future facilities requirements, during the fourth quarter of fiscal 2004 we will be entering into agreements for the purchase of land and construction of a new facility. The new facility will be located in the general vicinity of our existing facility. Long term, the proposed building site will accommodate a 220,000 square foot facility and thus provide for our future growth and continued expansion. Our construction plan will have three phases. Phase one will include the construction of a 160,000 square foot building shell and the fit-out of 90,000 square feet of space for our manufacturing and quality assurance operations and personnel. Phase one will begin in June of 2004, continue for a period of eighteen to twenty four months and have a total estimated cost of $25 million, including the land purchase. Phase two would increase the total building size to 175,000 square feet and is anticipated to be complete by the end of five years. This second phase would allow the complete transition of all of our personnel and operations to the new facility within five years. Phase three would complete the building to the maximum of 220,000 square feet, when necessary. We intend to finance the construction of this building from current available cash on hand or liquid investments. We expect our capital expenditures to exceed our $8.0 million plan by year-end as we will be beginning the facility project in June of 2004.

We have $434,260 of current debt due in equal quarterly installments of $223,256 through September 30, 2004. We believe we have adequate cash balances at March 31, 2004 to repay the remaining amounts under this obligation through its maturity in September 2004.

The exercise of stock options provided cash of $1.5 million for the nine months ended March 31, 2004. We believe that option exercises will continue through fiscal 2004 due to the strength in our share price compared to the average exercise price of outstanding options.

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv and our biomaterials products. In addition, we will continue to add additional manufacturing facilities to support the continued growth of our biomaterials business and expected commercial launch of the TriActiv. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend, however, on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development and costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

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

RESEARCH AND DEVELOPMENT TAX CREDIT

During the first quarter of our fiscal 2004, we recorded a research and development tax credit of approximately $310,000. This was in addition to the $1.5 million tax credit we recorded in the fourth quarter of fiscal 2003 and represents the additional portion of the credit. The tax credit relates to our qualified research and development activities. In connection with the research and development tax credit, we recorded an additional $50,500 of professional service fees as a component of selling, general and administrative expenses during the nine months ended March 31, 2004, as discussed above.

STOCK REPURCHASE PROGRAM

On October 23, 2003, we announced that our board of directors had approved a program to repurchase up to 400,000 of our issued and outstanding shares of Common Stock over six months from the date of the board approval.

In the second quarter of fiscal year 2004, we had repurchased and retired 140,500 shares of common stock under the program at a cost of approximately $3.0 million or an average market price of $21.34 per share. We financed the repurchases using our available cash.

No additional repurchases were made during the quarter ended March 31, 2003 and through the remainder of the program that expired on April 23, 2004.

DEBT

On September 1, 2000, we incurred an obligation in the amount of $4.5 million in conjunction with the acquisition of THM, a developer of porous, biodegradable, tissue-engineering devices for the repair and replacement of musculoskeletal tissues. The obligation was due in equal quarterly installments of $281,250, which began on December 31, 2000 and end on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon our available borrowing rate of 7.5%) of $3.9 million was recorded as a liability on our financial statements, with a remaining balance of $434,260 as of March 31, 2004, of which the entire amount was current at March 31, 2003. During the quarter ended March 31, 2003, we had repaid certain debt holders, thereby reducing our remaining quarterly installments to $223,256 through September 2004.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words "believe," "may," "will," "estimate," "continue," "should," "anticipate," "intend," "expect," "plan" and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements, but they are not exclusive means of identifying them.

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

RISKS RELATED TO OUR BUSINESS

There are many risk factors that could adversely affect our business, operating results and financial condition and/or the market price of our common stock. These risk factors, most of which have been described in detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 under "Risk Factors," include but are not limited to:

o   our ability to successfully commercialize the TriActiv in the European
    Union;
o   our ability to obtain regulatory approval for the TriActiv in the United
    States;
o subsequent to U.S. regulatory approval, our ability to successfully commercialize the TriActiv in the United States;
o the completion of additional clinical trials in both the U.S. and Europe to support regulatory approval of future generations of the TriActiv device;
o our ability to obtain any additional required funding for future development and marketing of the TriActiv, as well as our biomaterials products;
o our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;
o the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;
o our dependence on the continued growth and success of our biomaterials products and customers;
o our dependence on our biomaterials customers for marketing and obtaining regulatory approval for their products;
o the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;
o   the acceptance of our products by the medical community;
o   our dependence on key customers, vendors and personnel;
o the use of hazardous materials, which could expose us to future environmental liabilities;
o our ability to expand our management systems and controls to support anticipated growth;
o potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;
o risks related to our intellectual property, including patent and proprietary rights and trademarks; and
o risks related to our industry, including potential for litigation, product liability claims, ability to obtain reimbursement for our products and our products' exposure to extensive government regulation;

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

Our investment portfolio consists primarily of high quality U.S. government, municipal and corporate securities with maturities ranging from 3-13 years. Also, the portfolio includes certain municipal variable rate demand obligations that have maturities ranging from 7 to 30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy which provides guidance on the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At March 31, 2004, our total portfolio consisted of approximately $42.4 million of investments. While our investments may be sold at anytime because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We had $434,260 in outstanding debt at March 31, 2004, related to the acquisition of THM. Such debt contains a fixed interest rate provision of 7.5% and is thus not subject to risk related to fluctuation in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

We are in the process of evaluating our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). Under the current SEC rules, we will be required to be in compliance with Section 404 as of June 30, 2005.

There was not any change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected or that we will be in compliance with Section 404 as of June 30, 2005.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    A.  Exhibits.

        31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

        31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

        32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    B.  Reports on Form 8-K.

        We filed a Form 8-K on January 20, 2004 to furnish our press release announcing our financial position and results of operations as of, and for the three and six month periods ended December 31, 2003 (pursuant to Item 12 of Form 8-K).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KENSEY NASH CORPORATION

Date:   May 17, 2004          By:  /s/ Wendy F. DiCicco, CPA
                                   --------------------------------------------
                                   Wendy F. DiCicco, CPA
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)