Form 10-K
period 2004-06-30
KENSEY NASH CORP
filed 2004-09-13
CIK 1002811

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended: June 30, 2004

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

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of September 3, 2004 was $323,550,569, based on the closing price per share of Common Stock of $28.11 as of such date reported by the NASDAQ National Market. Shares of the registrant's Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of September 3, 2004 was 11,510,159.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of registrant's definitive Proxy Statement, to be filed pursuant to
                                 Regulation 14A
 under the Securities Exchange Act of 1934, in connection with the registrant's
                                  2004 Annual
       Meeting of Stockholders scheduled to be held on December 1, 2004.

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

OVERVIEW

Kensey Nash Corporation is a leading medical technology company providing innovative solutions, via novel technologies, for a wide range of medical procedures. We have expanded well beyond our beginnings in vascular puncture closure and today provide an extensive range of products into multiple medical markets, primarily cardiovascular, sports medicine and spine, amongst others. As the inventor of the Angio-Seal(TM) Vascular Closure Device (Angio-Seal), a device designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations, we were the first company to place an absorbable biomaterial component into the human vascular system. As pioneers in this field of absorbable biomaterials, we have developed significant experience, expertise and competitive advantage in the design, development, manufacture and processing of absorbable biomaterials for medical applications. Our most recent advance into the cardiovascular market is the TriActiv(R) Balloon Protected Flush Extraction System (the TriActiv), a device designed to provide embolic protection during the treatment of diseased vessels. Again, we are on the forefront of an emerging medical market as the adoption of embolic protection is growing rapidly due to its proven clinical benefits.

We have expanded an Angio-Seal derived revenue base of $3.0 million in the year of our initial public offering (IPO) (fiscal year ended June 30, 1996) to $58.2 million in total revenue in the fiscal year ended June 30, 2004 (fiscal 2004), diversified across three primary markets (shown below). This increase in revenue represents compound annual growth (CAGR) of 44.9% and has been driven by our commitment to research and development of new solutions to existing and evolving medical problems. The following chart shows our total revenues of $58.2 million, which include net sales, research and development revenue and royalty income, by market for fiscal 2004:

                       REVENUES BY MARKET -- FISCAL 2004

                               REVENUES PIE CHART

Our original success is rooted in the Angio-Seal, of which we were the original designer, developer and manufacturer. St. Jude Medical, Inc. (St. Jude Medical) acquired the worldwide license to the Angio-Seal device in March of 1999. The Angio-Seal was commercialized in the U.S. in 1996 and is currently the worldwide leader in the vascular closure device market with product sales by St. Jude Medical of $251 million in our fiscal 2004, up 39% from $180 million in fiscal 2003. The vascular puncture closure market is estimated to be a potential $1 billion annual worldwide market with current penetration of approximately 40% to 45%. We manufacture two of the key absorbable components of the Angio-Seal, the collagen plug and the polymer anchor, for St. Jude Medical and receive a 6% royalty on every Angio-Seal device sold to the end-user. The royalty fell to 6% from 9%, as specified under contract, in April 2004 when the four millionth Angio-Seal unit had been sold. The manufacturing of components and royalties received contributed $12.8 million and $20.9 million of our total net sales and royalty income line items, respectively, for fiscal 2004, or a total of $33.7 million of our total revenues. St. Jude Medical develops and manufactures the product as well as markets and distributes the product worldwide.

We have utilized the knowledge gained during the development process of the absorbable biomaterials components of the Angio-Seal, the anchor and the collagen plug, as a springboard into the application of absorbable biomaterials into multiple medical markets. Our history with these biomaterials has made us experts in the design, development, manufacture and processing of proprietary biomaterials products which we now apply to the fields of orthopaedics (including sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. We have several strategic partnerships and alliances through which our biomaterials products are developed and marketed. We intend to continue to leverage our proprietary knowledge and expertise in each of these markets to develop new products and technologies and to explore additional applications for our existing products.

We have also developed the TriActiv(R) Balloon Protected Flush Extraction System, a device designed to provide embolic protection during the treatment of diseased vessels, with an initial application in diseased saphenous vein grafts. This saphenous vein graft (SVG) market opportunity is currently estimated at $200 - $300 million annually. The TriActiv device is a balloon embolic protection device in a market populated or pursued by both balloon and filter devices. While both approaches have pros and cons, we believe the unique design of the TriActiv device as a system offering three key features: an embolic protection balloon, a flush catheter and an active, controlled extraction system, offers the most complete and effective solution to embolic protection. The TriActiv System was commercially launched in Europe in May 2002 and clinical trials in the United States were completed in March 2004. On July 28, 2004, we submitted a 510(k) application to the FDA for commercial approval of the TriActiv System. We anticipate approval from the FDA during the second fiscal quarter of 2005 and are planning a U.S. commercial launch in the third fiscal quarter. In August 2004, we announced that we would be selling and marketing the TriActiv System via a direct sales force. Future generations of the TriActiv device, currently in development and in clinical trials, will address additional markets. These future applications will potentially include the treatment of diseased carotid, peripheral and native coronary arteries as well as acute myocardial infarction (AMI) (a heart attack) and the removal of thrombus during such treatment. Industry estimates indicate that the addition of these applications broadens the potential market for the TriActiv platform to over $1 billion.

BIOMATERIALS

BIOMATERIALS -- MARKET OVERVIEW

Biomaterials, which are substances that treat, augment, or replace tissue, organs or body functions, are used regularly as components and elements in a wide variety of absorbable and permanent implants. Advances in materials technology and a better understanding of the biological processes involved in tissue formation and remodeling have led to the introduction of absorbable biomaterials-based products to address long-standing deficiencies of traditional products and therapies. This trend has been observed in many markets, including orthopaedics, cardiology, drug/biologics delivery, wound care, surgery, periodontics and urology. Generally, absorbable biomaterials-based products have proven attractive solutions for a number of reasons. First, physicians generally prefer to use an implant that will not require a second surgery to remove the device. Second, the rate of absorption of products can be carefully engineered to promote healing as the biomaterials-based products work with the body's natural healing response. Finally, absorbable biomaterials offer potential for drug delivery. The ability to provide staged and sustained release of drugs and biologics offers significant potential for growth in the use of absorbable biomaterials-based products.

OUR BIOMATERIALS BUSINESS, TECHNOLOGY AND PRODUCTS

We have grown our biomaterials business from just $247,000 in fiscal 1996 (the year of our IPO) to $36.1 million in fiscal 2004, representing 86.5% CAGR. Not only have we grown the business in terms of revenue generated, we have diversified our products across multiple markets from a base consisting entirely of cardiology products in fiscal 1996. The chart below shows our biomaterials sales of $36.1 million by market for fiscal 2004:

                   BIOMATERIAL SALES BY MARKET -- FISCAL 2004

                                SALES PIE CHART

Biomaterials continue to be a source of new emerging technologies for our company. Alongside our Angio-Seal and TriActiv platforms, we have built a solid reputation and significant market presence in the development of biomaterials for use in medical implants. The technological challenges involved in developing biomaterials products are substantial. Developing products made from absorbable and nonabsorbable biomaterials, such as polymers, collagen, polysaccharides and ceramics, requires an understanding of the mechanical integrity, biocompatibility and absorption rates, as well as the ability to sterilize these products without jeopardizing their material properties. Our expertise in biomaterials enables us to design, develop and manufacture proprietary biomaterials products. These products are characterized by their ability to be absorbed or incorporated in the body's own tissue. Our particular expertise is in the properties, usage and processing of polymers, collagen, ceramics and other absorbable and nonabsorbable materials. We believe that our diverse platforms in, and significant experience with, biomaterials technology give us a competitive advantage because many participants in the market specialize in only one biomaterial or have far less experience in biomaterials. Our background with multiple materials enables us to provide essential biomaterials building blocks across multiple biomaterials platforms to address specific product needs in a wide variety of markets.

     - Polymers. We were pioneers in the design, development and manufacture of absorbable and nonabsorbable polymer products. We use many different types of polymers, in combination or as single entities, to achieve the desired properties in a particular product. We have developed several unique polymer-based materials, products and processes, which have a variety of applications in implantable absorbable medical devices. We offer our customers and partners a complete solution, including product design and engineering, tool design, process development, commercial manufacture and packaging configuration.

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

     - Collagen and Other Naturally-Occurring Materials. We design, develop and manufacture products using naturally-occurring materials such as collagen, elastin, hyaluronic acid and alginate, which have applications in a wide variety of absorbable medical devices. We have significant experience and expertise in processing collagen into diverse product formulations, including powders, gels, pastes, sponges and structural matrices. We combine collagen and other naturally-occurring materials using our proprietary processes, thereby creating new materials with unique characteristics and diverse product applications.

     - Ceramics Products. We have experience using ceramic materials, primarily with calcium phosphate salts such as hydroxyapatite. These materials can be designed to replicate bone structure and support new bone growth or as osteoconductive implants. Ceramics are also useful for enhancing the material properties of products, such as strength, when used in combination with other biomaterials. We have expertise in the compounding of ceramic materials with various absorbable polymers to enhance strength characteristics primarily for orthopaedic applications. We are currently working with select orthopaedic customers to incorporate this enhanced material into their existing products or to develop new products. In addition, we are independently developing blended materials, using ceramics in combination with other biomaterials such as collagen, for applications in filling of bone defects and fracture repair.

We participate in the biomaterials market in several ways:

     - We manufacture biomaterials products for our customers who incorporate them into their products;

     - We manufacture a complete product incorporating our biomaterials and provide the finished product to our customers for distribution;

     - We provide our customers with a variety of proprietary products ranging from components to final packaged products, which are then marketed and sold to end users;

     - We independently design and develop biomaterials products that may enhance the features and benefits of our customers' products; and

     - We design and develop potential enhancements to our customers' products.

A majority of our biomaterials sales are concentrated among a few strategic customers and partners. The relationship with these customers and partners is generally long-term and contractual in nature, with contracts specifying the characteristics of the product to be supplied and pricing. Our products often represent a key strategic source for these customers and partners. In many cases, the technology incorporated in the product is our proprietary technology. As a result, we view our customer relationships as a long-term sustainable competitive advantage.

We have established several strategic partnerships with companies selling biomaterials based products. We act as a strategic partner and are often the exclusive supplier of certain biomaterials technology to our customers. Our largest biomaterials customers include St. Jude Medical, to whom we supply Angio-Seal components, Arthrex, to whom we supply a broad range of sports medicine products, and Orthovita, to whom we supply bone healing and repair products for use in repair of the spine, osteoporotic fractures and trauma injuries. We also supply biomaterials products to multiple other leading orthopaedic companies.

We continue to independently develop new proprietary products, to pursue other strategic partnerships in multiple fields of use including orthopaedics, cardiology, wound repair, aesthetics and drug delivery, among others. We also continue to work with both leading and emerging companies to commercialize biomaterials-based technology to maximize our return on our increased investment in these products. As we continue to increase our investment in the development of new biomaterials and products, we believe we will be able to increase our margins on commercialized products using our biomaterials technology.

The table below details the biomaterials markets in which we participate and the products that we develop and sell:

       BIOMATERIALS MARKETS                 BIOMATERIALS PRODUCTS                         PRODUCT STATUS
  Orthopaedics:
    Sports Medicine               Meniscal Repair Tacks                      Commercial
                                  Anterior Cruciate Ligament Repair Screws   Commercial; additional products in
                                                                             development
                                  Rotator Cuff Repair Screws                 Commercial
                                  Rotator Cuff Repair Patch                  Commercial; additional products in
                                                                             development
    Spinal Fixation               Absorbable Growth Factor Delivery          Commercial
                                  Matrices
    Trauma Fixation               Bone Void Filler                           Commercial
    Joint Replacement             ImproVise(TM) Cement Restrictor            Commercial
    Cartilage Repair              Cartilage Regeneration                     Development
  Cardiology:
    Vascular Puncture Closure     Absorbable Polymer Anchors and Collagen    Commercial
                                  Plugs for Angio-Seal(TM)
    Vascular Grafts               Vascular Graft Coatings                    Commercial, international only
                                  Vascular Graft                             Development
  Wound Care:
    Wound Dressings               Collagen based Wound Dressings             Commercial
  Periodontal:
    Periodontal                   Drilac(R)                                  Commercial
    Periodontal                   Epi-Guide(R)                               Commercial

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

Orthopaedic applications of biomaterials include repair, regeneration or augmentation of musculoskeletal tissues, including bone, cartilage, ligaments, spinal discs and tendons. Companies in this market often look to third parties to develop and manufacture their product concepts into marketable products. Our capabilities and expertise have enabled us to develop relationships with several major orthopaedic companies, to which we provide our biomaterials products or compounded materials. The orthopaedic portion of our biomaterials business represented 61% of our total biomaterials sales for fiscal 2004. Applications in the orthopaedic market for our biomaterials products include sports medicine, spinal fixation and trauma fixation. Many of our biomaterials products manufactured from absorbable materials are designed to replace metallic devices used in the fixation and repair of musculoskeletal tissues. Use of absorbable biomaterials eliminates the need for a second surgery, which is frequently necessary to remove non-absorbable metallic implants like bone rods and pins. This benefit provides our customers with a cost-effective alternative to traditional non-absorbable based products.

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

        SOFT TISSUE FIXATION. The primary application for our biomaterials in the sports medicine segment is soft tissue fixation. Soft tissue fixation includes the repair of tendons and ligaments in the knee, such as the anterior cruciate ligament and the meniscus, and in the shoulder, such as the rotator cuff. We manufacture products for all of these applications.

        TRAUMA FIXATION. Trauma fixation devices are used to repair broken bones using nails, screws, plates, pins and bone growth stimulation techniques. We currently manufacture trauma screws for orthopaedic repair.

        CARTILAGE REGENERATION. Articular cartilage covers the opposing surfaces of all moving joints in the body. Significant debilitation can result from even minor injury to articular cartilage. U.S. physicians perform over 500,000 procedures each year to repair damaged cartilage in the knee. A majority of these are repeat procedures, illustrating the ineffectiveness of current therapeutic approaches. Over time, debilitating osteoarthritis may develop in the afflicted joint, ultimately requiring knee replacement or other invasive treatment.

        The healing and growth properties of absorbable biomaterials make them ideal for use as the foundation for cartilage regeneration, as they are bioabsorbable at controlled rates for specific tissues. We are researching the use of our porous tissue matrix technology for articular cartilage regeneration. We commenced this research under a grant from the National Institute of Standards and Technologies (NIST) under which we performed two large animal studies. Initial results from both of these studies were promising. Based on these results, we have sponsored a third animal study, which began in June 2003 with expected results by late calendar 2004.

     Sports medicine products represented 50% of our total biomaterials product sales in fiscal 2004.

     SPINE. The application of biomaterials is an increasingly important aspect of the spinal surgery market. Major companies have introduced growth factors delivered via biomaterials matrices into the market, a trend that is garnering significant attention. In addition, bone void fillers and alternatives to autografts (bone harvested from cadavers) are increasingly being used in conjunction with metal cages in spinal fusion procedures, as well as to fill the voids left by bone harvest procedures.

     In March 2003, we entered an agreement with Orthovita to commercialize new products based on Orthovita's proprietary VITOSS bone graft substitute material in combination with our proprietary biomaterials. The new products build upon the VITOSS technology, a resorbable porous calcium phosphate scaffold that allows for resorption, cell seeding and rapid in-growth of host bone. The products are directed toward the spinal surgery market, which we believe to be the fastest growing market in orthopaedics, estimated at $1.2 billion on a worldwide basis. Under the agreement, we manufacture the products and Orthovita markets and sells the products worldwide. The first products under this agreement, VITOSS Scaffold FOAM strips and cylinders, which are synthetic bone substitutes, were launched in March of 2004. VITOSS Scaffold FOAM FLOW, a flowable version of the strips and cylinders, was launched in July of 2004.

     Spine products represented 11% of total biomaterials product sales in fiscal 2004.

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

     We are developing several different bone graft substitutes fabricated from collagen, synthetic polymers or composite biomaterials. We also manufacture for a strategic partner a resorbable growth factor delivery matrix that is commercially available outside the U.S. Extensive pre-clinical study of our synthetic polymer bone graft substitute has shown it to be an excellent carrier of biologically active agents as well as a suitable substrate for bone formation and healing.

CARDIOLOGY PRODUCTS.

Our biomaterials are used in vascular puncture closure products and coatings for synthetic vascular grafts. These cardiology products represented 36% of our total biomaterials sales in fiscal 2004. In addition, we have examined the feasibility of an absorbable polymer matrix to deliver angiogenic growth factors to promote the growth of new blood vessels for use in myocardial revascularization procedures and are exploring the use of our biomaterials in an arterial stent. Lastly, we are developing a synthetic vascular graft utilizing our PTM technology.

     VASCULAR. Medical options for resolving arterial blockage include vessel replacement or bypass surgery to divert blood flow around an obstruction. Over 1.7 million surgical procedures are performed annually worldwide that employ some type of arterial graft; nearly 900,000 of them require grafts of a very small diameter. Vein grafts or mammary arteries, taken from the patient's leg or chest, respectively, are the only reliable choice available for those small diameter-grafting procedures. Although the standard of care today, these grafts have significant issues related to availability, performance, trauma and expense.

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

DRUG/BIOLOGICS DELIVERY PRODUCTS.

Biomaterials are particularly useful for the controlled release of drugs and other biologically active agents such as growth factors. In these applications, the drug is deposited or incorporated into a biomaterials delivery matrix. As the matrix dissolves or is degraded by the body, the drug is gradually released. The use of a biomaterials matrix for drug delivery permits a locally targeted, low-dose release profile, improving the delivery of the drug. The PTM technology provides benefits that traditional biomaterials do not offer, as the porosity of the material provides additional release capabilities. Utilizing our PTM technology, we are researching sustained or controlled release of chemotherapeutic drugs for the treatment of breast cancer. We began this research under a National Institute of Health (NIH) grant received in fiscal 2003.

WOUND CARE PRODUCTS.

While the wound care market is currently dominated by conventional bandages and dressings and surgical staples or sutures, there is a new generation of products resulting from recent advances in biomaterials, tissue engineering and biotechnology. Our biomaterials are used in topical wound dressing products, which accounted for less than 1% of our total biomaterials sales for fiscal 2004.

PERIODONTAL PRODUCTS.

Biomaterials are commonly used in the periodontal segment of the dentistry market. We have two commercialized products in the periodontal field, the Drilac(R) product, which prevents dry socket following tooth extraction, and the Epi-Guide(R) barrier membrane, used in periodontal restorative procedures to prevent soft tissue cells from growing into space reserved for bone. These two products accounted for approximately 1% of our total biomaterials sales in fiscal 2004.

OUR STRATEGY FOR GROWTH OF OUR BIOMATERIALS BUSINESS.

We intend to utilize our experience and expertise in the design, development and processing of the above materials to expand our market penetration in biomaterials products and technology. Our strategy to accomplish this expansion is as follows:

     - DEVELOP NEW PROPRIETARY BIOMATERIALS PRODUCTS. We continue to leverage our technology and expertise in polymers, collagen and other absorbable and nonabsorbable materials to develop new proprietary biomaterials products. We are using this expertise to develop new biomaterials products, new formulations and applications of existing materials and products. We are seeking regulatory approval for our proprietary PTM technology-based product with application in the orthopaedics market. We are in the final phases of researching a cartilage regeneration product and are researching a vascular graft application, both of which utilize our PTM technology.

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

     - PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. We intend to continue to seek strategic acquisitions and alliances which add complementary technologies and expertise, broaden our intellectual property portfolio and strengthen our competitive position in our biomaterials business. We believe that our expertise in biomaterials allows us to identify and attract these opportunities.

THE TRIACTIV(R) BALLOON PROTECTED FLUSH EXTRACTION SYSTEM -- A DISTAL EMBOLIC PROTECTION DEVICE

EMBOLIC PROTECTION -- MARKET OVERVIEW

Embolic protection systems are designed to provide protection during the treatment of diseased vessels (arteries or veins) in the human body. Vessels become diseased when deposits of cholesterol and other fatty materials (plaque) on the walls of the vessels cause narrowing or blockage of the vessel and reduce the blood supply to a vital organ. Embolic protection systems are designed to capture debris dislodged from the wall of a vessel during balloon angioplasty or the placement of a stent. This debris, left uncaptured, might otherwise be released into the vascular system and result in complications such as a heart attack or stroke. Current approaches to embolic protection include distal balloons and filters. The balloon or filter is placed distal (on the far side) to the area of the vessel to be treated to capture debris loosened during the procedure. Existing worldwide commercial applications for embolic protection devices include the treatment of diseased saphenous vein grafts (SVGs) and carotid and peripheral arteries. These protection devices have been clinically proven to reduce complication rates associated with device-based treatment of diseased vessels. Applications are under clinical investigation for the treatment of diseased native coronary arteries, the removal of thrombus and acute myocardial infarction (AMI) (a heart attack). The initial indication for our TriActiv is the treatment of diseased SVGs. The TriActiv is currently commercially available in Europe. We submitted an application to the FDA for commercial approval of the TriActiv in the U.S. in July 2004.

     SAPHENOUS VEIN GRAFT MARKET

     There are approximately 550,000 coronary bypass surgeries performed annually worldwide and approximately half of all these bypass grafts become diseased or occluded within ten years of surgery, resulting in a pipeline of patients who will eventually require treatment of one or more diseased grafts. During many coronary bypass procedures, the saphenous vein is removed from the patient's leg and is surgically implanted to bypass a diseased or occluded native coronary artery. The SVG is used as a replacement for the diseased or occluded native coronary artery to restore blood flow. Current treatment options for diseased SVGs include drug therapy, device-based therapies (including angioplasty and the placement of stents) or repeat bypass surgery. There are significant risks involved with these treatments ranging from continued progression of disease, heart attack and possible death. Specifically, during the treatment of diseased SVGs via device-based therapy, the rate of major complication (known as the MACE (major adverse cardiac event) rate) without embolic protection is approximately 15 to 20%. These complications occur primarily because the material clogging the SVG is dislodged during the treatment and released into the vasculature causing clots or heart attack. Embolic protection is a method of preventing this debris from going downstream during device-based therapy procedures. Current devices in the SVG embolic protection market, which have been clinically proven to reduce the complication rates during device-based therapy, include balloon and filter-based therapies.

     CAROTID ARTERY MARKET

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

     NATIVE CORONARY ARTERIES AND AMI MARKETS

     Distal embolization of plaque is increasingly recognized as a contributor to complication rates in common percutaneous coronary intervention (PCI) and stent placement procedures. This seems to be particularly apparent in AMI or heart attack patients where a significant amount of blood clot or thrombus is often present. If the thrombus embolizes, it generally leads to adverse short-term and/or long-term outcomes for the patients. Embolic protection and thrombus removal devices have been studied as tools for lowering complication rates in these patients but have not yet proven clinical benefit.

THE TRIACTIV(R) SYSTEM

We have designed the TriActiv System, a balloon based embolic protection therapy, to provide distal embolic protection during the treatment of diseased arteries or vessels. In addition to the balloon protection, the TriActiv System utilizes active flushing and extraction to remove debris from the vessel after a treatment procedure. The initial application for the TriActiv System is the treatment of diseased SVGs. Clinical data from our pilot study in Europe demonstrated that the use of the TriActiv System reduces the MACE rate to 6.9% for patients treated within the clinical protocol. Documented studies have shown that MACE rates in non-protected SVG procedures are approximately 15 to 20%. We completed our U.S. randomized clinical study for the TriActiv System in March of 2004 and submitted to the FDA for commercial approval in July 2004. The clinical data from this trial will be presented for the first time at the Transcatheter Cardiovascular Therapeutic conference in Washington D.C. on September 28, 2004.

We believe the TriActiv System is currently the only device, in clinical trials or commercially available, which offers all three of the following features:

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

We received CE Mark approval for the TriActiv System in January 2002. The CE Mark is an international symbol of adherence to quality assurance standards established by the European Union and compliance with applicable European medical device directives. The European commercial launch of the device occurred in May 2002 and we shipped our first product in June 2002. Our subsidiary in Germany, Kensey Nash Europe GmbH, consists of eight employees and is responsible for the sales and marketing of the TriActiv System in Europe This team sells the product directly to the German market and supports our distributor relationships in the rest of Europe.

In March 2004, we completed enrollment in the PRotection during Saphenous Vein Graft Intervention to Prevent Distal Embolization (PRIDE) Trial in the U.S. The PRIDE Trial was a randomized, controlled study of 894 patients at 68 investigational sites in the U.S. and 10 sites in Europe. We completed a 510(k) submission to the FDA for commercial approval of the TriActiv System in July 2004. The FDA grants 510(k) clearance when it determines that a new device is substantially equivalent to an approved device. If the submission meets the requirements of the FDA, we would anticipate receiving approval for commercial sale of the device by December 2004. We are planning a U.S. commercial launch of the TriActiv System in our third fiscal quarter of fiscal 2004 and will execute such launch and the continued sales and marketing of the device with a direct sales force.

FUTURE GENERATIONS OF THE TRIACTIV SYSTEM

We have modified the design of the TriActiv System to improve the ease-of-use for SVG applications as well as to address additional applications where distal embolization is a concern. These additional applications include the treatment of carotid, native coronary and peripheral, AMI, arteries, as well as thrombus removal. Testing of these additional designs is expected to occur during fiscal 2005 and 2006.

The second generation SVG application device, TriActiv FX has been designed to improve the ease-of-use of the original device. We received CE Mark approval for TriActiv FX in December 2003. Adding additional features to enhance ease-of-use and system performance, we have redesigned the TriActiv FX system to incorporate "local flush and extraction" (the TriActiv LFX). We anticipate starting a U.S. clinical registry with the TriActiv LFX during our third quarter of fiscal 2005, with completion anticipated within nine months.

We completed a six patient pilot study, the TRACER study, on the carotid artery application of the TriActiv System in September 2003. This study was completed at one clinical site in Costa Rica. The TriActiv carotid application device was successfully used to provide protection from potential stroke-causing emboli by actively removing debris during carotid stenting procedures. We plan to begin enrollment in a CE Mark study for the TriActiv carotid application during fiscal 2005.

THE ANGIO-SEAL(TM) DEVICE

VASCULAR PUNCTURE CLOSURE -- MARKET OVERVIEW

Vascular puncture closure is the closing and sealing of femoral artery punctures made during cardiovascular catheterizations. Current treatment options include manual pressure and device based therapy. Existing device-based treatment options consist of either biomaterial-based devices or suture-based devices. Leading cardiology industry journals currently estimate that there are approximately 7.0 million cardiovascular catheterization procedures performed annually, which translates to a potential worldwide vascular puncture closure market of approximately $1 billion annually. The U.S. market represents approximately 70-75% of this total market opportunity. Industry estimates of current market penetration for vascular puncture closure devices are approximately 44% and 33%, for the U.S. and the international markets, respectively, or 43% worldwide.

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

The Angio-Seal device is manufactured, marketed, sold and distributed by St. Jude Medical, Inc. (St. Jude Medical). We receive a royalty of 6% on every unit sold. Angio-Seal royalty income was $20.9 million in fiscal 2004, a 28% increase over fiscal 2003 of $16.3 million. In addition, we manufacture components for the Angio-Seal device. We believe the impact of continued sales and marketing efforts by St. Jude Medical, along with product enhancements planned by St. Jude Medical, will provide continued growth opportunities.

With the launch of the latest generations of the Angio-Seal product line, the Self Tightening Suture (STS) and STS Plus platforms in March 2002 and September 2003, respectively, the Angio-Seal device has become the leading product in the worldwide vascular puncture closure market. The Angio-Seal has been sold in Europe since 1995, in the U.S. since 1996 and was launched in Japan in late 2003. There have been approximately 4.3 million Angio-Seal devices sold as of June 30, 2004. Industry estimates show the Angio-Seal worldwide market share of the worldwide vascular puncture closure market at June 30, 2004 was approximately 60%, compared to approximately 55% at June 30, 2003.

PATENTS AND PROPRIETARY RIGHTS

Our intellectual property covers technology in the fields of vascular puncture closure, blood vessel location, arterial revascularization and embolic protection systems, drug/biologics delivery, wound care, periodontics, angiogenesis products and surgical instruments. We protect our technology by, among other things, filing patent applications for the patentable technologies that we consider material to our business. Our first U.S. patent for arterial revascularization was issued in 1986 and for the concept of sealing vascular punctures was issued in 1988. As of September 3, 2004, we held 99 United States patents and 83 foreign national patents and had various United States patents and foreign national patent applications pending.

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

We have licensed our United States and foreign patents for the Angio-Seal device to St. Jude Medical and are required to license all improvements for the device to St. Jude Medical. The license agreements with St. Jude Medical are exclusive and worldwide, with rights to make, use and sell the Angio-Seal device, but are limited to the cardiovascular field of use only.

We intend to continue to aggressively protect new manufacturing processes, biomaterials products and technologies and medical products and devices which we have invented or developed. We intend to broaden the scope of our intellectual property and consider our core technologies to be critical to our future product development.

MANUFACTURING

We have developed unique manufacturing and processing capabilities for absorbable collagen and polymers. We manufacture numerous absorbable biomaterials products for use in applications including orthopaedics, cardiology, drug/biologics delivery, periodontal, general surgery and urology, and wound care. We have also established manufacturing processes and capabilities for the TriActiv, which we currently manufacture for the European markets and for ongoing clinical trials. We believe these processes and our facilities are adequate to take us through commercial launch of the TriActiv in the U.S. during fiscal 2005. We have our own capabilities in tool and die making, injection molding, extrusion, compounding, machining, model making and laser welding, which allow us to engineer our products in development on site.

We currently manufacture two of the major absorbable components of the Angio-Seal, the collagen plug and polymer anchor, for St. Jude Medical. Our sales of the collagen plug component continue to increase in line with St. Jude Medical's overall growth in Angio-Seal end user sales. However, as expected, St. Jude Medical began manufacturing the anchor component during fiscal 2004. We anticipate we will continue to be a secondary source of anchor requirements during fiscal 2005. We continue to supply St. Jude Medical with collagen requirements for the Angio-Seal under a formal collagen supply agreement with St. Jude Medical, which expires in November 2005.

Our FDA-registered manufacturing facility in Exton, Pennsylvania contains separate areas for the TriActiv and absorbable collagen and polymer manufacturing. While we believe our facility is currently adequate to handle ours as well as our customers' product volumes, we have begun the construction of a new facility to facilitate future growth of all product lines (see discussion of our new facility in Item 2 below). Our manufacturing facility is equipped with multiple ISO class seven (7) clean room facilities and is certified to three international quality standards: ISO 13485, ISO 9001 and EN 46001. Certification is based on adherence to established standards of design, service, quality assurance and manufacturing process control. Our manufacturing facility is subject to regulatory requirements and periodic inspection by regulatory authorities. We have a separate in-house quality assurance department that sets standards, monitors production, creates and reviews operating procedures and protocols and performs final testing of sample devices and products manufactured by or for us.

We purchase most raw materials, parts and peripheral components used in our products. Although many of these supplies are off-the-shelf items readily available from several supply sources, others are custom-made to meet our specifications. We maintain safety stock levels of these custom materials to prevent any product downtime in the case of supply interruption. In addition, we believe that, in most of these cases, alternative sources of supply for custom-made materials are available or could be developed within a reasonable period of time.

RESEARCH AND DEVELOPMENT

Our research and development and regulatory and clinical staff consisted of 89 individuals at September 3, 2004. Our research and development efforts are focused on the continued development of the TriActiv and of our biomaterials capabilities. We incurred total research and development expenses of $16.4 million, $14.5 million, and $10.8 million in fiscal 2004, 2003 and 2002, respectively.

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

OUR RELATIONSHIP WITH ST. JUDE MEDICAL

The Angio-Seal is licensed to St. Jude Medical, which manufactures, markets and sells the Angio-Seal worldwide. Under our license agreements, St. Jude Medical has exclusive rights to manufacture, market and distribute all versions of the patented Angio-Seal for hemostatic puncture closure for cardiovascular use worldwide. We retain the rights to use this technology for other applications. We earn a royalty on each Angio-Seal sold by St. Jude Medical. The royalty rate is based on cumulative volume of Angio-Seal units sold. Our royalty rate was 12% until October 2000, when it decreased to 9%, based on Angio-Seal unit sales reaching a cumulative total of one million units sold. The final decrease in royalty rate, to 6%, occurred in April 2004, when four million cumulative units were sold.

The term of the license agreements extends to the expiration date of the most recently issued licensed patent, including all continuations or supplements. The most recent patent for the Angio-Seal technology was issued in July 2000. St. Jude Medical may terminate the license agreements at any time after the end of the fifth royalty year, which ended September 30, 2001, for any reason upon 12 months notice. Upon termination, all rights, including sales, marketing, manufacturing and distribution would become the exclusive property of Kensey Nash. The Angio-Seal trademark would be retained by St. Jude Medical.

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

SALES AND MARKETING

THE TRIACTIV SYSTEM

In January 2002, we established Kensey Nash Europe GmbH in Eschborn, Germany for the purpose of selling and marketing the TriActiv System in Europe. The TriActiv was commercially launched in Europe in the fourth quarter of the fiscal year ended June 30, 2002 (fiscal 2002). We are selling the system direct to the market in Germany and through distributors for the rest of Europe. We have entered into distribution agreements for sales in the United Kingdom, Ireland, Switzerland, Austria, and Italy and are in the process of identifying distributors for the rest of Europe. At September 3, 2004 we had eight individuals on the European sales and marketing team, which includes sales people and clinical specialists.

In the U.S. we have developed a sales and marketing team, including clinical specialists, to increase market awareness and prepare for commercial launch. At September 3, 2004, we had seven individuals on the U.S. team, including a marketing manager, a sales manager and three clinical specialists. If the FDA approves the TriActiv System, we plan to market and sell the TriActiv device in the U.S. through a small, dedicated direct sales force of approximately ten salespersons. We anticipate hiring those individuals in the second and third quarters of fiscal 2005.

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

During fiscal 2003, we entered into an agreement with Orthovita to commercialize new products using Orthovita's proprietary ultra porous VITOSS bone void filler material in combination with our proprietary biomaterials in spine applications. Under the agreement, we are responsible for manufacturing these products and Orthovita is responsible for worldwide sales and marketing.

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

     - reimbursement; and

     - compliance with regulations.

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Datascope Corporation, Perclose, Inc. (a subsidiary of Abbott Laboratories) and Vascular Solutions, Inc., amongst other smaller competitors. While we consider the Angio-Seal and other sealing devices to be a superior method of vascular sealing, the majority of vascular sealing is still performed through manual compression, which represents our primary competition. The TriActiv is currently only commercially available in Europe, where our competitors include Boston Scientific Corporation, Johnson and Johnson, Inc., Medtronic, Inc., Abott Laboratories and Guidant Corporation, among others. If we are successful in commercializing the TriActiv in the U.S., we anticipate the competitors will be the same companies against which we are competing in Europe, as well as others.

CUSTOMERS

In fiscal 2004, we had approximately 26 customers for our biomaterials products, excluding our periodontal products, which, are sold directly to periodontists around the country. Two customers each accounted for more than 10% of our total revenues for the fiscal year. Royalty income from and sales of biomaterials to St. Jude Medical, associated with the Angio-Seal, represented approximately 58% of total revenues. Sales of biomaterials products to Arthrex, a distributor of orthopaedic products, represented approximately 30% of total revenues. Our TriActiv device is being sold to hospitals throughout Europe either through our direct sales force or through distributors.

GOVERNMENT REGULATION

Our medical devices are subject to extensive regulation by the U.S. Food and Drug Administration (FDA) and by foreign governments. The FDA regulates the clinical testing, design, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, seizure of products, total or partial suspension of production, failure to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to recall or request repair, replacement or refund of the cost of any device we manufacture or distribute.

International sales of medical devices are subject to the regulatory agency product registration requirements of each country in which they are sold. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements, price restraints and import restrictions on devices. Delays in receipt of, or a failure to receive, approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on our business, financial condition and results of operations. In addition, reimbursement coverage must be obtained in some countries.

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

In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv, which allows commercial sale of the product in the European Union. In the U.S., both a small pilot study registry and large randomized pivotal study (PRIDE Study) were conducted to provide safety and efficacy data for approval of the device. Enrollment in the PRIDE Study occurred between December 2001 and March 2004. Data from the PRIDE Study was presented to the FDA in a 510(k) submission for pre-market approval of the device in July 2004. We anticipate approval from the FDA by December 2004, which would allow the commercial sale of the device in the U.S.

A "next generation" TriActiv, an improved version of the device, is scheduled for a human clinical trial in the third quarter of fiscal 2005. The data from the approximately 100 patient study will support U.S. and European approval for SVG indications. Studies to support the approval of the device in other indications are also planned to start in fiscal year 2005.

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

Any products we manufacture or distribute pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. As a device manufacturer, we are required to register our manufacturing facility with the FDA and list our devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The Federal Food, Drug, and Cosmetic Act requires devices to be manufactured in accordance with Quality System regulations which impose certain procedural and documentation requirements with respect to manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations in the future and any failure to comply with such laws or regulations could have a material adverse effect upon our ability to do business.

EMPLOYEES

As of September 3, 2004, we had 294 employees, including 162 employees in operations, 89 employees in research and development and clinical and regulatory affairs, 28 employees in finance and administration and 15 employees in sales and marketing, including eight employees in Europe. All of our U.S. employees are located at our facilities in Exton, Pennsylvania, with the exception of eight clinical specialists located elsewhere throughout the country. We believe that our success depends in large part on our ability to attract and retain employees in all areas of our business.

CORPORATE GOVERNANCE AND INTERNET ADDRESS

We recognize that good corporate governance is an important means of protecting the interests of our stockholders, employees, customers, and the community. We have closely monitored and implemented relevant legislative and regulatory corporate governance reforms, including provisions of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), the rules of the Securities and Exchange Commission (SEC) interpreting and implementing Sarbanes-Oxley, and the corporate governance listing standards of the NASDAQ National Market (Nasdaq).

Our corporate governance information and materials, including our Code of Business Conduct and Ethics, are posted on the corporate governance section of our website at www.kenseynash.com and are available in print upon request to our Investor Relations department at our offices in Exton, Pennsylvania. Our Board will regularly review corporate governance developments and modify these materials and practices as warranted.

Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as practical after we file these reports with the SEC.

ITEM 2.  PROPERTIES

We lease approximately 68,000 square feet of executive offices, manufacturing and research and development facilities in Exton, Pennsylvania, a suburb of Philadelphia. This lease expires in fiscal 2006, subject to additional renewal options. We also recently leased approximately 11,500 square feet of additional office space in Exton, Pennsylvania for which our lease expires at the earlier of three years (September 2007) or the completion of our new facility described below. In addition, we lease a 10,000 square foot warehouse in Exton, Pennsylvania, where our lease will expire in December 2005 and a small office space in Eschborn, Germany.

We do not believe our existing facility will support full-scale manufacturing of the TriActiv device for both Europe and the U.S. or future growth of our biomaterials product sales. For these reasons, we entered into an agreement for the purchase of land and construction of a new facility. The new facility will also be in Exton, Pennsylvania. The first phase of our construction plan, which began in July 2004, will include the construction of a 162,000 square foot shell and 90,000 square feet of fit-out which will house all of our manufacturing and quality assurance operations. Completion of this phase is scheduled for our second quarter of fiscal 2006. See the discussion of our new facility in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations, "Liquidity and Capital Resources". Prior to the completion of our new facility, we do not anticipate any significant difficulty in obtaining additional or alternate space or renewing our leases for additional terms, at reasonable rates, in the event we need additional space or upon the expiration, cancellation or termination of any of our existing leases.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, in the normal course of business, we are a party to various legal proceedings. We do not expect that any currently pending proceedings will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Stockholders on June 28, 2004. At the meeting, the Company's stockholders voted to approve the Fourth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation. The following summarizes the voting results for such action:

                                                 NUMBER OF     NUMBER OF                    BROKER
                                                 VOTES FOR   VOTES AGAINST   ABSTENTIONS   NON-VOTES
                                                 ---------   -------------   -----------   ---------
Approval of Fourth Amended and Restated
  Employee Incentive Compensation Plan.........  6,629,476     2,460,741       16,725             --

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

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED JUNE 30, 2003
  First Quarter.............................................  $17.95   $13.64
  Second Quarter............................................   18.95    13.90
  Third Quarter.............................................   20.48    17.31
  Fourth Quarter............................................   26.10    18.91
FISCAL YEAR ENDED JUNE 30, 2004
  First Quarter.............................................  $29.30   $23.22
  Second Quarter............................................   24.84    20.05
  Third Quarter.............................................   27.35    22.00
  Fourth Quarter............................................   36.00    24.45

On September 3, 2004, the last reported sale price of our common stock in the Nasdaq National Market was $28.11 per share. As of September 3, 2004, there were 49 record owners of our Common Stock. There were also approximately 8,500 beneficial owners of the shares of our common stock at that date.

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

In October 2003, we announced a plan to repurchase 400,000 shares of our common stock and, during the repurchase period that expired in April 2004, repurchased 141,500 shares. On August 17, 2004, we announced the reinstatement of our stock repurchase plan. The reinstated plan calls for the repurchase of up to 259,500 shares, the balance under the original plan.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended June 30, 2004, 2003, 2002, 2001, and 2000. The selected financial data for each such fiscal year listed below has been derived from our consolidated financial statements for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 2004, 2003 and 2002 is included elsewhere herein. The following data for fiscal years 2004, 2003, and 2002 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the related notes and other financial information included herein.

                                                         FISCAL YEAR ENDED JUNE 30,
                                              ------------------------------------------------
                                                2004      2003      2002      2001      2000
                                              --------   -------   -------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Revenues:
  Net sales.................................  $ 36,361   $27,072   $17,502   $14,600   $13,144
  Research and development..................       688       963       765       330        59
  Royalty income and other..................    21,166    16,317    10,761     8,241     6,612
                                              --------   -------   -------   -------   -------
       Total revenues.......................    58,215    44,352    29,028    23,171    19,815
                                              --------   -------   -------   -------   -------
Operating costs and expenses:
  Cost of products sold.....................    16,084    12,153     8,214     7,427     7,614
  Research and development..................    16,411    14,490    10,783     7,293     5,340
  Selling, general and administrative.......     8,702     7,444     4,670     2,986     2,634
  In-process research and development
     charge.................................        --        --        --     7,594        --
                                              --------   -------   -------   -------   -------
       Total operating costs and expenses...    41,198    34,087    23,667    25,300    15,588
                                              --------   -------   -------   -------   -------
Income (loss) from operations...............    17,017    10,265     5,361    (2,129)    4,227
                                              --------   -------   -------   -------   -------
Other income (expense):
  Net interest income.......................     1,062     1,070     1,693     1,667       523
  Other non-operating income (loss).........        16         1       (15)       24        (1)
                                              --------   -------   -------   -------   -------
       Total other income -- net............     1,078     1,071     1,678     1,691       522
                                              --------   -------   -------   -------   -------
Income (loss) before income tax (expense)
  benefit...................................    18,095    11,336     7,039      (438)    4,749
Income tax (expense) benefit................    (5,144)   (2,549)   (2,428)    4,054        --
                                              --------   -------   -------   -------   -------
Net income..................................  $ 12,951   $ 8,787   $ 4,611   $ 3,616   $ 4,749
                                              ========   =======   =======   =======   =======
Basic earnings per common share.............  $   1.14   $  0.81   $  0.43   $  0.35   $  0.61
                                              ========   =======   =======   =======   =======
Diluted earnings per common share...........  $   1.06   $  0.76   $  0.41   $  0.34   $  0.60
                                              ========   =======   =======   =======   =======
Weighted average common shares
  outstanding...............................    11,403    10,828    10,666    10,462     7,766
                                              ========   =======   =======   =======   =======
Diluted weighted average common shares
  outstanding...............................    12,168    11,498    11,256    10,591     7,975
                                              ========   =======   =======   =======   =======

                                                                  JUNE 30,
                                              ------------------------------------------------
                                                2004      2003      2002      2001      2000
                                              --------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments.............  $ 61,096   $48,412   $31,874   $27,007   $31,721
Inventory...................................     3,482     3,481     2,519     1,322       902
Working capital.............................    72,742    59,394    41,644    35,998    36,741
       Total assets.........................   101,237    85,839    66,980    59,340    51,183
Long-term obligations.......................        --       219     1,330     2,309         2
       Total stockholders' equity...........    94,424    79,550    61,567    53,561    49,404

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our financial statements and the related notes included in this report.

This discussion and analysis below contains forward-looking statements relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in "Risk Factors" in this Annual Report on Form 10-K. See
"-- Forward-Looking Statements."

OVERVIEW

REVENUES

Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales is comprised of sales of biomaterials products and the TriActiv device.

     Biomaterials. In the year of our IPO, fiscal 1996, our biomaterials sales were comprised entirely of the absorbable collagen and polymer components of the Angio-Seal supplied to our strategic alliance partner. Since that time, we have experienced significant sales growth in our biomaterials products as we have expanded our customer base and marketing activities, increased sales to existing customers and assisted in the development of new product offerings.

     The biomaterials component of net sales, which comprises 99% of total net sales, represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics (sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The two most significant components of our biomaterials sales are our orthopaedic product sales and the absorbable components of the Angio-Seal, supplied to St. Jude Medical. Our orthopaedic product sales to date have consisted primarily of sales to Arthrex, a privately held orthopaedics company for which we manufacture a wide array of sports medicine products. During fiscal 2004, we sold our first bone grafting and spine products to Orthovita, a publicly held orthopaedic biomaterials company. In the next fiscal year and beyond, we anticipate our sales of these products and new products to Orthovita, to become a more significant portion of our total biomaterials sales. Below is a table showing the trends in our Angio-Seal and orthopaedic sales fiscal 2003 to fiscal 2004 as a percentage of our total biomaterials sales:

                                            PERCENTAGE OF TOTAL
                                            BIOMATERIALS SALES
                                         -------------------------
PRODUCT                                  FISCAL 2004   FISCAL 2003
-------                                  -----------   -----------
Angio-Seal Components..................      35%           54%
Orthopaedic Products...................      62%           42%

     The decline in the Angio-Seal components as a percentage of total biomaterials sales is related to the on-going transition of the manufacture of the absorbable polymer anchor from us to St. Jude Medical offset in part by increases in sales of the collagen component related to increased sales volume of the Angio-Seal device. Based on discussions with St. Jude Medical, we believe their current plans are that we will remain a supplier of approximately 15% of the future anchor requirements for the Angio-Seal. We are to continue to supply a minimum of 50% of the collagen component for the device under a three year contract with St. Jude Medical, which currently expires in December 2005.

     The increase in our orthopaedic products sales as a percentage of total biomaterials sales is primarily related to the growth of sales to Arthrex, which represented 48% of total biomaterials sales for fiscal 2004. In addition, in our third fiscal quarter 2004, we shipped our first commercial products to Orthovita. These sales represented approximately 8% of our total biomaterials sales for fiscal 2004.

     We expect the growth in our overall biomaterials sales to continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products. Biomaterials sales growth was 35% in fiscal 2004 over fiscal 2003. Due to this greater acceptance, we have been able to expand our biomaterials customer and product base by initiating new partnerships within the medical device industry, as well as expanding the product lines for our current customers.

     TriActiv System. The TriActiv device was commercially launched in Europe in the fourth quarter of fiscal 2002. We are selling directly to the market in Germany and through distributors throughout the rest of Europe. We currently have distribution agreements for sales in Ireland, Switzerland, Austria, Italy, Netherlands and the United Kingdom. We have entered into two distribution agreements during fiscal 2004, and are in the process of identifying additional distributors for markets in Europe and Asia. The TriActiv sales were less than 1% of our total sales for fiscal 2004. We anticipate the TriActiv System will become a more significant component of net sales during our fiscal year ending June 30, 2005 and beyond as we gain new customers in the European markets, introduce new versions and applications of the product and launch the product in the U.S. market. We currently anticipate commercial launch of the TriActiv System in the U.S. in the third quarter of fiscal 2005, subject to U.S. regulatory approval, via a direct sales force.

     We received European Community approval (CE Mark) to market the second-generation TriActiv device, the TriActiv(R) FX Embolic Protection System (the TriActiv FX), in November 2003. This second generation device incorporates several important ease-of-use design enhancements including an integrated, fully disposable flush and extraction system, a new balloon inflator that simplifies catheter exchanges during the procedure, and a monorail flush catheter to enhance device usage and reduce procedure time. We expect to initiate European marketing of the TriActiv FX in the second half of fiscal 2005.

Research and Development Revenue. In fiscal 2004, research and development revenue was derived from a National Institute of Standards and Technology (NIST) grant and a National Institute of Health (NIH) grant. In November 1999, we received our first NIST grant. Since that time we have been awarded a second NIST grant and an NIH grant. Under the first NIST grant, a $1.2 million grant over a three-year period, we were researching cartilage regeneration utilizing our porous tissue matrix (PTM) technology. Although we continue to independently develop this technology, we received all remaining funds under this grant in our second quarter of fiscal 2003. In October 2001 we received the second NIST grant, a $1.9 million grant over a three year period, under which we are researching a synthetic vascular graft, also utilizing our PTM technology. This project is expected to continue through October 2004. In January 2003, we received from the NIH, $100,000 over a one-year period, under which we were researching sustained or controlled release of chemotherapeutic drugs for the treatment of breast cancer utilizing our PTM technology. Research under this grant was completed in early fiscal 2004, but we are continuing to independently develop this drug delivery technology for commercial use and expectations of future grant applications.

Royalty Income. Our royalty income consists of royalties received from St. Jude Medical and Orthovita. Royalties from St. Jude Medical are received on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow as St. Jude Medical continues to expand its sales and marketing efforts, including its recent launch of the Angio-Seal product line in the Japanese market, and releases future generations of the Angio-Seal system, including its launch of the Self Tightening Suture (STS) Plus version of the device in the U.S. and Europe. Our royalty rate as of June 30, 2004 was 6%. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our License Agreements, during the fiscal quarter ended December 31, 2000 when a cumulative one million Angio-Seal units had been sold. There was one further contracted decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. This final rate reduction occurred in April 2004. We believe continued Angio-Seal unit growth will partially offset this 33% decline in royalty rate for a net reduction in royalty income in fiscal 2005 from fiscal 2004 of approximately 10-15%. We, therefore, expect that royalty income from the Angio-Seal will continue to be a significant source of revenue. As of June 30, 2004 approximately 4.3 million Angio-Seal units had been sold.

In March 2003, we entered into an agreement with Orthovita under which we will develop and commercialize products based on Orthovita's proprietary, ultra porous VITOSS(TM) bone void filler material in combination with our proprietary biomaterials. The products will have applications in the bone grafting and spinal surgery markets. Under the agreement, the products will be co-developed, we will manufacture the products and Orthovita will market and sell the products worldwide. Orthovita launched the initial bone grafting and spinal product line, VITOSS scaffold FOAM strips and cylinders, in the third quarter of fiscal 2004 and the second family of products, VITOSS scaffold FOAM flow in June 2004. Under the agreement, we receive a royalty on Orthovita's end-user sales of all co-developed products. We believe the unique technology associated with the VITOSS FOAM products and the size and strength of the spine market will result in the Orthovita component of royalty income becoming more significant over the next several quarters and beyond.

Cost of Products Sold. We have experienced an overall increase in gross margin during fiscal 2004 reflecting the continued increase in volume of biomaterials product sales. This increased volume, from both our existing customers and new customers, has resulted in manufacturing efficiencies. The volume increase also results in our fixed costs being spread over a greater number of units. We anticipate the gross margin on our biomaterials products will continue to improve with continued increased sales volume. We have experienced higher volume of our sales of biomaterials products and greater manufacturing efficiencies, which has lowered our unit costs in many of our product lines. However, we also initiated three new product lines during fiscal 2004, the Orthovita VITOSS FOAM strips, cylinder and flow products. During the initial phases of production of these product lines we incurred higher costs due to the learning curve associated with initiating new products. Our expectations for the gross margin after maturity of this product line are expected to be in line with our overall gross margins for the company as a whole. We anticipate the gross margin on our biomaterials products will continue to improve with expected increases in sales volume and efficiencies gained in new product lines. These improvements could potentially be offset by low initial margins on the TriActiv product line in our first year of U.S. sales. As a result of our expanding product mix, for fiscal 2005, we believe our total gross margin, across all product lines, will be only slightly improved over fiscal 2004.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technologies, such as the TriActiv System, absorbable and nonabsorbable biomaterials products and technologies and other development programs, including expenses under the NIST and NIH programs. In December 2001, we began our TriActiv U.S. pivotal clinical study, the PRIDE study, a randomized trial at up to 80 sites in the U.S and Europe. We completed enrollment in the PRIDE study during March 2004. We enrolled a total of 894 patients in the PRIDE study, including roll-in patients, at 68 sites in the U.S. and 10 sites in Europe. Submission of data from the trial to the FDA for 510(k) approval occurred in July 2004. If we are granted approval from the FDA, we will market and sell the device in the U.S. using a small direct sales team with an anticipated market launch in January 2005. We also completed a six patient pilot study, the TRACER study, on the carotid artery application for the TriActiv System in September 2003. This study was completed at one clinical site in Costa Rica. The TriActiv carotid application device was successfully used to provide protection from potential stroke-causing emboli by actively removing debris during carotid stenting procedures. We plan to begin enrollment in a CE Mark study for the TriActiv carotid application during fiscal 2005. We also plan to initiate a U.S. registry on a next generation TriActiv device, the TriActiv LFX, in our third quarter of fiscal 2005. The study is a planned 100 to 120 patient study at 20 sites in the U.S. We cannot make any assurances as to the successful completion of these trials or subsequent regulatory approval for the TriActiv System or for future applications in the U.S. or in Europe.

Clinical efforts in pursuit of FDA approval and continuing development of the TriActiv System, as well as our continued development of proprietary biomaterials products and technologies, require significant research and development expenditures. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv System in the U.S., and explore opportunities for other indications related to the TriActiv System as well as our other technologies, including the continued development of proprietary biomaterials technologies. While we believe research and development expense will increase in dollars, we believe that it will decrease as a percentage of total revenue as our revenue continues to grow. Research and development expense was 28% of total revenue in fiscal 2004 compared to 33% of total revenue in fiscal 2003. We anticipate research and development will continue to decline as a percentage of total revenue in fiscal 2005 and beyond.

Selling, General and Administrative. Selling, general and administrative expense includes general and administrative costs, including activities of our finance, human resource and business development departments, as well as costs related to the sales and marketing of our products. The general and administrative component of selling, general and administrative expense increased over fiscal 2003. This increase was a result of the overall growth of our business as well as expenses incurred related to compliance with new SEC and corporate governance regulations. The sales and marketing component of selling, general and administrative expenses has also increased over fiscal 2003. This increase relates to increased sales efforts for the TriActiv System in Europe, which was commercially launched in May 2002, and the move toward commercialization of the TriActiv System in the U.S. In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv System, which allows commercial sale of the product in the European Union. We established a subsidiary in Germany, Kensey Nash Europe GmbH where we maintain a European sales and marketing team. This team consisted of a Vice President of European Sales and Marketing, three clinical specialists and four sales people as of June 30, 2004. We plan to continue to add personnel to this team when we believe it is required to meet our clinical and sales goals. This team is selling the product direct in the German market and supports our distributor relationships in the rest of Europe. We anticipate sales and marketing expenses will continue to increase as we await U.S. regulatory approval of the TriActiv System. If approved by the FDA, we will market and sell the TriActiv System in the U.S. through a small, dedicated direct sales force initially comprised of approximately ten salespeople. Our initial estimates of the cost of a direct sales plan would increase selling expense in fiscal 2005 by $2.5 million to $3.0 million, including personnel and marketing expenses, over fiscal 2004. We also continue to expand our marketing efforts for our biomaterials business.

Income Tax Expense. Our effective income tax rate was approximately 28.4% for fiscal year 2004 compared with 22.5% for the year ended June 30, 2003. In the prior year our effective tax rate was reduced by a $1.5 million tax credit related to historic qualified research and development activities of the Company. Our fiscal 2004 effective income tax rate includes our current year research and development tax credit. We are forecasting an effective tax rate for fiscal 2005 of approximately 30%.

CRITICAL ACCOUNTING POLICIES

Our "critical accounting policies" are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. It is not intended to be a comprehensive list of all of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result. We have identified the following as our critical accounting policies: revenue recognition, accounting for stock-based compensation, allowance for doubtful accounts, inventory valuation and income taxes.

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements(SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. All of our shipments are Free on Board (F.O.B.) shipping point. Revenue under research and development contracts is recognized as the related costs are incurred. Royalty revenue is recognized as the related product is sold. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed.

Accounting for Stock-Based Compensation. We account for stock-based compensation costs under Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148 which permits (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

Employees (APB 25). We account for our stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we have not recognized any compensation expense for options granted to employees. We account for stock-based awards to non-employees using the fair value method in accordance with SFAS No. 123, which requires using the Black-Scholes option-pricing model to determine the fair value of the option at the original grant date. Options granted to non-employees, as defined under SFAS No. 123, (as amended by SFAS No.
148) and Emerging Issues Task Force (EITF) 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, are recorded as an expense over the service period. We granted options to non-employees, outside consultants, during fiscal 2003 and fiscal 2004. See Note 9 to the financial statements for information regarding options granted to non-employees in July 2003 and October 2002.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated due to uncollectibility. We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, significant one-time events and historical experience with each customer. Also, we record additional reserves for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to specific customers change, our estimates of the recoverability of receivables would be adjusted. We believe our allowance at June 30, 2004 is sufficient to cover all existing accounts receivable.

Inventory Valuation. Our inventory is stated at the lower of cost or market. Adjustments to inventory are made at the individual part level for estimated excess, obsolescence or impaired balances, to reflect inventory at the lower of cost or market. Factors influencing these adjustments include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality concerns. Revisions to these adjustments would be required if any of these factors differ from our estimates.

Income Taxes. Our estimated effective tax rate includes the impact of certain research and development tax credits. Material changes in, or differences from our estimates of, these three factors could impact our estimate of our effective tax rate.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS 2004 AND 2003

The following table summarizes our operating results for the fiscal year ended June 30, 2004 compared to the fiscal year ended June 30, 2003.

                                                     FISCAL YEAR ENDED
                         -------------------------------------------------------------------------   PERCENT CHANGE
                         JUNE 30, 2004       % OF TOTAL        JUNE 30, 2003       % OF TOTAL          FROM FY 03
                         ($ MILLIONS)         REVENUES         ($ MILLIONS)         REVENUES            TO FY 04
                         -------------   -------------------   -------------   -------------------   --------------
Total Revenues.........      $58.2               100%              $44.4               100%                31%
Net Sales..............      $36.4                62%              $27.1                61%                34%
Research & Development
  Revenue..............      $ 0.7                 1%              $ 1.0                 2%               (28)%
Royalty Income.........      $21.2                36%              $16.3                37%                30%
Cost of Products
  Sold.................      $16.1                28%              $12.2                27%                32%
Research & Development
  Expense..............      $16.4                28%              $14.5                33%                13%
Selling, General &
  Administrative
  Expense..............      $ 8.7                15%              $ 7.4                17%                17%
Interest Income........      $ 1.1                 2%              $ 1.2                 3%                (7)%
Net Income.............      $13.0                22%              $ 8.8                20%                47%

Total Revenue and Net Sales. Total revenues increased 31% to $58.2 million in fiscal 2004 from $44.4 million in the fiscal 2003. Net sales of products increased 34% to $36.4 million for fiscal 2004 from $27.1 million for fiscal 2003. The increase in net sales was primarily attributable to increased sales of our biomaterials products, specifically our orthopaedic products, which increased 97% in fiscal 2004 over fiscal 2003. Orthopaedic product sales increased as a result of increased sports medicine product sales to Arthrex, our largest orthopaedic customer, and the initial sales of a new spine product line to Orthovita under an agreement entered into in March 2003. Sales to these two customers increased $7.8 million, or 80%, and $3.0 million, which was entirely new business, respectively, over fiscal 2003. This increase was partially offset by a $1.7 million, or 12% decrease in Angio-Seal component sales. The decrease in Angio-Seal component sales was related to the on-going transition of the manufacture of the absorbable polymer anchor from us to St. Jude Medical offset in part by increases in sales of the collagen component related to increased sales volume of the Angio-Seal device. Based on discussions with St. Jude Medical, we believe their current plans are for us to remain a supplier of approximately 15% of the future anchor requirements for the Angio-Seal. We will continue to supply a minimum of 50% of the collagen component for the device under a three-year contract with St. Jude Medical, which currently expires in December 2005. The TriActiv sales represented less than 1% of our total sales in fiscal 2004 and fiscal 2003.

Research and Development Revenue. Research and development revenues decreased 28% to $688,000 for fiscal 2004 from $963,000 for fiscal 2003. Fiscal 2004 revenues were generated under the NIST synthetic vascular graft development grant and the NIH breast cancer drug delivery grant. In the prior fiscal year, revenues were generated under these same two grants in addition to the NIST articular cartilage grant. The NIH breast cancer drug delivery grant provided revenue for four of the twelve months of fiscal 2004, as the project concluded in October 2003. The NIST vascular graft grant provided revenue for the entire year. The decrease from the prior fiscal year reflects the conclusion of the NIST articular cartilage grant in October 2002, which provided $193,000 of revenue in fiscal 2003 and did not provide revenue in fiscal 2004. In addition, the decrease from the prior year reflected a decrease in reimbursements under the synthetic vascular graft grant, which generated $634,000 in revenue for fiscal 2004 compared to $724,000 for fiscal 2003. This decrease was attributable to the timing of animal studies, which are a significant component of the total reimbursement under the grant. Specifically, an animal study concluded prior to the second quarter of fiscal 2004 and another animal study started in late third fiscal quarter of 2004, in contrast to fiscal 2003 where an animal study was being conducted throughout the year.

The following table summarizes the research and development revenue for the fiscal year ended June 30, 2004 compared to the fiscal year ended June 30, 2003.

                                                                            PERCENTAGE CHANGE
GRANT                                          FISCAL 2004   FISCAL 2003   FROM FY 03 TO FY 04
-----                                          -----------   -----------   -------------------
NIST Articular Cartilage.....................   $      0      $193,000            (100)%
NIST Vascular Graft..........................   $634,000      $724,000             (12)%
NIH Breast Cancer Drug Delivery..............   $ 54,000      $ 46,000              17%
TOTAL R&D REVENUE............................   $688,000      $963,000             (28)%

Royalty Income. Royalty income increased 30% to $21.2 million for fiscal 2004 from $16.3 million for fiscal 2003. The increase in royalty income was primarily due to the increase in Angio-Seal royalties from St. Jude Medical. This increase occurred despite a 33% decline, from 9% to 6%, in the contracted Angio-Seal royalty rate in April 2004. Our royalty rate as of June 30, 2004 was 6%. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our License Agreements, during the fiscal quarter ended December 31, 2000 when a cumulative one million Angio-Seal units had been sold. One final contracted decrease in the royalty rate, to 6%, occurred upon reaching four million cumulative units sold in April 2004. The increase in royalty income despite this fourth quarter reduction in royalty rate reflected a greater number of units sold as well as an increase in the average selling price for the Angio-Seal. Royalty units increased 38%, as approximately 1.3 million Angio-Seal units were sold to end-users during fiscal 2004 compared to approximately 967,000 units sold during fiscal 2003. The average worldwide selling price increased to $188 from $186 in fiscal 2004 and 2003, respectively. We believe that the increase in units is due to St. Jude Medical's continued sales and marketing efforts, which are resulting in greater market share and overall increased adoption of vascular closure devices in the market. St. Jude Medical's market share is estimated at 60% in fiscal 2004 up from 55% in fiscal 2003 and worldwide market penetration is estimated at over 40% up from approximately 35% in fiscal 2004 and 2003, respectively. St. Jude Medical launched the most recent generation of the Angio-Seal product line, the STS Plus platform in September 2003 (commanding a premium price over the previous version of the device). In fiscal 2004, royalty income also included a new royalty from Orthovita under the March 2003 manufacturing, development and supply agreement between our two companies. This royalty is received on all co-developed VITOSS products of end-user sales of such products by Orthovita. The first royalty was earned in the third quarter of fiscal 2004 when Orthovita commercially launched the first co-developed products. Royalty income from Orthovita was approximately $300,000 for the fiscal year 2004.

Cost of Products Sold. Cost of products sold increased 32% to $16.1 million in fiscal 2004 from $12.2 million in fiscal 2003 while gross margin increased to 56% from 55% for the same periods. The increase in gross margin reflected the higher margins on our biomaterials products attributable in part to higher volumes, which resulted in manufacturing efficiencies, as well as continued allocation of overhead across greater sales volumes, resulting in a decrease in per unit costs. The higher margins were slightly offset by lower margins on the TriActiv device and new biomaterials products, specifically Orthovita. The TriActiv margins will continue to be lower than our biomaterials product margins until our manufacturing process matures and volumes increase. Also, we initiated a new product line during the third fiscal quarter 2004, Orthovita's VITOSS Foam products. During the initial phases of production of this product line we incurred higher costs due to the learning curve associated with new products.

Research and Development Expense. Research and development expense increased 13% to $16.4 million in fiscal 2004 compared to $14.5 million in fiscal 2003. While research and development expenses continued to increase in dollars, they decreased as a percentage of total revenue to 28% from 33% for fiscal periods ended June 30, 2004 and June 30, 2003, respectively. Expense increases were primarily due to our development efforts on our biomaterials products including our work under the NIST grant. Biomaterials and other proprietary technologies spending increased $1.4 million, or 30%, to $6.3 million in fiscal 2004 from $4.9 million in fiscal 2003 related primarily to increases in personnel costs totaling $763,000, and facility costs, including rent, electric and depreciation of $573,000 to support our continued development of new products and processes for our current and prospective customers. We expect research and development expenses to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Expense increases were also attributable to our continued development efforts on the TriActiv, including clinical trial expenses. Research and development expenses related to the TriActiv increased $493,000, or 5%, to $10.1 million in fiscal 2004 from $9.6 million in fiscal 2003. Expense increases occurred in personnel costs ($372,000), facility costs, including rent, electric and depreciation ($164,000) and patent counsel fees and other consulting costs ($208,000), all of which were to support the final efforts on our PRIDE clinical study and the growth in the development efforts on the next generation of the TriActiv, the TriActiv LFX. These cost increases were partially offset by a $225,000 decrease in fiscal 2004 from fiscal 2003 in various product design costs related to the TriActiv SVG application. Over the past year, there have been many new design features/ease of use improvements for the TriActiv product. As of the third fiscal quarter 2004, many of these design enhancements had been implemented and the expenses related to these improvements were not at the level they had been during the prior year. In addition, there was a decrease in clinical trial costs ($61,000) due to the conclusion of enrollment in the PRIDE clinical study in March 2004.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 17% to $8.7 million in fiscal 2004 from $7.4 million in fiscal 2003. Sales and marketing expenses increased $900,000 to $4.2 million in fiscal 2004 from $3.3 million in fiscal 2003. This increase related primarily to the TriActiv European sales and marketing efforts, which increased $695,000 mainly due to a marketing clinical study in support of third party reimbursement of TriActiv in Europe. The clinical study expenses increased $356,000 to $657,000 in fiscal 2004 from $302,000 in fiscal 2003. This study is expected to conclude in the second quarter of fiscal 2005. In addition, increases occurred in the overall operations in Europe to support our clinical and commercial efforts, including personnel costs ($195,000), convention and travel expenses ($65,000), as well as office and facility costs, including rent, phone, and electric ($56,000). These increases in the European sales and marketing expenses include an exchange rate premium from fiscal 2003 to 2004. The average exchange rate in fiscal 2003 was $1.05, whereas the average exchange rate in fiscal 2004 was $1.19. Of the increases above, approximately $60,000 of the $695,000 related to the increase in the exchange rate, or 14% of each of the increases stated above is directly related to the difference in the exchange rate. The U.S. marketing expenses increased $205,000 to $1.7 million in fiscal 2004 from $1.5 million in fiscal 2003. This increase was primarily for personnel expenses ($148,000) and pre-launch activities, such as marketing materials and publications ($52,000), as we prepare for our commercial launch.

General and administrative expenses increased $359,000 to $4.5 million in fiscal 2004 from $4.1 million in fiscal 2003. This was attributable to increases of $392,000 in personnel costs, $63,000 in facility costs, including rent, electric and depreciation and $321,000 in increased professional services and public company expenses, including investor relations and SEC filing fees. These personnel and facility cost increases were primarily related to the support of our continued sales and research and development growth, while increased professional fees as well as personnel costs were related to complying with the Sarbanes-Oxley Act of 2002 (SOA). Offsetting these increases was a decrease of $218,000 in audit and tax fees and a $210,000 decrease in the allowance for doubtful accounts. Although the audit portion of our fees increased in fiscal 2004 compared to fiscal 2003, our tax services fees in fiscal 2004 decreased by $275,000 related to a $325,000 professional service fee in fiscal 2003 for the research and development tax credit project performed. There was a $50,500 professional service fee in fiscal 2004 when the final portion of the research and development tax credit project was performed. Related to the accounts receivable allowance, we were carrying a receivables reserve for an amount due from a company that had filed for bankruptcy. The outstanding balance has since been paid and the reserve was no longer required.

Net Interest Income. Interest expense decreased $80,000, or 55%, to $66,000 in fiscal 2004 from $145,000 in fiscal 2003. This was due to a lower principal balance on our debt balance as we continue to make our required quarterly payments. Interest income decreased by 7% to $1.1 million in fiscal 2004 from $1.2 million in fiscal 2003. Although our cash and investment balances increased, this was more than offset by lower interest rates.

Other Non-Operating Income (Expense). Other non-operating income was $16,000 for fiscal 2004 compared to other non-operating expense of $700 for fiscal 2003. Other non-operating expense (income) for both periods represented primarily the net loss or gain on the sale of fixed assets.

COMPARISON OF FISCAL YEARS 2003 AND 2002

The following table summarizes our operating results for the fiscal year ended June 30, 2003 compared to the fiscal year ended June 30, 2002.

                                                       FISCAL YEAR ENDED
                                    -------------------------------------------------------     PERCENT
                                    JUNE 30, 2003   % OF TOTAL   JUNE 30, 2002   % OF TOTAL   CHANGE FROM
                                    ($ MILLIONS)     REVENUES    ($ MILLIONS)     REVENUES    FY02 TO FY03
                                    -------------   ----------   -------------   ----------   ------------
Total Revenues....................      $44.4          100%          $29.0          100%           53%
Net Sales.........................      $27.1           61%          $17.5           60%           55%
Research & Development Revenue....      $ 1.0            2%          $ 0.8            3%           26%
Royalty Income....................      $16.3           37%          $10.8           37%           52%
Cost of Products Sold.............      $12.2           27%          $ 8.2           28%           48%
Research & Development Expense....      $14.5           33%          $10.8           37%           34%
Selling, General & Administrative
  Expense.........................      $ 7.4           17%          $ 4.7           16%           59%
Interest Income...................      $ 1.2            3%          $ 1.9            7%          (37)%
Net Income........................      $ 8.8           20%          $ 4.6           16%           91%

Total Revenue and Net Sales. Total revenues increased 53% to $44.4 million in the year ended June 30, 2003 from $29.0 million in the year ended June 30, 2002. Net sales of products increased 55% to $27.1 million for fiscal 2003 from $17.5 million for fiscal 2002. While TriActiv sales increased 388% in fiscal 2003 over fiscal 2002, they represented less than 1% of total sales for fiscal 2003. As such, the increase in total sales was primarily attributable to increased sales of the Angio-Seal components and our orthopaedic products. Our orthopaedic products increased 31% in fiscal 2003 over fiscal 2002.

Research and Development Revenue. Research and development revenues increased 26% to $963,000 for fiscal 2003 from $765,000 for fiscal 2002. Fiscal 2003 revenues were generated under the NIST articular cartilage and synthetic vascular graft development grants and the NIH breast cancer drug delivery grant. In the prior fiscal year, revenues were generated under the NIST articular cartilage and synthetic vascular graft development grants. The NIST articular cartilage grant provided revenue for four of the twelve months of fiscal 2003, as the project concluded in October 2002. The NIST vascular graft grant provided revenue for the entire year. The NIH breast cancer drug delivery grant was initiated in September 2002. The increase over the prior fiscal year reflects the addition of the NIH breast cancer grant, which provided $46,000 of revenue in fiscal 2003 and an increase in the activities and expenses related to the NIST synthetic vascular graft grant. The vascular graft grant revenue increased $454,000 in fiscal 2003, from fiscal 2002. These increases were offset by a decrease of $302,000 in the NIST articular cartilage grant due to the conclusion of the grant in early fiscal 2003.

The following table summarizes the research and development revenue for the fiscal year ended June 30, 2003 compared to the fiscal year ended June 30, 2002.

                                                                                         PERCENTAGE
                                                                                        CHANGE FROM
GRANT                                                       FISCAL 2003   FISCAL 2002   FY02 TO FY03
-----                                                       -----------   -----------   ------------
NIST Articular Cartilage..................................   $193,000      $495,000         (61)%
NIST Vascular Graft.......................................   $724,000      $270,000         168%
NIH Breast Cancer Drug Delivery...........................   $ 46,000      $      0         100%
TOTAL R&D REVENUE.........................................   $963,000      $765,000          26%

Royalty Income. Royalty income increased 52% to $16.3 million for fiscal 2003 from $10.8 million for fiscal 2002. This increase reflects a greater number of units sold as well as an increase in average selling price for the

Angio-Seal. The average worldwide selling price increased to $186 from $178 in fiscal 2003 and 2002, respectively. Royalty units increased 44% as approximately 967,000 Angio-Seal units were sold to end-users during fiscal 2003 compared to approximately 670,000 units sold during fiscal 2002. We believe that this unit increase was primarily due to St. Jude Medical's increased sales and marketing efforts, resulting in market share gains for the Angio-Seal product line in both the U.S. and European markets and the full year impact of the self-tightening suture (STS) version of the Angio-Seal, which was introduced in the U.S. in March 2002.

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

Research and Development Expense. Research and development expense increased 34% to $14.5 million in fiscal 2003 compared to $10.8 million in fiscal 2002. Research and development expenses related to the TriActiv increased $2.5 million, or 36%, to $9.6 million in fiscal 2003 from $7.1 million in fiscal 2002. This increase was mainly attributable to our continued development efforts on the TriActiv, including clinical trial expenses, which increased $1.8 million in fiscal 2003 over fiscal 2002. Other increases occurred in personnel expenses ($643,000) and operational expenses related to new design features/ease of use improvements for the TriActiv product line ($142,000). We also continued to expand our development efforts on our biomaterials products including our work under the NIST grants. Biomaterials and other proprietary technologies spending increased $1.2 million, or 31%, to $4.9 million in fiscal 2003 from $3.7 million in fiscal 2002. This increases related primarily to personnel costs ($503,000), operational expenses related to product development costs ($288,000), facility costs, including rent, electric and depreciation ($289,000) and patent counsel fees and other consulting costs ($75,000).

Selling, General and Administrative Expense. Selling, general and administrative expense increased 59% to $7.4 million in fiscal 2003 from $4.7 million, in fiscal 2002. This increase was partially the result of increased sales and marketing expenses which increased $1.5 million to $3.3 million in fiscal 2003 from $1.8 million in fiscal 2002. This increase related primarily to European sales and marketing efforts on the TriActiv, which increased $1.4 million in fiscal 2003 from fiscal 2002. Our subsidiary in Germany was established in January 2002. Since that time we have established a European sales and marketing team to meet our clinical and sales goals. Fiscal year 2003 was the first full year of European sales and marketing expenses.

General and administrative expenses increased $1.3 million to $4.1 million in fiscal 2003 from $2.8 million in fiscal 2002. This increase was attributable to $696,000 in increased personnel costs and $261,000 in increased professional services and public company expenses, including investor relations and filing fees. These increases were related to our continued sales and research and development growth, but primarily to increased costs related to complying with the Sarbanes-Oxley Act of 2002 (SOA). In addition, selling, general and administrative include a $325,000 professional service fee, which relates directly to a research and development tax credit project performed in our fiscal fourth quarter (see below).

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $61.1 million at June 30, 2004, an increase of $12.7 million from our balance of $48.4 at the end of our prior fiscal year, June 30, 2003. In addition, our working capital was $72.7 million at June 30, 2004, an increase of $13.3 million from our working capital of $59.4 million at June 30, 2003.

Net cash provided by our operating activities was $19.9 million and $14.4 million in the fiscal years ended June 30, 2004 and 2003, respectively. In the fiscal year ended June 30, 2004, we had net income of $13.0 million, a tax benefit from the exercise of stock options of $1.7 million and non-cash depreciation and amortization of $4.3 million. In addition, changes in asset and liability balances provided $900,000 of cash. The increase in cash provided by the change in assets and liabilities was primarily due to the utilization of our deferred tax asset coupled with a reduction in prepaid and other assets and an increase in our accounts payable and accrued expenses. This was partially offset by an increase in accounts receivable and deferred revenue. The decrease in our prepaid and other assets was directly attributable to pre-payments related to our clinical trial contracts. These prepaid balances are expensed when the service is performed. As we completed enrollment in our PRIDE study, many of the related services have been performed and pre-payments expensed. The increase in accounts payable and accrued expenses was directly related to our accrued tax liability. In the fourth quarter of fiscal 2004 we recorded a $1.9 million federal tax liability to be paid in the first quarter of fiscal 2005. Prior to the fourth quarter, including the entire fiscal year 2003, the deferred tax asset was utilized as we were in a net operating loss (NOL) position and therefore no federal tax liability was recorded during those time periods. Increases in accounts receivable related to the increased sales levels in the fourth quarter of fiscal 2004 over the same period in fiscal 2003. In the fiscal year ended June 30, 2003, changes in asset and liability balances resulted in a net $160,000 use of cash, net income was $8.8 million, a tax benefit from exercise of stock options of $2.6 million and non-cash depreciation and amortization of $3.2 million.

Cash used in investing activities was $20.0 million for the fiscal year ended June 30, 2004. This was the net result of purchase and redemption activity within our investment portfolio. We had $13.3 million of investments mature or called during the fiscal year 2004. We subsequently purchased new investments with these proceeds as well as invested an additional $13.9 million of our cash or cash equivalents, for total investment purchases of $27.1 million. See Note 1 to the condensed consolidated financial statements included in this annual report for a description of our available-for sale securities. See discussion below for cash used for the purchase of property, plant and equipment.

We had an $8.0 million capital spending plan for fiscal 2004, of which we spent $6.1 million through June 30, 2004 on machinery, equipment, furniture and fixtures as well as leasehold improvements to fit-out additional leased space and to reconfigure existing space. These expenditures were primarily related to the expansion of our research and development capabilities ($788,000), expansion and upgrade of our MIS technology ($266,000) and the continued expansion of our manufacturing capabilities for our biomaterials and TriActiv product lines ($5.0 million). We have a $25.0 million capital spending plan for fiscal 2005 which will be expended primarily ($15 to $20 million) on our new facility (see discussion below) and will be used to continue to expand our research and development and manufacturing capabilities and upgrade our MIS technology.

Our operating leases, all on our various facilities in Exton, Pennsylvania, also represent a significant cash outflow. Lease expense under non-cancelable operating leases over the next three years will be as follows: $899,004 in fiscal 2005; $420,378 in fiscal 2006 and $0 in fiscal 2007.

To address our current and future facilities requirements, in August 2004 we entered into an agreement for the purchase of land and construction of a new facility. The new facility will be located in Chester County,

Pennsylvania, approximately two miles from our existing location. Long term, the proposed building site will accommodate a 220,000 square foot facility and thus provide for our future growth and continued expansion. Our construction plan will have three phases. Phase one will include the construction of a 162,000 square foot building shell and the fit-out of 90,000 square feet of space for our manufacturing and quality assurance operations and personnel. Phase One began in August 2004, and will continue for a period of approximately 18 months and have a total estimated cost of $26 million, including the land purchase. Phase Two would increase the total building shell size to 175,000 square feet and add another 85,000 square feet of fit-out and is anticipated to be complete by the end of five years. The second phase would allow the complete transition of all our personnel and operations to the new facility within five years. Phase Three would complete the building to the maximum of 220,000 square feet, when necessary. We intend to finance the construction of this building from current available cash on hand, cash from operations and/or liquid investments.

In conjunction with our acquisition of THM in September of 2000, we incurred a note payable to the shareholders of THM in the amount of $4.5 million (the Acquisition Obligation). Of that amount, $219,147 remained outstanding as of June 30, 2004. The obligation was due in equal quarterly installments of $281,250, which began on December 31, 2000 and is scheduled to end on September 30, 2004. As of February 28, 2003, due to repayments to certain former shareholders of THM, we reduced our remaining quarterly installments to $223,256 through September 30, 2004. The cash outflow related to the Acquisition Obligation will be $223,256 in fiscal 2005. We have adequate cash balances at June 30, 2004 to repay the remaining amount under this obligation.

The exercise of stock options provided cash of $3.4 million for the fiscal year ended June 30, 2004. We believe that option exercises will continue through fiscal 2005 due to the strength in our share price compared to the average exercise price of outstanding options.

In the second quarter of fiscal year 2004, the Company repurchased and retired 140,500 shares of common stock under a board approved repurchase program at a cost of approximately $3.0 million at an average market price of $21.34 per share. We financed the repurchases using our available cash. On August 17, 2004, we reinstated our stock repurchase plan (see "Reinstatement of Stock Repurchase Program" below).

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv System and our biomaterials products. In addition to the potential cash requirements associated with our announced reinstatement of the stock repurchase plan (see below), we will continue to add additional manufacturing facilities to support the continued growth of our biomaterials business and expected commercial launch of the TriActiv System, as discussed above. If approved by the FDA, we will market and sell the TriActiv System in the U.S. through a small, dedicated direct sales force initially comprised of approximately ten salespeople. Our initial estimates of the cost of a direct sales plan would increase selling expense in fiscal 2005 by $2.5 million to $3.0 million; including personnel and marketing expenses. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. We also believe our cash and investment balances will be sufficient on a longer term basis, however, it will depend on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development and costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

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

Presented below is a summary of our contractual obligations as of June 30, 2004:

                                                           PAYMENTS DUE BY PERIOD
                                         -----------------------------------------------------------
                                                      LESS THAN                            MORE THAN
                                           TOTAL        1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
                                         ----------   ----------   ---------   ---------   ---------
CONTRACTUAL OBLIGATIONS
Short-Term Debt(1).....................  $  219,147   $  219,147   $     --        --          --
Operating Lease Obligations(2),(3).....   1,319,382      899,004    420,378        --          --
                                         ----------   ----------   --------      ----        ----
  TOTAL................................  $1,538,529   $1,118,151   $420,378        --          --
                                         ==========   ==========   ========      ====        ====

---------------

(1) See Note 6 to our Consolidated Financial Statements for additional information on our short-term debt.

(2) In accordance with Accounting Principles Generally Accepted in the United States, these obligations are not recorded in the Consolidated Balance Sheet.

(3) See Note 4 to Consolidated Financial Statements for additional information on our operating leases.

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

RESEARCH AND DEVELOPMENT TAX CREDIT

We recorded tax credits of $984,817 and $1,500,000 for fiscal years ended June 30, 2004 and June 30, 2003, respectively. The entire tax credit recorded for 2003 and $310,000 of the 2004 credit related to qualified research and development activities of the Company for the period 1991 through 2003.

STOCK REPURCHASE PROGRAM

On October 23, 2003, we announced that our board of directors had approved a program to repurchase up to 400,000 of its issued and outstanding shares of Common Stock over six months from the date of the board approval. In the second quarter of fiscal year 2004, the Company repurchased and retired 140,500 shares of common stock under the program at a cost of approximately $3.0 million at an average market price of $21.34 per share. We financed the repurchases using our available cash.

On August 17, 2004, we announced that our board of directors had reinstated a program to repurchase issued and outstanding shares of Common Stock over six months from the date of the board approval. The current plan calls for the repurchase of up to 259,500 shares, the balance under the original plan mentioned above. As of September 3, 2004, we had repurchased and retired 25,000 shares of common stock under the program at a cost of approximately $600,000 or an average market price of $24.14 per share. We financed the repurchases using our available cash.

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

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO OBTAIN THE NECESSARY REGULATORY APPROVALS FOR THE TRIACTIV SYSTEM IN THE UNITED STATES.

The FDA has not approved the TriActiv System for marketing. Prior to granting approval, the FDA may require clarification of information provided in our regulatory submissions, more information or more clinical studies. If granted, FDA approval may impose limitations on the uses for which our product may be marketed or how our product may be marketed. Should we experience delays or be unable to receive approval from the FDA, our growth prospects will be diminished.

ALTHOUGH WE HAVE RECEIVED CE MARK APPROVAL AND EVEN IF WE RECEIVE FDA APPROVAL, WE MAY NOT BE SUCCESSFUL COMMERCIALIZING THE TRIACTIV SYSTEM THROUGH A DIRECT SALES FORCE.

If the TriActiv System obtains the necessary governmental approvals, we will need to commercialize the product. We may not be able to successfully develop and train our own sales force to sell and market the TriActiv System. We recently began to build a sales and marketing force, but had no prior experience hiring or training a sales and marketing force. We may not be able to expand and maintain an internal sales and marketing force with technical expertise and supporting distribution capabilities. If we are unable to successfully commercialize the TriActiv, our growth prospects will be diminished.

WE DERIVE A SUBSTANTIAL MAJORITY OF OUR REVENUES FROM ONLY TWO CUSTOMERS.

A substantial majority of our total revenues are derived from only two customers. Royalty income from, and sales of biomaterials to, St. Jude Medical associated with the Angio-Seal represented approximately 58% of our total revenue for fiscal 2004 while sales of biomaterials products to Arthrex, a distributor of orthopaedic products, represented approximately 30% of total revenues. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the Angio-Seal from customers of St. Jude Medical. Our customer concentration exposes us to the risk of changes in the business condition of either our major customers and to the risk that the loss of a major customer would adversely affect our results of operations. Our relationship with these customers is subject to change at any time.

WE ANTICIPATE THAT A SUBSTANTIAL PORTION OF OUR REVENUES WILL CONTINUE TO COME FROM THE ANGIO-SEAL, WHICH IS MANUFACTURED, MARKETED AND DISTRIBUTED BY ST. JUDE MEDICAL.

Under our license agreements with St. Jude Medical, the Angio-Seal is manufactured, marketed and sold on a worldwide basis by St. Jude Medical. Two of our significant sources of revenue for the future are expected to be sales of collagen to St. Jude Medical for use in the Angio-Seal and royalty income from the sale of the Angio-Seal product line. Our success with the Angio-Seal depends in part on the time, effort and attention that St. Jude Medical devotes to the Angio-Seal product line and on their success in manufacturing, marketing and selling the Angio-Seal product line. Under the terms of our agreements with St. Jude Medical, we have no control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. St. Jude Medical can terminate our arrangement at any time for any reason upon 12 months notice. At such time, all sales and marketing, manufacturing and distribution rights to the Angio-Seal would be returned to us. St. Jude Medical may not successfully pass future inspections of its manufacturing facility or adequately perform its manufacturing, marketing and selling duties. Any such failure by St. Jude Medical may negatively impact Angio-Seal unit sales and therefore reduce our royalties.

IF OUR BIOMATERIALS PRODUCTS ARE NOT SUCCESSFUL, OUR OPERATING RESULTS AND BUSINESS MAY BE SUBSTANTIALLY IMPAIRED.

The success of our existing biomaterials products, as well as any we develop in the future, depends on a variety of factors, including our ability to continue to manufacture, sell and competitively price these products and the acceptance of these products by the medical profession. In addition, we may be required to obtain regulatory approval for any future biomaterials products. We will require substantial additional funds to develop and market our biomaterials products. We expect to fund the growth of our biomaterials business out of our operating income, but this operating income may not be sufficient to develop new biomaterials products. To date, we have relied on strategic partners or customers to market and sell our biomaterials products. We cannot assure you that we will commercialize our products successfully through our planned development of a sales force.

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

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Datascope Corporation, Perclose, Inc. (a subsidiary of Abbott Laboratories) and Vascular Solutions, Inc., amongst other smaller competitors. The majority of vascular sealing is performed through manual compression, which represents our primary competition. The TriActiv is currently only commercially available in Europe where our competitors include Boston Scientific Corporation, Johnson and Johnson, Inc., Medtronic, Inc. (which owns Percu-Surge, Inc.) and Guidant Corporation, among others. If we are successful in commercializing the TriActiv in the U.S., we anticipate the competitors will be the same companies against which we are competing in Europe, as well as others.

Our competitors may have broader product lines, which allow them to negotiate exclusive, long-term supply contracts and offer comprehensive pricing for their products. Broader product lines may also provide our competitors with a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that are increasingly seeking to reduce costs through centralized purchasing. Greater financial resources and product development capabilities may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete.

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

ST. JUDE MEDICAL'S AND OUR INTERNATIONAL SALES ARE SUBJECT TO A NUMBER OF RISKS THAT COULD HARM FUTURE INTERNATIONAL SALES OF ANGIO-SEAL AND OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE NEW PRODUCTS IN INTERNATIONAL MARKETS.

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

     - our partners ability to meet or exceed the forecasts or expectations of analysts or investors;

     - price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many medical device companies; and

     - general economic conditions.

In addition, the market for our stock has experienced, and may continue to experience, price and volume fluctuations unrelated or disproportionate to our operating performance. As a result, you may not be able to sell shares of our common stock at or above the price at which you purchase them. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, with or without merit, we could incur substantial costs, and our management's attention and resources could be diverted from our business.

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

Our investment portfolio consists primarily of high quality U.S. government, municipal and corporate securities. The majority of these investments have maturities ranging from 2 to 13 years. Also, there are certain municipal variable rate demand obligations that have maturities ranging from 6 to 30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets and we have an audit committee approved investment strategy which currently limits the duration of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At June 30, 2004, our total portfolio consisted of approximately $46.5 million of investments. While our investments may be sold at anytime because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We had $219,000 in outstanding debt at June 30, 2004, related to the acquisition of THM.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data required by this item are set forth in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There was not any change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B.  OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the information under the captions "Proposal 1 -- Election of Directors,"
"-- Nominees," "-- Other Directors," "-- Board Committees," "-- Executive Officers," "Corporate Governance Policies and Procedures," and "-- Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders scheduled to be held on December 1, 2004 (the 2004 Proxy Statement), which will be filed with the Securities and Exchange Commission on or before October 26, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to the information under the caption "Proposal 1 -- Election of Directors -- Director Compensation" and "-- Executive Compensation" in the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Management and Certain Stockholders," and "-- Equity Compensation Plan Information" in the 2004 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the 2004 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption "Proposal 2 -- Ratification of Appointment of Auditors -- Independent Auditor Fees" in the 2004 Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a) 1. FINANCIAL STATEMENTS

The following financial statements are included in this report:

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as of June 30, 2004 and 2003

     Consolidated Statements of Income for the Years Ended June 30, 2004, 2003 and 2002

     Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2004, 2003 and 2002

     Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002

     Notes to Consolidated Financial Statements

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KENSEY NASH CORPORATION:
  Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation and its Subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

September 13, 2004

                            KENSEY NASH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,        JUNE 30,
                                                                    2004            2003
                                                                ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 14,615,633    $ 15,040,857
  Investments...............................................      46,480,854      33,370,540
  Trade receivables, net of allowance for doubtful accounts
    of $13,590 and $131,582 at June 30, 2004 and 2003,
    respectively............................................       6,005,702       3,760,286
  Royalties receivable......................................       4,432,692       4,571,006
  Other receivables (including approximately $14,000 and
    $41,000 at June 30, 2004 and 2003, respectively, due
    from employees).........................................         511,186         578,491
  Inventory.................................................       3,481,599       3,481,322
  Deferred tax asset, current portion.......................       2,607,669       2,097,147
  Prepaid expenses and other................................       1,418,528       2,564,179
                                                                ------------    ------------
      Total current assets..................................      79,553,863      65,463,828
                                                                ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Leasehold improvements....................................       9,599,237       6,737,363
  Machinery, furniture and equipment........................      18,598,090      14,492,068
  Construction in progress..................................       2,060,791       2,927,955
                                                                ------------    ------------
      Total property, plant and equipment...................      30,258,118      24,157,386
  Accumulated depreciation..................................     (14,273,218)    (10,757,669)
                                                                ------------    ------------
      Net property, plant and equipment.....................      15,984,900      13,399,717
                                                                ------------    ------------
OTHER ASSETS:
  Deferred tax asset, non-current portion...................           2,825       1,017,513
  Acquired patents, net of accumulated amortization of
    $1,685,743 and $1,422,718 at June 30, 2004 and 2003,
    respectively............................................       2,410,623       2,673,648
  Goodwill..................................................       3,284,303       3,284,303
                                                                ------------    ------------
      Total other assets....................................       5,697,751       6,975,464
                                                                ------------    ------------
TOTAL.......................................................    $101,236,514    $ 85,839,009
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $  1,847,127    $  2,111,421
  Accrued expenses..........................................       4,636,239       2,926,604
  Current portion of debt...................................         219,147         836,989
  Deferred revenue..........................................         109,773         195,060
                                                                ------------    ------------
      Total current liabilities.............................       6,812,286       6,070,074
                                                                ------------    ------------
LONG TERM PORTION OF DEBT...................................                         219,147
                                                                ------------    ------------
      Total liabilities.....................................       6,812,286       6,289,221
                                                                ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares
    authorized, no shares issued or outstanding at June 30,
    2004 and 2003 Common stock, $.001 par value, 25,000,000
    shares authorized, 11,511,806 and 11,366,975 shares
    issued and outstanding at June 30, 2004 and 2003,
    respectively............................................          11,512          11,367
  Capital in excess of par value............................      78,497,472      76,356,345
  Retained Earnings.........................................      16,151,233       3,200,450
  Accumulated other comprehensive loss......................        (235,989)        (18,374)
                                                                ------------    ------------
      Total stockholders' equity............................      94,424,228      79,549,788
                                                                ------------    ------------
TOTAL.......................................................    $101,236,514    $ 85,839,009
                                                                ============    ============

See notes to consolidated financial statements.

                            KENSEY NASH CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED JUNE 30,
                                                          -----------------------------------------
                                                             2004           2003           2002
                                                          -----------    -----------    -----------
REVENUES:
  Net sales.............................................  $36,360,535    $27,071,992    $17,502,194
  Research and development..............................      688,353        962,706        765,268
  Royalty income........................................   21,165,911     16,316,956     10,761,127
                                                          -----------    -----------    -----------
       Total revenues...................................   58,214,799     44,351,654     29,028,589
                                                          -----------    -----------    -----------
OPERATING COSTS AND EXPENSES:
  Cost of products sold.................................   16,084,377     12,152,601      8,214,321
  Research and development..............................   16,411,081     14,490,116     10,782,706
  Selling, general and administrative...................    8,702,372      7,443,940      4,670,215
                                                          -----------    -----------    -----------
       Total operating costs and expenses...............   41,197,830     34,086,657     23,667,242
                                                          -----------    -----------    -----------
INCOME FROM OPERATIONS..................................   17,016,969     10,264,997      5,361,347
                                                          -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Interest income.......................................    1,127,458      1,215,396      1,916,113
  Interest expense......................................      (65,760)      (145,302)      (222,921)
  Other income (expense)................................       16,239            724        (15,107)
                                                          -----------    -----------    -----------
       Total other income -- net........................    1,077,937      1,070,818      1,678,085
                                                          -----------    -----------    -----------
INCOME BEFORE INCOME TAX................................   18,094,906     11,335,815      7,039,432
Income tax expense......................................   (5,144,123)    (2,549,480)    (2,428,604)
                                                          -----------    -----------    -----------
NET INCOME..............................................  $12,950,783    $ 8,786,335    $ 4,610,828
                                                          ===========    ===========    ===========
BASIC EARNINGS PER SHARE................................  $      1.14    $      0.81    $      0.43
                                                          ===========    ===========    ===========
DILUTED EARNINGS PER SHARE..............................  $      1.06    $      0.76    $      0.41
                                                          ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..............   11,403,129     10,828,428     10,666,111
                                                          ===========    ===========    ===========
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......   12,168,322     11,498,473     11,256,177
                                                          ===========    ===========    ===========

See notes to consolidated financial statements.

                            KENSEY NASH CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     CAPITAL                           ACCUMULATED
                                COMMON STOCK        IN EXCESS    RETAINED EARNINGS/       OTHER
                            --------------------     OF PAR         (ACCUMULATED      COMPREHENSIVE   COMPREHENSIVE
                              SHARES     AMOUNT       VALUE           DEFICIT)        (LOSS)/INCOME      INCOME          TOTAL
                            ----------   -------   -----------   ------------------   -------------   -------------   -----------
BALANCE, JUNE 30, 2001....  10,509,431   $10,509   $63,974,745      $(10,196,713)      $ (227,414)                    $53,561,127
  Exercise of stock
     options..............     239,024       239     2,421,317                                                          2,421,556
  Tax benefit from
     exercise of stock
     options..............                             893,374                                                            893,374
  Net income..............                                             4,610,828                       $ 4,610,828      4,610,828
  Foreign currency
     translation
     adjustment...........                                                                 39,379           39,379         39,379
  Change in unrealized
     gain on investments
     (net of tax).........                                                                 40,777           40,777         40,777
                                                                                                       -----------
  Comprehensive income....                                                                             $ 4,690,984
                            ----------   -------   -----------      ------------       ----------      ===========    -----------
BALANCE, JUNE 30, 2002....  10,748,455    10,748    67,289,436        (5,585,885)        (147,258)                     61,567,041
                            ----------   -------   -----------      ------------       ----------                     -----------
  Exercise of stock
     options..............     618,520       619     6,091,865                                                          6,092,484
  Tax benefit from
     exercise of stock
     options..............                           2,599,494                                                          2,599,494
  Stock options granted to
     non-employee.........                             375,550                                                            375,550
  Net income..............                                             8,786,335                       $ 8,786,335      8,786,335
  Foreign currency
     translation
     adjustment...........                                                                 (3,257)          (3,257)        (3,257)
  Change in unrealized
     gain on investments
     (net of tax).........                                                                132,141          132,141        132,141
                                                                                                       -----------
  Comprehensive income....                                                                             $ 8,915,219
                            ----------   -------   -----------      ------------       ----------      ===========    -----------
BALANCE, JUNE 30, 2003....  11,366,975    11,367    76,356,345         3,200,450          (18,374)                     79,549,788
                            ----------   -------   -----------      ------------       ----------                     -----------
  Exercise of stock
     options..............     285,331       286     3,386,148                                                          3,386,434
  Stock repurchase........    (140,500)     (141)   (2,998,133)                                                        (2,998,274)
  Tax benefit from
     exercise of stock
     options..............                           1,708,479                                                          1,708,479
  Stock options granted to
     non-employee.........                              11,378                                                             11,378
  Employee stock-based
     compensation.........                              33,255                                                             33,255
  Net income..............                                            12,950,783                       $12,950,783     12,950,783
  Foreign currency
     translation
     adjustment...........                                                                 68,569           68,569         68,569
  Change in unrealized
     loss on investments
     (net of tax).........                                                               (286,184)        (286,184)      (286,184)
                                                                                                       -----------
  Comprehensive income....                                                                             $12,733,168
                            ----------   -------   -----------      ------------       ----------      ===========    -----------
BALANCE, JUNE 30, 2004....  11,511,806   $11,512   $78,497,472      $ 16,151,233       $ (235,989)                    $94,424,228
                            ==========   =======   ===========      ============       ==========                     ===========

See notes to consolidated financial statements.

                            KENSEY NASH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED JUNE 30,
                                                             ------------------------------------------
                                                                 2004           2003           2002
                                                             ------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income...............................................  $ 12,950,783   $  8,786,335   $  4,610,828
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization..........................     4,319,247      3,203,434      2,144,333
    Employee stock-based compensation......................        33,255
    Tax benefit from exercise of stock options.............     1,708,479      2,599,494        893,374
  Changes in assets and liabilities which (used) provided
    cash:
    Accounts receivable....................................    (2,039,797)       (50,751)      (550,608)
    Deferred tax asset.....................................       504,166       (192,383)     1,521,871
    Prepaid expenses and other current assets..............     1,076,230     (1,084,128)      (648,735)
    Inventory..............................................          (277)      (962,398)    (1,197,413)
    Accounts payable and accrued expenses..................     1,445,341      2,227,180        375,093
    Deferred revenue.......................................       (85,287)       (97,975)       169,683
                                                             ------------   ------------   ------------
       Net cash provided by operating activities...........    19,912,140     14,428,808      7,318,426
                                                             ------------   ------------   ------------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment...............    (6,100,732)    (4,861,101)    (4,160,167)
  Sale of investments......................................    13,290,000     33,325,000     13,264,776
  Purchase of investments..................................   (27,146,372)   (38,433,294)   (17,300,980)
                                                             ------------   ------------   ------------
       Net cash used in investing activities...............   (19,957,104)    (9,969,395)    (8,196,371)
                                                             ------------   ------------   ------------
FINANCING ACTIVITIES:
  Principal payments under capital leases..................                                      (1,938)
  Repayments of long term debt.............................      (836,989)    (1,253,250)      (908,799)
  Purchase of restricted investments.......................                      (48,927)       (88,298)
  Sale of restricted investments...........................                    2,161,999        206,477
  Stock repurchase.........................................    (2,998,274)
  Proceeds from exercise of stock options..................     3,386,434      6,092,484      2,421,556
                                                             ------------   ------------   ------------
       Net cash (used in) provided by financing
         activities........................................      (448,829)     6,952,306      1,628,998
                                                             ------------   ------------   ------------
EFFECT OF EXCHANGE RATE ON CASH............................        68,569         (3,257)        39,379
(DECREASE) INCREASE IN CASH................................      (425,224)    11,408,462        790,432
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............    15,040,857      3,632,395      2,841,963
                                                             ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR.....................  $ 14,615,633   $ 15,040,857   $  3,632,395
                                                             ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...................................  $     65,760   $    145,302   $    216,200
                                                             ============   ============   ============
  Cash paid for income taxes...............................  $    277,332   $    873,030   $     80,000
                                                             ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
  Increase in prepaid expense related to non-employee stock
    options (See Note 9)...................................  $     11,378   $    375,550   $
                                                             ============   ============   ============

See notes to consolidated financial statements.

                            KENSEY NASH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS -- Kensey Nash Corporation is a leading medical technology company providing innovative solutions, via novel technologies, to a wide range of medical procedures. We have expanded well beyond our beginnings in arterial puncture closure and today provide a wide range of products into multiple medical markets, primarily cardiovascular, sports medicine and spine, amongst others. As the inventor of the Angio-Seal(TM) Vascular Closure Device (Angio-Seal), a device designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations, we were the first company to place an absorbable biomaterial component into the human vascular system. As pioneers in this field of absorbable biomaterials, we have developed significant experience, expertise and competitive advantage in the design, development, manufacture and processing of absorbable biomaterials for medical applications.

We have developed, assisted in developing and are manufacturing absorbable biomaterials products for leading companies in the orthopaedic, cardiology, drug/biologics delivery, periodontal, general surgery and wound care markets for incorporation into their products. We are also, independently or on behalf of our customers, designing and developing various new absorbable biomaterials products for these markets.

Kensey Nash is also developing the TriActiv(R) Balloon Protected Flush Extraction System (TriActiv), a device designed to provide embolic protection during the treatment of diseased vessels. We received European (CE) mark approval for the saphenous vein graft (SVG) application of the TriActiv in January 2002 and commercialized the device during the fourth quarter of the fiscal year ended June 30, 2002 (fiscal 2002). We are marketing and selling the device in Europe through a direct sales force in Germany and through distributors throughout the rest of Europe. Enrollment in the U.S. pivotal clinical study (the PRIDE study) of the TriActiv SVG application was completed in March 2004. Our 510(k) application was submitted to the FDA early in the first fiscal quarter 2005. We anticipate approval and the implementation of a direct sales team by the end of our second fiscal quarter 2005, with a subsequent U.S. market launch of the system early in our third fiscal quarter 2005. Future generations of the TriActiv currently in development and in clinical trials are being designed to address additional markets. These future applications are expected to include the treatment of diseased carotid, native coronary and peripheral arteries, including the removal of thrombus, and acute myocardial infarction (AMI) (a heart attack).

As mentioned above, we were the original designer, developer and manufacturer of the Angio-Seal, the leading product in arterial puncture closure. The Angio-Seal is manufactured, marketed and sold by St. Jude Medical, Inc.

The Company was incorporated in Delaware on August 6, 1984.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash Europe GmbH. All intercompany transactions and balances have been eliminated. Kensey Nash Holding Company, incorporated in Delaware on January 8, 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash GmbH, incorporated in Germany in January 2002, was formed for the purpose of European sales and marketing of the TriActiv, which was commercially launched in Europe in fiscal 2002.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximated fair value as of June 30, 2004 and 2003. The fair value of short-term investments is based on quoted market prices.

INVESTMENTS -- Investments at June 30, 2004 consisted primarily of high quality U.S. corporate and municipal obligations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets. The Company's entire investment portfolio is reported at fair value with unrealized gains and losses included in stockholders' equity (see Comprehensive Income).

In March 2004, the FASB ratified the Emerging Issues Task Force Issue (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than -temporary impairment has not been recognized. The disclosure requirements under EITF 03-1 is effective for fiscal years ending after December 15, 2003 and the recognition and measurement requirements will be effective for periods beginning after June 15, 2004. The Company has included the required disclosures in these financial statements. The Company's adoption of the recognition and measurement requirements of EITF 03-1 is not expected to have a material impact on the Company's financial position or results of operations.

The following is a summary of available-for-sale securities at June 30, 2004 and 2003.

                                                        YEAR ENDED JUNE 30, 2004
                                           --------------------------------------------------
                                                            GROSS UNREALIZED
                                            AMORTIZED     --------------------     ESTIMATED
DESCRIPTION                                   COST         GAIN        LOSS       FAIR VALUE
-----------                                -----------    -------    ---------    -----------
U.S. Government Agency Obligations.....    $ 2,326,608    $    --    $(145,210)   $ 2,181,398
U.S. Corporate Obligations.............      2,421,000      8,190       (9,553)     2,419,637
Municipal Obligations..................     42,249,426     21,641     (391,248)    41,879,819
                                           -----------    -------    ---------    -----------
  Total Investments....................    $46,997,034    $29,831    $(546,011)   $46,480,854
                                           ===========    =======    =========    ===========

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
                                          ===========    ========    =========    ===========

The majority of the above investments have maturities ranging from 2-13 years. Also, there are certain municipal variable rate demand obligations that have maturities ranging from 6 to 30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. There were no realized gains or losses on investments in the years ended June 30, 2004, 2003 and 2002.

The investment securities shown below currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. There are approximately thirty-eight out of forty-five investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The length of time the individual securities have been in continuous unrealized loss position, aggregated by investment by category at June 30, 2004 are as follows:

                               LOSS < 12 MONTHS          LOSS > 12 MONTHS                TOTAL
                           ------------------------   -----------------------   ------------------------
                                           GROSS                     GROSS                      GROSS
                            ESTIMATED    UNREALIZED   ESTIMATED    UNREALIZED    ESTIMATED    UNREALIZED
DESCRIPTION                FAIR VALUE      LOSSES     FAIR VALUE     LOSSES     FAIR VALUE      LOSSES
-----------                -----------   ----------   ----------   ----------   -----------   ----------
U.S. Government Agency
  Obligations............  $        --   $      --    $2,326,608   $(145,210)   $ 2,326,608   $(145,210)
U.S. Corporate
  Obligations............    1,921,000      (9,553)           --          --      1,921,000      (9,553)
Municipal Obligations....   21,178,819    (273,822)    1,685,200    (117,426)    22,864,019    (391,248)
                           -----------   ---------    ----------   ---------    -----------   ---------
  Total Investments......  $23,099,819   $(283,375)   $4,011,808   $(262,636)   $27,111,627   $(546,011)
                           ===========   =========    ==========   =========    ===========   =========

COMPREHENSIVE INCOME -- The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive (loss) income is shown in the consolidated statements of stockholders' equity at June 30, 2004, 2003 and 2002, and is comprised of net unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments. The tax effect for 2004, 2003, and 2002 of other comprehensive income was $147,428, $68,073, and $21,006, respectively.

INVENTORY -- Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                                                        JUNE 30,
                                                               ---------------------------
                                                                  2004             2003
                                                               ----------       ----------
Raw materials...........................................       $2,420,374       $2,109,149
Work in process.........................................          603,069          765,388
Finished goods..........................................          458,156          606,785
                                                               ----------       ----------
Total...................................................       $3,481,599       $3,481,322
                                                               ==========       ==========

PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment consists primarily of machinery and equipment and leasehold improvements and is recorded at cost. Maintenance and repairs are expensed as incurred. Machinery, furniture and equipment are depreciated using the straight-line method over its useful life ranging from one to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or useful life of the asset.

     CONSTRUCTION OF NEW FACILITY

     To address the Company's current and future facilities requirements, in August 2004 the Company entered into an agreement for the purchase of land and construction of a new facility. The new facility will be located in Chester County, Pennsylvania, approximately two miles from the Company's existing location. Long term, the proposed building site will accommodate a 220,000 square foot facility and thus provide for the Company's future growth and continued expansion. The Company's construction plan will have three phases. Phase one will include the construction of a 162,000 square foot building shell and the fit-out of 90,000 square feet of space for the Company's manufacturing and quality assurance operations and personnel. Phase One began in August 2004, and will continue for a period of approximately eighteen months and have a total estimated cost of $26 million, including the land purchase. Phase Two would increase the total building shell size to 175,000 square feet and add another 85,000 square feet of fit-out and is anticipated to be complete by the end of five years. The second phase would allow the complete transition of all the Company's personnel and operations to the new facility within five years. Phase Three would complete the building to the maximum of 220,000 square feet, when necessary. The Company intends to finance the construction of this building from current available cash on hand, cash from operations and/or liquid investments.

GOODWILL -- Goodwill represents the excess of cost over the fair value of the identifiable net assets of THM Biomedical, Inc. (THM), a company acquired in September 2000 (see Note 3). Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are subject to annual impairment tests. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives. Adoption of SFAS 142 did not result in the reclassification of any intangible assets, changes in the amortization periods for those intangible assets with definite lives or in the impairment of any intangible assets.

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

ACCOUNTS RECEIVABLE ALLOWANCE -- The Company had trade receivable allowances of $13,590 and $131,582 at June 30, 2004 and 2003, respectively. The Company established trade receivable allowances of $15,500 and $93,474 and wrote off amounts totaling $1,718 and $4,392 in the years ended June 30, 2004 and 2003, respectively. In addition, for the year ended June 30, 2004, the Company reduced the prior year accounts receivable allowance by $110,382 which was primarily established for a customer that had filed for bankruptcy. The customer's outstanding balance has since been paid and the specific allowance was no longer needed. These amounts are included in selling, general and administrative expense for the years ended June 30, 2004 and 2003.

PATENTS -- The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company's inability to measure the recoverability of these costs when incurred. The entire cost of acquired patents is being amortized over the remaining period of economic benefit, ranging from 5 to 10 years at June 30, 2004. The gross carrying amount of such patents at June 30, 2004 was $4,096,366 with accumulated amortization of $1,685,743. Amortization expense on these patents was $263,026 in each of the fiscal years ended June 30, 2004, 2003 and 2002. Amortization expense on the Company's acquired patents is estimated at $263,026 for each of the years ending June 30, 2005, 2006, 2007, 2008 and 2009.

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

The Company receives a royalty on every Angio-Seal unit sold by St. Jude Medical, its licensee. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our licensing agreements during the quarter ended December 31, 2000, when a cumulative one million Angio-Seal units had been sold. The final contracted decrease in the royalty rate, to 6%, occurred in April 2004 when four million cumulative units had been sold. As of June 30, 2004 approximately 4.3 million Angio-Seal units have been sold.

The Company receives a 10% royalty on all co-developed VITOSS product sales by Orthovita. The royalty is pursuant to an agreement entered into between the Company and Orthovita in March of 2003 (see Note 2). The first royalty was earned in February of 2004 when the first co-developed product was commercially launched by Orthovita.

The Company recognizes substantially all of its royalty revenue, in accordance with its St. Jude Medical and Orthovita agreements, at the end of each month when the Company is advised by the respective party of the total end-user product sales dollars for the month. Royalty payments are received within 45 days of the end of each calendar quarter.

INCOME TAXES -- The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109) (see Note 8).

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

STOCK-BASED COMPENSATION -- Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits
(i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under the intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options with an exercise price equal to the fair market value of the Company's common stock at the date of grant (see Note 14). Options granted to non-employees, as defined under SFAS 123, are recorded as compensation expense. See Note 9 for options granted to non-employee outside consultants of the Company in July 2003 and October 2002. The Company did not grant any options to non-employees (other than non-employee directors) during the fiscal year ended June 30, 2002.

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

                                                       YEAR ENDED JUNE 30,
                                            -----------------------------------------
                                               2004           2003           2002
                                            -----------    -----------    -----------
Net income, as reported.................    $12,950,783    $ 8,786,335    $ 4,610,828
  Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects............................     (1,377,437)    (1,810,150)    (3,299,610)
                                            -----------    -----------    -----------
Pro forma net income....................    $11,573,346    $ 6,976,185    $ 1,311,218
                                            ===========    ===========    ===========
Earnings per share:
  Basic -- as reported..................    $      1.14    $      0.81    $      0.43
                                            ===========    ===========    ===========
  Basic -- pro forma....................    $      1.01    $      0.64    $      0.12
                                            ===========    ===========    ===========
  Diluted -- as reported................    $      1.06    $      0.76    $      0.41
                                            ===========    ===========    ===========
  Diluted -- pro forma..................    $      0.94    $      0.61    $      0.12
                                            ===========    ===========    ===========

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- The Company recognizes all derivatives as either assets or liabilities in the balance sheet, depending on the Company's rights or obligations under the applicable derivative contract, and measures those instruments at fair value. The Company did not have any derivative instruments during the fiscal years ended June 30, 2004, 2003, or 2002.

NEW ACCOUNTING PRONOUNCEMENTS -- In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106 (SFAS 132 revised), which improves financial statement disclosures for defined benefit plans. The change replaces existing FASB disclosure requirements for pensions and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The project was initiated by the FASB in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. The guidance is effective for fiscal years ending after December 15, 2003, and for the first fiscal quarter of the year following initial application of the annual disclosure requirements. The Company's adoption of SFAS 132 provides enhanced disclosures of 401(k) matching contributions (see Note 7) but has no impact on the Company's financial position or results of operations.

2.  STRATEGIC ALLIANCE AGREEMENTS

ST. JUDE MEDICAL

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

     THE COLLAGEN SUPPLY AGREEMENT -- Pursuant to an agreement with St. Jude Medical, the Company manufactures the collagen plug component of the Angio-Seal. The agreement is a three-year agreement expiring on November 30, 2005 which contains a minimum purchase requirement from St. Jude Medical, with pricing that fluctuates based on product size and cumulative quantities sold.

ORTHOVITA

In March 2003, the Company entered into a development, manufacturing and supply agreement with Orthovita under which the Company develops and commercializes products based on Orthovita's proprietary VITOSS bone graft substitute material in combination with the Company's proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, products are co-developed, Kensey Nash manufactures the products and Orthovita markets and sells the products worldwide. Also under the Orthovita Agreement, Kensey Nash receives a royalty payment based upon Orthovita's total end-user sales of co-developed products.

In July 2004, the Company acquired the intellectual property rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2.6 million under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company will receive a royalty from Orthovita on the sale of all Orthovita products containing the VITOSS technology, up to a total royalty to be received of $4,035,782.

3.  GOODWILL

The Company accounts for goodwill under the provisions of SFAS 142. Under SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests. The Company has established its annual impairment testing date to be June 30th of each fiscal year.

There were no changes to the net carrying amount of goodwill for the year ended June 30, 2004 from June 30, 2003. The Company completed its initial required goodwill impairment test under SFAS 142 in the first quarter of fiscal 2002. The most recent tests in fiscal 2004, 2003 and 2002 indicated that goodwill was not impaired.

4.  LEASES

At June 30, 2004, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

                                                                OPERATING LEASES
                                                                ----------------
YEAR ENDING JUNE 30:
2005........................................................       $  899,004
2006........................................................          420,378
                                                                   ----------
Total minimum lease payments................................       $1,319,382
                                                                   ==========

Rent expense for operating leases consists of rent for the Company's facilities in Exton, Pennsylvania, Duluth, Minnesota (through July 2003) and Eschborn, Germany. Rent expense for the fiscal years ended June 30, 2004, 2003 and 2002 was approximately $811,000, $697,000 and $511,000, respectively.

5.  PATENT ACQUISITION AGREEMENT

In November 1997, the Company entered into an agreement (the Patent Acquisition Agreement) to acquire a portfolio of puncture closure patents and patent applications as well as the rights of the seller under a pre-existing licensing agreement. The acquired patents were valued at the share price per share of the Company's common stock, multiplied by the number of shares issued, on the date of the Patent Acquisition Agreement plus the present value of the cash payments and the legal and related costs incurred to acquire the patents. The patents are being amortized over the average remaining useful life of the acquired portfolio at the time of the acquisition which was approximately 15 years. At June 30, 2004, the remaining period of amortization was approximately 9 years.

6.  DEBT

ACQUISITION OBLIGATION -- On September 1, 2000, in conjunction with the acquisition of THM Biomedical, the Company incurred a note payable in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation was due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company's then available borrowing rate of 7.5%) of $3,833,970 was recorded as a liability on the Company's consolidated financial statements. During the quarter ended March 31, 2003, the Company repaid certain debt holders, thereby reducing the Company's remaining quarterly installments to $223,256 through September 30, 2004. The remaining balance is $219,147 at June 30, 2004, of which the entire amount is current.

7.  RETIREMENT PLAN

The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. Effective October 1, 1999, the Company implemented a 25% discretionary matching contribution, on up to 6% of an employee's total compensation, for all employee contributions. Employer contributions to the 401(k) plan for 2004, 2003 and 2002 were $143,694, $117,796 and $87,500, respectively. Effective July 1, 2005, the Company revised its discretionary matching contribution to 50%, on up to 6% of an employee's total compensation, for all employee contributions.

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

The Company recorded tax credits of $984,817 and $1,500,000 for fiscal years ended June 30, 2004 and June 30, 2003, respectively. The entire tax credit recorded for 2003 and $310,000 of the 2004 credit related to qualified research and development activities of the Company for the period 1991 through 2003.

Earnings before income taxes earned within or outside the United States are shown below:

                                                                   JUNE 30,
                                                   ----------------------------------------
                                                      2004           2003           2002
                                                   -----------    -----------    ----------
United States..................................    $18,091,648    $11,330,891    $7,321,370
Foreign........................................          3,258          4,924      (281,937)
                                                   -----------    -----------    ----------
Net income before income taxes.................    $18,094,906    $11,335,815    $7,039,433
                                                   ===========    ===========    ==========

The Provision for income taxes is composed of the following:

                                                                    JUNE 30,
                                                     --------------------------------------
                                                        2004          2003          2002
                                                     ----------    ----------    ----------
Taxes on U.S. earnings
  Federal
     Current.....................................    $4,196,745    $   65,163    $
     Deferred....................................       651,595     2,241,987     2,501,593
  State
     Current.....................................       294,675       240,656        22,870
Taxes on foreign earnings
     Deferred....................................         1,108         1,674       (95,859)
                                                     ----------    ----------    ----------
Total income tax expense.........................    $5,144,123    $2,549,480    $2,428,604
                                                     ==========    ==========    ==========

The differences between the Company's income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:

                                                                   JUNE 30,
                                                   ----------------------------------------
                                                      2004           2003           2002
                                                   -----------    -----------    ----------
Net income before income taxes.................    $18,094,906    $11,335,815    $7,039,432
                                                   ===========    ===========    ==========
Tax provision (benefit) at U.S. statutory
  rate.........................................      6,152,268      3,854,177     2,393,407
State income tax provision, net of federal
  benefit......................................        212,137        191,227        15,094
Reconciliation to actual tax rate:
  Non-deductible meals and entertainment.......         16,874          2,717        11,100
  Research and development credits.............       (984,817)    (1,500,000)
  Non-taxable municipal bond interest income...       (254,986)
  Other........................................          2,647          1,359         9,003
                                                   -----------    -----------    ----------
Income tax expense.............................    $ 5,144,123    $ 2,549,480    $2,428,604
                                                   ===========    ===========    ==========
Current income tax expense.....................    $ 4,491,420    $   305,819    $   22,870
                                                   ===========    ===========    ==========
Deferred income tax expense....................    $   652,703    $ 2,243,661    $2,405,734
                                                   ===========    ===========    ==========

Significant components of the Company's deferred tax assets are as follows:

                                                              JUNE 30,
                                       -------------------------------------------------------
                                                  2004                         2003
                                       --------------------------    -------------------------
                                         CURRENT      NONCURRENT       CURRENT      NONCURRENT
                                       -----------    -----------    -----------    ----------
DEFERRED TAX ASSET:
Accrued vacation...................    $   101,922                   $    77,951
Accrued bonus......................        346,759
Basis difference -- patents........         30,692                                  $    7,728
Inventory..........................        185,935                       316,399
Goodwill -- THM Acquisition........                   $ 1,662,173                    1,911,006
Restricted Stock...................         11,307
Other..............................        197,864                       109,012
                                       -----------    -----------    -----------    ----------
                                           874,479      1,662,173        503,362     1,918,734
Research and development credits...      1,683,609                     1,194,535
AMT Tax Credit.....................                       262,627        342,863
NOL carryforwards..................      1,427,161                     1,428,269
                                       -----------    -----------    -----------    ----------
                                         3,985,249      1,924,800      3,469,029     1,918,734
Less valuation allowance...........     (1,318,000)                   (1,318,000)
                                       -----------    -----------    -----------    ----------
Deferred tax asset.................      2,667,249      1,924,800      2,151,029     1,918,734
                                       -----------    -----------    -----------    ----------
DEFERRED TAX LIABILITY:
Basis difference -- fixed assets...                    (1,885,142)                    (901,221)
Basis difference -- patents........                       (36,833)
Prepaid insurance..................        (59,580)                      (53,882)
                                       -----------    -----------    -----------    ----------
Deferred tax liability.............        (59,580)    (1,921,975)       (53,882)     (901,221)
                                       -----------    -----------    -----------    ----------
NET DEFERRED TAX ASSET.............    $ 2,607,669    $     2,825    $ 2,097,147    $1,017,513
                                       ===========    ===========    ===========    ==========

A portion of the Company's deferred tax asset is offset by a valuation allowance relating to state NOL carryforwards due to restrictions imposed and uncertainty surrounding its use. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more than likely will be realized. At June 30, 2004, the Company had NOL carryforwards for state tax purposes totaling $20.0 million, which will expire though 2024. In addition, the Company has a foreign net operating loss of $300,000 at June 30, 2004, which will not expire.

9.  CONSULTING CONTRACTS

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

The Company calculated the fair value of these non-employee options in accordance with SFAS No. 123, as $375,550 and $11,378 for the October 2002 and July 2003 grants, respectively, using the Black-Scholes option-pricing model. These amounts were recorded as prepaid consulting expense and increases to additional paid in capital in the quarters ended December 31, 2002 and September 30, 2003, respectively. The prepaid expense is being amortized to research and development expense over the terms of the agreements. Accordingly, $80,799 was recorded as a component of research and development expense for the period ended June 30, 2004. In the comparable period of the prior year, the research and development expense associated with these consulting contracts was $56,333 for the period ended June 30, 2003 and related only to the first consulting agreement mentioned above.

10.  STOCK REPURCHASE PROGRAM

On October 23, 2003, the Company announced that its board of directors had approved a program to repurchase up to 400,000 of its issued and outstanding shares of Common Stock over six months from the date of the board approval.

In the second quarter of fiscal year 2004, the Company repurchased and retired 140,500 shares of common stock under the program at a cost of approximately $3.0 million at an average market price of $21.34 per share. The Company financed the repurchases using its available cash.

No additional repurchases were made during the quarter ended March 31, 2004 and through the remainder of the program, which expired on April 23, 2004.

REINSTATEMENT OF STOCK REPURCHASE PROGRAM

On August 17, 2004, the Company announced that its board of directors had reinstated a program to repurchase issued and outstanding shares of Common Stock over six months from the date of the board approval. The current plan calls for the repurchase of up to 259,500 shares, the balance under the original plan mentioned above.

As of September 3, 2004, the Company had repurchased and retired 25,000 shares of common stock under the program at a cost of approximately $600,000 or an average market price of $24.14 per share. The Company is financing the repurchases using its available cash.

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

11.  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments with high quality financial institutions and has established guidelines relative to diversification and maturities to maintain safety and high liquidity. No single component of the Company's investment portfolio represented more than 12% or 11% of the total investments at June 30, 2004 and June 30, 2003, respectively. With respect to trade and royalty receivables, such receivables are primarily with St. Jude Medical (24% and 95%, and 42% and 100% of trade and royalty receivables, respectively, at June 30, 2004 and

2003) (see Note 2). The trade receivable from two other customers, Arthrex, and Orthovita, were approximately 37% and 33%, respectively, of trade receivables at June 30, 2004. If any of these customers' receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company's results of operations and financial condition. The Company performs ongoing credit evaluations on all of its customers' financial conditions, but does not require collateral to support customer receivables.

12.  CERTAIN COMPENSATION AND EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its officers, which provide for aggregate annual base salaries of $705,000 through June 30, 2005.

13.  PREFERRED STOCK

The Company has an authorized class of undesignated Preferred Stock consisting of 100,000 shares with a $.001 par value. The Board of Directors may authorize the issuance of Preferred Stock, which ranks senior to the common stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights, which could adversely affect the voting power of the holders of Common Stock. At June 30, 2004 and 2003, no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock.

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

The Compensation Committee of the Board of Directors oversees the Committee and may grant nonqualified stock options, incentive stock options or a combination thereof to the participants. As of June 30, 2003 the total number of shares authorized for issuance under the Employee Plan was 3,200,000 of which options to purchase a total of 2,077,325 shares of the Company's common stock at a weighted average exercise price of $12.31 were outstanding, and options to purchase a total of 1,033,982 shares of the Company's Common Stock had previously been exercised under the Employee Plan. As a result, only 88,693 shares remained available for new awards under the Employee Plan. Consequently, the Board of Directors proposed, and the stockholders subsequently approved at a special meeting held on June 28, 2004, to reserve an additional 850,000 (raising the total number provided under the plan to 4,050,000) shares of Common Stock for issuance under the Employee Plan. Options granted will provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than the closing price of the stock on the date of grant. As of June 30, 2004, awards consist solely of stock options as summarized in the table below.

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

A summary of the stock option activity under both plans for the years ended June 30, 2004, 2003 and 2002, is as follows:

                                                         EMPLOYEE PLAN                 DIRECTORS' PLAN
                                                  ----------------------------    --------------------------
                                                                 WEIGHTED AVG                  WEIGHTED AVG
                                                    SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE
                                                  ----------    --------------    --------    --------------
BALANCE AT JUNE 30, 2001......................     2,528,685        11.08          182,500        12.13
  Granted.....................................         9,200        16.49           50,000        21.00
  Cancelled...................................       (39,411)       12.35          (15,000)       11.56
  Exercised...................................      (234,024)       10.09           (5,000)       12.00
                                                  ----------                      --------
BALANCE AT JUNE 30, 2002......................     2,264,450        11.19          212,500        14.26
                                                  ----------                      --------
  Granted.....................................       444,300        14.75           65,000        18.94
  Cancelled...................................       (25,405)       14.20               --
  Exercised...................................      (606,020)        9.82          (12,500)       11.50
                                                  ----------                      --------
BALANCE AT JUNE 30, 2003......................     2,077,325        12.31          265,000        15.54
                                                  ----------                      --------
  Granted.....................................       282,000        30.09           54,000        21.93
  Cancelled...................................        (6,522)       16.19               --
  Exercised...................................      (260,331)       11.87          (25,000)       11.83
                                                  ----------                      --------
BALANCE AT JUNE 30, 2004......................     2,092,472        14.91          294,000        17.03
                                                  ==========                      ========
Exercisable portion...........................     1,549,563        11.95          184,171        14.87
                                                  ==========                      ========
Available for future grant....................       651,635                        73,500
                                                  ==========                      ========
Weighted-average fair value of options granted
  during the year ended June 30,
  2002........................................    $     8.77                      $  11.17
                                                  ==========                      ========
  2003........................................    $     6.42                      $   7.99
                                                  ==========                      ========
  2004........................................    $    14.15                      $   9.80
                                                  ==========                      ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                                     YEAR ENDED JUNE 30,
                                                                -----------------------------
                                                                 2004       2003       2002
                                                                -------    -------    -------
Dividend yield..............................................      0%         0%         0%
Expected volatility.........................................    35%-50%    35%-57%    40%-66%
Risk-free interest rate.....................................     4.15%      2.63%      4.40%
Expected lives:
  Employee Plan.............................................     6.05       6.31       6.07
  Directors Plan............................................     4.90       4.46       6.15

The following table summarizes significant option groups outstanding at June 30, 2004 and related weighted average exercise price and remaining contractual life information as follows:

                                                    OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                         -----------------------------------------    --------------------------
              RANGE OF                                     REMAINING     WGHTD AVG                     WGHTD AVG
              EXERCISE                     NUMBER AT      CONTRACTUAL    EXERCISE       NUMBER AT      EXERCISE
               PRICES                    JUNE 30, 2004       LIFE          PRICE      JUNE 30, 2004      PRICE
              --------                   -------------    -----------    ---------    -------------    ---------
           $ 7.625-$13.125                   927,758         4.90         $10.07          927,758       $10.07
           $13.250-$14.580                   963,014         6.79          14.32          717,637        14.25
           $14.875-$34.360                   495,700         9.09          26.38           88,339        19.17
                                           ---------                                    ---------
                                           2,386,472                                    1,733,734
                                           =========                                    =========

15.  RESTRICTED STOCK

The Company may provide restricted stock grants to executive officers and outside directors of the Company under the Employee Plan approved by the Company's stockholders. Shares awarded under the plan vest in installments up to three years and unvested shares are forfeited upon termination of employment. The Company made the following grants to outside directors during fiscal 2004 (vesting of these shares is contingent upon the Company's achievement of certain earnings per share targets and Company common stock price targets):

                                                                JUNE 30,
                                                                  2004
                                                                --------
Shares Granted..............................................     11,580
                                                                =======
Fair value on the date of the grant.........................    $84,650
                                                                =======

Compensation expense related to all restricted stock grants is being recorded over a three-year vesting period of these grants. For the year ended June 30, 2004, the Company recognized expense of $33,255 related to restricted share awards.

16.  EARNINGS PER SHARE

The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator.

                                                                      YEAR ENDED JUNE 30, 2004
                                                               --------------------------------------
                                                                                            PER SHARE
                                                                 INCOME         SHARES       AMOUNT
                                                               -----------    ----------    ---------
BASIC EPS
Income available to common shareholders....................    $12,950,783    11,403,129      $1.14
                                                                                              =====
EFFECT OF DILUTIVE SECURITIES
Options....................................................             --       765,193
                                                               -----------    ----------
DILUTED EPS
Income available to common shareholders including assumed
  conversions..............................................    $12,950,783    12,168,322      $1.06
                                                               ===========    ==========      =====

                                      YEAR ENDED JUNE 30, 2003                 YEAR ENDED JUNE 30, 2002
                                -------------------------------------    -------------------------------------
                                                            PER SHARE                                PER SHARE
                                  INCOME        SHARES       AMOUNT        INCOME        SHARES       AMOUNT
                                ----------    ----------    ---------    ----------    ----------    ---------
BASIC EPS
Income available to common
  shareholders..............    $8,786,335    10,828,428      $0.81      $4,610,828    10,666,111      $0.43
                                                              =====                                    =====
EFFECT OF DILUTIVE
  SECURITIES
Options.....................            --       670,045                         --       590,066
                                ----------    ----------                 ----------    ----------
DILUTED EPS
Income available to common
  shareholders including
  assumed conversions.......    $8,786,335    11,498,473      $0.76      $4,610,828    11,256,177      $0.41
                                ==========    ==========      =====      ==========    ==========      =====

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

The Company's primary products are all medical devices and include Biomaterials and Embolic Protection (the TriActiv). With respect to biomaterials products, the Company designs and/or manufactures and markets various absorbable polymer and collagen products for use in numerous applications including orthopaedic, cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The Company also receives royalty revenue from the sale of Angio-Seal units by St. Jude Medical and research and development revenue under certain research and development contracts or grants. The TriActiv was commercially launched in Europe in the fourth quarter of fiscal 2002. Net sales by product line and a reconciliation to total revenue is as follows:

                                                                      FISCAL YEAR ENDED
                                                          -----------------------------------------
                                                             2004           2003           2002
                                                          -----------    -----------    -----------
Biomaterials..........................................    $36,142,160    $26,840,939    $17,454,885
TriActiv..............................................        218,375        231,053         47,309
                                                          -----------    -----------    -----------
  Net Sales...........................................     36,360,535     27,071,992     17,502,194
Research and development..............................        688,353        962,706        765,268
Royalty income........................................     21,165,911     16,316,956     10,761,127
                                                          -----------    -----------    -----------
       Total Revenue..................................    $58,214,799    $44,351,654    $29,028,589
                                                          ===========    ===========    ===========

For the years ended June 30, 2004, 2003 and 2002, revenues from St. Jude Medical represented the following percentages of total revenues to the Company:

                                                                 PERCENTAGE OF TOTAL REVENUE
                                                                 FOR THE YEAR ENDED JUNE 30,
                                                                -----------------------------
                                                                2004        2003        2002
                                                                -----       -----       -----
Net sales...................................................     22%         33%         25%
Royalty Income (see Note 2).................................     36%         37%         37%

For the years ended June 30, 2004, 2003 and 2002, revenues from Arthrex represented the following percentages of total revenues to the Company:

                                                                 PERCENTAGE OF TOTAL REVENUE
                                                                 FOR THE YEAR ENDED JUNE 30,
                                                                -----------------------------
                                                                2004        2003        2002
                                                                -----       -----       -----
Net sales...................................................     30%         22%         24%

The Company's revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. No one country other than the U.S. represented more than 10% of the Company's revenues. In addition, all of the Company's long-lived assets are located in the U.S.

                                                            REVENUES FOR THE YEAR ENDED JUNE 30,
                                                          -----------------------------------------
                                                             2004           2003           2002
                                                          -----------    -----------    -----------
United States.........................................    $57,627,227    $43,933,605    $28,506,354
Other foreign countries...............................        587,572        418,049        522,235
                                                          -----------    -----------    -----------
       Total..........................................    $58,214,799    $44,351,654    $29,028,589
                                                          ===========    ===========    ===========

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations of the Company for the years ended June 30, 2004 and June 30, 2003 are presented below:

                                                              YEAR ENDED JUNE 30, 2004
                                              --------------------------------------------------------
                                              1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                              -----------    -----------    -----------    -----------
Operating revenues........................    $12,386,846    $13,717,257    $15,775,460    $16,335,237
Operating costs and expenses..............    $ 9,380,202    $ 9,857,550    $10,806,981    $11,153,099
Net income................................    $ 2,507,242    $ 2,769,371    $ 3,485,392    $ 4,188,779
Basic earnings per share..................    $      0.22    $      0.24    $      0.31    $      0.37
Diluted earnings per share................    $      0.20    $      0.23    $      0.28    $      0.34

                                                               YEAR ENDED JUNE 30, 2003
                                               --------------------------------------------------------
                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
Operating revenues.........................    $8,888,520     $10,546,236    $11,667,721    $13,249,177
Operating costs and expenses...............    $7,049,682     $ 8,030,805    $ 8,815,402    $10,190,769
Net income.................................    $1,450,032     $ 1,793,354    $ 1,958,624    $ 3,584,327
Basic earnings per share...................    $     0.13     $      0.17    $      0.18    $      0.32
Diluted earnings per share.................    $     0.13     $      0.16    $      0.17    $      0.30

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

15(a) 3.  EXHIBITS

EXHIBIT #      DESCRIPTION
---------      -----------
 2.1*          Asset Purchase Agreement dated September 1, 2000 by and
               among Kensey Nash Corporation, THM Acquisition Sub, Inc.,
               THM Biomedical, Inc. and the stockholders of THM Biomedical,
               Inc.
 3.1**         Amended and Restated Certificate of Incorporation of Kensey
               Nash Corporation
 3.2***        Second Amended and Restated Bylaws of Kensey Nash
               Corporation
 4.1**         Specimen stock certificate representing Kensey Nash
               Corporation common stock
10.1******     Kensey Nash Corporation Fourth Amended and Restated Employee
               Incentive Compensation Plan and form of Stock Option
               Agreement+
10.2****       Kensey Nash Corporation Fourth Amended and Restated
               Nonemployee Directors' Stock Option Plan and form of Stock
               Option Agreement+
10.3**         Form of Directors' Indemnification Agreement
10.4           Employment Agreement dated June 1, 2004, by and between
               Kensey Nash Corporation and Joseph W. Kaufmann+
10.5*******    Employment Agreement dated October 1, 2003, by and between
               Kensey Nash Corporation and Wendy F. DiCicco, CPA+
10.6*****      Employment Agreement dated December 1, 1998, by and between
               Kensey Nash Corporation and John E. Nash, P.E.+
10.7           Employment Agreement dated June 1, 2004, by and between
               Kensey Nash Corporation and Douglas G. Evans, P.E.+
10.8           Termination and Change in Control Agreement dated June 1,
               2004, by and between Kensey Nash Corporation and Joseph W.
               Kaufmann+
10.9           Termination and Change in Control Agreement dated September
               1, 2003, by and between Kensey Nash Corporation and Wendy F.
               DiCicco, CPA+
10.10**        License Agreement (United States) dated September 4, 1991, by and between Kensey Nash Corporation and American Home
               Products Corporation
10.11**        License Agreement (Foreign) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products
               Corporation
10.12*****     Tenant Lease dated November 19, 1996, by and between Kensey
               Nash Corporation and Marsh Creek Associates One and Lease
               Amendment dated January 3, 2000
10.13          Termination and Change in Control Agreement dated June 1,
               2004, by and between Kensey Nash Corporation and Douglas G.
               Evans, P.E.+
21.1           Subsidiaries of Kensey Nash Corporation
23.1           Consent of Independent Registered Public Accounting Firm
31.1           Certification of Chief Executive Officer pursuant to
               Exchange Act Rule 13a-14(a).
31.2           Certification of Chief Financial Officer pursuant to
               Exchange Act Rule 13a-14(a).
32.1           Certification of the Chief Executive Officer pursuant to
               Section 906 of the Sarbanes Oxley Act of 2002.
32.2           Certification of the Chief Financial Officer pursuant to
               Section 906 of the Sarbanes Oxley Act of 2002.

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

**** This exhibit is incorporated by reference to Exhibit 4.5 in our Registration Statement on Form S-8, Registration No. 333-71050.

***** This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-3, Registration No. 333-35494.

****** This exhibit is incorporated by reference to Exhibit 4.2 in our Registration Statement on Form S-8, Registration No. 333-117354.

******* This exhibit is incorporated by reference to the exhibit with the same
        Exhibit Number in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of September 2004.

                                          KENSEY NASH CORPORATION

                                          By:   /s/ WENDY F. DICICCO, CPA
                                            ------------------------------------
                                            Wendy F. DiCicco, CPA
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of September 2004.

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