Form 10-Q
period 2004-09-30
KENSEY NASH CORP
filed 2004-11-09
CIK 1002811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 2004

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act ). Yes - X No__

     As of October 31, 2004, there were 11,342,122 outstanding shares of Common Stock, par value $.001, of the registrant.

                             KENSEY NASH CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 2004


                                      INDEX

                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
                       Condensed Consolidated Balance Sheets
                         as of September 30, 2004 (Unaudited) and June 30, 2004...............  3

                       Condensed Consolidated Statements of Operations
                         for the three months ended September 30, 2004
                         and 2003 (Unaudited).................................................  4

                       Condensed Consolidated Statements of Stockholders' Equity for the
                        three months ended September 30, 2004 (Unaudited) and
                        for the year ended June 30, 2004......................................  5

                       Condensed Consolidated Statements of Cash Flows
                         for the three months ended September 30, 2004 and 2003 (Unaudited)...  6

                       Notes to Condensed Consolidated Financial Statements (Unaudited).......  7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................... 16

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................... 35

     ITEM 4.   CONTROLS AND PROCEDURES........................................................ 35


PART II - OTHER INFORMATION

     ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...................  36

     ITEM 6.   EXHIBITS......................................................................  36


SIGNATURES...................................................................................  37

EXHIBITS.....................................................................................  38


PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS [OBJECT OMITTED]
KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    September 30,
ASSETS                                                                                                  2004             June 30,
CURRENT ASSETS:                                                                                      (Unaudited)           2004
                                                                                                  ----------------  ---------------
  Cash and cash equivalents ................................................................      $   6,541,161       $  14,615,633
  Investments ..............................................................................         50,630,683          46,480,854
  Trade receivables, net of allowance for doubtful accounts of $127,152
     and $13,590 at September 30, 2004 and June 30, 2004, respectively .....................          5,358,199           6,005,702
  Royalties receivable .....................................................................          4,557,818           4,432,692
  Other receivables (including approximately $20,000 and $14,000 at
     September 30, 2004 and June 30, 2004, respectively, due from employees ................            648,670             511,186
  Inventory ................................................................................          3,821,815           3,481,599
  Deferred tax asset, current portion ......................................................          2,611,094           2,607,669
  Prepaid expenses and other ...............................................................          1,463,880           1,418,528
                                                                                                  -------------       -------------
         Total current assets ..............................................................         75,633,320          79,553,863
                                                                                                  -------------       -------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Land .....................................................................................          3,245,972                --
  Leasehold improvements ...................................................................          9,699,370           9,599,237
  Machinery, furniture and equipment .......................................................         19,703,964          18,598,090
  Construction in progress - new facility ..................................................          1,581,458             918,442
  Construction in progress .................................................................            970,107           1,142,349
                                                                                                  -------------       -------------
         Total property, plant and equipment ...............................................         35,200,871          30,258,118
  Accumulated depreciation .................................................................        (15,147,073)        (14,273,218)
                                                                                                  -------------       -------------
         Net property, plant and equipment .................................................         20,053,798          15,984,900
                                                                                                  -------------       -------------
OTHER ASSETS:
  Deferred tax asset, non-current portion ..................................................              2,825               2,825
  Acquired patents and proprietary rights, net of accumulated amortization of
   $1,930,810 and $1,685,743 at September 30, 2004 and June 30, 2004, resectively ..........          4,765,556           2,410,623
  Goodwill .................................................................................          3,284,303           3,284,303
                                                                                                  -------------       -------------
         Total other assets ................................................................          8,052,684           5,697,751
                                                                                                  -------------       -------------
TOTAL ......................................................................................      $ 103,739,802       $ 101,236,514
                                                                                                  =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................................................................      $   2,280,862       $   1,847,127
  Accrued expenses .........................................................................          3,441,437           4,636,239
  Current portion of debt ..................................................................                  -             219,147
  Deferred revenue .........................................................................             18,534             109,773
                                                                                                  -------------       -------------
         Total current liabilities .........................................................          5,740,833           6,812,286
                                                                                                  -------------       -------------
         Total liabilities .................................................................          5,740,833           6,812,286
                                                                                                  -------------       -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 100,000 shares authorized,
     no shares issued or outstanding at September 30, 2004 and June 30, 2004 ...............               --                  --
  Common stock, $.001 par value, 25,000,000 shares authorized,
     11,514,808 and 11,511,806 shares issued and outstanding at
     September 30, 2004 and June 30, 2004,  respectively ...................................             11,515              11,512
  Capital in excess of par value ...........................................................         78,571,692          78,497,472
  Retained earnings ........................................................................         19,306,920          16,151,233
  Accumulated other comprehensive income (loss) ............................................            108,842            (235,989)
                                                                                                  -------------       -------------
         Total stockholders' equity ........................................................         97,998,969          94,424,228
                                                                                                  -------------       -------------
TOTAL ......................................................................................      $ 103,739,802       $ 101,236,514
                                                                                                  =============       =============

See notes to condensed consolidated financial statements.



KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
- ------------------------------------------------------------------------------------------


                                                                 Three Months Ended
                                                                   September 30,
                                                            ------------------------------
                                                                 2004           2003
REVENUES:
  Net sales .............................................   $ 10,106,632    $  7,311,950
  Research and development ..............................        253,292         235,301
  Royalty income ........................................      4,717,470       4,839,595
                                                            ------------    ------------
           Total revenues ...............................     15,077,394      12,386,846
                                                            ------------    ------------

OPERATING COSTS AND EXPENSES:
  Cost of products sold .................................      4,046,504       3,342,131
  Research and development ..............................      4,383,524       4,077,981
  Selling, general and administrative ...................      2,474,189       1,960,090
                                                            ------------    ------------
           Total operating costs and expenses ...........     10,904,217       9,380,202
                                                            ------------    ------------
INCOME FROM OPERATIONS ..................................      4,173,177       3,006,644
                                                            ------------    ------------
OTHER INCOME:
  Interest income .......................................        309,818         290,200
  Interest expense ......................................         (4,559)        (20,170)
  Other income ..........................................         29,688           2,323
                                                            ------------    ------------
           Total other income - net .....................        334,947         272,353
                                                            ------------    ------------
INCOME BEFORE INCOME TAX ................................      4,508,124       3,278,997
Income tax expense ......................................     (1,352,437)       (771,755)
                                                            ------------    ------------
NET INCOME ..............................................   $  3,155,687    $  2,507,242
                                                            ============    ============
BASIC EARNINGS PER SHARE ................................   $       0.27    $       0.22
                                                            ============    ============
DILUTED EARNINGS PER SHARE ..............................   $       0.26    $       0.20
                                                            ============    ============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING ....................................     11,514,246      11,430,624
                                                            ============    ============
DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING ....................................     12,281,315      12,312,776
                                                            ============    ============

See notes to condensed consolidated financial statements




KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------


                                                                    Capital                 Accumulated
                                                 Common Stock      in Excess                   Other
                                           --------------------      of Par    Retained    Comprehensive Comprehensive
                                             Shares      Amount      Value     Earnings    Income/(Loss)     Income        Total
                                                                ------------- ------------ ------------- ------------- -------------

BALANCE, JUNE 30, 2003                     11,366,975  $ 11,367 $ 76,356,345  $  3,200,450    $ (18,374)               $ 79,549,788
 Exercise of stock options                    285,331       286    3,386,148                                              3,386,434
 Stock repurchase (See Note 6)               (140,500)     (141)  (2,998,133)                                            (2,998,274)
 Tax benefit from exercise of stock options                        1,708,479                                              1,708,479
 Stock options granted to non-employee                                11,378                                                 11,378
 Employee stock-based compensation                                    33,255                                                 33,255
 Net income                                                                     12,950,783               $ 12,950,783    12,950,783
 Foreign currency translation adjustment                                                         68,569        68,569        68,569
 Change in unrealized loss on investments
     (net of tax)                                                                              (286,184)     (286,184)     (286,184)
                                                                                                         ------------
Comprehensive income                                                                                     $ 12,733,168
                                           ----------  -------- ------------  ------------    ---------  ============   -----------

BALANCE, JUNE 30, 2004                     11,511,806  $ 11,512 $ 78,497,472  $ 16,151,233    $(235,989)               $ 94,424,228
                                           ----------  -------- ------------  ------------    ---------                ------------
 Exercise of stock options                     28,002        28      323,837                                                323,865
 Stock repurchase (See Note 6)                (25,000)      (25)    (604,437)                                             (604,462)
 Tax benefit from exercise of stock options                          177,688                                                177,688
 Employee stock-based compensation                                   177,132                                                177,132
 Net income                                                                      3,155,687               $  3,155,687     3,155,687
 Foreign currency translation adjustment                                                          6,556         6,556         6,556
 Change in unrealized gain on investments
    (net of tax)                                                                                338,275       338,275       338,275
                                                                                                         ------------
 Comprehensive income                                                                                    $  3,500,518
                                           ----------  -------- ------------  ------------    ---------  ============  ------------
BALANCE, SEPTEMBER 30, 2004  (Unaudited)   11,514,808  $ 11,515 $ 78,571,692  $ 19,306,920    $ 108,842                $ 97,998,969
                                           ==========  ======== ============  ============    =========                ============

See notes to condensed consolidated financial statements.



KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
- -------------------------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                              September 30,
                                                                         ------------------------
OPERATING ACTIVITIES:
  Net income .....................................................   $  3,155,687    $  2,507,242
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .............................      1,265,795         983,402
       Employee stock-based compensation .........................        177,132               -
       Tax benefit from exercise of stock options ................        177,688         410,319
  Changes in assets and liabilities which provided (used) cash:
       Accounts receivable .......................................        384,893       1,399,056
       Deferred tax asset ........................................         (3,425)       (427,305)
       Prepaid expenses and other current assets .................        (65,552)        684,981
       Inventory .................................................       (340,216)       (313,647)
       Accounts payable and accrued expenses .....................       (761,067)        660,642
       Deferred revenue ..........................................        (91,239)         31,007
                                                                     ------------    ------------
               Net cash provided by operating activities .........      3,899,696       5,935,697
                                                                     ------------    ------------
INVESTING ACTIVITIES:
  Purchase of land for new facility ..............................     (3,245,972)              -
  Additions to property, plant and equipment .....................     (1,033,765)     (1,433,265)
  Additions to new facility construction in progress .............       (663,016)              -
  Purchase of proprietary rights .................................     (2,600,000)              -
  Sale of investments ............................................        250,000               -
  Purchase of investments ........................................     (4,188,227)     (2,516,083)
                                                                     ------------    ------------
               Net cash used in investing activities .............    (11,480,980)     (3,949,348)
                                                                     ------------    ------------
FINANCING ACTIVITIES:
  Repayments of long term debt ...................................       (219,147)       (203,453)
  Stock repurchase ...............................................       (604,462)              -
  Proceeds from exercise of stock options ........................        323,865       1,196,098
                                                                     ------------    ------------
              Net cash (used in) provided by financing activities       (499,744)        992,645
                                                                     ------------    ------------
EFFECT OF EXHANGE RATE ON CASH ...................................          6,556          11,513
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................     (8,074,472)      2,990,507
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................     14,615,633      15,040,857
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................   $  6,541,161    $ 18,031,364
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .........................................   $      4,559    $     20,171
                                                                     ============    ============
  Cash paid for income taxes .....................................   $  1,935,000    $          -
                                                                     ============    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
  Increase in prepaid expense related to
        non-employee stock options  (See Note 5) .................   $         -     $     11,378
                                                                     ============    ============
See notes to condensed consolidated financial statements.


                             KENSEY NASH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The condensed consolidated balance sheet as of September 30, 2004, condensed consolidated statements of operations for the three months ended September 30, 2004 and 2003, condensed consolidated statement of stockholders' equity for the three months ended September 30, 2004 and condensed consolidated statements of cash flows for the three months ended September 30, 2004 and 2003 of Kensey Nash Corporation (the Company) have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2004 and June 30, 2004, results of operations for the three months ended September 30, 2004 and 2003, stockholders' equity for the three months ended September 30, 2004 and for the year ended June 30, 2004 and cash flows for the three months ended September 30, 2004 and 2003 have been made.

    The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash Europe GmbH. All intercompany transactions and balances have been eliminated. The Company was incorporated in Delaware on August 6, 1984. Kensey Nash Holding Company, incorporated in Delaware in January 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash Europe GmbH, incorporated in Germany in January 2002, was formed for the purpose of European sales and marketing of the TriActiv(R) Balloon Protected Flush Extraction System (the TriActiv) which was commercially launched in Europe in May 2002.

    Certain information and footnote disclosures normally included in the Company's annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements filed with the Securities and Exchange Commission (SEC) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The results of operations for the three month period ended September 30, 2004 are not necessarily indicative of operating results for the full year.

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

    CASH, CASH EQUIVALENTS AND INVESTMENTS
    Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months. Investments at September 30, 2004 consisted primarily of high quality municipal and U.S. government and corporate obligations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain
    Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets. The Company's entire investment portfolio is reported at fair value with unrealized gains and losses included in stockholders' equity (see Comprehensive Income).

In March 2004, the FASB ratified the Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 requires certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements under EITF 03-1 were effective for fiscal years ending after December 15, 2003 and the recognition and measurement requirements are effective for periods beginning after June 15, 2004. The Company has included the required disclosures in these financial statements. On September 30, 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective dates of paragraphs 10-20 of EITF Issue No. 03-1. The Company's adoption of the recognition and measurement requirements of EITF 03-1 is not expected to have a material impact on the Company's financial position or results of operations.

The following is a summary of available-for-sale securities at September 30, 2004 and June 30, 2004:


                                                            Quarter Ended September 30, 2004
                                          ---------------------------------------------------------------------
                                              Amortized             Gross Unrealized             Estimated
                                                            ------------------------------
               Description                      Cost              Gain           Loss            Fair Value
- ----------------------------------------- -----------------  -------------- ---------------  ------------------

 Municipal Obligations                        $ 46,108,645       $ 230,944      $ (117,792)       $ 46,221,797
 U.S. Government Agency Obligations              2,339,681               -        (139,553)          2,200,128
 U.S. Corporate Obligations                      2,186,000          23,565            (807)          2,208,758
                                          -----------------  -------------- ---------------  ------------------
      Total Investments                       $ 50,634,326       $ 254,509      $ (258,152)       $ 50,630,683
                                          =================  ============== ===============  ==================

                                                                Year Ended June 30, 2004
                                          ---------------------------------------------------------------------
                                              Amortized             Gross Unrealized             Estimated
                                                             ------------------------------
               Description                      Cost              Gain           Loss            Fair Value
- ----------------------------------------- -----------------  -------------- ---------------  ------------------

 Municipal Obligations                        $ 42,249,426        $ 21,641      $ (391,248)       $ 41,879,819
 U.S. Government Agency Obligations              2,326,608               -        (145,210)          2,181,398
 U.S. Corporate Obligations                      2,421,000           8,190          (9,553)          2,419,637
                                          -----------------  -------------- ---------------  ------------------
      Total Investments                       $ 46,997,034        $ 29,831      $ (546,011)       $ 46,480,854
                                          =================  ============== ===============  ==================


The majority of the above investments have maturities ranging from 2 to 13 years. Also, there are certain municipal variable-rate demand obligations that have maturities ranging from 6 to 31 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. There were no realized gains or losses on investments in the quarter ended September 30, 2004 and year ended June 30, 2004.

The  investment  securities  shown  below  currently  have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At September 30, 2004, there were approximately eleven out of fifty-four investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment by category, at September 30, 2004 were as follows:


                Description                Loss < 12 months               Loss > 12 months                       Total
- ------------------------------------  -----------------------------  -------------------------------  ------------------------------

                                                        Gross                           Gross                             Gross
                                         Estimated    unrealized      Estimated       unrealized       Estimated        unrealized
                                        Fair Value      losses       Fair Value         losses        Fair Value          losses
                                      -------------- ------------  ---------------  --------------  ---------------  ---------------
 Municipal Obligations                 $  4,577,521   $ (46,340)    $  1,684,300     $   (71,452)    $   6,261,821     $   (117,792)
 U.S. Government Agency Obligations               -          -         2,339,681        (139,553)        2,339,681         (139,553)
 U.S. Corporate Obligations                 186,000        (807)               -               -           186,000             (807)
                                      -------------- ------------  ---------------  --------------  ---------------  ---------------
      Total Investments                $  4,763,521  $  (47,147)    $  4,023,981     $  (211,005)    $   8,787,502     $   (258,152)
                                      ============== ============  ===============  ==============  ===============  ===============





    EXPORT SALES
    There were $125,750 and $157,194 in export sales from the Company's U.S. operations to unaffiliated customers in Europe and Asia in the three months ended September 30, 2004 and 2003, respectively.

    REVENUE RECOGNITION

         SALES REVENUE
         The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. All product is shipped free-on-board shipping point. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including discounts. The Company manufactures custom medical products for its customers which are subject to return only for failure to meet customer specifications. The Company had sales returns allowances and discounts of $30,669 and $93,640 at September 30, 2004 and 2003, respectively.

         RESEARCH AND DEVELOPMENT REVENUE
         Revenue under research and development contracts is recognized as the related expenses are incurred. All revenues recorded on this line item are government programs under which the U.S. government funds the research of high risk, enabling technologies. The programs reflected in the statement of operations for the quarter ended September 30, 2004 and fiscal year 2004 are awards for the research of a synthetic vascular graft which concluded in September of 2004 and a NIH breast cancer drug delivery grant which concluded in October 2003.

         ROYALTY INCOME
         Royalty revenue is recognized as the related product is sold. The Company recognizes substantially all of its royalty revenue at the end of each month, in accordance with its St. Jude Medical and Orthovita agreements, when the Company is advised by the respective party of the total end-user product sales dollars for the month. Royalty payments are received within 45 days of the end of each calendar quarter.

         The Company receives a 6% royalty on every Angio-Seal unit sold by St. Jude Medical, its licensee. The final contracted decrease in the royalty rate, from 9% to 6%, occurred in April 2004 when four million cumulative units had been sold. As of September 30, 2004 approximately
         4.7 million Angio-Seal units had been sold.

         The Company receives a royalty on all co-developed VITOSS FOAM product sales by Orthovita. The royalty is pursuant to an agreement entered into between the Company and Orthovita in March of 2003. The first royalty was earned in February of 2004 when the first co-developed product was commercially launched by Orthovita. In addition, in a separate transaction, the Company acquired proprietary rights of a third party to the VITOSS technology. This acquisition entitled the Company to certain rights, including the economic rights, of the third party. These economic rights included a royalty on all products containing the VITOSS technology. The first royalty under this transaction was earned for the quarter ended September 30, 2004, when the transaction was completed.


    EARNINGS PER SHARE
    Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share, which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive. As of September 30, 2004 options to purchase 204,293 shares of our Common Stock at prices ranging from $28.56 to $34.36 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been antidilutive. As of September 30, 2003, options to purchase 1,467 shares of our Common Stock at a price of $25.55 per share were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been antidilutive.

    STOCK-BASED COMPENSATION
    Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company's Common Stock at the grant date over the amount the grantee must pay for the stock. The Company's policy is to grant stock options with an exercise price equal to the fair market value of the Company's Common Stock at the date of grant. Options granted to non-employees, as defined under SFAS 123, are recorded as compensation expense. See Note 5 for options granted to non-employee outside consultants in July 2003 and October 2002.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148). The Company implemented the "disclosure only" provisions of SFAS No. 148 in the period ended December 31, 2002. Accordingly, no compensation cost has been recognized for the Company's two stock option plans. Had compensation cost for the plans been determined based on the fair market value of the options at the grant date, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's fully-taxed net income and earnings per share for the three months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts below:


                                                                                  Three Months Ended
                                                                                     September 30,
                                                                            ---------------------------
                                                                                 2004            2003

Net income, as reported .................................................   $ 3,155,687   $   2,507,242

   Deduct: Total stock-based employee compensation expense determined
   under fair value based method for all awards, net of related tax effects    (557,766)       (350,666)
                                                                            -----------   -------------
Pro forma net income ....................................................   $ 2,597,921   $   2,156,576
                                                                            ===========   =============
Earnings per share:
   Basic - as reported ..................................................   $      0.27   $        0.22
                                                                            ===========   =============
   Basic - pro forma ....................................................   $      0.23   $        0.19
                                                                            ===========   =============
   Diluted - as reported ................................................   $      0.26   $        0.20
                                                                            ===========   =============
   Diluted - pro forma ..................................................   $      0.21   $        0.18
                                                                            ===========   =============


    COMPREHENSIVE INCOME
    The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive income (loss) is shown in the consolidated statements of stockholders' equity at September 30, 2004 and June 30, 2004, and is comprised of net unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments. The tax (expense) benefit of other comprehensive income for the three months ended September 30, 2004 and for the fiscal year ended June 30, 2004 was $(174,263) and $147,428, respectively.

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

    There were no changes to the net carrying amount of goodwill for the three month period ended September 30, 2004 from June 30, 2004. The Company completed its initial required goodwill impairment test under SFAS 142 in the first quarter of fiscal 2002. The most recent tests in fiscal 2004, 2003 and 2002 indicated that goodwill was not impaired.

    PATENTS AND PROPRIETARY RIGHTS
    The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company's inability to measure the recoverability of these costs when incurred. The entire cost of acquired patents is being amortized over the remaining period of economic benefit, ranging from 5 to 10 years at September 30, 2004. The gross carrying amount of such patents at September 30, 2004 was $4,096,366 with accumulated amortization of $1,751,500. Amortization expense on these patents was $65,757 for the three month period ended September 30, 2004. Amortization expense on the Company's acquired patents is estimated at $263,026 for each of the years ending June 30, 2005, 2006, 2007, 2008 and 2009.

    In August 2004, the Company acquired the intellectual property rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2,600,000 under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company receives a royalty from Orthovita on the sale of all Orthovita products containing the VITOSS technology, up to a total royalty to be received of $4,035,782. The entire cost of these proprietary rights is being amortized over the sixty month period the Company anticipates to receive the royalty in relation to the proprietary rights. Amortization expense on these proprietary rights was $179,310 for the three months ended September 30, 2004. Amortization expense on these proprietary rights is estimated at $476,667 for the year ending June 30, 2005 and $520,000 for each of the years ending June 30, 2006 through 2009.

    NEW ACCOUNTING PRONOUNCEMENTS
    In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106 (SFAS 132 revised), which improves financial statement disclosures for defined benefit plans. The change replaces existing FASB disclosure requirements for pensions and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The project was initiated by the FASB in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. The guidance is effective for fiscal years ending after December 15, 2003, and for the first fiscal quarter of the year following initial application of the annual disclosure requirements. The Company's adoption of SFAS 132 revised provides enhanced disclosures of 401(k) matching contributions but has no impact on the Company's financial position or results of operations.

NOTE 2  -- INVENTORY
    Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company's products and is as follows:

                                              September 30,     June 30,
                                                  2004            2004
                                              -------------  -----------
       Raw materials ......................   $ 3,128,419    $ 2,449,180
       Work in process ....................       493,074        603,069
       Finished goods .....................       367,887        472,565
                                              -----------    -----------
       Gross inventory ....................     3,989,380      3,524,814
       Provision for inventory obsolescence      (167,565)       (43,215)
                                              -----------    -----------
       Net inventory ......................   $ 3,821,815    $ 3,481,599
                                              ===========    ===========


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

NOTE 3 -- ACCRUED EXPENSES

     As of September 30, 2004 and June 30, 2004, accrued expenses consisted of the following:

                                                        September 30,   June 30,
                                                             2004        2004
                                                         -----------  ----------
              Accrued payroll and related compensation   $1,283,313   $1,852,078
              Current tax liability ..................    1,290,632    1,873,195
              Other ..................................      867,492      910,966
                                                         ----------   ----------
              Total ..................................   $3,441,437   $4,636,239
                                                         ==========   ==========



NOTE 4 -- DEBT

    On September 1, 2000, in conjunction with the acquisition of THM Biomedical, the Company incurred a note payable in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation was due in equal quarterly installments. As of September 30, 2004, the Company had repaid the entire Acquisition Obligation and had no remaining debt.

NOTE 5 -- CONSULTING CONTRACTS

    In October 2002, the Company granted options to purchase 50,000 shares of common stock to a physician pursuant to a five-year consulting agreement related to the development of a carotid artery application for the TriActiv System.

    In July 2003, the Company granted options to purchase 1,500 shares of common stock to a physician pursuant to a two-year consulting agreement related to the development of orthopaedic applications for the Company's porous and non-porous tissue fixation and regeneration devices and drug delivery devices.

    The Company calculated the fair value of these non-employee options in accordance with SFAS No.123, as $375,550 and $11,378 for the October 2002 and July 2003 grants, respectively, using the Black-Scholes option-pricing model. These amounts were recorded as prepaid consulting expense and increases to additional paid in capital in the quarters ended December 31, 2002 and September 30, 2003, respectively. The prepaid expense is being amortized to research and development expense over the terms of the agreements. Accordingly, $20,200 was recorded as a component of research and development expense for each of the three month periods ended September 30, 2004 and 2003.

NOTE 6 -- STOCK REPURCHASE PROGRAM

    On August 17, 2004, the Company announced that its board of directors had reinstated a program to repurchase issued and outstanding shares of Common Stock over a six month period from the date of the board reinstatement. The reinstated plan calls for the repurchase of up to 259,500 shares, the balance under the original plan approved in October 2003. As of September 30, 2004, the Company had repurchased and retired 25,000 shares of its Common Stock under the reinstated plan at a cost of approximately $600,000 (an average market price of $24.14 per share). In October 2004, the Company repurchased and retired an additional 174,867 shares at a cost of approximately $4.5 million (an average market price of $25.94 per share), leaving approximately 59,633 shares authorized for repurchase under the current authorized plan. The Company is financing the repurchases using its available cash.

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

    The following table contains information about our purchases of our equity securities during July, August, and September 2004:

                                                                           Total number of           Maximum Number
                                                     Average Price        Shares Purchased        of Shares that May
                             Total Number of            Paid per       as Part of a Publicly       Yet Be Purchased
Period                       Shares Purchased            Share           Announced Program        Under the Program
- ------------------------------------------------------------------------------------------------------------------------

July 1-31, 2004                             -                  -                        -                        -
August 1-31, 2004                           -                  -                        -                        -
September 1-30, 2004                   25,000            $ 24.14                   25,000                  234,500

                             -------------------------------------------------------------------------------------------
Total                                  25,000            $ 24.14                   25,000                  234,500
                             ===========================================================================================





 NOTE 7 --INCOME TAXES

    As of June 30, 2004, the Company had net operating loss (NOL) carryforwards for state tax purposes totaling $20.0 million, which will expire through 2024. In addition, the Company had a foreign NOL of $300,000 at June 30, 2004, which will not expire.

    During the fourth quarter of fiscal year 2003, the Company performed a retrospective research and development tax credit study for fiscal years 1993 through 2003. The Company recorded the majority of the tax credit resulting from this study ($1.5 million) in the fourth quarter of fiscal 2003. During the first quarter of fiscal 2004, the Company recorded an additional portion of the research and development tax credit ($310,000) and professional service fees as a component of selling, general and administrative expenses ($50,500) related to this research and development tax credit study.

NOTE 8 -- RETIREMENT PLAN

    The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. Effective October 1, 1999, the Company implemented a 25% discretionary matching contribution, on up to 6% of an employee's total compensation, for all employee contributions. Effective July 1, 2004, the Company revised its discretionary matching contribution to 50%, on up to 6% of an employee's total compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three months ended September 30, 2004 and 2003 were $91,914 and $31,354, respectively.

NOTE 9 -- RESTRICTED STOCK

     The Company may provide restricted stock grants under the Employee Plan approved by the Company's stockholders. During fiscal 2004 and the first quarter of fiscal 2005, the Company granted shares to the independent, non-employee members of the Board of Directors and to executive officers of the Company. Shares awarded under the plan vest in installments of up to three years and unvested shares are forfeited upon termination of employment. The Board of Directors shares vest in three equal annual installments contingent upon the Company's achievement of certain earnings per share targets, Company Common Stock price targets and continued service of the board member on each anniversary of the date of grant. The executive officer shares vest in three equal annual installments based solely on continued employment with the Company. The Company made the following grants to non-employee, independent directors and executive officers during the period ended September 30, 2004 and fiscal year ended June 30, 2004:


                                                September 30     June 30,
                                                     2004         2004
                                                 ----------   ----------
         Shares granted:
           Independent, non-employee directors            -       11,580
           Executive officers ................       55,500            -
                                                 ----------   ----------
         Total shares granted ................       55,500       11,580
                                                 ==========   ==========
         Fair value on the date of grant .....   $1,531,060   $  253,950
                                                 ==========   ==========



     The fair value disclosed above is based upon the closing price of the Company's common stock on the date of grant.

     Compensation expense related to all restricted stock grants is being recorded over the three-year vesting period of these grants. For the three months ended September 30, 2004 the Company recognized expense of $177,132 related to restricted share awards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission.

OVERVIEW

Kensey Nash Corporation is a leading medical technology company providing innovative solutions, via novel technologies, for a wide range of medical procedures. We have expanded our business model extensively over the last ten years from vascular puncture closure and today provide an extensive range of products into multiple medical markets, primarily cardiovascular, sports medicine and spine, amongst others. As the inventor of the Angio-Seal(TM) Vascular Closure Device (Angio-Seal), a device designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations, we were the first company to place an absorbable biomaterial component into the human vascular system. As pioneers in the field of absorbable biomaterials, we have developed significant experience, expertise and competitive advantage in the design, development, manufacture and processing of absorbable biomaterials for medical applications. Our most recent advance into the cardiovascular market is the TriActiv(R) Balloon Protected Flush Extraction System (the TriActiv), a device designed to provide embolic protection during the treatment of diseased vessels. Again, we are on the forefront of an emerging medical market as the adoption of embolic protection is projected to grow rapidly due to its proven clinical benefits.

Our original success is rooted in the Angio-Seal, of which we were the original designer, developer and manufacturer. St. Jude Medical, Inc. (St. Jude Medical) acquired the worldwide license to the Angio-Seal device in March of 1999. The Angio-Seal was commercialized in the U.S. in 1996 and is currently the worldwide leader in the vascular closure device market. St. Jude Medical develops and manufactures the product as well as markets and distributes the product worldwide. We currently receive a 6% royalty on every Angio-Seal device sold to the end-user and also sell to St. Jude Medical the collagen plug component of the Angio-Seal. In addition, we are a secondary source for the anchor component, which is primarily manufactured by St. Jude Medical. As specified in our contract with St. Jude Medical, in April 2004 when the four millionth Angio-Seal unit had been sold, the royalty rate was reduced to 6% from 9%. No further rate reductions will occur.

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

The TriActiv System is a device designed to provide embolic protection during the treatment of diseased vessels, with an initial application in diseased saphenous vein grafts. The TriActiv system is a balloon embolic protection device in a market populated or pursued by both balloon and filter devices. While both approaches have advantages and disadvantages, we believe the unique design of the TriActiv device as a system offers three key features: an embolic protection balloon, a flush catheter and an active, controlled extraction system, may offer the most complete and effective solution to embolic protection. On July 28, 2004, we submitted a 510(k) application to the FDA for commercial approval of the TriActiv System in the United States. In late October, we received a comment letter from the FDA related to our 510(k) application. We completed and filed our response with the FDA on November 8, 2004. We continue to anticipate approval from the FDA by the end of our second quarter of fiscal 2005 and are planning a U.S. commercial launch in the third quarter of fiscal 2005. In August 2004, we announced that we would be selling and marketing the TriActiv System via a direct sales force. Future generations of the TriActiv device, currently in development and in clinical trials, will address additional markets. These future applications will potentially include the treatment of diseased carotid, peripheral and native coronary arteries as well as acute myocardial infarction (AMI) (a heart attack) and the removal of thrombus during such treatment.

Revenues. Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales is comprised of sales of absorbable biomaterials products and the TriActiv device.

          Biomaterials. The biomaterials component of net sales, which comprises 99% of total net sales, represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics (sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The two most significant components of our biomaterials sales are the absorbable components of the Angio-Seal, supplied to St. Jude Medical, and our orthopaedic product sales. Our orthopaedic product sales to date have consisted primarily of sales to Arthrex, Inc. (Arthrex) and Orthovita, Inc. (Orthovita). Arthrex is a privately-held orthopaedics company for which we manufacture a wide array of sports medicine products.
          Orthovita is a publicly held orthopaedic biomaterials company for which we manufacture bone graft subsititute products used primarily in the spine. Below is a table showing the trends in our Angio-Seal and orthopaedic sales as a percentage of total biomaterial sales:

                  ----------------------- -----------------------------------
                                                 THREE MONTHS ENDED
                                          -----------------------------------
                   SALES OF:                 SEPTEMBER 30,    SEPTEMBER 30,
                                                2004             2003
                  ----------------------- ---------------- ------------------
                  Angio-Seal Components          37%              42%
                  ----------------------- ---------------- ------------------
                  Orthopaedic Products           57%              53%
                  ----------------------- ---------------- ------------------

          The decline in the Angio-Seal components as a percentage of our total biomaterials sales from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 is related to the transition of the manufacture of the absorbable polymer anchor to St. Jude Medical. Based on discussions with St. Jude Medical, we believe their current plans are for us to remain a supplier of approximately 15 to 20% of the future anchor requirements for the Angio-Seal. We continue to supply a minimum of 50% of the collagen component for the device under a three-year contract with St. Jude Medical, which currently expires in December 2005. The future of this portion of our biomaterials sales is dependent upon the continued success of the Angio-Seal in the vascular closure market. Today, it is estimated that the Angio-Seal has approximately 60% of this market based on sales of 360,000 devices to the end-user during the quarter ended September 30, 2004. The Angio-Seal market share could be impacted by future competition in this market or new technologies to address diagnostic or therapeutic treatment of diseased coronary arteries.

          Our orthopaedic sales increased $1.9 million in the first quarter of fiscal 2005 to $5.7 million from $3.8 million in the first quarter of fiscal 2004. The increase in our orthopaedic products sales from the first quarter fiscal 2004 to the first quarter fiscal 2005 as a percentage of total biomaterials sales was primarily related to sales of bone graft subsititute products to Orthovita which began in the third quarter of fiscal 2004 and totaled $2.3 million dollars in the first quarter of fiscal 2005. We expect the growth in our overall biomaterials sales, which was 38% in the three months ended September 30, 2004 over the comparable prior year period, will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products. Due to this greater acceptance, we have been able to expand our biomaterials customer and product base by initiating new partnerships within the medical device industry as well as expanding the product lines for our current customers. The growth of the orthopaedic protion of our business is dependent on several factors, including the success of our current partners in sports medicine and spine, the continued acceptance of biomaterials-based products in these two markets as well as expanded future acceptance, and our ability to offer new products or technologies and attract new partners in these markets. We are regularly evaluating our current technologies and potential new technologies on which to base new avenues of growth into the sports medicine and spine markets.

         TriActiv. The TriActiv device was commercially launched in Europe in the fourth quarter of fiscal 2002. We are selling directly to the market in Germany and through distributors throughout the rest of Europe. We currently have distribution agreements for sales in Ireland, Switzerland, Austria, Italy, Netherlands and the United Kingdom. We are in the process of identifying distributors for additional markets in Europe and Asia. The TriActiv sales were less than 1% of our total sales for the three months ended September 30, 2004 and 2003. We anticipate sales of the TriActiv device will become a more significant component of net sales during the second half of our fiscal year ended June 30, 2005 and beyond as we gain new customers in the European markets, introduce new versions and applications of the product and launch the product in the U.S. market. We currently anticipate U.S. commercial launch of the TriActiv device in the third quarter of fiscal 2005, through a small direct sales force, subject to regulatory approval from the FDA.

         The TriActiv System is a platform technology, offering not only our initial application for the protection from embolization during treatment of diseased saphenous vein grafts, but future applications for the treatment of carotid artery disease and the removal of thrombus, amongst others. Embolic protection is a relatively new technology and is still subject to acceptance by the medical community, particularly for future applications. In addition, because we intend to commercially launch the device ourselves, against other large, experienced medical device sales teams, we are challenged with the development of a successful launch strategy which will differentiate the TriActiv device from other competing products.

         We received European Community approval (CE Mark) to market the second-generation of the TriActiv device, the TriActiv(R) FX Embolic Protection System (the TriActiv FX), in fiscal 2004. This second generation device incorporates several important ease-of-use design enhancements including an integrated, fully disposable flush and extraction system, a new balloon inflator that simplifies catheter exchanges during the procedure, and a monorail flush catheter to enhance device usage and reduce procedure time. We have since made additional changes to the FX System which required a new dossier submission to the European Union. This submission is expected in November 2004 and a European product launch is expected in our third fiscal quarter of fiscal 2005.

Research and Development Revenue. Research and development revenue was derived from a National Institute of Standards and Technology (NIST) grant in the three months ended September 30, 2004 and from both the NIST grant and a National Institute of Health (NIH) grant in the three months ended September 30, 2003. In October 2001 we received the NIST grant, a $1.9 million grant over a three-year period, under which we are researching a synthetic vascular graft, utilizing our porous tissue matrix (PTM) technology. We continue to develop this technology, however this grant funding concluded in September 2004 and we will receive no additional funding for this grant. In January 2003, we received from NIH $100,000 over a one-year period, under which we were researching sustained or controlled release of chemotherapeutic drugs for the treatment of breast cancer utilizing our PTM technology. This grant was completed in early fiscal 2004, but we are continuing to independently develop this drug delivery technology for commercial use and expectations of future grant applications.

Royalty Income. Our royalty income primarily consists of royalties received from St. Jude Medical and Orthovita. Royalties from St. Jude Medical are received on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal will continue to grow with continued procedure growth and as St. Jude Medical continues to expand its sales and marketing efforts, including its continued introduction of the Angio-Seal product line in the Japanese market, and releases future generations of the Angio-Seal system. Our royalty rate as of September 30, 2003 was 9%. Under our License Agreeement with St. Jude Medical, there was a final contracted decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. This final rate reduction occurred in April 2004. We currently believe continued Angio-Seal unit growth will partially offset this 33% decline in royalty rate for a net reduction in royalty income in fiscal 2005 from fiscal 2004 of approximately 10-15%. We therefore expect that royalty income from the Angio-Seal will continue to be a significant source of revenue. As of September 30, 2004, approximately 4,700,000 Angio-Seal units had been sold.

In March 2003, we entered into an agreement with Orthovita under which we will develop and commercialize products based on Orthovita's proprietary, ultra porous VITOSS(TM) bone void filler material in combination with our proprietary biomaterials. The products will have applications in the bone grafting and spinal surgery markets. Under the agreement, the products will be co-developed, we will manufacture the products and Orthovita will market and sell the products worldwide. In addition, we receive a royalty on Orthovita's end-user sales of all co-developed products.

In August 2004, in order to enhance the overall business relationship with Orthovita, we acquired the proprietary rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2.6 million under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VITOSS technology, up to a total royalty to be received of $4,035,782.

Orthovita launched its initial bone grafting and spinal product line, VITOSS scaffold FOAM strips and cylinders, in the third quarter of fiscal 2004 and the second family of products, VITOSS scaffold FOAM flow in June 2004. We believe the unique technology associated with the VITOSS FOAM products and the size and strength of the spine market will result in the Orthovita component of our royalty income becoming more significant over the next several quarters and beyond.

Cost of Products Sold. The gross margin on sales increased to 60% in the three months ended September 30, 2004 compared to 54% in the three months ended September 30, 2003. We have experienced higher volume of our sales of biomaterials products and greater manufacturing efficiencies, which has lowered our unit costs in many of our product lines. We anticipate the gross margin on our biomaterials products will remain at or close to this level with increases in sales volume and efficiencies gained in new product lines. These improvements could potentially be offset by initial margins on the TriActiv product line in the second half of fiscal 2005, our first year of commercial production for the U.S. We anticipate a 58% to 60% gross margin on sales for fiscal 2005, which is heavily reliant on the product mix of our sales, specifically the TriActiv device sales which will slightly offset the biomaterials margins until the manufacturing process matures and volumes increase.

Research and Development Expenses. Research and development expense consists of expenses incurred for the development of our proprietary technologies, such as the TriActiv System, absorbable and nonabsorbable biomaterials products and technologies and other development programs, including expenses under the NIST program. In December 2001, we began our TriActiv U.S. pivotal clinical study, the PRIDE study, a randomized trial with a potential 80 sites in the U.S and Europe. We completed enrollment in the PRIDE study during March 2004. We enrolled a total of 894 patients in the study, including roll-in patients, at 68 sites in the U.S. and 10 sites in Europe. Submission of data from the trial to the FDA for 510(k) approval occurred in July 2004. In late October, we announced that we had received a comment letter, a letter in which the FDA asks questions or requests additional information related to our submission, from the FDA. We have prepared and submitted our response to the FDA and continue to expect approval for the TriActiv system by the end of our second fiscal quarter ending December 31, 2005. We plan to initiate a U.S. registry on a next generation TriActiv device, the TriActiv FX, in our second half of fiscal 2005. The study is a planned 100 to 120 patient study at 20 sites in the U.S. We cannot make any assurances as to the successful completion of these trials or subsequent regulatory approval for the TriActiv System or for future applications in the U.S. or in Europe.

Clinical efforts in pursuit of FDA approval and continuing development of the TriActiv System, as well as our continued development of proprietary biomaterials products and technologies, require significant research and development expenditures. We anticipate research and development expense will continue to increase as we pursue commercialization of the TriActiv System in the U.S., and explore opportunities for other indications related to the TriActiv System as well as our other technologies, including the continued development of proprietary biomaterials technologies. While we believe research and development expenditures will increase in dollars, we believe that they will decrease as a percentage of total revenue as our revenue continues to grow. Research and development expense was 29% of total revenues for the three months ended September 30, 2004 compared to 33% of total revenue for the three months ended September 30, 2003.

Selling, General and Administrative. Selling, general and administrative expenses include general and administrative costs, including activities of our finance, human resource and business development departments, as well as costs related to the sales and marketing of our products. The general and administrative component of selling, general and administrative expenses has increased over the same period in 2004. This increase is a result of the overall growth of our business, specifically in personnel expenses, as well as expenses incurred related to compliance with new SEC and corporate governance regulations.

The sales and marketing component of selling, general and administrative expenses consists of marketing expenses in the U.S., related primarily to the U.S. commercialization efforts of the TriActiv device, and sales and marketing efforts at our German subsidiary. We have a subsidiary in Germany, Kensey Nash Europe GmbH, where we have established a European sales and marketing team. This team consisted of three clinical specialists and four sales people as of September 30, 2004. We will continue to add personnel to this team as we believe is required to meet our clinical and sales goals. This team is selling the product direct in the German market and supports our distributor relationships in the rest of Europe.

Our sales and marketing expenses have only increased slightly in the first quarter of fiscal 2005 over the same period in fiscal 2004. This increase related to increased marketing efforts as we move toward commercialization of the TriActiv in the U.S. offset in large part by a decrease in clinical study expenses in support of third party reimbursement of TriActiv in Europe. We anticipate sales and marketing expenses will increase as we await U.S. regulatory approval of the TriActiv, prepare for U.S. launch of the product and ultimately launch the product in the third quarter of fiscal 2005. If we are granted approval from the FDA, we plan to market and sell the device in the U.S. using a small direct sales team with an anticipated market launch in the third quarter of fiscal 2005. Our initial estimates of the cost of a direct sales plan would increase selling expense in fiscal 2005 by $2.5 million to $3.0 million, including personnel and marketing expenses, over fiscal 2004. We also continue to expand our marketing efforts for our biomaterials business.

Income Tax Expense. We estimate that our effective tax rate for the fiscal 2005 will be approximately 30%, which includes estimates of our current year research and development tax credit as well as non-taxable interest income.

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

        Sales Revenue. Accordingly, sales revenue is recognized when the related product is shipped. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. All of our shipments are Free on Board (F.O.B.) shipping point. We reduce sales for estimated customer returns, discounts and other allowances, if applicable. Our products are custom manufactured for our customers and are subject to return only for failure to meet customer specification.

        Research and Development Revenue. Revenue under research and development contracts is recognized as the related expenses are incurred. All revenues recorded on this line item are government programs under which the U.S. government funds the research of high risk, enabling technologies.

        Royalty Revenue. Royalty revenue is recognized as the related product is sold. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. (See Note 1 to the Condensed Consolidated Financial Statements - Revenue Recognition).

Accounting for Stock-Based Compensation. We account for stock-based compensation costs under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which permits (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We account for our stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we have not recognized any compensation expense for options granted to employees. We account for stock-based awards to non-employees using the fair value method in accordance with SFAS No. 123, which requires using the Black-Scholes option-pricing model to determine the fair value of the option at the original grant date. Options granted to non-employees, as defined under SFAS No. 123, (as amended by SFAS No. 148) and Emerging Issues Task Force (EITF) 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, are recorded as an expense over the contractual service period. We granted options to non-employee, outside consultants during fiscal 2003 and 2004. See Note 5 to the financial statements for information regarding options granted to non-employees in July 2003 and October 2002.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated due to uncollectibility. We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, significant one-time events and historical experience with each customer. Also, we record additional reserves for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to specific customers change, our estimates of the recoverability of receivables would be adjusted. We believe our allowance at September 30, 2004 was sufficient to cover all existing accounts receivable.

Inventory Valuation. Our inventory is stated at the lower of cost or market. Adjustments to inventory are made at the individual part level for estimated excess, obsolescence or impaired balances, to reflect inventory at the lower of cost or market. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality concerns. Revisions to these adjustments would be required if any of these factors differ from our estimates.

Income Taxes. Our estimated effective tax rate includes the impact of certain estimated research and development tax credits and non-taxable interest income. Material changes in, or differences from, our estimates could impact our estimate of our effective tax rate.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The following table summarizes our operating results for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

- ----------------------------- ---------------------------------------------------------------- ---------------------
                                                    THREE MONTHS ENDED                         PERCENT CHANGE FROM
                              ----------------------------------------------------------------
($ MILLIONS)                    SEPTEMBER 30,    % OF TOTAL    SEPTEMBER 30,     % OF TOTAL      PRIOR PERIOD TO
                                    2004          REVENUES          2003          REVENUES        CURRENT PERIOD
============================= ================== ============ ================= ============== =====================
REVENUES:
============================= ================== ============ ================= ============== =====================
Total Revenues                      $15.1           100%           $12.4            100%               22%
============================= ================== ============ ================= ============== =====================
Net Sales                           $10.1            67%            $7.3             59%               38%
- ----------------------------- ------------------ ------------ ----------------- -------------- ---------------------
Research & Development              $0.3             2%             $0.2             2%                 8%
Revenue
- ----------------------------- ------------------ ------------ ----------------- -------------- ---------------------
Royalty Income                      $4.7             31%            $4.8             39%               (3%)
============================= ================== ============ ================= ============== =====================
EXPENSES:
============================= ================== ============ ================= ============== =====================
Cost of Products Sold               $4.0             27%            $3.3             27%               21%
- ----------------------------- ------------------ ------------ ----------------- -------------- ---------------------
Research & Development              $4.4             29%            $4.1             33%                7%
Expense
- ----------------------------- ------------------ ------------ ----------------- -------------- ---------------------
Selling, General &
Administrative Expense              $2.5             16%            $2.0             16%               26%
- ----------------------------- ------------------ ------------ ----------------- -------------- ---------------------
Interest Income                     $0.3             2%             $0.3             2%                 7%
- ----------------------------- ------------------ ------------ ----------------- -------------- ---------------------

Total Revenues. Total revenues increased 22% to $15.1 million in the three months ended September 30, 2004 from $12.4 million in the three months ended September 30, 2003.

      Net Sales. Net sales of products increased 38% to $10.1 million for the three months ended September 30, 2004 from $7.3 million for the three months ended September 30, 2003, as we continued to increase sales to existing customers and expand sales to new customers. This increase was primarily attributable to increased sales of our cardiology biomaterial products and our orthopaedic products, specifically our bone graft subsititute products. Orthopaedic sales increased 49% to $5.7 million in the three months ended September 30, 2004 from $3.8 million for the three months ended September 30, 2003. Cardiology biomaterial sales increased by 22% to $3.8 million from $3.1 million for the three months ended September 30, 2004 and 2003. This increase related to sales of the collagen plug component of the Angio-Seal product, which increased $1.2 million, or 51% over the prior year comparable period, offset the expected decrease in sales of the polymer anchor component of the Angio-Seal. Sales of the anchor component declined to $229,000 from $736,000 for the three months ended September 30, 2004 and 2003, respectively. As evidenced in our first quarter of fiscal 2005, we anticipate several factors will compensate for the decline in sales of this one component. We expect these factors will include the growth in our spine products, growth in sales of the collagen plug component of the Angio-Seal, growth in sales to our other existing biomaterials customers and the addition of new customers. Sales levels of our sports medicine products throughout the remainder of fiscal 2005 are estimated to remain relatively consistent with the levels experienced in the first quarter of fiscal 2005. Net sales for the three months ended September 30, 2004 and September 30, 2003 consisted almost entirely of biomaterials sales, as the TriActiv sales were less than 1% of total sales in both periods.

      Research and Development Revenues. Research and development revenues increased 8% to $253,000 from $235,000 for the three months ended
      September 30, 2004 and 2003, respectively. The revenues for the three months ended September 30, 2004 consisted of amounts generated under our NIST synthetic vascular graft grant. The slight increase from the prior year primarily reflected an increase in reimbursements under the synthetic vascular graft grant, which generated $253,000 in revenue for the three months ended September 30, 2004 compared to $183,000 for the three months ended September 30, 2003. This increase was attributable to expenses associated with pre-clinical studies, which are a significant component of the total reimbursement under the grant. Specifically, in our first quarter fiscal 2005, revenues generated from such study activities were $148,000 compared to $94,000 in the first quarter of fiscal 2004. The NIH breast cancer drug delivery grant, which was received in January 2003, contributed $52,000 in revenue in the three months ended September 30, 2003 and $0 in revenue for the three months ended September 30, 2004, as the project concluded in October 2003.

      The following table summarizes the research and development revenue as of September 30, 2004 compared to September 30, 2003:



- -------------------------------------- ------------------- ------------------ -------------------------
                                          SEPTEMBER 30,       SEPTEMBER 30,    PERCENTAGE CHANGE FROM
            GRANT                             2004               2003             FY 04 TO FY 05
- -------------------------------------- ------------------- ------------------ -------------------------
NIST Vascular Graft                         $253,000           $183,000                 38%
- -------------------------------------- ------------------- ------------------ -------------------------
NIH Breast Cancer Drug Delivery                $ 0             $ 52,000                (100%)
- -------------------------------------- ------------------- ------------------ -------------------------
TOTAL R&D REVENUE                           $253,000           $235,000                  8%
====================================== =================== ================== =========================

      Royalty  Income.  Royalty  income  decreased  3% to $4.7 million from $4.8
      million  in  the  three  months  ended   September   30,  2004  and  2003,
      respectively.

      This decrease was due to the decrease in the Angio-Seal contracted royalty rate from 9% to 6% in April 2004. Angio Seal royalties decreased from $4.8 million to $4.1 million in the first quarters of fiscal 2004 and 2005, respectively. The decrease in the royalty rate was offset by a greater number of units sold as well as an increase in the average selling price for the Angio-Seal. This increase in the average selling price was partially due to favorable exchange rates. Royalty units increased 25% as approximately 360,000 Angio-Seal units were sold to end-users during the three months ended September 30, 2004 compared to approximately 288,000 units sold during the three months ended September 30, 2003. We believe that the increase in units were due to St. Jude Medical's continued sales and marketing efforts, which have resulted in greater market share and overall increased adoption of vascular closure devices in the market.

      Partially offsetting the Angio-Seal royalty income decrease, royalty income also included royalties from Orthovita under the March 2003 manufacturing, development and supply agreement between our two companies. This royalty is received on all end-user sales of co-developed VITOSS products by Orthovita. The first royalty was earned in the third quarter of fiscal 2004 when Orthovita commercially launched the first co-developed products. Additionally, we acquired proprietary rights from a third party inventor of the VITOSS technology. Under this agreement the Company receives an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VITOSS technology. The first payment was earned in the quarter ended September 30, 2004. (See Note 1 to the
      Condensed Consolidated Financial Statements - Patents and Proprietary Rights). Total royalty income from Orthovita was approximately $571,000 for the first quarter of fiscal 2005.

Cost of Products Sold. Cost of products sold increased 21% to $4.0 million in the three months ended September 30, 2004 from $3.3 million in the three months ended September 30, 2003. Gross margin on sales increased 600 basis points in the three months ended September 30, 2004 to 60% compared to 54% in the three months ended September 30, 2003. The increase in gross margin reflects the higher margins on our biomaterials products attributable in part to higher volumes, which resulted in manufacturing efficiencies, as well as continued allocation of overhead across greater sales volumes, resulting in a decrease in per unit costs. We expect that over the 2005 fiscal year these margins will be offset by the TriActiv device and new products, which should have slightly lower margins until the manufacturing processes mature and volumes grow.

Research and Development Expenses. Research and development expenses increased 7% to $4.4 million in the three months ended September 30, 2004 compared to $4.1 million in the three months ended September 30, 2003. While research and development expenditures continued to increase in absolute dollars, they decreased as a percentage of total revenue to 33% from 29% for the first quarters of fiscal years 2004 and 2005, respectively. Expense increases were primarily due to our development efforts on our biomaterials products, including our work under the NIST grant. Biomaterials and other proprietary technologies spending increased $212,000, or 14%, to $1.8 million as of September 30, 2004 from $1.6 million as of September 30, 2003 related primarily to increases in personnel costs of $150,000, legal and consulting costs of $36,000 and facility costs, including rent, electric and depreciation, of $29,000 all of which supported our continued development of new products and processes for our current and prospective customers. Research and development expenses related to the TriActiv system increased $93,000, or 4%, to $2.6 million in the three months ended September 30, 2004 from $2.5 million in the three months ended September 30, 2003. Expense increases occurred in personnel costs ($428,000), product design costs related to the TriActiv system ($242,000), patent counsel fees and other consulting costs ($106,000), and facility costs, including rent, electric and depreciation ($143,000), all of which supported the growth in the development efforts on future generations of the TriActiv system. These cost increases were largely offset by an $865,000 decrease in clinical trial costs due to the conclusion of the PRIDE clinical trial in March 2004. We expect research and development expenses to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 26% to $2.5 million in the three months ended September 30, 2004 from $2.0 million in the three months ended September 30, 2003. This was primarily the result of general and administrative expenses, which increased $514,000 to $1.5 million in the three months ended September 30, 2004 from $1.0 million in the three months ended September 30, 2003, primarily attributable to a $332,000 increase in personnel expense. In addition, we had a $140,000 increase in bad debt expense, primarily the result of a $110,000 reserve for a potential bad debt write off.

Sales and marketing expenses remained consistent at $950,000 in the three months ended September 30, 2004 and 2003. The TriActiv European sales and marketing costs decreased slightly, by $21,600, due to a decrease in expenses related to a marketing clinical study in support of third party reimbursement of the TriActiv device in Europe. These clinical study expenses decreased $86,000 to $61,000 in the three months ended September 30, 2004 from $148,000 in the three months ended September 30, 2003. The study is expected to conclude by December 2004. This decrease was partially offset by an increase in personnel expenses of $49,000. Offsetting the slight decline in European sales and marketing costs, U.S. marketing expenses increased slightly, by $22,100. This increase related to exhibition expenses as well as marketing efforts associated with the commercialization of the TriActiv system in the U.S.

Net Interest Income. Interest expense decreased 77% to $5,000 in the three months ended September 30, 2004 from $20,000 in the three months ended September 30, 2003. This decrease was the result of a lower average debt principal balance. Interest income increased by 7% to $310,000 in the three months ended September 30, 2004 from $290,000 in the three months ended September 30, 2003. This increase was consistent with the increase in our cash and investment balances, which increased by 6% from the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $57.2 million at September 30, 2004, a decrease of $3.9 million from our balance of $61.1 million at June 30, 2004, the end of our prior fiscal year. In addition, our working capital was $69.9 million at September 30, 2004, a decrease of $2.8 million from our working capital of $72.7 million at June 30, 2004.

OPERATING ACTIVITIES
Net cash provided by our operating activities was $3.9 million in the three months ended September 30, 2004. For the three months ended September 30, 2004, we had net income of $3.2 million, a tax benefit from the exercise of stock options of $178,000, non-cash employee stock-based compensation of $177,000, and non-cash depreciation and amortization of $1.3 million. Cash used as a result of changes in asset and liability balances was $877,000. The decrease in cash related to the change in assets and liabilities was primarily due to an increase in inventory ($340,000) and decrease in our accounts payable and accrued expenses ($761,000) as well as in deferred revenue ($91,000). This was partially offset by a decrease in accounts receivable, which provided cash of $385,000. The inventory increase was primarily due to stocking of one of our primary raw materials to take advantage of a quantity price reduction. The decrease in accounts payable and accrued expenses related to our bonus payment to employees in September and a federal tax payment made in September 2004. These payments were offset by increases to our accrued tax liability for future estimated federal tax payments and an increase in our trade accounts payable balance related to our continued growth. Decreases in accounts receivable related to the timing of customer payments in addition to the recording of a $110,000 reserve for a potential bad debt write off.

INVESTING ACTIVITIES
Cash used in investing activities was $11.5 million for the three month period ended September 30, 2004. This was the result of purchase and redemption activity within our investment portfolio in addition to the $2.6 million acquisition of proprietary rights (See Note 1 to the Condensed Consolidated Financial Statements - Patents and Proprietary Rights). In addition, during the period we had investments of $250,000 mature or be called. We subsequently purchased new investments with these proceeds as well as invested an additional $4.0 million of our cash and/or cash equivalents, for total investment purchases of $4.2 million. See Note 1 to the condensed consolidated financial statements included in this quarterly report for a description of our available-for sale securities. See the discussion below of cash used in purchasing property, plant and equipment.

We have a $25.0 million capital spending plan for fiscal 2005, of which approximately $20 million will be expended on our new facility (see discussion below), and the remainder will be expended to continue to expand our research and development and manufacturing capabilities and upgrade our MIS technology infrastructure.

In the first quarter of fiscal 2005, we purchased land and started construction of our new facility. The new facility will be located in the general vicinity of our existing facility. Long term, the proposed building site could accommodate a

220,000 square foot facility and thus provide for our future growth and continued expansion. Our construction plan has three phases. Phase one is the construction of a 160,000 square foot building shell and the fit-out of 90,000 square feet of space for our manufacturing and quality assurance operations. Phase one began in our first fiscal quarter of 2005, and will continue for a period of eighteen to twenty four months and have a total estimated cost of $25 million, including the land purchase. Phase two would increase the total building size to 175,000 square feet and is anticipated to be complete by the end of five years. The second phase would allow the complete transition of all our personnel and operations to the new facility. Phase three would complete the building to the maximum of 220,000 square feet, when necessary. We intend to finance the construction of this building from current available cash on hand or liquid investments.

FINANCING ACTIVITIES
The exercise of stock options provided cash of $324,000 for the three months ended September 30, 2004. We believe that option exercises will continue through fiscal 2005 due to the current market price of our common stock compared to the average exercise price of outstanding options.

DEBT
On September 1, 2000, we incurred an obligation in the amount of $4.5 million in conjunction with the acquisition of THM Biomedical, Inc. The obligation was due in equal quarterly installments. As of September 30, 2004 the entire obligation was paid in full. No debt remains on our balance sheet.

STOCK REPURCHASE PROGRAM
On August 17, 2004, we announced that our board of directors had reinstated a program to repurchase issued and outstanding shares of Common Stock over six months from the date of the board reinstatement. The reinstated plan calls for the repurchase of up to 259,500 shares, the balance under the original plan approved in October 2003. As of September 30, 2004, we had repurchased and retired 25,000 shares of common stock under the current program at a cost of approximately $600,000, or an average market price of $24.14 per share. In October 2004, we repurchased an additional 174,867 shares of common stock under the program at a cost of approximately $4.5 million or an average market price of $25.94 per share. We financed all of these repurchases using our available cash.

We plan to continue to repurchase our shares for cash, from time to time in the open market, through block trades or otherwise. The repurchase program does not require us to purchase any specific dollar value or number of shares. Any purchases under the program will depend on market conditions and may be commenced or suspended at any time or from time to time without prior notice.

RESEARCH AND DEVELOPMENT TAX CREDIT
During the fourth quarter of fiscal year 2003, we performed a retrospective research and development tax credit study for fiscal years 1993 through 2003. We recorded the majority of this tax credit ($1.5 million) in the fourth quarter of fiscal 2003. During the first quarter of our fiscal 2004, we recorded an additional portion of the research and development tax credit ($310,000) and professional service fees as a component of selling, general and administrative expenses ($50,500) related to this research and development tax credit study.

GENERAL
We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv System and our biomaterials products. In addition to the potential cash requirements associated with our announced reinstatement of the stock repurchase plan (see above), we will continue the construction of our new facility to support the continued growth of our biomaterials business and expected commercial launch of the TriActiv System, as discussed above. If approved by the FDA, we plan to market and sell the TriActiv System in the U.S. through a small, dedicated direct sales force initially comprised of approximately ten salespeople. Our initial estimates of the cost of a direct sales plan would increase selling expense in fiscal 2005 over fiscal 2004 by $2.5 million to $3.0 million, including personnel and marketing expenses. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. We also believe our cash and investment balances will be sufficient on a longer term basis, however, it will depend on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development and costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

The terms of any future equity financing we undertake may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants that limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects, as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be available to us, or will be available to us on acceptable terms' should such a need arise.

Our estimate of the time periods for which our cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth below under the caption "Risks Factors" below.

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

If the TriActiv System obtains the necessary governmental approvals, we will need to commercialize the product. We may not be able to successfully develop and train our own sales force to sell and market the TriActiv System. We recently began to build a sales and marketing force, but had no prior experience hiring or training a sales and marketing force. We may not be able to expand and maintain an internal sales and marketing force with technical expertise and supporting distribution capabilities. If we are unable to successfully commercialize the TriActiv device, our growth prospects will be diminished.

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

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Datascope Corporation, Perclose, Inc. (a subsidiary of Abbott Laboratories) and Vascular Solutions, Inc., amongst other smaller competitors. The majority of vascular sealing is performed through manual compression, which represents our primary competition. The TriActiv System is currently only commercially available in Europe where our competitors include Boston Scientific Corporation, Johnson and Johnson, Inc., Medtronic, Inc. (which owns Percu-Surge, Inc.) and Guidant Corporation, among others. If we are successful in commercializing the TriActiv System in the U.S., we anticipate the competitors will be the same companies against which we are competing in Europe, as well as others.

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

St. Jude Medical sells the Angio-Seal product line internationally and pays us a royalty on each unit sold. We also sell the TriActiv device, as well as some of our other products, in the international markets. Our royalties from international sales of the Angio-Seal product line by St. Jude Medical and our revenues from our other international sales are subject to several risks, including:

    o the impact of recessions in economies both within and outside the United States;

    o unexpected changes in regulatory requirements, tariffs or other trade barriers;

    o    weaker intellectual property rights protection in some countries;

    o    fluctuations in exchange rates;

    o    potentially adverse tax consequences; and

    o    political and economic instability.

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

WE ARE BUILDING A NEW MANUFACTURING FACILITY AND WILL TRANSITION 100% OF OUR MANUFACTURING CAPABILITIES TO THIS NEW FACILITY. IF WE ENCOUNTER DIFFICULTIES IN THE TRANSITION PHASE, WE MAY LOSE REVENUE, AND WE MAY BE UNABLE TO MAINTAIN OUR CUSTOMER RELATIONSHIPS.

We manufacture all of the products we sell at our existing location in Exton, Pennsylvania. We have purchased land and are currently constructing a new manufacturing facility near of our existing facility. We plan to transfer all of our manufacturing processes to this new facility in our second quarter of fiscal 2006. If the transition is delayed, we may have inadequate manufacturing capabilities to meet all of our customers' requirements. If we are unable to manufacture our customers' products, or are unable to meet their production requirements, in our existing or new facility for any reason, we may lose revenue and/or may not be able to maintain our relationships with our customers. Although we carry business interruption insurance to cover lost revenue and profits, this insurance would only cover losses experienced in the existing facility or new facitliy, once completed but does not cover transition delays or complications. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

Our operating results have varied significantly from quarter to quarter in the past and are likely to vary substantially in the future as a result of a number of factors, some of which are not in our control, including:


           o   market perception and acceptance of our customer's products;

           o   our efforts to increase sales of our biomaterials products;

           o our efforts to gain FDA approval and commercialize the TriActiv device;

           o our efforts to gain CE Mark and FDA approval for future generations of the TriActiv device;

           o   the loss of significant orders;

           o   changes in our relationship with St. Jude Medical;

           o   our establishment of strategic alliances or acquisitions;

           o   timely implementation of new and improved products;

           o   delays in obtaining regulatory approvals;

           o   increased competition; and

           o litigation concerning intellectual property rights in the medical device industry.

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

Our products and manufacturing activities are subject to extensive regulation by
a  number  of   governmental   agencies,   including  the  FDA  and   comparable
international agencies. We are required to:

      o obtain the approval of the FDA and international agencies before we can market and sell new products;

      o satisfy these agencies' requirements for all of our labeling, sales and promotional materials in connection with our existing products;

      o    comply with all applicable manufacturing regulations; and

      o    undergo rigorous inspections by these agencies.

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

RISKS RELATED TO OUR SECURITIES

THE TRADING PRICE OF OUR COMMON STOCK IS LIKELY TO FLUCTUATE SUBSTANTIALLY IN THE FUTURE.

The trading price of our common stock may fluctuate widely as a result of a number of factors, some of which are not in our control, including:

      o our ability to meet or exceed our own forecasts or expectations of analysts or investors;

      o    quarter to quarter variations in our operating results;

      o announcements regarding clinical activities or new products by us or our competitors;

      o    general conditions in the medical device industry;

      o    changes in our own forecasts or earnings estimates by analysts;

      o our partners ability to meet or exceed the forecasts or expectations of analysts or investors;

      o price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many medical device companies; and

      o    general economic conditions.

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

      o    other risk factors set forth under "Risk Factors" above.

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

Our investment portfolio consists primarily of high quality U.S. government, municipal and corporate securities with maturities ranging from 2 to 13 years. Also, the portfolio includes certain municipal variable rate demand obligations that have maturities ranging from 6 to 31 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy which provides guidance on the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At September 30, 2004, our total portfolio consisted of approximately $50.6 million of investments. While our investments may be sold at anytime because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There was not any change in the our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table contains information about our purchases of our equity securities during July, August, and September 2004:

                                                                   Total number of           Maximum Number
                                              Average Price        Shares Purchased        of Shares that May
                      Total Number of            Paid per       as Part of a Publicly       Yet Be Purchased
Period                Shares Purchased            Share           Announced Program        Under the Program
- -------------------------------------------------------------------------------------------------------------

July 1-31, 2004                      -                    -                         -                       -
August 1-31, 2004                    -                    -                         -                       -
September 1-30, 2004            25,000              $ 24.14                    25,000                 234,500
                      ---------------------------------------------------------------------------------------
Total                           25,000              $ 24.14                    25,000                 234,500
                      =======================================================================================


On August 17, 2004, we announced publicly that our board of directors had reinstated a program to repurchase issued and outstanding shares of our Common Stock over a six month period from the date of the board reinstatement, which will expire in February 2005. The reinstated plan calls for the repurchase of up to 259,500 shares.


ITEM 6. EXHIBITS.

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

                                    KENSEY NASH CORPORATION

Date:    November 9, 2004       By: /s/ Wendy F. DiCicco, CPA
                                    --------------------------------------------

                                     Wendy F. DiCicco, CPA
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)