Form 10-Q
period 2004-12-31
KENSEY NASH CORP
filed 2005-02-09
CIK 1002811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________.
Commission File Number: 0-27120

Kensey Nash Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-3316412
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Marsh Creek Corporate Center, 55 East Uwchlan Avenue, Exton, Pennsylvania 19341
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (610) 524-0188

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act ). Yes ☒ No ☐

As of January 31, 2005, there were 11,378,941 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION
QUARTER ENDED DECEMBER 31, 2004

INDEX
PART I - FINANCIAL INFORMATION
PAGE
Item 1. Financial Statements

Condensed Consolidated Balance Sheets
as of December 31, 2004 (Unaudited) and June 30, 2004	3

Condensed Consolidated Statements of Operations
for the three and six months ended December 31, 2004
and 2003 (Unaudited)	4

Condensed Consolidated Statements of Stockholders Equity for the
six months ended December 31, 2004 (Unaudited) and
for the year ended June 30, 2004	5

Condensed Consolidated Statements of Cash Flows
for the six months ended December 31, 2004 and 2003 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	42

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 6. Exhibits	44

SIGNATURES	45

EXHIBITS	46

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2004	June 30,
CURRENT ASSETS:	(Unaudited)	2004
Cash and cash equivalents	$7,709,399	$14,615,633
Investments	44,979,673	46,480,854
Trade receivables, net of allowance for doubtful accounts of $33,918
and $13,590 at December 31, 2004 and June 30, 2004, respectively	6,831,822	6,005,702
Royalties receivable	4,646,403	4,432,692
Other receivables (including approximately $35,000 and $14,000 at
December 31, 2004 and June 30, 2004, respectively, due from employees)	728,782	511,186
Inventory	3,659,735	3,481,599
Deferred tax asset, current portion	1,247,620	2,607,669
Prepaid expenses and other	2,560,658	1,418,528

Total current assets	72,364,092	79,553,863

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	3,263,869	-
Leasehold improvements	9,738,162	9,599,237
Machinery, furniture and equipment	20,884,732	18,598,090
Construction in progress - new facility	2,503,207	918,442
Construction in progress	1,879,612	1,142,349
Total property, plant and equipment	38,269,582	30,258,118
Accumulated depreciation	(15,968,764)	(14,273,218)

Net property, plant and equipment	22,300,818	15,984,900

OTHER ASSETS:
Deferred tax asset, non-current portion	-	2,825
Acquired patents and proprietary rights, net of accumulated amortization of
$2,033,923 and $1,685,743 at December 31, 2004 and June 30, 2004, respectively	4,662,443	2,410,623
Goodwill	3,284,303	3,284,303

Total other assets	7,946,746	5,697,751

TOTAL	$102,611,656	$101,236,514

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,062,038	$1,847,127
Accrued expenses (See Note 3)	2,421,481	4,636,239
Current portion of debt	-	219,147
Deferred revenue	17,159	109,773

Total current liabilities	4,500,678	6,812,286

DEFERRED TAX LIABILITY, NON-CURRENT	502,560	-

Total liabilities	5,003,238	6,812,286

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized,
no shares issued or outstanding at December 31, 2004 and June 30, 2004	-	-
Common stock, $.001 par value, 25,000,000 shares authorized,
11,367,207 and 11,511,806 shares issued and outstanding at
December 31, 2004 and June 30, 2004, respectively	11,367	11,512
Capital in excess of par value	74,863,640	78,497,472
Retained earnings	22,596,557	16,151,233
Accumulated other comprehensive income (loss)	136,854	(235,989)

Total stockholders' equity	97,608,418	94,424,228

TOTAL	$102,611,656	$101,236,514

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
REVENUES:
Net sales	$10,193,030	$8,041,754	$20,299,662	$15,353,705
Research and development	-	91,807	253,292	327,108
Royalty income	5,027,687	5,583,696	9,745,157	10,423,291
Total revenues	15,220,717	13,717,257	30,298,111	26,104,104

OPERATING COSTS AND EXPENSES:
Cost of products sold	4,303,856	3,537,701	8,350,360	6,879,831
Research and development	3,734,925	4,247,574	8,118,449	8,325,555
Selling, general and administrative	2,789,267	2,072,275	5,263,456	4,032,365
Total operating costs and expenses	10,828,048	9,857,550	21,732,265	19,237,751

INCOME FROM OPERATIONS	4,392,669	3,859,707	8,565,846	6,866,353

OTHER INCOME:
Interest income	303,884	290,815	613,702	581,015
Interest expense	-	(20,430)	(4,559)	(40,600)
Other income	2,929	3,297	32,617	5,619
Total other income - net	306,813	273,682	641,760	546,034
INCOME BEFORE INCOME TAX	4,699,482	4,133,389	9,207,606	7,412,387
Income tax expense	(1,409,845)	(1,364,018)	(2,762,282)	(2,135,773)
NET INCOME	$3,289,637	$2,769,371	$6,445,324	$5,276,614

BASIC EARNINGS PER SHARE	$0.29	$0.24	$0.56	$0.46
DILUTED EARNINGS PER SHARE	$0.27	$0.23	$0.53	$0.43

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	11,383,208	11,390,124	11,441,755	11,411,189

DILUTED WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	12,189,891	12,154,675	12,226,596	12,237,931

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Capital		Accumulated
			in Excess		Other
	Common Stock		of Par	Retained	Comprehensive	Comprehensive
	Shares	Amount	Value	Earnings	Income / (Loss)	Income	Total
BALANCE, JUNE 30, 2003	11,366,975	$11,367	$76,356,345	$3,200,450	$(18,374)		$79,549,788
Exercise of stock options	285,331	286	3,386,148				3,386,434
Stock repurchase	(140,500)	(141)	(2,998,133)				(2,998,274)
Tax benefit from exercise of stock options			1,708,479				1,708,479
Stock options granted to non-employee			11,378				11,378
Employee stock-based compensation			33,255				33,255
Net income				12,950,783		$12,950,783	12,950,783
Foreign currency translation adjustment					68,569	68,569	68,569
Change in unrealized loss on investments (net of tax)					(286,184)	(286,184)	(286,184)
Comprehensive income						$12,733,168
BALANCE, JUNE 30, 2004	11,511,806	$11,512	$78,497,472	$16,151,233	$(235,989)		$94,424,228
Exercise of stock options	55,268	55	687,042				687,097
Stock repurchase (See Note 6)	(199,867)	(200)	(5,140,347)				(5,140,547)
Tax benefit from exercise of stock options			348,774				348,774
Employee stock-based compensation			470,699				470,699
Net income				6,445,324		$6,445,324	6,445,324
Foreign currency translation adjustment					60,210	60,210	60,210
Change in unrealized gain on investments (net of tax)					312,633	312,633	312,633
Comprehensive income						$6,818,167
BALANCE, DECEMBER 31, 2004 (Unaudited)	11,367,207	$11,367	$74,863,640	$22,596,557	$136,854		$97,608,418
See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$6,445,324	$5,276,614
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,332,790	1,961,337
Employee stock-based compensation (See Note 9)	470,699	-
Tax benefit from exercise of stock options	348,774	442,558
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(1,257,427)	199,771
Deferred tax asset	1,362,874	1,596,109
Prepaid expenses and other current assets	(1,182,529)	454,726
Inventory	(178,136)	(702,208)
Accounts payable and accrued expenses	(1,999,847)	(366,248)
Deferred revenue	(92,614)	(28,891)
Deferred tax liability, non-current	502,560	-
Net cash provided by operating activities	6,752,468	8,833,768

INVESTING ACTIVITIES:
Purchase of land for new facility	(3,263,869)	-
Additions to property, plant and equipment	(3,162,829)	(2,752,645)
Additions to new facility construction in progress	(1,584,766)	-
Purchase of proprietary rights	(2,600,000)	-
Sale of investments	10,250,000	4,300,000
Purchase of investments	(8,684,851)	(19,607,411)
Net cash used in investing activities	(9,046,315)	(18,060,056)

FINANCING ACTIVITIES:
Repayments of long term debt	(219,147)	(410,721)
Stock repurchase	(5,140,547)	(2,998,274)
Proceeds from exercise of stock options	687,097	1,317,790
Net cash used in financing activities	(4,672,597)	(2,091,205)

EFFECT OF EXCHANGE RATE ON CASH	60,210	72,551
DECREASE IN CASH AND CASH EQUIVALENTS	(6,906,234)	(11,244,942)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,615,633	15,040,857

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,709,399	$3,795,915

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,559	$40,600
Cash paid for income taxes	$3,253,842	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
Increase in prepaid expense related to
non-employee stock options (See Note 5)	$-	$11,378

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2004, condensed consolidated statements of operations for the three and six months ended December 31, 2004 and 2003, condensed consolidated statement of stockholders’ equity for the six months ended December 31, 2004 and condensed consolidated statements of cash flows for the six months ended December 31, 2004 and 2003 of Kensey Nash Corporation (the Company) have not been audited by the Company’s independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2004 and June 30, 2004, results of operations for the three and six months ended December 31, 2004 and 2003, stockholders’ equity for the six months ended December 31, 2004 and for the year ended June 30, 2004 and cash flows for the six months ended December 31, 2004 and 2003 have been made.

The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash Europe GmbH. All intercompany transactions and balances have been eliminated. The Company was incorporated in Delaware on August 6, 1984. Kensey Nash Holding Company, incorporated in Delaware in January 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash Europe GmbH, incorporated in Germany in January 2002, was formed for the purpose of European sales and marketing of the TriActiv® Balloon Protected Flush Extraction System (the TriActiv System), which was commercially launched in Europe in May 2002.

Certain information and footnote disclosures normally included in the Company’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements filed with the Securities and Exchange Commission (SEC) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The results of operations for the three and six month periods ended December 31, 2004 are not necessarily indicative of operating results for the full year.

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

Cash, Cash Equivalents and Investments
Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months. Investments at December 31, 2004 consisted primarily of high quality municipal and U.S. government and corporate obligations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets. The Company’s entire investment portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Comprehensive Income).

In March 2004, the FASB ratified the Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 requires certain quantitative and qualitative disclosures for securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements under EITF 03-1 were effective for fiscal years ending after December 15, 2003 and the recognition and measurement requirements are effective for periods beginning after June 15, 2004. The Company has included the required disclosures in these financial statements. On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, which delayed the effective dates indefinitely of paragraphs 10-20 of EITF 03-1. The Company’s adoption of the recognition and measurement requirements of EITF 03-1 did not have a material impact on the Company’s financial position or results of operations.

The following is a summary of available-for-sale securities at December 31, 2004 and June 30, 2004:

	Six Months Ended December 31, 2004
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Municipal Obligations	$40,487,543	$209,622	$(113,528)	$40,583,637
U.S. Government Agency Obligations	2,348,625	-	(147,357)	2,201,268
U.S. Corporate Obligations	2,186,000	10,215	(1,447)	2,194,768
Total Investments	$45,022,168	$219,837	$(262,332)	$44,979,673

	Year Ended June 30, 2004
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Municipal Obligations	$42,249,426	$21,641	$(391,248)	$41,879,819
U.S. Government Agency Obligations	2,326,608	-	(145,210)	2,181,398
U.S. Corporate Obligations	2,421,000	8,190	(9,553)	2,419,637
Total Investments	$46,997,034	$29,831	$(546,011)	$46,480,854

The majority of the above investments have maturities ranging from 2 to 12 years. Also, there are certain municipal variable-rate demand obligations that have maturities ranging from 5 to 31 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. There were no realized gains or losses on investments in the three or six months ended December 31, 2004 or in the year ended June 30, 2004.

The investment securities shown below currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At December 31, 2004, there were approximately 18 out of 49 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment by category, at December 31, 2004 were as follows:

Description	Loss < 12 months		Loss > 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
Municipal Obligations	$7,160,723	$(53,230)	$3,221,289	$(60,298)	$10,382,012	$(113,528)
U.S. Government Agency Obligations	-	-	2,201,268	(147,357)	2,201,268	(147,357)
U.S. Corporate Obligations	184,553	(1,447)	-	-	184,553	(1,447)
Total Investments	$7,345,276	$(54,677)	$5,422,557	$(207,655)	$12,767,833	$(262,332)

Export Sales
There were $158,366 and $284,116 in export sales from the Company’s U.S. operations to unaffiliated customers in Europe and Asia in the three and six months ended December 31, 2004, respectively. Export sales for the three and six months ended December 31, 2003 were $60,490 and $217,684, respectively.

Revenue Recognition

Sales Revenue
The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. All product is shipped free-on-board shipping point. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including discounts. The Company manufactures medical products specifically to customer specifications for the majority of its customers, which are subject to return only for failure to meet customer specifications. The Company had sales returns allowances and discounts of $62,714 and $106,945 for the three and six months ended December 31, 2004, respectively. In the three and six months ended December 31, 2003 there were reversals of previously recognized sales returns allowances resulting in an add back to sales of $11,327 and $17,593, respectively.

Research and Development Revenue
Revenue under research and development contracts is recognized as the related expenses are incurred. All revenues recorded on this line item are government programs under which the U.S. government funds the research of high risk, enabling technologies. The program reflected in the statement of operations for the fiscal year 2004 and the six months ended December 31, 2004 is an award for the research of a synthetic vascular graft which concluded in September of 2004. Also included in the fiscal year 2004 statements of operations is an award for the NIH breast cancer drug delivery grant which concluded in October 2003.

Royalty Income
Royalty revenue is recognized as the related product is sold. The Company recognizes substantially all of its royalty revenue at the end of each month, in accordance with its St. Jude Medical and Orthovita agreements, when the Company is advised by the respective party of the net total end-user product sales dollars for the month. Royalty payments are received within 45 days of the end of each calendar quarter.

The Company receives a 6% royalty on every Angio-Seal unit sold by St. Jude Medical, its licensee. The final contracted decrease in the royalty rate, from 9% to 6%, occurred in April 2004 when four million cumulative units had been sold. As of December 31, 2004 over 5.0 million Angio-Seal units had been sold.

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

Earnings Per Share
Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive. Options to purchase shares of our Common Stock which were outstanding for the three and six months ended December 31, 2004 and 2003 but were not included in the computation of diluted EPS because the exercise prices of the options exceeds the average market price and would have been antidilutive are shown in the table below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Number of Options	223,033	1,500	211,766	1,484
Option Price Range	$32.00 - $34.36	$25.55	$32.00 - $34.36	$25.55

Stock-Based Compensation
Stock-based compensation cost is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which currently permits (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company’s Common Stock at the grant date over the amount the grantee must pay for the stock. The Company’s policy is to grant employee stock options with an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant. All restricted shares granted and options granted to non-employees are recorded as compensation expense using the intrinsic value method under APB 25. As this value is equal to that calculated under the fair value method proposed in SFAS 123 (R), there will be no adjustment to previously recorded compensation expense related to non-employee options and restricted shares upon adoption of the recognition requirements of SFAS 123 (R) (see below). See Note 5 for a discussion of options granted to non-employee outside consultants in July 2003 and October 2002. See Note 9 for restricted stock grants granted to the non-employee members of the Board of Directors and to executive officers of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148). The Company implemented the “disclosure only” provisions of SFAS 148 in the period ended December 31, 2002. Accordingly, no compensation cost has been recognized for stock options based on the fair value of its grants issued under the Company’s two stock option plans. The Company recorded compensation expense for the options granted to non-employee outside consultants and the restricted stock grants based on the intrinsic value (as mentioned above). Had compensation costs for the plans been determined based on the fair market value of the stock options, non-employee outside consultant options and the restricted stock at the grant date, consistent with the provisions of SFAS 123, as amended by SFAS 148, the Company’s fully-taxed net income and earnings per share for the three and six months ended December 31, 2004 and 2003 would have been reduced to the pro forma amounts below:
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income, as reported	$3,289,637	$2,769,371	$6,445,324	$5,276,614
Add back intrinsic value expense:
Non-employee option grants (1)	14,140	13,938	28,280	27,876
Restricted stock grants (1)	205,498	-	329,489	-
Deduct fair value expense:
Non-employee option grants (2)	(14,140)	(13,938)	(28,280)	(27,876)
Restricted stock grants (2)	(205,498)	-	(329,489)	-
Employee stock options (2)	(665,872)	(350,209)	(1,223,670)	(701,325)
Pro forma net income	$2,623,765	$2,419,162	$5,221,654	$4,575,289

Earnings per share:
Basic - as reported	$0.29	$0.24	$0.56	$0.46
Basic - pro forma	$0.23	$0.21	$0.46	$0.40
Diluted - as reported	$0.27	$0.23	$0.53	$0.43
Diluted - pro forma	$0.21	$0.20	$0.42	$0.37

(1) Amounts represent compensation expense determined under the intrinsic value method included in reported net income, net of related tax effects.

(2) Amounts represent compensation expense if it had been determined under fair value based method for all awards, net of related tax effects.

On December 16, 2004, the FASB finalized SFAS No. 123R Share-Based Payment (SFAS 123(R)), which will be effective for interim or annual reporting periods beginning after June 15, 2005. The new standard will require the Company to expense stock options and the FASB has expressed the view that the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options. The Company has begun a process to analyze how the utilization of a binomial lattice model could impact the valuation of its options. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in the table above.

Comprehensive Income
The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive income (loss) is shown in the consolidated statements of stockholders’ equity at December 31, 2004 and June 30, 2004, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments. The tax (expense) benefit of other comprehensive income for the six months ended December 31, 2004 and for the fiscal year ended June 30, 2004 was $(161,053) and $147,428, respectively.

Goodwill
Goodwill represents the excess of cost over the fair value of the identifiable net assets of THM Biomedical, Inc. (THM), a company acquired in September 2000. The Company accounts for goodwill under the provisions of SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are subject to annual impairment tests. Intangible assets with definite useful lives continue to be amortized over their respective useful lives.

There were no changes to the net carrying amount of goodwill for the six-month period ended December 31, 2004 from June 30, 2004. The Company completed its initial required goodwill impairment test under SFAS 142 in the first quarter of fiscal 2002. The most recent tests in fiscal 2004, 2003 and 2002 indicated that goodwill was not impaired.

Patents and Proprietary Rights
The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company’s inability to measure the recoverability of these costs when incurred. The entire cost of acquired patents is being amortized over the remaining period of economic benefit, ranging from 5 to 9 years at December 31, 2004. The gross carrying amount of such patents at December 31, 2004 was $4,096,366 with accumulated amortization of $1,817,256. Amortization expense on these patents was $65,757 and $131,513 for the three and six-month periods ended December 31, 2004, respectively and included within research and development expense for such periods. Amortization expense on the Company’s acquired patents is estimated at $263,026 for each of the years ending June 30, 2005, 2006, 2007, 2008 and 2009.

In August 2004, the Company acquired the intellectual property rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2,600,000 under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company receives a royalty from Orthovita on the sale of all Orthovita products containing the VITOSS technology, up to a total royalty to be received of $4,035,782. As of December 31, 2004, the Company recognized royalty income of $340,409 under the Assignment Agreement and $3,695,373 was yet to be received. The entire cost of these proprietary rights is being amortized over the 60 month period the Company anticipates to receive the economic benefit in relation to the proprietary rights. Amortization expense on these proprietary rights was $37,356 and $216,667 for the three and six months ended December 31, 2004, respectively and included within selling, general and administrative expense for such periods. Amortization expense on these proprietary rights is estimated at $476,667 for the year ending June 30, 2005 and $520,000 for each of the years ending June 30, 2006 through 2009.

New Accounting Pronouncements
In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106 (SFAS 132 revised), which improves financial statement disclosures for defined benefit plans. The change replaces existing FASB disclosure requirements for pensions and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The guidance was effective for fiscal years ending after December 15, 2003, and for the first fiscal quarter of the year following initial application of the annual disclosure requirements. The Company’s adoption of SFAS 132 revised provides enhanced disclosures of 401(k) matching contributions but has no impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, Inventory Pricing. Paragraph 5 of ARB No. 43, Chapter 4, previously stated “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment to Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) amends SFAS 123 and APB 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for the Company as of the first interim period beginning after June 15, 2005, the quarter ended September 30, 2005. Management is currently assessing the effect of SFAS 123(R) on the Company's financial position and results of operations. To date the Company has expensed all share-based payments to non-employees and all restricted shares granted. The effect of the statement will relate only to the Company’s expensing of stock options.

Note 2 — Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	December 31,	June 30,
	2004	2004
Raw materials	$2,951,429	$2,449,180
Work in process	386,375	603,069
Finished goods	591,366	472,565
Gross inventory	3,929,170	3,524,814
Provision for inventory obsolescence	(269,435)	(43,215)
Net inventory	$3,659,735	$3,481,599

Adjustments to inventory are made at the individual part level for estimated excess, obsolescence or impaired balances, to reflect inventory at the lower of cost or market. Factors influencing these adjustments include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality concerns. Revisions to these adjustments would be required if any of these factors differ from the Company’s estimates.

Note 3 — Accrued Expenses

As of December 31, 2004 and June 30, 2004, accrued expenses consisted of the following:

	December 31,	June 30,
	2004	2004
Accrued payroll and related compensation	$1,575,261	$1,852,078
Current tax liability	-	1,873,195
Other	846,220	910,966

Total	$2,421,481	$4,636,239

Note 4 — Debt

On September 1, 2000, in conjunction with the acquisition of THM Biomedical, the Company incurred a note payable in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation was due in equal quarterly installments. As of September 30, 2004, the Company had repaid the entire Acquisition Obligation and had no remaining debt.

Note 5 — Consulting Contracts

In October 2002, the Company granted options to purchase 50,000 shares of common stock to a physician pursuant to a five-year consulting agreement related to the development of a carotid artery application for the TriActiv System.

In July 2003, the Company granted options to purchase 1,500 shares of common stock to a physician pursuant to a two-year consulting agreement related to the development of orthopaedic applications for the Company’s porous and non-porous tissue fixation and regeneration devices and drug delivery devices.

The Company calculated the fair value of these non-employee options, in accordance with SFAS 123, as $375,550 and $11,378 for the October 2002 and July 2003 grants, respectively, using the Black-Scholes option-pricing model. These amounts were recorded as prepaid consulting expense and increases to additional paid in capital in the quarters ended December 31, 2002 and September 30, 2003, respectively.

The prepaid expense is being amortized to research and development expense over the terms of the agreements. Accordingly, $20,200 and $40,400 were recorded as a component of research and development expense for the three and six months ended December 31, 2004 and 2003, respectively.

Note 6 — Stock Repurchase Program

On August 17, 2004, the Company announced that its board of directors had reinstated a program to repurchase issued and outstanding shares of Common Stock over a six month period from the date of the board reinstatement. The reinstated plan calls for the repurchase of up to 259,500 shares, the balance under the original plan approved in October 2003. As of September 30, 2004, the Company had repurchased and retired 25,000 shares of its Common Stock under the reinstated plan at a cost of approximately $600,000 (an average market price of $24.14 per share). In October 2004, the Company repurchased and retired an additional 174,867 shares at a cost of approximately $4.5 million (an average market price of $25.94 per share), leaving 59,633 shares authorized for repurchase under the current authorized plan. No additional shares have been repurchased since that time. The Company financed all of these repurchases using its available cash.

The Company plans to continue to repurchase its shares for cash, from time to time in the open market, through block trades or otherwise. The repurchase program does not require the Company to purchase any specific dollar value or number of shares. Any purchases under this program or future programs will depend on market conditions and may be commenced or suspended at any time or from time to time without prior notice.

The following table contains information about our purchases of our equity securities during October, November, and December 2004:
	Total Number of	Average Price Paid per	Total number of Shares Purchased as Part of a Publicly	Maximum Number of Shares that May Yet Be Purchased

Period	Shares Purchased	Share	Announced Program	Under the Program
October 1-31, 2004	174,867	$25.94	174,867	59,633
November 1-30, 2004	-	-	-	-
December 1-31, 2004	-	-	-	-
Total	174,867	$25.94	174,867	59,633

Note 7 — Income Taxes

As of June 30, 2004, the Company had net operating loss (NOL) carryforwards for state tax purposes totaling $20.0 million, which will expire by the end of its fiscal year 2024. In addition, the Company had a foreign NOL of $300,000 at June 30, 2004, which will not expire.

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

Note 8 — Retirement Plan

The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. Effective October 1, 1999, the Company implemented a 25% discretionary matching contribution, on up to 6% of an employee’s total compensation, for all employee contributions. Effective July 1, 2004, the Company revised its discretionary matching contribution to 50%, on up to 6% of an employee’s total compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three and six months ended December 31, 2004 were $68,005 and $159,920, respectively. In the three and six months ended December 31, 2003, employer contributions were $35,064 and $66,418, respectively.

Note 9 — Restricted Stock

The Company may provide restricted stock grants under the Employee Plan approved by the Company’s stockholders. During fiscal 2004 and the first and second quarters of fiscal 2005, the Company granted shares of restricted common stock to the non-employee members of the Board of Directors and to executive officers of the Company. The Board of Directors shares vest in three equal annual installments contingent upon the Company’s achievement of certain earnings per share targets, Company Common Stock price targets and continued service of the board member on each anniversary of the date of grant. The executive officer shares vest in three equal annual installments based solely on continued employment with the Company. Unvested shares are forfeited upon termination of Board service or employment, as applicable. The Company made the following grants to non-employee, independent directors and executive officers during six months ended December 31, 2004 and the fiscal year ended June 30, 2004:
	Six Months Ended	Fiscal Year Ended
	December 31,	June 30,
	2004	2004
Shares granted:
Independent, non-employee directors	12,000	11,580
Executive officers	55,500	-
Total shares granted	67,500	11,580
Fair value on the date of grant	$1,915,060	$253,950

The fair value disclosed above is based upon the closing price of the Company’s common stock on the date of grant.

Compensation expense related to all restricted stock grants is being recorded over the three-year vesting period of these grants. Compensation expense related to the Board of Directors shares is recorded as a component of selling, general and administrative expense. Compensation expense related to executive officer shares is recorded as a component of either selling, general and administrative or research and development expense, dependent on the executive officer receiving the shares. For the three and six months ended December 31, 2004 the Company recognized expense of $293,568 and $470,699, respectively, related to restricted stock awards.

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

Overview

Kensey Nash Corporation is a leading medical technology company providing innovative solutions, via novel technologies, for a wide range of medical procedures. We have expanded our business model extensively over the last ten years, from an original focus on vascular puncture closure to our current model where we provide an extensive range of products to multiple medical markets, primarily cardiovascular, sports medicine and spine, amongst others. As the inventor of the Angio-Seal™ Vascular Closure Device (the Angio-Seal), a device designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations, we were the first company to place an absorbable biomaterial component into the human vascular system. As pioneers in the field of absorbable biomaterials, we have developed significant experience, expertise and competitive advantage in the design, development, manufacture and processing of absorbable biomaterials for medical applications. Our most recent advance into the cardiovascular market is the TriActiv® Balloon Protected Flush Extraction System (the TriActiv System), a device designed to provide embolic protection during the treatment of diseased vessels. Again, we are on the forefront of an emerging medical market as the adoption of embolic protection is projected to grow rapidly due to its proven clinical benefits.

Our initial success is rooted in the Angio-Seal device, of which we were the original designer, developer and manufacturer and of which the five millionth unit was recently sold to the end user, as announced by St. Jude Medical, Inc. (St. Jude Medical). St. Jude Medical acquired the worldwide license to the Angio-Seal device in March of 1999. The Angio-Seal device was commercialized in the U.S. in 1996 and is currently the worldwide leader in the vascular closure device market. St. Jude Medical develops and manufactures the product as well as markets and distributes the product worldwide. We currently receive a 6% royalty on every Angio-Seal device sold to the end-user and also sell to St. Jude Medical the collagen plug and anchor components of the Angio-Seal device. We are a secondary source for the anchor component, which is primarily manufactured by St. Jude Medical. As specified in our contract with St. Jude Medical, in April 2004 when the four millionth Angio-Seal unit had been sold, the royalty rate was reduced to 6% from 9%. No further rate reductions will occur.

We have utilized the knowledge gained during the development process of the absorbable biomaterials components of the Angio-Seal device, the anchor and the collagen plug, as a springboard into the application of absorbable biomaterials into multiple medical markets. Our extensive experience with these biomaterials has enabled us to become experts in the design, development, manufacture and processing of proprietary biomaterials products which we now apply to the fields of orthopaedics (including sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. We have several strategic partnerships and alliances through which our biomaterials products are developed and marketed. We intend to continue to leverage our proprietary knowledge and expertise in each of these markets to develop new products and technologies and to explore additional applications for our existing products.

The TriActiv System is a device designed to provide embolic protection during the treatment of diseased vessels, with an initial application in diseased saphenous vein grafts (SVG). The TriActiv System is a balloon embolic protection device in a market populated or pursued by both balloon and filter devices. While both approaches have advantages and disadvantages, the TriActiv System has a unique design of offering three key

17

features: an embolic protection balloon, a flush catheter and an active, controlled extraction system. We believe the combination of these features may offer the most complete and effective solution to embolic protection. On July 28, 2004, we submitted a 510(k) application to the United States Food and Drug Administration (FDA) in order to receive clearance to market the TriActiv System in the United States. In late October, we received a comment letter from the FDA related to our 510(k) application. We completed and filed our response with the FDA on November 8, 2004. We received a request for additional information from the FDA in early February 2005 to which we immediately responded. We anticipate a launch in the near term. In August 2004, we announced that we would be selling and marketing the TriActiv System via a direct sales force. We currently have nine members of this team hired and have completed our initial sales training program and will be prepared for U.S. launch once 510(K) clearance is obtained. Future generations of the TriActiv System, currently in development and in clinical trials, will be designed to address additional markets. These future applications will potentially include the treatment of diseased carotid, peripheral and native coronary arteries as well as acute myocardial infarction (AMI) (a heart attack) and the removal of thrombus during such treatments.

Revenues. Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales are comprised of sales of absorbable biomaterials products and the TriActiv System.

Biomaterials. The biomaterials component of net sales, which comprises 99% of total net sales, represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics (sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The two most significant components of our biomaterials sales are the absorbable components of the Angio-Seal device, supplied to St. Jude Medical, and our orthopaedic product sales. Our orthopaedic product sales to date have consisted primarily of sales to Arthrex, Inc. (Arthrex) and Orthovita, Inc. (Orthovita). Arthrex is a privately-held orthopaedics company for which we manufacture a wide array of sports medicine products. Orthovita is a publicly held orthopaedic biomaterials company for which we manufacture bone graft substitute products used primarily in the spine. Below is a table showing the trends in our Angio-Seal component sales and orthopaedic product sales as a percentage of our total biomaterial sales:

	Six Months Ended
Sales of:	December 31, 2004	December 31, 2003
Angio-Seal Components	38%	41%
Orthopaedic Products	57%	56%

The decline in the Angio-Seal components as a percentage of our total biomaterials sales from the first six months of fiscal 2004 to the first six months of fiscal 2005 was related to both the growth of the orthopaedic products portion of our biomaterials sales as well as the transition of the manufacture of the absorbable polymer anchor to St. Jude Medical. Based on discussions with St. Jude Medical, we believe their current plans are for us to remain a supplier of approximately 15 to 20% of the future anchor requirements. We continue to supply a minimum of 50% of the collagen component for the device under a three-year contract with St. Jude Medical, which currently expires in December 2005. The future of this portion of our biomaterials sales is dependent upon the continued success of the Angio-Seal device in the vascular closure market. Today, we estimate that the Angio-Seal device has approximately 65% of this market based on sales of 385,000 devices to the end-user during the quarter ended December 31, 2004. The Angio-Seal market share could be impacted by future competition in this market or new technologies to address diagnostic or therapeutic treatment of diseased coronary arteries.

18

Orthopaedic sales increased 35% to $11.5 million from $8.5 million for the six months ended December 31, 2004 and 2003, respectively. The increase in our orthopaedic products sales was primarily related to sales of bone graft substitute products, primarily for use in the spine market, to Orthovita which began in the third quarter of fiscal 2004 and totaled $2.4 million dollars in the second quarter fiscal 2005 and $4.7 million dollars in the first six months of fiscal 2005. We expect the growth in our overall biomaterials sales, which was 26% and 32% in the three and six months ended December 31, 2004, respectively, over the comparable prior year periods, will continue because of greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products. Due to the greater medical community acceptance, we have been able to expand our biomaterials customer and product base by initiating new partnerships within the medical device industry, as well as expanding the product lines for our current customers. The growth of the orthopaedic portion of our business is dependent on several factors, including the success of our current partners in sports medicine and spine, the continued acceptance of biomaterials-based products in these two markets as well as expanded future acceptance, and our ability to offer new products or technologies and attract new partners in these markets. We are regularly evaluating our current technologies and potential new technologies on which to base new avenues of growth into the biomaterials product markets.

TriActiv. In Europe, the TriActiv System was commercially launched in May of 2002. We are selling directly to the market in Germany and via distributors throughout the rest of Europe. We currently have distribution agreements for sales in Ireland, Switzerland, Austria, Italy, Netherlands and the United Kingdom. We are in the process of identifying distributors for additional markets in Europe and Asia. The TriActiv System sales were less than 1% of our total sales for each of the three and six months ended December 31, 2004 and 2003. We anticipate sales of the TriActiv System will become a more significant component of net sales during the second half of our fiscal year ended June 30, 2005 and beyond as we gain new customers in the European markets, introduce new versions and applications of the product and launch the product in the U.S. market. We received European Community approval (CE Mark) to market the second-generation of the TriActiv System, the TriActiv® FX™ Embolic Protection System (the TriActiv FX), in fiscal 2004. This second generation device incorporates several important ease-of-use design enhancements including an integrated, fully disposable flush and extraction system, a new balloon inflator that simplifies catheter exchanges during the procedure, and a monorail flush catheter to enhance device usage and reduce procedure time. We have since made additional changes to the TriActiv FX which required a new dossier submission to the European Union. This submission was completed in November 2004 and a European product launch is expected in our third fiscal quarter of fiscal 2005.

In the U.S., we currently anticipate commercial launch of the TriActiv System in the near term, through a small direct sales force, subject to regulatory clearance from the FDA (see FDA approval status above).

The TriActiv System is a platform technology, offering not only our initial application for the protection from embolization during treatment of diseased saphenous vein grafts, but also future applications for the treatment of carotid artery disease and the removal of thrombus, amongst others. Embolic protection is a relatively new technology and is still subject to acceptance by the medical community, particularly for future applications. In addition, because we intend to commercially launch the device in the U.S. ourselves, competing against products marketed by other large, experienced medical device sales teams, we must develop a successful launch strategy that will differentiate the TriActiv System from other competing products.

Research and Development Revenue. Research and development revenue was derived from a National Institute of Standards and Technology (NIST) grant in the six months ended December 31, 2004. No research and development revenue was generated in the three months ended December 31, 2004. Research and development revenue was derived from both the NIST grant and a National Institute of Health (NIH) grant in the three and six months ended December 31, 2003. In October 2001 we received the NIST grant, a $1.9 million grant over a three-year period, under which we were researching a synthetic vascular graft, utilizing our Porous Tissue Matrix (the PTM™) technology. We continue to develop this technology, however this grant funding concluded in September 2004 and we will receive no additional funding for this grant. In January 2003, we received from NIH a $100,000 grant over a one-year period, under which we were researching sustained or controlled release of chemotherapeutic drugs for the treatment of breast cancer utilizing our PTM technology. This grant was completed in October 2003, but we are continuing to independently develop this drug delivery technology for commercial use and expectations of future grant applications.

Royalty Income. Our royalty income primarily consists of royalties received from St. Jude Medical and Orthovita. Royalties from St. Jude Medical are received on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal device will continue to grow with continued procedure growth and as St. Jude Medical continues to expand its sales and marketing efforts, including its continued introduction of the Angio-Seal product line in the Japanese market. Our royalty rate as of December 31, 2003 was 9%. Under our License Agreement with St. Jude Medical, there was a final contractual decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. This final rate reduction occurred in April 2004. We currently believe continued Angio-Seal unit growth will partially offset this 33% decline in royalty rate resulting in a net reduction in royalty income in fiscal 2005 from fiscal 2004 of approximately 10-15%. We expect that royalty income from the Angio-Seal device will continue to be a significant source of revenue for the foreseeable future. As of December 31, 2004, over 5.0 million Angio-Seal units had been sold.

In March 2003, we entered into an agreement with Orthovita under which we develop and commercialize products based on Orthovita’s proprietary, ultra porous VITOSS bone void filler material in combination with our proprietary biomaterials. The products have applications in the bone grafting and spinal surgery markets. Under the agreement, the products are co-developed, we manufacture the products and Orthovita markets and sells the products worldwide. In addition to sales revenue from the VITOSS products sold to Orthovita, we also receive a royalty on Orthovita’s end-user sales of all co-developed products.

In August 2004, in order to enhance the overall business relationship with Orthovita, we acquired the proprietary rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2.6 million under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VITOSS technology, up to a total royalty to be received of $4,035,782, with $3,695,373 remaining at December 31, 2004.

Orthovita launched its initial bone grafting and spinal product lines, VITOSS scaffold FOAM strips and cylinders, in the third quarter of fiscal 2004, a third family of products, VITOSS scaffold FOAM flow was launched in June 2004 and a fourth family of products VITOSS scaffold FOAM shapes in September 2004. We believe the unique technology associated with the VITOSS FOAM products and the size and strength of the spine market will result in the Orthovita component of our royalty income becoming more significant over the next several quarters and beyond.

Cost of Products Sold. The gross margin on sales increased in the three and six months ended December 31, 2004 as compared to the three and six months ended December 31, 2003. We have experienced higher volume of our sales of biomaterials products and greater manufacturing efficiencies, which has lowered our unit costs in many of our product lines. We anticipate the gross margin on our biomaterials products will remain at or increase

20

from this level with increases in sales volume and efficiencies gained in new product lines. These gross margins could potentially be offset by initial margins on the TriActiv product line in the second half of fiscal 2005, our first year of commercial production for the U.S. We anticipate a 58% to 60% gross margin on sales for fiscal 2005, which is heavily dependent on the product mix of our sales, specifically the level of TriActiv System sales which will slightly offset the biomaterials margins until the manufacturing process matures and volumes increase.

Research and Development Expenses. Research and development expense consists of expenses incurred for the development of our proprietary technologies, such as the TriActiv System, absorbable and nonabsorbable biomaterials products and technologies and other development programs, including expenses under the NIST program. In December 2001, we began our TriActiv System U.S. pivotal clinical study, the PRIDE study, a randomized trial at sites in the U.S and Europe. We completed enrollment in the PRIDE study during March 2004. We enrolled a total of 894 patients in the study, including roll-in patients, at 68 sites in the U.S. and 10 sites in Europe. On July 28, 2004, we submitted a 510(k) application in order to receive FDA clearance to market the TriActiv System in the United States and are awaiting notification of such clearance (see Overview Section above for a complete description of the FDA Satus). We have also submitted our Investigational Device Exemption (IDE) to the FDA to begin a U.S. registry on the next generation TriActiv System, the TriActiv FX, in our third quarter of fiscal 2005. The study is a planned 100 to 120 patient study at up to 30 sites in the U.S and Europe. We cannot make any assurances as to the successful completion of this trial or regulatory approval for the TriActiv System or for future applications in the U.S. or in Europe.

Clinical efforts in pursuit of FDA approval and continuing development of the TriActiv System, as well as our continued development of proprietary biomaterials products and technologies, require significant research and development expenditures. We anticipate research and development expense, including additional clinical trials, will increase as we pursue commercialization of future generations of the TriActiv System in the U.S., and explore opportunities for other indications related to the TriActiv System, as well as our other technologies, including the continued development of proprietary biomaterials technologies. While we believe research and development expenditures will increase in dollars, we believe that they will decrease as a percentage of total revenue as our revenue continues to grow. Research and development expense was 27% of total revenues for the six months ended December 31, 2004 compared to 32% of total revenue for the six months ended December 31, 2003.

Selling, General and Administrative. Selling, general and administrative expenses include general and administrative costs, including activities of our finance, information technologies, human resource and business development departments, as well as costs related to the sales and marketing of our products. The general and administrative component of selling, general and administrative expenses has increased over the same period in fiscal 2004. This increase is a result of the overall growth of our business and the administrative requirements to support such growth, such as personnel expenses and expenses incurred related to compliance with new SEC and corporate governance regulations. In addition, due to the growth in our business and requirements of selling the TriActiv System direct to the market, we are implementing a new Enterprise Resource Planning (ERP) system to replace our existing Materials Requirements Planning (MRP) system. In October 2004, we started the ERP implementation, which will integrate our manufacturing, quality, finance and human resource processes into a single information system so our operational areas can share information more easily and efficiently. We expect the implementation to continue through the majority of our third fiscal quarter of 2005, with a “go live” date during the quarter ending March 31, 2005. Personnel and computer licensing fees have increased as a result of this implementation and are expected to continue to increase through the third fiscal quarter of 2005. In addition, amortization expense of $217,000 related to the Assignment Agreement (discussed above) is included as a general and administrative expense in the six months ended December 31, 2004. The amortization period is estimated at 60 months from the date of the agreement.

The sales and marketing component of selling, general and administrative expenses consists of marketing expenses in the U.S., related primarily to the U.S. commercialization efforts of the TriActiv System, and sales and marketing efforts at our German subsidiary. We have a subsidiary in Germany, Kensey Nash Europe GmbH, where we have a European sales and marketing team. The sales team is selling the product direct in the German market and supports our distributor relationships in the rest of Europe.

Our sales and marketing expenses have only increased slightly in the six months ended December 31, 2004 over the same period in fiscal 2004. This increase related to increased marketing efforts as we move toward commercialization of the TriActiv System in the U.S. and an increase in the currency exchange rate offset by a decrease in clinical study expenses in support of third party reimbursement of the TriActiv System in Europe. We anticipate sales and marketing expenses will increase as we prepare for U.S. launch of the product and ultimately launch the product. If we are granted clearance from the FDA, we plan to market and sell the device in the U.S. using a small direct sales team with a near term anticipated market launch. Our initial estimates of the cost of a direct sales plan would increase selling expense in fiscal 2005 over fiscal 2004 by $2.5 million to $3.0 million, including personnel and marketing expenses. We also continue to expand our marketing efforts for our biomaterials business.

Income Tax Expense. We estimate that our effective tax rate for the fiscal 2005 will be approximately 30%, which includes estimates of our current year research and development tax credit as well as non-taxable interest income.

Critical Accounting Policies

Our “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. It is not intended to be a comprehensive list of all of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result. We have identified the following as our critical accounting policies: revenue recognition, accounting for stock-based compensation, allowance for doubtful accounts, inventory valuation and income taxes.

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). On December 18, 2003 the SEC issued SAB No. 104, Revenue Recognition  (SAB 104), which supersedes SAB 101 SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force (EITF) Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). The adoption of SAB 104 did not have a material impact the Company’s financial position or results of operations.

Sales Revenue. Sales revenue is recognized when the related product is shipped. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. All of our shipments are Free on Board (F.O.B.) shipping point. We reduce sales for estimated customer returns, discounts and other allowances, if applicable. The majority of our products are manufactured according to our customers’ specifications and are subject to return only for failure to meet those specifications.

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

Accounting for Stock-Based Compensation. We account for stock-based compensation costs under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148), which permits (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We account for our stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we have not recognized any compensation expense for options granted to employees. We account for stock-based awards to non-employees using the fair value method in accordance with SFAS 123, which requires using the Black-Scholes option-pricing model to determine the fair value of the option at the original grant date. Options granted to non-employees and restricted stock grants, as defined under SFAS 123, (as amended by SFAS 148) and EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, are recorded as compensation expense over the contractual service period. We granted options to non-employee, outside consultants during fiscal 2003 and 2004. See Note 5 to the financial statements for information regarding options granted to non-employees in July 2003 and October 2002. We granted restricted shares to members of the Board of Directors and executive officers during fiscal 2004 and 2005. See Note 9 to the financial statements for restricted stock grants granted to the non-employee members of the Board of Directors and to executive officers of the Company.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) amends SFAS 123 and APB 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for the Company as of the first interim period beginning after June 15, 2005, the quarter ended September 30, 2006. Management is currently assessing the effect of SFAS 123(R) on the Company's financial position or results of operations. To date the Company has expensed all share-based payments to non-employees and all restricted shares granted. The effect of the statement will relate only to the Company’s expensing of stock options.

Restricted Shares. The Company has implemented a practice of granting restricted shares to the members of its Board of Directors as well as to its executive officers, as permitted under its stock option plans, as a component of board and executive officer compensation arrangements. In response to growing industry concerns related to the effect of expensing stock options, the Company has diversified its compensation arrangements to reduce the number of total options granted to board members and executive officers. The compensation arrangements now include the granting of restricted shares as well as, for executive officers, a greater component of incentive cash compensation. All compensation expense related to the Board of Directors is being recorded as a component of selling, general and administrative expense. All compensation expense related to the executive officers is currently recorded as a component of either selling, general and administrative expense or research and development expense, dependent on the executive officers functional area. The first restricted shares were granted to the Board of Directors in December 2003 and the first restricted shares to executive officers were granted in July of 2004.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated due to uncollectibility. We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, significant one-time events and historical experience with each customer. Also, we record additional reserves for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to specific customers change, our estimates of the recoverability of receivables would be adjusted. We believe our allowance at December 31, 2004 was sufficient to cover all existing accounts receivable.

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

24

Results of Operations

Comparison of Three Months Ended December 31, 2004 and 2003

The following table summarizes our operating results for the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

	Three Months Ended				Percent Change
($ millions)	December 31, 2004	% of Total Revenues	December 31, 2003	% of Total Revenues	Prior Period to Current Period
REVENUES:
Total Revenues	$15.2	100%	$13.7	100%	11%
Net Sales	$10.2	67%	$8.0	59%	27%
Research & Development Revenue	$ -	0%	$0.1	1%	(100%)
Royalty Income	$5.0	33%	$5.6	41%	(10%)
EXPENSES:
Cost of Products Sold	$4.3	28%	$3.5	26%	22%
Research & Development Expense	$3.7	25%	$4.2	31%	(12%)
Selling, General & Administrative Expense	$2.8	18%	$2.1	15%	35%
INTEREST INCOME	$0.3	2%	$0.3	2%	4%

Total Revenues. Total revenues increased 11% to $15.2 million in the three months ended December 31, 2004 from $13.7 million in the three months ended December 31, 2003.

Net Sales. Net sales of products increased 27% to $10.2 million for the three months ended December 31, 2004 from $8.0 million for the three months ended December 31, 2003, as we continued to increase sales to existing customers and expand sales to new customers. This growth was attributable to sales of our biomaterials products, specifically cardiology and orthopaedic products, and was primarily due to sales of our bone graft substitute products.

Orthopaedic sales increased 23% to $5.7 million in the three months ended December 31, 2004 from $4.7 million for the three months ended December 31, 2003. This increase was the result of sales of VITOSS FOAM bone graft substitute products to Orthovita totaling $2.4 million. These products were launched in March of 2004 and as such, there were no sales of these products in the prior year December period. This $2.4 million increase was offset by a $1.4 million decrease in sales of sports medicine products to Arthrex to $2.9 million from $4.2 million in the same period a year earlier. This decrease was anticipated and, as previously disclosed by management, related primarily to inventory planning adjustments by Arthrex. Sales of our sports medicine products throughout the remainder of fiscal 2005 are estimated to remain relatively consistent with the levels experienced in the second quarter of fiscal 2005.

Cardiology biomaterial sales increased by 27% to $4.1 million from $3.2 million for the three months ended December 31, 2004 and 2003, respectively. This increase related to sales of the collagen plug component of the Angio-Seal product, which increased $338,000, or 16% over the prior year comparable period, and an increase in sales of the polymer anchor component of the Angio-Seal device, which increased $405,000, or 40% over the prior year comparable period. Sales of the polymer anchor were expected to decrease year over year due to the on-going transition of the manufacture of the absorbable polymer anchor from us to St. Jude Medical. However, we supported St. Jude Medical to a higher level than anticipated while they began the manufacture of a new version of the Angio-Seal anchor during the quarter. We believe this was a short-term increase and do not expect sales of this component to increase year over year in subsequent quarters. Based on discussions with St. Jude Medical, we believe their current plans are for us to remain a supplier of approximately 15- 20% of the future anchor requirements for the Angio-Seal device. We will continue to supply the collagen component of the device under a three-year contract with St. Jude Medical, which currently expires in December 2005. Net sales for the three months ended December 31, 2004 and December 31, 2003 consisted almost entirely of biomaterials sales, as the TriActiv System sales were less than 1% of total sales in both periods.

Research and Development Revenues. There were no research and development revenues in the three months ended December 31, 2004, compared to $92,000 of such revenues in the three months ended December 31, 2003. The revenues for the three months ended December 31, 2003 consisted of amounts generated under our NIST synthetic vascular graft grant and NIH breast cancer drug delivery grant. The NIST synthetic vascular graft grant concluded in September 2004 and the NIH breast cancer drug delivery grant concluded in October 2003.

The following table summarizes the research and development revenue for the three months ended December 31, 2004 compared to December 31, 2003:

Grant	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Percentage Change from FY 04 to FY 05
NIST Vascular Graft	$ 0	$90,233	(100%)
NIH Breast Cancer Drug Delivery	$ 0	$ 1,574	(100%)
Total R&D Revenue	$ 0	$91,807	(100%)

Royalty Income. Royalty income decreased 10% to $5.0 million from $5.6 million in the three months ended December 31, 2004 and 2003, respectively. This decrease was due to a decrease in our Angio-Seal royalties offset in part by the addition of the Orthovita royalty in March 2004.

Angio-Seal end-user sale units increased 17%, to approximately 385,000 during the three months ended December 31, 2004 compared to approximately 329,000 units sold during the three months ended December 31, 2003. In addition, the average selling price for the Angio-Seal device also increased year over year, partially due to favorable currency exchange rates on sales in Europe. These increases were offset by the 33% contracted royalty rate decline from 9% to 6%, which occurred in April 2004. As a result, Angio Seal royalties decreased 19% from $5.6 million to $4.5 million in the second quarters of fiscal 2004 and 2005, respectively. We believe that the increase in units were due to St. Jude Medical’s continued sales and marketing efforts, which have resulted in greater market share and overall increased adoption of vascular closure devices in the market.

Partially offsetting the Angio-Seal royalty income decrease were royalties from Orthovita under the March 2003 manufacturing, development and supply agreement between our two companies. We receive a royalty on all Orthovita end-user sales of co-developed VITOSS FOAM products. The first royalty was earned in the third quarter of fiscal 2004 when Orthovita commercially launched the first co-developed products. Additionally, we acquired separate VITOSS proprietary rights from a third party inventor of the VITOSS technology. Under this agreement the Company receives an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VITOSS technology. The first payment was earned in the quarter ended September 30, 2004. (See Note 1 to the Condensed

Consolidated Financial Statements - Patents and Proprietary Rights). Total royalty income from Orthovita under both agreements was approximately $519,000 for the second quarter of fiscal 2005.

Cost of Products Sold. Cost of products sold increased 22% to $4.3 million in the three months ended December 31, 2004 from $3.5 million in the three months ended December 31, 2003. Gross margin on sales increased to 58% in the three months ended December 31, 2004 compared to 56% in the three months ended December 31, 2003. The increase in gross margin reflected the higher margins on our biomaterials products attributable in part to higher volumes, which resulted in manufacturing efficiencies, as well as continued allocation of overhead across greater sales volumes, resulting in a decrease in per unit costs. We expect that over the 2005 fiscal year these margins will be offset by the TriActiv System and new products, which we anticipate will have slightly lower margins until the manufacturing processes mature and volumes grow.

Research and Development Expenses. Research and development expenses decreased 12% to $3.7 million in the three months ended December 31, 2004 compared to $4.2 million in the three months ended December 31, 2003. This decrease related primarily to research and development expenses on the TriActiv System, specifically for clinical trial expenses of the PRIDE clinical trial which concluded in March 2004. The TriActiv System research and development expenses decreased $740,000, or 26%, to $2.1 million in the three months ended December 31, 2004 from $2.8 million in the three months ended December 31, 2003. TriActiv System clinical expenses decreased $835,000 in the second quarter 2005 compared to the comparable quarter of fiscal 2004. In addition, operational expenses related to testing performed on the TriActiv System decreased $322,000 in the three months ended December 31, 2004 from the three months ended December 31, 2003. In the three months ended December 31, 2003, this testing related primarily to preparation for commercial manufacturability of the device, while research and testing performed in the three months ended December 31, 2004 related primarily to the next generation of the TriActiv System, the TriActiv FX. Partially offsetting these decreases were increases in personnel costs, including restricted share and incentive compensation expense, of $367,000 and consulting costs of $81,000 to support the ongoing development efforts on future generations of the TriActiv System.

Biomaterials and other proprietary technologies spending increased $227,000, or 16%, to $1.7 million as of December 31, 2004 from $1.4 million as of December 31, 2003 related primarily to increases in personnel costs of $242,000 to support our continued development of new products and processes for our current and prospective customers. We expect research and development expenses to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 35% to $2.8 million in the three months ended December 31, 2004 from $2.1 million in the three months ended December 31, 2003. This increase was primarily the result of general and administrative expenses, which increased $604,000 to $1.7 million in the three months ended December 31, 2004 from $1.1 million in the three months ended December 31, 2003. The increase in general and administrative expenses was primarily attributable to a $259,000 increase in personnel costs, including restricted share expense and incentive compensation, and a $105,000 increase in professional services, which include audit fees, investor relations costs, board of directors costs and SEC filing fees. Personnel expense increased due to the expensing of restricted shares, increased cash incentive plans to offset reduced stock option awards and expenses related to the implementation of our new ERP system. The increased professional services and public company expenses were due to audit and legal fees related to complying with the Sarbanes-Oxley Act of 2002 as well as restricted share expense for the board of directors. In addition, there was a $217,000 expense related to the amortization of intellectual proprietary rights acquired In August 2004. The entire cost of these proprietary rights is being amortized over a 60 month period, the estimated period of economic benefit (See Note 1 - Patents and Proprietary Rights).

Sales and marketing expenses increased $113,000 to $1.1 million from $1.0 million in the three months ended December 31, 2004 and 2003, respectively. The TriActiv System European sales and marketing costs increased 13%, or $87,000. Of this increase, $61,000 was due primarily to additional expense related to currency translation. The exchange rate from euros to dollars increased on average 9% from our second quarter fiscal 2004 to our second quarter fiscal 2005. The remaining increase relates to the costs of additional marketing efforts, including increased expenses for cardiovascular conventions at which the TriActiv System was exhibited and product samples and demo unit costs. U.S. marketing expenses increased slightly, by $26,000. This increase related to travel expenses, convention expenses and other marketing efforts associated with the upcoming commercialization of the TriActiv System in the U.S.

Net Interest Income. Interest income increased by 4% to $304,000 in the three months ended December 31, 2004 from $291,000 in the three months ended December 31, 2003. Although our cash and investments increased by only 1% in the three months ended December 31, 2004 over the comparable prior year period, the increase in interest income reflects the increase in interest rates. There was no interest expense in the three months ended December 31, 2004 compared to $20,000 in the three months ended December 31, 2003. As of September 30, 2004, all debt related to the THM Obligation was paid in full. No other debt obligations remain.

Comparison of Six Months Ended December 31, 2004 and 2003

The following table summarizes our operating results for the six months ended December 31, 2004 compared to the six months ended December 31, 2003.

	Six Months Ended				Percent Change
($ millions)	December 31, 2004	% of Total Revenues	December 31, 2003	% of Total Revenues	Prior Period to Current Period

REVENUES:
Total Revenues	$30.3	100%	$26.1	100%	16%
Net Sales	$20.3	67%	$15.4	59%	32%
Research & Development Revenue	$0.3	1%	$0.3	1%	(23%)
Royalty Income	$9.7	32%	$10.4	40%	(7%)
EXPENSES:
Cost of Products Sold	$8.4	28%	$6.9	26%	21%
Research & Development Expense	$8.1	27%	$8.3	32%	(2%)
Selling, General & Administrative Expense	$5.3	17%	$4.0	15%	31%
INTEREST INCOME	$0.6	2%	$0.6	2%	6%

Revenues. Revenues increased 16% to $30.3 million in the six months ended December 31, 2004 from $26.1 million in the six months ended December 31, 2003.

Net Sales. Net sales of products increased 32%, to $20.3 million from $15.4 million for the six months ended December 31, 2004 and 2003, respectively. These increases were attributable to increased sales of both our orthopaedic and cardiology products.

Orthopaedic sales increased 35% to $11.5 million from $8.5 million for the six months ended December 31, 2004 and 2003, respectively. This increase was the result of sales of VITOSS FOAM bone graft substitute products to Orthovita totaling $4.7 million. These products were launched in March of 2004 and as such, there were no sales of these products in the prior year comparable period. This $4.7 million increase was offset by a $1.4 million decrease in sales of sports medicine products to Arthrex, Inc. to $6.0 million from $7.4 million in the same period of the prior year. This decrease was anticipated and, as previously discussed, related primarily to inventory planning adjustments by Arthrex, Inc. Sales levels of our sports medicine products throughout the remainder of fiscal 2005 are estimated to remain relatively consistent with the levels experienced in the second quarter of fiscal 2005.

Cardiology biomaterial sales increased 25% to $7.9 million from $6.3 million for the six months ended December 31, 2004 and 2003. This increase related to sales of the collagen plug component of the Angio-Seal product, which increased $1.5 million, or 34% over the prior year comparable period offset by a decrease in sales of the polymer anchor component of the Angio-Seal device, which decreased $102,000, or 6% over the prior year comparable period. This decrease, while less than expected, related to the on-going transition of the manufacture of the absorbable polymer anchor from us to St. Jude Medical. We supported St. Jude Medical to a higher level than anticipated while they transitioned to the manufacture of a new version of the Angio-Seal anchor during the quarter. Net sales for the six months ended December 31, 2004 and December 31, 2003 consisted almost entirely of biomaterials sales, as TriActiv System sales were less than 1% of total sales in both periods.

Research and Development Revenues. Research and development revenues decreased 23% to $253,000 from $327,000 for the six months ended December 31, 2004 and 2003, respectively. The revenues for the six months ended December 31, 2004 consisted of amounts generated under our NIST vascular graft grant. In the comparable prior year period, revenues were generated under the NIST vascular graft grant ($273,000) and the NIH breast cancer drug delivery grant ($54,000). The decrease from the prior year period reflects the completion of the two grants, the NIST vascular grant, which concluded during the first half of fiscal 2005 and the NIH Breast Cancer Drug Delivery grant which concluded in the first half of fiscal 2004. The NIST vascular graft grant concluded in September 2004 and resulted in a decrease of $20,000 from the comparable period in the prior year. The NIH breast cancer drug delivery grant concluded in October 2003 and resulted in a $54,000 decrease from the comparable period in the prior year.

The following table summarizes the research and development revenue for the six months ended December 31, 2004 compared to December 31, 2003:

Grant	Six Months Ended December 31, 2004	Six Months Ended December 31, 2003	Percentage Change from FY 04 to FY 05
NIST Vascular Graft	$253,292	$273,185	(7%)
NIH Breast Cancer Drug Delivery	$0	$53,923	(100%)
Total R&D Revenue	$253,292	$327,108	(23%)

Royalty Income. Royalty income decreased 7% to $9.7 million from $10.4 million in the six months ended December 31, 2004 and 2003, respectively. This decrease was due to a decrease in our Angio-Seal royalties offset by the addition of the Orthovita royalty in March 2004.

While Angio-Seal end-user sale units increased 21%, to approximately 746,000 during the six months ended December 31, 2004 compared to approximately 617,000 units sold during the six months ended December 31, 2003. In addition, the average selling price for the Angio-Seal device also increased year over year, partially due to favorable exchange rates on units sold in Europe. These increases were offset by the 33% contracted royalty rate decline from 9% to 6%, which occurred in April 2004. Angio Seal royalties decreased 17% from $10.4 million to $8.7 million in the six months ended December 31, 2003 and 2004, respectively. We believe that these increases were due to St. Jude Medical’s continued sales and marketing efforts, increased adoption of vascular closure devices and the launch in January 2002 of the STS platform, a new generation of the Angio-Seal product line (commanding a premium price over the previous version of the device), all resulting in market share gains and increased sales dollars for the entire Angio-Seal product line in the U.S., Japan and the European markets.

Partially offsetting the Angio-Seal royalty income decrease were royalties from Orthovita under the March 2003 manufacturing, development and supply agreement between our two companies and the separate VITOSS proprietary rights from a third party inventor of the VITOSS technology, both of which are discussed above. (See Note 1 to the Condensed Consolidated Financial Statements - Patents and Proprietary Rights). Total royalty income from Orthovita was approximately $1.1 million for the six months ended December 31, 2004.

Cost of Products Sold. Cost of products sold increased 21% to $8.4 million in the six months ended December 31, 2003 from $6.9 million in the six months ended December 31, 2003. While overall cost of products sold increased, gross margin also increased to 59% from 55%. This increase reflected a favorable product mix within our biomaterials products, in addition to, manufacturing efficiencies and greater production volumes, resulting in a decrease in per unit costs.

Research and Development Expenses. Research and development expenses decreased 2% to $8.1 million in the six months ended December 31, 2004 from $8.3 million in the six months ended December 31, 2003. This decrease related primarily to research and development expenses related to the TriActiv System which decreased $645,000, or 12%, to $4.7 million in the six months ended December 31, 2004 compared to $5.3 million in the six months ended December 31, 2003. The decrease was mainly attributable to a decrease of $1.7 million in clinical trial expenses due to the conclusion of the PRIDE clinical trial in March 2004. This decrease was largely offset by increases in personnel costs, including restricted share and incentive compensation expense ($796,000), facility costs ($113,000) and consulting expenses ($187,000) all to support continued development on both the current TriActiv System as well as future applications of the device, including the TriActiv FX. We also continued our development efforts on our biomaterials products, including our work under the NIST grant. Biomaterials-related spending increased $440,000, or 15%, to $3.4 million in the six months ended December 31, 2004 from $3.0 million in the six months ended December 31, 2003 related primarily to increases in personnel costs totaling $392,000 and operational expenses totaling $132,000 to support our continued development of potential new products and processes for our current and prospective customers. These increases were offset by decreases in depreciation expense ($65,000) on equipment used for the NIST vascular graft grant and the NIH breast cancer drug delivery grants. According to the requirements of the grant, this equipment must be fully depreciated by the time the grants conclude. As discussed above, the NIST vascular graft grant concluded in September 2004 and the NIH breast cancer drug delivery grant concluded in October 2003. We still maintain possession of this equipment and it is being used for further research in both of these technologies.

Selling, General and Administrative. Selling, general and administrative expense increased 31%, or $1.2 million, to $5.3 million in the six months ended December 31, 2004 from $4.0 million in the six months ended December 31, 2003. This increase was primarily the result of general and administrative expenses, which increased 54% to $3.2 million in the six months ended December 31, 2004 from $2.1 million in the six months ended December 31, 2003. This increase was attributable to a $591,000 increase in personnel costs, including restricted share and incentive compensation expense, as well as a $144,000 increase in professional services and public company expenses, which include D&O insurance, board of directors costs and SEC filing fees. Personnel expense has increased due to the expensing of restricted shares, increased cash incentive plans to offset reduced stock option awards and expenses related to the implementation of our new ERP system. Professional service fees and public company expenses increased as a result of new SEC and governmental regulations. In addition, collection of $104,000 that had been specifically reserved in our allowance for doubtful accounts during the period ended December 31, 2003 versus the current period bad debt expenses of $79,000, resulted in a $183,000 increase from the prior year comparable period. Finally, there was a $217,000 expense in the first six months of fiscal 2005 related to the amortization of intellectual proprietary rights acquired in August 2004. The entire cost of these proprietary rights is being amortized over a 60 month period, the estimated period of economic benefit (See Note 1 - Patents and Proprietary Rights).

Sales and marketing expenses increased 6%, or $114,000, to $2.1 million in the six months ended December 31, 2004 from $1.9 million in the six months ended December 31, 2003. The TriActiv System European sales and marketing costs increased 6%, or $66,000. This increase was due partially to an expense related to currency translation. The exchange rate of the euro to the dollar increased on average 9% from the six months ended December 31, 2003 to the six months ended December 31, 2004. This equates to approximately a $100,000 increase in expenses related specifically to the change in the currency rate. In addition to the effect of currency translation (and excluding such effect from each of the following items), personnel, travel and convention expenses increased approximately $47,000, marketing expenses such as product samples and advertising increased by $22,000 and office and facility costs increased by $19,000. These increases were offset by a decrease, again excluding the effect of translation, of $121,000 related to a clinical study to support reimbursement of the product in Europe. This study concluded in December 2004.

The increase in U.S. sales and marketing expenses was related to U.S. pre-launch efforts on the TriActiv System. U.S. sales and marketing expenses increased $48,000 in the first six months of fiscal 2005 compared to the same period of the prior year due to an increase in cardiovascular convention expenses for exhibition of the TriActiv System and marketing studies being performed on the TriActiv System in relation to the cardiovascular embolic protection market.

Net Interest Income. Interest income increased to $614,000 in the six months ended December 31, 2004 from $581,000 in the six months ended December 31, 2003. Although our cash and investment balances decreased slightly, this decrease was more than offset by higher interest rates. Interest expense decreased 89% to $4,600 in the six months ended December 31, 2004 from $41,000 in the six months ended December 31, 2003. This decrease was directly related to debt on the THM Obligation, which was paid in full as of September 30, 2004.

Liquidity and Capital Resources

Our cash, cash equivalents and investments were $52.7 million at December 31, 2004, a decrease of $8.4 million from our balance of $61.1 million at June 30, 2004, the end of our prior fiscal year. In addition, our working capital was $67.9 million at December 31, 2004, a decrease of $4.9 million from our working capital of $72.7 million at June 30, 2004.

Operating Activities
Net cash provided by our operating activities was $6.8 million in the six months ended December 31, 2004. For the six months ended December 31, 2004, we had net income of $6.4 million, a tax benefit from the exercise of stock options of $349,000, non-cash employee stock-based compensation of $471,000, and non-cash depreciation and amortization of $2.3 million. Cash used as a result of changes in asset and liability balances was $2.8 million. The decrease in cash related to the change in assets and liabilities was primarily due to an increase in accounts receivable ($1.3 million) and in prepaids and other assets ($1.2 million) and a decrease in our accounts payable and accrued expenses ($2.0 million). This was partially offset by a decrease in the deferred tax asset and an increase in the non-current deferred tax liability, which provided cash of $1.4 million and $503,000, respectively.

The increase in accounts receivable related primarily to the increased sales volume during the last few weeks of the second quarter of fiscal 2005 as compared to the same period of fiscal 2004. The increase in prepaids and other assets related to an increase in our prepaid federal taxes ($672,000), prepaid insurance ($163,000), deposits on equipment ($309,000) and our general prepaid balance for various company expenses, including but not limited to, maintenance contracts, future exhibition expenses, and dues and subscriptions ($69,000). The decrease in accounts payable and accrued expenses related to our bonus payment to employees and a federal tax payment made in September 2004. The decrease in the deferred tax asset and increase in the non-current tax liability was primarily due to the utilization of our deferred tax asset and the recording of a future year tax liability.

Investing Activities
Cash used in investing activities was $9.0 million for the six-month period ended December 31, 2004. This was the result of purchase and redemption activity within our investment portfolio, capital spending related to the construction of our new facility and ongoing expansion of our manufacturing, in addition to the $2.6 million acquisition of proprietary rights (See Note 1 to the Condensed Consolidated Financial Statements - Patents and Proprietary Rights).

During the period, investments of $10.3 million either matured or were called. We subsequently purchased new investments with these proceeds for total investment purchases of $8.7 million, providing net cash through investment activity of $1.6 million. See Note 1 to the condensed consolidated financial statements included in this quarterly report for a description of our available-for sale securities. See the discussion below of cash used in purchasing property, plant and equipment.

We have a $25.0 million capital spending plan for fiscal 2005, of which approximately $20 million will be expended on our new facility (see discussion below), and the remainder will be expended to continue to expand our research and development and manufacturing capabilities and upgrade our MIS technology infrastructure. Of this total plan, we spent $8.0 million during the six months ended December 31, 2004 of which $3.2 million related to ongoing operations of the Company. In addition, we purchased land and started construction of our new facility for a total of $4.8 million.

The new facility will be located in the general vicinity of our existing facility. Long term, the proposed building site will be able to accommodate a 220,000 square foot facility and thus provide for our future growth and continued expansion. Our construction plan has three phases. Phase one is the construction of a 160,000 square foot building shell and the fit-out of 90,000 square feet of space for our manufacturing and quality assurance operations. Phase one began in the first fiscal quarter of 2005, and will continue for a period of 18 to 24 months and have a total estimated cost of $25 million, including the land purchase. Phase two would increase the total building size to 175,000 square feet and is anticipated to be complete by the end of five years. The second phase would allow the complete transition of all our personnel and operations to the new facility. Phase three would complete the building to the maximum of 220,000 square feet, when necessary. Our current plan is to finance the construction of this building from current available cash on hand or liquid investments.

Financing Activities
The exercise of stock options provided cash of $687,000 for the six months ended December 31, 2004. We believe that option exercises will continue through fiscal 2005 due to the current market price of our common stock compared to the average exercise price of outstanding options.

Debt
On September 1, 2000, we incurred an obligation in the amount of $4.5 million in conjunction with the acquisition of THM Biomedical, Inc. The obligation was due in equal quarterly installments. In September 2004 the entire obligation was paid in full. No debt remained on our balance sheet as of December 31, 2004.

Stock Repurchase Program
On August 17, 2004, we announced that our board of directors had reinstated a program to repurchase issued and outstanding shares of Common Stock over six months from the date of the board reinstatement. The reinstated plan called for the repurchase of up to 259,500 shares, the balance under the original plan approved in October 2003. In the six months ended December 31, 2004, we repurchased and retired 199,867 shares of common stock under the reinstated program at a cost of approximately $5.1 million, or an average market price of $25.72 per share. We financed all of these repurchases using our available cash. At January 31, 2005, there were 59,633 shares remaining for repurchase under the program.

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

General
We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv System and our biomaterials products. We will continue the construction of our new facility to support the continued growth of our biomaterials business and expected commercial launch of the TriActiv System, as discussed above. If approved by the FDA, we plan to market and sell the TriActiv System in the U.S. through a small, dedicated direct sales force initially comprised of ten sales people. We currently have nine members of this team hired and have completed our initial sales training program. Our initial estimates of the cost of a direct sales plan would increase selling expense in fiscal 2005 over fiscal 2004 by $2.5 million to $3.0 million, including personnel and marketing expenses. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. We also believe our cash and investment balances will be sufficient on a longer term basis, however, it will depend on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development and costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

The terms of any future equity financing we undertake may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants that limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects, as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be available to us, or will be available to us on acceptable terms’ should such a need arise.

Our estimate of the time periods for which our cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth below under the caption “Risks Factors” below.

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

The FDA has not cleared the TriActiv System for marketing. Prior to 510(k) clearance, the FDA may require clarification of information provided in our regulatory submissions, more information or more clinical studies. If granted, FDA clearance may impose limitations on the uses for which our product may be marketed or how our product may be marketed. Should we experience delays or be unable to receive clearance from the FDA, our growth prospects will be diminished.

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

We derive a substantial majority of our revenues from only three customers.

A substantial majority of our total revenues are derived from only three customers. Royalty income from, and sales of biomaterials to, St. Jude Medical associated with the Angio-Seal device represented approximately 54% of our total revenue for the six months ended December 31, 2004. Sales of VITOSS FOAM products to, and royalty income from, Orthovita associated with the VITOSS FOAM technology represented 19% of total revenues while sales of biomaterials products to Arthrex, a distributor of orthopaedic products, represented approximately 20% of total revenues. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the Angio-Seal device from customers of St. Jude Medical or the VITOSS FOAM products from customers of Orthovita. Our customer concentration exposes us to the risk of changes in the business condition of either our major customers and to the risk that the loss of a major customer would adversely affect our results of operations. Our relationship with these customers is subject to change at any time.

We anticipate that a substantial portion of our revenues will continue to come from the Angio-Seal device, which is manufactured, marketed and distributed by St. Jude Medical.

Under our license agreements with St. Jude Medical, the Angio-Seal device is manufactured, marketed and sold on a worldwide basis by St. Jude Medical. Two of our significant sources of revenue for the future are expected to be sales of collagen to St. Jude Medical for use in the Angio-Seal device and royalty income from the sale of the Angio-Seal product line. Our collagen supply contract expires in December 2005. If we are not able to negotiate a new supply agreement with St. Jude Medical, we risk the reduction of our collagen component sales going forward.

In addition, our success with the Angio-Seal device depends in part on the time, effort and attention that St. Jude Medical devotes to the Angio-Seal product line and on their success in manufacturing, marketing and selling the Angio-Seal product line. Under the terms of our agreements with St. Jude Medical, we have no control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. St. Jude Medical can terminate our arrangement at any time for any reason upon 12 months notice. At such time, all sales and marketing, manufacturing and distribution rights to the Angio-Seal device would be returned to us. St. Jude Medical may not successfully pass future inspections of its manufacturing facility or adequately perform its manufacturing, marketing and selling duties. Any such failure by St. Jude Medical may negatively impact Angio-Seal unit sales and therefore reduce our royalties and component sales.

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

We depend on our biomaterials customers to properly plan their inventories, market their products and obtain regulatory approvals for their products.

We depend on the efforts of our biomaterials customers in properly planning their inventories, as well as marketing and obtaining regulatory approvals for their products that include our biomaterials components. Our customers may not plan their inventories appropriately or provide consistent and accurate forecasts with which we can properly plan and operate our business efficiently and provide accurate sales projections. Additionally, our customers' end-use products, which include our biomaterials components, may not be commercialized successfully by our customers and our customers may not otherwise be able to compete effectively in their markets.

The markets for our products are highly competitive and are likely to become more competitive, and our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

The markets for our current and proposed products are fragmented, intensely competitive, subject to rapid change and sensitive to new product introductions and enhancements and pricing pressure. We expect that the competitive environment for our products will become more intense as additional companies enter our markets, existing competitors employ competitive pricing structures and as new techniques and technologies are adopted. Our biomaterials and medical devices compete directly and indirectly for customers with a range of products and technologies produced by a wide variety of companies, as well as other processes and procedures which do not require the use of our products or those of our competitors. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in these markets, greater name recognition, larger customer bases and greater financial, technical and marketing resources.

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Datascope Corporation, Perclose, Inc. (a subsidiary of Abbott Laboratories), Medtronic and Vascular Solutions, Inc., amongst other smaller competitors. In addition to current and future competitors in vascular closure, the introduction of new technologies for the diagnostic treatment of cardiovascular disease may impact the future success of the Angio-Seal. The majority of vascular sealing is performed through manual compression, which represents our primary competition. The TriActiv System is currently only commercially available in Europe where our competitors include Boston Scientific Corporation, Johnson and Johnson, Inc., Medtronic, Inc. (which owns Percu-Surge, Inc.) and Guidant Corporation, among others. If we are successful in commercializing the TriActiv System in the U.S., we anticipate the competitors will be the same companies against which we are competing in Europe, as well as others.

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

We purchase certain materials and components for our products from various suppliers. Some of these components are made according to our specifications, including many of our absorbable polymer and suture raw materials which are used in our polymer products across all markets. Any loss of, or interruption of supply from, key vendors may require us to find new vendors. We could experience production or development delays while we seek new vendors.

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

St. Jude Medical's and our international sales are subject to a number of risks that could harm future international sales of the Angio-Seal device and our ability to successfully commercialize new products in international markets.

St. Jude Medical sells the Angio-Seal product line internationally and pays us a royalty on each unit sold. We also sell the TriActiv System, as well as some of our other products, in the international markets. Our royalties from international sales of the Angio-Seal product line by St. Jude Medical and our revenues from our other international sales are subject to several risks, including:

•	the impact of recessions in economies both within and outside the United States;

•	unexpected changes in regulatory requirements, tariffs or other trade barriers;

•	weaker intellectual property rights protection in some countries;

•	fluctuations in exchange rates;

•	potentially adverse tax consequences; and

•	political and economic instability.

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

Our failure to properly implement our new ERP system could cause manufacturing difficulties such as delaying shipments to customers and not properly tracking our inventory according to regulation.

In order to properly implement our new ERP system, historical and dynamic data must be transferred from our current system and that information will be relied upon to purchase component inventory, receive parts into inventory, and ship product to customer, as well as to track inventory according to our ISO and FDA requirements. If the transfer of data is not done timely or effectively, there is a possibility for late shipments to customers or inaccurate tracking of the inventory, which may violate regulatory requirements.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of any acquired company also may consume much of our management’s time and attention that could otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Furthermore, we may be unable to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets.

We are building a new manufacturing facility and will transition 100% of our manufacturing capabilities to this new facility. If we encounter difficulties in the transition phase, we may lose revenue, and we may be unable to maintain our customer relationships.

We manufacture all of the products we sell at our existing location in Exton, Pennsylvania. We have purchased land and are currently constructing a new manufacturing facility near of our existing facility. We plan to transfer all of our manufacturing processes to this new facility late in our second quarter of fiscal 2006 or early in our third quarter of fiscal 2006. We have a transition plan in place which will enable us to successfully transition all of our manufacturing operations, including validation of all manufacturing areas and equipment, in a timely manner. If the transition plan is ineffective or the plan is substantially delayed, we may have inadequate manufacturing capabilities to meet all of our customers’ requirements. If we are unable to manufacture our customers’ products, or are unable to meet their production requirements, in our existing or new facility for any reason, we may lose revenue and/or may not be able to maintain our relationships with our customers. Although we carry business interruption insurance to cover lost revenue and profits, this insurance would only cover losses experienced in the existing facility or new facility, once complete but does not cover transition delays or complications. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter.

Our operating results have varied significantly from quarter to quarter in the past and are likely to vary substantially in the future as a result of a number of factors, some of which are not in our control, including:

▪	market perception and acceptance of our customer's products;

▪	our efforts to increase sales of our biomaterials products;

▪	our efforts to gain FDA clearance and commercialize the TriActiv System;

▪	our efforts to gain CE Mark and FDA clearance for future generations of the TriActiv System;

▪	the loss of significant orders;

▪	changes in our relationship with St. Jude Medical;

▪	our establishment of strategic alliances or acquisitions;

▪	timely implementation of new and improved products;

▪	delays in obtaining regulatory approvals;

▪	increased competition; and

▪	litigation concerning intellectual property rights in the medical device industry.

You should not rely upon our results of operations for any particular quarter as an indication of our results for a full year or any other quarter.

Risks Related to Our Intellectual Property

If we are unable to protect our patents and proprietary rights, our reputation and competitiveness in the marketplace may be materially damaged.

We regard our patents, biomaterials and cardiovascular trade secrets and other intellectual property as important to our success. We rely upon patent law, trade secret protection, confidentiality agreements and license agreements with St. Jude Medical to protect our proprietary rights. Although we have registered certain of our patents with applicable governmental authorities, effective patent protection may not be available in every country in which our products are made available, and we have not sought protection for our intellectual property in every country where our products may be sold. The steps we take to protect our proprietary rights may not be adequate to ensure that third parties will not infringe or otherwise violate our patents or similar proprietary rights.

We may be accused of infringing upon the proprietary rights of others and any related litigation could materially damage our operating results and business.

Third parties may claim that we have violated their intellectual property rights. An adverse determination in any intellectual property litigation or interference proceeding brought against us could prohibit us from selling our products, subject us to significant liabilities to third parties or require us to seek licenses from third parties. The costs associated with these license arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of key personnel.

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

We could be seriously harmed by changes in reimbursement policies of governmental or private healthcare payers, particularly to the extent any changes affect reimbursement for catheterization procedures in which our Angio-Seal products are used. Physicians, hospitals and other users of our products may fail to obtain sufficient reimbursement from healthcare payers for procedures in which our products are used or adverse changes may occur in governmental and private third-party payers’ policies toward reimbursement for these procedures.

Our products and manufacturing activities are subject to extensive governmental regulation that could make it more expensive and time consuming for us to introduce new and improved products.

Our products and manufacturing activities are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. We are required to:

•	obtain the approval of the FDA and international agencies before we can market and sell new products;

•	satisfy these agencies’ requirements for all of our labeling, sales and promotional materials in connection with our existing products;

•	comply with all applicable manufacturing regulations; and

•	undergo rigorous inspections by these agencies.

Compliance with the regulations of these agencies may delay or prevent us from introducing any new or improved products, including the TriActiv System. Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business.

We are also required to demonstrate compliance with the FDA’s Quality System Regulations. The FDA enforces its Quality System Regulations through pre-approval and periodic post-approval inspections. These regulations relate to product testing, vendor qualification, design control, production controls, and quality assurance, as well as the maintenance of records and documentation. If we are unable to conform to these regulations, we will be required to locate alternative manufacturers that do conform. Identifying and qualifying alternative manufacturers may be a long, costly and difficult process and could seriously harm our business.

The FDA and international regulatory agencies may also limit the indications for which our products are approved. These regulatory agencies may restrict or withdraw approvals we have received if additional information becomes available to support this action.

Risks Related To Our Securities

The trading price of our common stock is likely to fluctuate substantially in the future.

The trading price of our common stock may fluctuate widely as a result of a number of factors, some of which are not in our control, including:

•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;

•	quarter to quarter variations in our operating results;

•	announcements regarding clinical activities or new products by us or our competitors;

•	general conditions in the medical device industry;

•	changes in our own forecasts or earnings estimates by analysts;

•	our partners ability to meet or exceed the forecasts or expectations of analysts or investors;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many medical device companies; and

•	general economic conditions.

In addition, the market for our stock has experienced, and may continue to experience, price and volume fluctuations unrelated or disproportionate to our operating performance. As a result, you may not be able to sell shares of our common stock at or above the price at which you purchase them. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, with or without merit, we could incur substantial costs, and our management’s attention and resources could be diverted from our business.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," “plan” and similar expressions, as they relate to Kensey Nash, our business or our management, are intended to identify forward-looking statements, but they are not exclusive means of identifying them.

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include, among other things:

•	general economic and business conditions, both nationally and in our markets;

•	the impact of competition;

•	anticipated trends in our business;

•	existing and future regulations affecting our business;

•	strategic alliances and acquisition opportunities; and

•	other risk factors set forth under “Risk Factors” above.

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

Our investment portfolio consists primarily of high quality U.S. government, municipal and corporate securities with maturities ranging from 2 to 12 years. Also, the portfolio includes certain municipal variable rate demand obligations that have maturities ranging from 5 to 31 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy, which provides guidance on the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At December 31, 2004, our total portfolio consisted of approximately $45.0 million of investments. While our investments may be sold at anytime because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity.

Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was not any change in the our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

42

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of our equity securities during October, November, and December 2004:

	Total Number of	Average Price Paid per	Total number of Shares Purchased as Part of a Publicly	Maximum Number of Shares that May Yet Be Purchased

Period	Shares Purchased	Share	Announced Program	Under the Program
October 1-31, 2004	174,867	$25.94	174,867	59,633
November 1-30, 2004	-	-	-	-
December 1-31, 2004	-	-	-	-
Total	174,867	$25.94	174,867	59,633

On August 17, 2004, we announced publicly that our board of directors had reinstated a program to repurchase issued and outstanding shares of our Common Stock over a six month period from the date of the board reinstatement, which will expire in February 2005. The reinstated plan calls for the repurchase of up to 259,500 shares.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2004 Annual Meeting of Stockholders was held on December 1, 2004. At the Annual Meeting, the Company’s stockholders (i) elected John E. Nash, P.E., Robert J. Bobb, and Kim D. Rosenberg as Class III Directors to the Company’s board of directors, and (ii) ratified the appointment by the Company’s board of directors of Deloitte & Touche LLP as the independent auditors of the Company's financial statements for the fiscal year ending June 30, 2005. The following summarizes the voting results for such actions:
	Number of Votes For	Number of Votes Withheld	Number of Votes Against	Abstentions	Broker Non-Votes
Election of Class III Directors:
John E. Nash, P.E	10,183,476	75,795	-	-	-
Robert J. Bobb	10,180,390	78,881	-	-	-
Kim D. Rosenberg	10,216,649	42,622	-	-	-
Ratification of the Appointment of Deloitte & Touche LLP	10,120,802	-	135,220	3,249	-

43

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: February 9, 2005	By:	/s/ Wendy F. DiCicco, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer (Principal Financial and Accounting Officer)

45