Form 10-Q
period 2005-03-31
KENSEY NASH CORP
filed 2005-05-10
CIK 1002811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005

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

As of April 30, 2005, there were 11,372,650 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION
QUARTER ENDED MARCH 31, 2005

INDEX

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
as of March 31, 2005 (Unaudited) and June 30, 2004	3

Condensed Consolidated Statements of Operations
for the three and nine months ended March 31, 2005
and 2004 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity for the
nine months ended March 31, 2005 (Unaudited) and
for the year ended June 30, 2004	5

Condensed Consolidated Statements of Cash Flows
for the nine months ended March 31, 2005 and 2004 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6. Exhibits	39

SIGNATURES	40

EXHIBITS	41

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
ASSETS	2005	June 30,
CURRENT ASSETS:	(Unaudited)	2004
Cash and cash equivalents	$3,527,955	$14,615,633
Investments	42,956,722	46,480,854
Trade receivables, net of allowance for doubtful accounts of $36,697
and $13,590 at March 31, 2005 and June 30, 2004, respectively	8,509,781	6,005,702
Royalties receivable	5,552,126	4,432,692
Other receivables (including approximately $43,000 and $14,000 at
March 31, 2005 and June 30, 2004, respectively, due from employees)	948,642	511,186
Inventory	4,916,684	3,481,599
Deferred tax asset, current portion	1,734,881	2,607,669
Prepaid expenses and other	2,566,341	1,418,528
Total current assets	70,713,132	79,553,863

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	3,263,869	-
Leasehold improvements	9,816,500	9,599,237
Machinery, furniture and equipment	22,407,309	18,598,090
Construction in progress - new facility	8,469,329	918,442
Construction in progress	1,785,610	1,142,349
Total property, plant and equipment	45,742,617	30,258,118
Accumulated depreciation	(17,000,042)	(14,273,218)
Net property, plant and equipment	28,742,575	15,984,900

OTHER ASSETS:
Deferred tax asset, non-current portion	-	2,825
Acquired patents and proprietary rights, net of accumulated amortization of
$2,229,679 and $1,685,743 at March 31, 2005 and June 30, 2004, respectively	4,716,687	2,410,623
Goodwill	3,284,303	3,284,303
Total other assets	8,000,990	5,697,751

TOTAL	$107,456,697	$101,236,514

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,764,427	$1,847,127
Accrued expenses (See Note 3)	4,527,712	4,636,239
Current portion of debt	-	219,147
Deferred revenue	100,240	109,773

Total current liabilities	7,392,379	6,812,286

DEFERRED REVENUE, NON-CURRENT	385,135	-
DEFERRED TAX LIABILITY, NON-CURRENT	676,674	-

Total liabilities	8,454,188	6,812,286

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized,
no shares issued or outstanding at March 31, 2005 and June 30, 2004	-	-
Common stock, $.001 par value, 25,000,000 shares authorized,
11,319,191 and 11,511,806 shares issued and outstanding at
March 31, 2005 and June 30, 2004, respectively	11,319	11,512
Capital in excess of par value	73,320,586	78,497,472
Retained earnings	25,780,592	16,151,233
Accumulated other comprehensive loss	(109,988)	(235,989)

Total stockholders' equity	99,002,509	94,424,228

TOTAL	$107,456,697	$101,236,514

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
REVENUES:
Net sales	$9,365,150	$9,402,745	$29,664,812	$24,756,449
Research and development	-	135,099	253,292	462,208
Royalty income	5,425,668	6,237,616	15,170,825	16,660,906
Total revenues	14,790,818	15,775,460	45,088,929	41,879,563

OPERATING COSTS AND EXPENSES:
Cost of products sold	3,856,404	4,275,791	12,206,764	11,155,622
Research and development	3,636,957	4,308,411	11,755,406	12,633,967
Selling, general and administrative	3,101,907	2,222,779	8,365,363	6,255,144
Total operating costs and expenses	10,595,268	10,806,981	32,327,533	30,044,733

INCOME FROM OPERATIONS	4,195,550	4,968,479	12,761,396	11,834,830

OTHER INCOME/(EXPENSE):
Interest income	319,282	270,516	932,984	851,531
Interest expense	-	(15,225)	(4,559)	(55,825)
Other income (expense)	33,791	(3,286)	66,408	2,333
Total other income - net	353,073	252,005	994,833	798,039
INCOME BEFORE INCOME TAX	4,548,623	5,220,484	13,756,229	12,632,869
Income tax expense	(1,364,587)	(1,735,092)	(4,126,869)	(3,870,865)
NET INCOME	$3,184,036	$3,485,392	$9,629,359	$8,762,004

BASIC EARNINGS PER SHARE	$0.28	$0.31	$0.84	$0.77
DILUTED EARNINGS PER SHARE	$0.26	$0.28	$0.79	$0.72

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	11,377,587	11,402,803	11,421,073	11,401,459

DILUTED WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	12,199,697	12,265,534	12,218,812	12,245,510

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Capital		Accumulated
			in Excess		Other
	Common Stock		of Par	Retained	Comprehensive	Comprehensive
	Shares	Amount	Value	Earnings	Loss	Income	Total

BALANCE, JUNE 30, 2003	11,366,975	$11,367	$76,356,345	$3,200,450	$(18,374)		$79,549,788
Exercise of stock options	285,331	286	3,386,148				3,386,434
Stock repurchase	(140,500)	(141)	(2,998,133)				(2,998,274)
Tax benefit from exercise of stock options			1,708,479				1,708,479
Stock options granted to non-employee			11,378				11,378
Employee stock-based compensation			33,255				33,255
Net income				12,950,783		$12,950,783	12,950,783
Foreign currency translation adjustment					68,569	68,569	68,569
Change in unrealized loss on investments (net of tax)					(286,184)	(286,184)	(286,184)
Comprehensive income						$12,733,168
BALANCE, JUNE 30, 2004	11,511,806	$11,512	$78,497,472	$16,151,233	$(235,989)		$94,424,228
Exercise of stock options	61,651	62	782,132				782,194
Stock repurchase (See Note 6)	(264,000)	(264)	(6,872,439)				(6,872,703)
Tax benefit from exercise of stock options			405,268				405,268
Employee stock-based compensation	9,734	9	508,153				508,162
Net income				9,629,359		$9,629,359	9,629,359
Foreign currency translation adjustment					56,707	56,707	56,707
Change in unrealized gain on investments (net of tax)					69,294	69,294	69,294
Comprehensive income						$9,755,360
BALANCE, MARCH 31, 2005 (Unaudited)	11,319,191	$11,319	$73,320,586	$25,780,592	$(109,988)		$99,002,509

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$9,629,359	$8,762,004
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,118,373	3,120,679
Employee stock-based compensation (See Note 9)	508,162	-
Tax benefit from exercise of stock options	405,268	501,668
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(4,014,371)	(1,820,413)
Deferred tax asset	875,613	2,487,344
Prepaid expenses and other current assets	(1,201,888)	799,014
Inventory	(1,435,085)	(970,315)
Accounts payable and accrued expenses	(779,051)	182,176
Deferred revenue	(9,533)	(58,931)
Deferred tax liability, non-current	676,674	189,142
Deferred revenue, non-current	385,135	-
Net cash provided by operating activities	9,158,656	13,192,368

INVESTING ACTIVITIES:
Purchase of land for new facility	(3,263,869)	-
Additions to property, plant and equipment	(4,666,664)	(4,502,646)
Additions to new facility construction in progress	(5,976,210)	-
Purchase of proprietary rights	(2,850,000)	-
Sale of investments	22,330,000	11,280,000
Purchase of investments	(19,525,569)	(20,756,396)
Net cash used in investing activities	(13,952,312)	(13,979,042)

FINANCING ACTIVITIES:
Repayments of long term debt	(219,147)	(621,876)
Stock repurchase	(6,872,703)	(2,998,274)
Proceeds from exercise of stock options	782,194	1,524,205
Net cash used in financing activities	(6,309,656)	(2,095,945)

EFFECT OF EXCHANGE RATE ON CASH	15,634	15,410
DECREASE IN CASH AND CASH EQUIVALENTS	(11,087,678)	(2,867,209)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,615,633	15,040,857

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,527,955	$12,173,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,559	$55,825
Cash paid for income taxes	$3,771,567	$210,332

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
Increase in prepaid expense related to
non-employee stock options (See Note 5)	$-	$11,378

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2005, condensed consolidated statements of operations for the three and nine months ended March 31, 2005 and 2004, condensed consolidated statement of stockholders’ equity for the nine months ended March 31, 2005 and condensed consolidated statements of cash flows for the nine months ended March 31, 2005 and 2004 of Kensey Nash Corporation (the Company) have not been audited by the Company’s independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2005 and June 30, 2004, results of operations for the three and nine months ended March 31, 2005 and 2004, stockholders’ equity for the nine months ended March 31, 2005 and for the year ended June 30, 2004 and cash flows for the nine months ended March 31, 2005 and 2004 have been made.

The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash Europe GmbH. All intercompany transactions and balances have been eliminated. The Company was incorporated in Delaware on August 6, 1984. Kensey Nash Holding Company, incorporated in Delaware in January 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash Europe GmbH, incorporated in Germany in January 2002, was formed for the purpose of European sales and marketing of the TriActiv® Embolic Protection System (the TriActiv System), which was commercially launched in Europe in May 2002.

Certain information and footnote disclosures normally included in the Company’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements filed with the Securities and Exchange Commission (SEC) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of operating results for the full year.

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

Cash, Cash Equivalents and Investments
Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months. Investments at March 31, 2005 consisted primarily of high quality municipal and U.S. government and corporate obligations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets. The Company’s entire investment portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Comprehensive Income) and realized gains and losses in other income/(expenses).

In March 2004, the FASB ratified the Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 requires certain quantitative and qualitative disclosures for securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements under EITF 03-1 were effective for fiscal years ending after December 15, 2003 and the recognition and measurement requirements are effective for periods beginning after June 15, 2004. The Company has included the required disclosures in these financial statements. On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, which delayed the effective dates indefinitely of paragraphs 10-20 of EITF 03-1, paragraphs providing guidance on how to evaluate and recognize an impairment loss that is other than temporary. The Company’s adoption of the recognition and measurement requirements of EITF 03-1 did not have a material impact on the Company’s financial position or results of operations.

The following is a summary of available-for-sale securities at March 31, 2005 and June 30, 2004:

	Nine Months Ended March 31, 2005
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value

Municipal Obligations	$34,368,104	$14,764	$(222,555)	$34,160,313
U.S. Government Agency Obligations	5,950,500	-	(3,720)	5,946,780
U.S. Corporate Obligations	3,049,308		(199,679)	2,849,629
Total Investments	$43,367,912	$14,764	$(425,954)	$42,956,722

	Year Ended June 30, 2004
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value

Municipal Obligations	$42,249,426	$21,641	$(391,248)	$41,879,819
U.S. Government Agency Obligations	2,326,608	-	(145,210)	2,181,398
U.S. Corporate Obligations	2,421,000	8,190	(9,553)	2,419,637
Total Investments	$46,997,034	$29,831	$(546,011)	$46,480,854

The majority of the above investments have maturities ranging from approximately 1 to 5 years. In addition, the Company has one security with a maturity of approximately 11 years. Also, there are certain municipal variable-rate demand obligations that have maturities ranging from 5 to 31 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis.

The investment securities shown below currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At March 31, 2005, there were approximately 33 out of 40 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment by category, at March 31, 2005 were as follows:

Description	Loss < 12 months		Loss > 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
Municipal Obligations	$14,080,942	$(129,139)	$4,259,911	$(93,416)	$18,340,853	$(222,555)
U.S. Government Agency Obligations	5,946,780	(3,720)	-	-	5,946,780	(3,720)
U.S. Corporate Obligations	497,975	(2,025)	2,351,654	(197,654)	2,849,629	(199,679)
Total Investments	$20,525,697	$(134,884)	$6,611,565	$(291,070)	$27,137,262	$(425,954)

Export Sales
There were $234,189 and $518,305 in export sales from the Company’s U.S. operations to unaffiliated customers in Europe and Asia in the three and nine months ended March 31, 2005, respectively. Export sales for the three and nine months ended March 31, 2004 were $120,823 and $338,507, respectively.

Revenue Recognition

Sales Revenue
The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. All product is shipped freight-on-board shipping point. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including discounts. The Company manufactures medical products specifically to customer specifications for the majority of its customers, which are subject to return only for failure to meet customer specifications. The Company had sales returns allowances and discounts of $2,360 and $109,305 for the three and nine months ended March 31, 2005, respectively. In the three and nine months ended March 31, 2004, there were sales returns allowances and discounts of $91,079 and $73,487, respectively.

Research and Development Revenue
Revenue under research and development contracts is recognized as the related expenses are incurred. All revenues recorded on this line item are derived from government programs under which the U.S. government funds the research of high risk, enabling technologies. The program reflected in the statement of operations for fiscal 2004 and the nine months ended March 31, 2005 is an award for the research of a synthetic vascular graft, which concluded in September 2004. Also included in fiscal 2004 statements of operations is an award for the research of breast cancer drug delivery technology, which concluded in October 2003.

Royalty Income
The Company recognizes substantially all of its royalty revenue at the end of each month, in accordance with its agreements with St. Jude Medical and Orthovita, when the Company is advised by the respective party of the net total end-user product sales dollars for the month. Royalty payments from both parties are generally received within 45 days of the end of each calendar quarter.

The Company receives a 6% royalty on every Angio-Seal unit sold by St. Jude Medical, its licensee. The final contracted decrease in the royalty rate, from 9% to 6%, occurred in April 2004 when four million cumulative units had been sold. As of March 31, 2005 approximately 5.5 million Angio-Seal units had been sold.

The Company receives a royalty on all co-developed VITOSS FOAM product sales by Orthovita. The royalty is pursuant to an agreement entered into between the Company and Orthovita in March 2003. The first royalty was earned in February 2004 when the first co-developed product was commercially launched by Orthovita. In addition, in a separate transaction, the Company acquired proprietary rights of a third party to the VITOSS technology. This acquisition entitled the Company to certain rights, including the economic rights, of the third party. These economic rights included a royalty on all products containing the VITOSS technology. The first royalty under this transaction was earned for the quarter ended September 30, 2004, when the transaction was completed.

Earnings Per Share
Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive. Options to purchase shares of our Common Stock which were outstanding for the three and nine months ended March 31, 2005 and 2004, but were not included in the computation of diluted EPS because the exercise prices of the options exceeds the average market price and would have been antidilutive are shown in the table below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Number of Options	259,911	1,500	226,431	1,489
Option Price Range	$31.60 - $34.36	$25.55	$30.03 - $34.36	$25.55

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

The Company’s policy is to grant employee stock options with an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant, therefore recording no compensation expense under APB 25. Options granted to non-employee outside consultants, as defined under SFAS 123 (R), are recorded as compensation expense based on the fair market value of such grants. All restricted shares granted to Executive Officers and to non-employee members of the Board of Directors are recorded as compensation expense using the intrinsic value method under APB 25. See Note 5 for a discussion of options granted to non-employee outside consultants in July 2003 and October 2002. See Note 9 for restricted stock awards granted to the non-employee members of the Board of Directors and to executive officers of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148). The Company implemented the “disclosure only” provisions of SFAS 148 in the period ended December 31, 2002, thereby recording no compensation cost for stock options issued to employees under the Company’s two stock option plans. Had compensation costs for the plans been determined based on the fair market value of the stock options and the restricted stock, consistent with the provisions of SFAS 123 as amended by SFAS 148, the Company’s net income and earnings per share for the three and nine months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income, as reported	$3,184,036	$3,485,392	$9,629,359	$8,762,004
Add back fair market value expense:
Non-employee option grants (1)	14,140	13,938	42,420	41,814
Add back intrinsic value expense:
Restricted stock grants (2)	133,327	—	462,816	—
Deduct fair market value expense:
Non-employee option grants (1)	(14,140)	(13,938)	(42,420)	(41,814)
Restricted stock grants (3)	(133,327)	—	(462,816)	—-
Employee stock options (3)	(692,642)	(343,382)	(1,990,474)	(1,025,275)
Pro forma net income	$2,491,394	$3,142,010	$7,638,885	$7,736,729

Earnings per share:
Basic - as reported	$0.28	$0.31	$0.84	$0.77
Basic - pro forma	$0.22	$0.28	$0.67	$0.68
Diluted - as reported	$0.26	$0.28	$0.79	$0.72
Diluted - pro forma	$0.20	$0.26	$0.62	$0.63

(1) Amounts represent compensation expense determined under the fair market value method included in reported net income, net of related tax effect.
(2) Amounts represent compensation expense determined under the intrinsic value method included in reported net income, net of related tax effects.
(3) Amounts represent compensation expense if it had been determined under fair market value based method for all awards, net of related tax effects.

On December 16, 2004, the FASB finalized SFAS No. 123 (R) Share-Based Payment (SFAS 123(R)), which will be effective for annual reporting periods beginning after June 15, 2005. The new standard will require the Company to begin expensing stock options during the quarter ended September 30, 2005. The FASB has expressed the view that the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options than other approved valuation models. The Company currently uses the Black-Scholes valuation model but has begun a process to analyze how the utilization of a binomial lattice model could impact the valuation of its options.

Comprehensive Income
The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive income (loss) is shown in the consolidated statements of stockholders’ equity at March 31, 2005 and June 30, 2004, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments. The tax (expense) benefit of other comprehensive income for the nine months ended March 31, 2005 and for the fiscal year ended June 30, 2004 was $(35,697) and $147,428, respectively.

Goodwill
Goodwill represents the excess of cost over the fair market value of the identifiable net assets of THM Biomedical, Inc. (THM), a company acquired in September 2000. The Company accounts for goodwill under the provisions of SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are subject to annual impairment tests. Intangible assets with definite useful lives continue to be amortized over their respective useful lives.

There were no changes to the net carrying amount of goodwill at March 31, 2005 from June 30, 2004. The Company completed its initial required goodwill impairment test under SFAS 142 in the first quarter of fiscal 2002. The most recent tests in fiscal 2004, 2003 and 2002 indicated that goodwill was not impaired.

Patents and Proprietary Rights
The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company’s inability to measure the recoverability of these costs when incurred.

In November 1997, the Company entered into an agreement (the Patent Acquisition Agreement) to acquire a portfolio of puncture closure patents and patent applications as well as the rights of the seller under a pre-existing licensing agreement. In addition, in September 2000 in conjunction with the acquisition of THM, the Company acquired a separate portfolio of patents related to its biomaterials business.

The costs of the Patent Acquisition Agreement and patents acquired as part of the THM acquisition are being amortized over the remaining periods of economic benefit, ranging from 4 to 9 years at March 31, 2005. The gross carrying amount of such patents at March 31, 2005 was $4,096,366 with accumulated amortization of $1,883,013. Amortization expense on these patents was $65,757 and $197,269 for the three and nine-month periods ended March 31, 2005, respectively and included within research and development expense for such periods. Amortization expense on the Company’s acquired patents is estimated at $263,026 for each of the years ending June 30, 2005, 2006, 2007, 2008 and 2009.

In August 2004, the Company acquired the intellectual property rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2,600,000 under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company receives a royalty from Orthovita on the sale of all Orthovita products containing the VITOSS technology, up to a total royalty to be received of $4,035,782. As of March 31, 2005, the Company recognized royalty income of $464,163 under the Assignment Agreement and $3,571,619 was yet to be received. The entire cost of these proprietary rights is being amortized over the 60-month period the Company anticipates to receive the economic benefit in relation to the proprietary rights. Amortization expense on these proprietary rights was $130,000 and $346,667 for the three and nine months ended March 31, 2005, respectively, and included within selling, general and administrative expense for such periods. Amortization expense on these proprietary rights is estimated at $476,667 for the year ending June 30, 2005 and $520,000 for each of the years ending June 30, 2006 through 2009.

In March 2005, the Company entered into an agreement to acquire patents and other proprietary rights from a pair of inventors (the Technology Purchase Agreement). The intellectual property and processing information acquired under the Technology Purchase Agreement is complimentary to and broadens our existing biomaterials intellectual property and materials processing knowledge platform. Under the Technology Purchase Agreement, the Company paid $250,000 for the patents upon execution of the agreement and is obligated to pay certain milestone payments and royalties upon achievement of certain product development and commercial launch goals for products that incorporate the acquired patent technology. The Company anticipates that the patents and other proprietary rights acquired will enhance its existing biomaterials platform and have alternative future uses to expand such platform. The initial $250,000 purchase price of the patents will be amortized over the remaining period of economic benefit of such patents, currently estimated at approximately 16 years at March 31, 2005. The gross carrying amount of the acquired technology at March 31, 2005 was $250,000. Amortization expense on the acquired technology will be $5,348 for the fiscal year ending June 30, 2005 and will be included within research and development expense. Amortization expense on the acquired technology is currently estimated at $16,043 for each of the fiscal years ending June 30, 2006, 2007, 2008, 2009 and 2010.

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

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) amends SFAS 123 and APB 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for the Company as of the first annual reporting period beginning after June 15, 2005. The new standard will require the Company to begin expensing stock options during the quarter ending September 30, 2005. Management is currently assessing the effect of SFAS 123(R) on the Company's financial position and results of operations. To date the Company has expensed all share-based payments to non-employees and all restricted shares granted. The effect of the statement will relate only to the Company’s expensing of stock options.

Note 2 — Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	March 31,	June 30,
	2005	2004

Raw materials	$3,659,532	$2,449,180
Work in process	942,780	603,069
Finished goods	485,349	472,565
Gross inventory	5,087,661	3,524,814
Provision for inventory obsolescence	(170,977)	(43,215)
Inventory	$4,916,684	$3,481,599

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

Note 3 — Accrued Expenses

As of March 31, 2005 and June 30, 2004, accrued expenses consisted of the following:

	March 31,	June 30,
	2005	2004

Accrued payroll and related compensation	$1,840,078	$1,852,078
Current tax liability	310,322	1,873,195
Accrued new facility costs	1,574,678	—
Other	802,634	910,966

Total	$4,527,712	$4,636,239

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

The Company calculated the fair value of these non-employee options, in accordance with SFAS 123, as $375,550 and $11,378 for the October 2002 and July 2003 grants, respectively, using the Black-Scholes option-pricing model. These amounts were recorded as prepaid consulting expense and increases to additional paid in capital in the quarters ended December 31, 2002 and September 30, 2003, respectively. The prepaid expense is being amortized to research and development expense over the terms of the agreements. Accordingly, $20,200 and $60,600 were recorded as a component of research and development expense for the three and nine months ended March 31, 2005 and 2004, respectively.

Note 6 — Stock Repurchase Program

On August 17, 2004, the Company announced that its board of directors had reinstated a program to repurchase issued and outstanding shares of the Company’s Common Stock over six months from the date of the board reinstatement. The reinstated plan called for the repurchase of up to 259,000 shares, the balance under the original plan approved in October 2003. In the nine months ended March 31, 2005, the Company repurchased and retired 199,867 shares of common stock under the reinstated program at a cost of approximately $5.1 million, or an average market price of $25.72 per share. This program expired in February 2005.

On March 16, 2005, the Company announced a new stock repurchase program under which an additional 400,000 shares issued and outstanding shares of the Company’s Common Stock were approved by the board of directors. This plan expires on September 30, 2005. As with the first stock repurchase program, the Company plans to continue to repurchase its shares for cash, from time to time in the open market, through block trades or otherwise. The repurchase program does not require the Company to purchase any specific dollar value or number of shares. Any further purchases under the program will depend on market conditions and may be commenced or suspended at any time or from time to time without prior notice. As of March 31, 2005, the Company has repurchased and retired 64,133 shares of Common Stock under this new program at a cost of approximately $1.7 million, or an average market price of $27.00 per share, using available cash. At March 31, 2005, there were 335,867 shares remaining for repurchase under this program.

The following table contains information about the Company’s purchases of its equity securities during January, February, and March 2005:

			Total number of	Maximum Number
		Average Price	Shares Purchased	of Shares that May
	Total Number of	Paid per	as Part of a Publicly	Yet Be Purchased
Period	Shares Purchased	Share	Announced Program	Under the Program
January 1-31, 2005	-	$-	-	-
February 1-28, 2005	-	-	-	-
March 1-31, 2005	64,133	27.00	64,133	335,867
Total	64,133	$27.00	64,133	335,867

Note 7 — Income Taxes

As of June 30, 2004, the Company had net operating loss (NOL) carryforwards for state tax purposes totaling $20.0 million, which will expire by the end of its fiscal year 2024. In addition, the Company had a foreign NOL of $300,000 at June 30, 2004, which will not expire.

During the fourth quarter of fiscal 2003, the Company performed a retrospective research and development tax credit study for fiscal years 1993 through 2003. The Company recorded the majority of the tax credit resulting from this study ($1.5 million) in the fourth quarter of fiscal 2003. During the first quarter of fiscal 2004, the Company recorded an additional portion of the research and development tax credit ($310,000) and professional service fees as a component of selling, general and administrative expenses ($50,500) related to this research and development tax credit study.

Note 8 — Retirement Plan

The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. Effective October 1, 1999, the Company implemented a 25% discretionary matching contribution, on up to 6% of an employee’s total compensation, for all employee contributions. Effective July 1, 2004, the Company revised its discretionary matching contribution to 50%, on up to 6% of an employee’s total compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three and nine months ended March 31, 2005 were $96,208 and $256,128, respectively. In the three and nine months ended March 31, 2004, employer contributions were $35,553 and $101,971, respectively.

Note 9 — Restricted Stock

The Company may provide restricted stock grants under its Employee Incentive Compensation Plan approved by the Company’s stockholders. During fiscal years 2004 and 2005, the Company granted shares of restricted Common Stock to the non-employee members of the Board of Directors and to executive officers of the Company. The shares granted to non-employee members of the Board of Directors vest in three equal annual installments contingent upon the Company’s achievement of certain earnings per share targets, Company Common Stock price targets and continued service of the board member on each anniversary of the date of grant. The shares granted to executive officers vest in three equal annual installments based solely on continued employment with the Company. Unvested shares are forfeited upon termination of service on the Board of Directors or employment, as applicable. The Company made the following grants to non-employee, directors and executive officers during nine months ended March 31, 2005 and the fiscal year ended June 30, 2004:

	Nine Months Ended	Fiscal Year Ended
	March 31,	June 30,
	2005	2004
Shares granted:
Non-employee Directors	12,000	11,580
Executive officers	55,500	-
Total shares granted	67,500	11,580

Intrinsic value on the date of grant	$1,915,060	$253,950

The intrinsic value disclosed above is based upon the closing price of the Company’s common stock on the date of grant.

Compensation expense related to all restricted stock grants is being recorded over the three-year vesting period of these grants. Compensation expense related to the Board of Directors shares is recorded as a component of selling, general and administrative expense. Compensation expense related to executive officer shares is recorded as a component of either selling, general and administrative or research and development expense, dependent on the executive officer receiving the shares. For the three and nine months ended March 31, 2005 the Company recognized expense of $190,467 and $661,167, respectively, related to restricted stock awards.

Note 10 — Opportunity Grant

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania. This grant was awarded to the Company for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant is conditioned upon meeting the following: (1) the Company will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company will operate at its new facility for a minimum of 5 years. The Company received the cash payment of $500,000 in its third fiscal quarter 2005. Revenue will be recognized as earned over the longest period contained within the grant commitment term (five years from the date of occupancy of the Company’s new facility). This date of satisfaction of the last grant commitment is expected to be in December 2010, assuming the current expectation for a transition to the new facility in January 2006. As of March 31, 2005, approximately $34,000 of revenue was recognized related to this grant as a component of Other Income. Revenue from this opportunity grant is estimated at $54,054 for the year ending June 30, 2005 and $81,081 for each of the years ending June 30, 2006 through 2009 and thereafter.

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

Overview

Kensey Nash Corporation is a leading medical technology company providing innovative solutions, via novel technologies, for a wide range of medical procedures. We have expanded our business model extensively over the last ten years, from an original focus on vascular puncture closure, to our current model where we provide an extensive range of products to multiple medical markets, primarily cardiovascular, sports medicine and spine, amongst others. We invented the Angio-Seal™ Vascular Closure Device (the Angio-Seal), a device designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. As pioneers in the field of absorbable biomaterials, we have developed significant experience, expertise and competitive advantage in the design, development, manufacture and processing of absorbable biomaterials for medical applications. Our most recent advance into the cardiovascular market is the TriActiv® Embolic Protection System (the TriActiv System), a device designed to provide embolic protection during the treatment of diseased vessels.

Our initial success is rooted in the Angio-Seal device, of which we were the original designer, developer and manufacturer, since product launch over five and a half million devices have been sold in the marketplace. St. Jude Medical (St. Jude Medical) acquired the worldwide license to the Angio-Seal device in March of 1999. The Angio-Seal device was commercialized in the U.S. in 1996 and is currently the worldwide leader in the vascular closure device market. St. Jude Medical develops and manufactures the product as well as markets and distributes the product worldwide. We currently receive a 6% royalty on every Angio-Seal device sold to the end-user and also sell to St. Jude Medical the collagen plug and anchor components of the Angio-Seal device. We are a secondary source for the anchor component, which is primarily manufactured by St. Jude Medical. As specified in our contract with St. Jude Medical, in April 2004 when the four millionth Angio-Seal unit had been sold, the final unit royalty rate reduction from 9% to 6% occurred.

We have utilized the knowledge gained during the development process of the absorbable biomaterials components of the Angio-Seal device, the anchor and the collagen plug, as a catalyst into the application of absorbable biomaterials into multiple medical markets. Our extensive experience with these biomaterials has enabled us to develop expertise in the design, development, manufacture and processing of proprietary biomaterials products which we now apply to the fields of orthopaedics (including sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. We have several strategic partnerships and alliances through which our biomaterials products are developed and marketed. We intend to continue to leverage our proprietary knowledge and expertise in each of these markets to develop new products and technologies and to explore additional applications for our existing products.

The TriActiv System is a device designed to provide embolic protection during the treatment of diseased vessels, with an initial application in diseased saphenous vein grafts (SVGs). The TriActiv System is a balloon embolic protection device in a market populated or pursued by both balloon and filter devices. While both approaches have advantages and disadvantages, the TriActiv System has a unique design, offering three key features: an embolic protection balloon, a flush catheter and a controlled extraction system. We believe the combination of these features offers the most complete and effective solution to embolic protection. On July 28, 2004, we submitted a 510(k) application to the United States Food and Drug Administration (FDA) and in March 2005, we received FDA clearance, allowing us to market and sell the TriActiv System in the United States. We launched the device utilizing a newly formed direct sales force and sold our first device to the end user in April 2005. The TriActiv System is also commercially available for sale in Europe. Future generations of the TriActiv System, currently in development and in clinical trials, will be designed to address additional markets. These future applications will potentially include the treatment of diseased carotid, peripheral and native coronary arteries as well as acute myocardial infarction (AMI) (a heart attack) and the removal of thrombus during such treatments.

In order to accommodate our growth, we are constructing a new facility and expect to transition operations to such facility in our third quarter of fiscal 2006 (see Liquidity and Capital Resources). During the remainder of fiscal 2005 and through fiscal 2006, we expect significant non-cash charges related to the acceleration of depreciation on the leasehold improvements in our current leased facility. In addition, we anticipate cash expenses for our moving costs into the new facility. We are currently evaluating the impact of the transition on the remainder of our fiscal 2005 and 2006 financial statements.

Revenues. Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales are comprised of sales of absorbable biomaterials products and the TriActiv System.

Biomaterials. The biomaterials component of net sales, which comprises 99% of total net sales, represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics (sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The two most significant components of our biomaterials sales are the absorbable components of the Angio-Seal device, supplied to St. Jude Medical, and our orthopaedic product sales. Our orthopaedic product sales to date have consisted primarily of sales to Arthrex, Inc. (Arthrex) and Orthovita, Inc. (Orthovita). Arthrex is a privately-held orthopaedics company for which we manufacture a wide array of sports medicine products. Orthovita is a publicly-held orthopaedic biomaterials company for which we co-developed and manufacture bone graft substitute products used primarily in spine procedures. Below is a table showing the trends in our Angio-Seal component sales and orthopaedic product sales as a percentage of our total biomaterial sales:

	Nine months ended
Sales of:	March 31, 2005	March 31, 2004
Angio-Seal Components	39%	39%
Orthopaedic Products	56%	58%

Sales of the Angio-Seal components as a percentage of our total biomaterials sales remained consistent from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. The sales of the collagen plug component increased 39% to $9.1 million dollars for the nine months ended March 31, 2005 as compared to $6.6 million in the nine months ended March 31, 2004. The absorbable polymer anchor component decreased 18% to $2.4 million for the nine months ended March 31, 2005 as compared to $2.9 million in the nine months ended March 31, 2004. This decline is the result of the ongoing transition of the manufacture of the absorbable polymer anchor to St. Jude Medical. Based on discussions with St. Jude Medical, we believe their current plans are for us to remain a secondary supplier of future anchor requirements. We continue to supply a minimum of 50% of the collagen component for the device under a three-year contract with St. Jude Medical, which currently expires in December 2005. The two companies are currently negotiating a renewal of the existing contract. In addition to renewing the St. Jude contract, the future of this portion of our biomaterials sales is dependent upon the continued success of the Angio-Seal device in the vascular closure market. Today we estimate that the Angio-Seal device has approximately 60% of this market based on end-user sales of over $80 million in the quarter ended March 31, 2005. The Angio-Seal market share may be impacted by future competition in this market or new technologies to address diagnostic or therapeutic treatment of diseased coronary arteries.

Orthopaedic sales increased 16% to $16.5 million from $14.2 million for the nine months ended March 31, 2005 and 2004, respectively. The increase in our orthopaedic products sales was primarily related to sales of bone graft substitute products to Orthovita which began in the third quarter of fiscal 2004 and totaled $1.4 million dollars in the third quarter fiscal 2005 and $6.1 million dollars in the first nine months of fiscal 2005. Due to the greater medical community acceptance, we have been able to expand our biomaterials customer and product base by initiating new partnerships within the medical device industry, as well as expanding the product lines for our current customers. The growth of the orthopaedic portion of our business is dependent on several factors, including the success of our current partners in sports medicine and spine, the continued acceptance of biomaterials-based products in these two markets as well as expanded future acceptance, and our ability to offer new products or technologies and attract new partners in these markets. We are regularly evaluating our current technologies and potential new technologies on which to base new avenues of growth into the biomaterials product markets.

TriActiv. The TriActiv System is a platform technology, offering not only our initial application for the protection from embolization during treatment of diseased saphenous vein grafts, but also future applications for the treatment of carotid artery disease and the removal of thrombus, amongst others. Embolic protection is a relatively new technology and is still subject to acceptance by the medical community, particularly for future applications. In addition, because we are selling the device in the U.S. ourselves, competing against products marketed by other large, experienced medical device sales teams, we must develop a successful sales strategy that will differentiate the TriActiv System from other competing products.

In the U.S., we launched the TriActiv System after receiving FDA clearance in March 2005, through our newly formed direct sales force. This direct sales team currently consists of 17 members including 11 sales representatives, 3 members of senior management, and three clinical sales support personnel around the country. We will continue to build this sales team as required to address the demands for the product and service existing accounts.

In Europe, the TriActiv System was commercially launched in May 2002. We are selling direct in Germany and via distributors throughout the rest of Europe. We have distributor agreements for sales in Ireland, Switzerland, Austria, Italy, Netherlands, and the United Kingdom. In addition, in April 2005 we initiated a distribution agreement in India, our first agreement in Asia. We are in the process of identifying distributors for additional markets in Europe and Asia. The TriActiv System sales were less than 1% of our total sales for each of the three and nine months ended March 31, 2005 and 2004. We anticipate sales of the TriActiv System will become a more significant component of net sales during the remainder of our fiscal year 2005 and through fiscal 2006 and beyond as we increase our sales of the product in the U.S. market, gain new customers in the European and Asian markets and introduce new versions and applications of the product in both the U.S and Europe. We originally received European Community approval (CE Mark) to market the second-generation of the TriActiv System, the TriActiv® FX™ Embolic Protection System (the TriActiv FX System), in fiscal 2004. This second generation device incorporates several important ease-of-use design enhancements including an integrated, fully disposable flush and extraction system, a new balloon inflator that simplifies catheter exchanges during the procedure, and a monorail flush catheter to enhance device usage and reduce procedure time. We have since made additional changes to the TriActiv FX System, which required a new dossier submission to the European Union. We received CE Mark approval on the new TriActiv FX System in March 2005. A European launch of the TriActiv FX System occurred during the final week of our third fiscal quarter of fiscal 2005.

Research and Development Revenue. Research and development revenue was derived from a National Institute of Standards and Technology (NIST) grant in the nine months ended March 31, 2005. No research and development revenue was generated in the three months ended March 31, 2005. Research and development revenue was derived from the NIST grant in the three months ended March 31, 2004 and from both the NIST grant and the National Institute of Health (NIH) grant in the nine months ended March 31, 2004. In October 2001 we received the NIST grant, a $1.9 million grant over a three-year period, under which we were researching a synthetic vascular graft, utilizing our Porous Tissue Matrix (the PTM™) technology. We continue to develop this technology, however this grant funding concluded in September 2004 and we will receive no additional funding for this grant. In January 2003, we received from NIH a $100,000 grant over a one-year period, under which we were researching sustained or controlled release of chemotherapeutic drugs for the treatment of breast cancer utilizing our PTM technology. This grant was completed in October 2003, but we are continuing to independently develop this drug delivery technology.

Royalty Income. Our royalty income primarily consists of royalties received from St. Jude Medical and Orthovita. Royalties from St. Jude Medical are received on every Angio-Seal unit sold worldwide. We anticipate sales of the Angio-Seal device will grow approximately 15 to 20% in fiscal 2006, with forecasted continued procedure growth and as St. Jude Medical continues to expand its sales and marketing efforts and launch new generations of the product. Our royalty rate as of March 31, 2004 was 9%. Under our License Agreement with St. Jude Medical, there was a final contractual decrease in the royalty rate, to 6%, upon reaching four million cumulative units sold. This final rate reduction occurred in April 2004. We currently believe continued Angio-Seal unit growth will partially offset this 33% decline in royalty rate resulting in a net reduction in royalty income in fiscal 2005 from fiscal 2004 of approximately 9%. We expect that royalty income from the Angio-Seal device will continue to be a significant source of revenue for the foreseeable future. As of March 31, 2005, approximately 5.5 million Angio-Seal units had been sold.

In March 2003, we entered into an agreement with Orthovita under which we are co-developing and commercializing products based on Orthovita’s proprietary, ultra porous VITOSS bone void filler material in combination with our proprietary biomaterials. The products have applications in the bone grafting and spinal surgery markets. Under the agreement, the products are co-developed, we manufacture the products and Orthovita markets and sells the products worldwide. In addition to sales revenue from the VITOSS products sold to Orthovita, we also receive a royalty on Orthovita’s end-user sales of all co-developed products.

In August 2004, in order to enhance the overall business relationship with Orthovita, we acquired the proprietary rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2.6 million under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VITOSS technology up to a total royalty to be received of $4,035,782, with $3,571,619 remaining at March 31, 2005.

Orthovita launched its initial bone grafting and spinal product lines, VITOSS scaffold FOAM strips and cylinders, in the third quarter of fiscal 2004. A third family of products, VITOSS scaffold FOAM flow was launched in June 2004 and a fourth family of products VITOSS scaffold FOAM shapes was launched in September 2004. We believe the unique technology associated with the VITOSS FOAM products and the growing spine market will result in the Orthovita component of our royalty income becoming more significant over the next several quarters and beyond.

Cost of Products Sold. Our gross margin on sales increased in the three and nine months ended March 31, 2005 as compared to the three and nine months ended March 31, 2004. We continue to experience high volumes of our sales of biomaterials products and are achieving greater manufacturing efficiencies, which has lowered our unit costs in many of our product lines. We anticipate the gross margin on our biomaterials products will remain at or increase from this level with increases in sales volume and efficiencies gained in new product lines. These gross margins could potentially be offset by initial margins on the TriActiv product line in the last quarter of fiscal 2005, our first quarter of commercial production for the U.S. market. The lower margins on TriActiv will affect the first several quarters of production until the manufacturing processes mature and volumes grow. The effect should be minimal in our fourth fiscal quarter 2005, as sales of the TriActiv product are not expected to increase significantly until the first quarter of fiscal 2006. We anticipate a 58% to 60% gross margin on sales for fiscal 2005, a range which is heavily dependent on the product mix.

Research and Development Expenses. Research and development expense consists of expenses incurred for the development of our proprietary technologies, such as the TriActiv System, absorbable and nonabsorbable biomaterials products and technologies and other development programs, including expenses under the NIST program. In December 2001, we began our TriActiv System U.S. pivotal clinical study, the PRIDE study, a randomized trial at sites in the U.S and Europe. We completed enrollment in the PRIDE study during March 2004. We enrolled a total of 894 patients in the study, including roll-in patients, at 68 sites in the U.S. and 10 sites in Europe. On July 28, 2004, we submitted a 510(k) application for FDA clearance to market the TriActiv System in the United States and in March 2005 received such clearance.

We submitted our Investigational Device Exemption (IDE) to the FDA to begin a U.S. clinical trial registry, the ASPIRE (Angioplasty in SVGs with Post Intervention Removal of Embolic Debris) Clinical Study, on the next generation TriActiv System, the TriActiv FX System. The ASPIRE study began in our third quarter of fiscal 2005 and is expected to be completed by our second quarter of fiscal 2006. ASPIRE is a multi-center, prospective registry, designed to support regulatory clearance of the TriActiv FX System in the U.S. for a saphenous vein graft (SVG) indication. The study will include approximately 100 to 120 patients at up to 30 sites in the U.S and Europe. We cannot make any assurances as to the successful completion of this trial or regulatory approval for the TriActiv FX System or for future applications in the U.S. or in Europe.

Clinical efforts in pursuit of FDA approval and continuing development of the TriActiv System, as well as our continued development of proprietary biomaterials products and technologies, require significant research and development expenditures. We anticipate research and development expense, including additional clinical trials, will increase as we pursue commercialization of future generations of the TriActiv System in the U.S., and explore opportunities for other indications related to the TriActiv System, as well as our other technologies, including the continued development of proprietary biomaterials technologies. While we believe research and development expenditures will increase in dollars, we believe that they will decrease as a percentage of total revenue as our revenue grows. Research and development expense was 26% of total revenues for the nine months ended March 31, 2005 compared to 30% of total revenue for the nine months ended March 31, 2004.

Selling, General and Administrative. Selling, general and administrative expenses include the costs of our finance, information technologies, human resource and business development departments, as well as costs related to the sales and marketing of our products. The general and administrative component has increased over the same period in fiscal 2004. This increase is a result of the overall growth of our business and the administrative requirements to support such growth, such as personnel expenses and expenses incurred related to compliance with new SEC and corporate governance regulations. In addition, due to the growth in our business, including increasing manufacturing volumes of both biomaterials products and the TriActiv System and the new requirements of selling the TriActiv System directly to the market, we implemented a new Enterprise Resource Planning (ERP) system to replace our existing Materials Requirements Planning (MRP) system. In October 2004, we started the ERP implementation, which integrates our manufacturing, quality, finance and human resource processes into a single information system so our operational areas can share information more easily and efficiently. Implementation was completed March, 2005. In addition, amortization expense of $347,000 related to the Assignment Agreement (discussed above) is included as a general and administrative expense in the nine months ended March 31, 2005. The amortization period is estimated at 60 months from the date of the agreement.

The sales and marketing component of selling, general and administrative consists of expenses in the U.S. and in Europe related to the direct commercialization efforts for the TriActiv System in both cases. We have a seventeen person TriActiv sales and marketing team in the U.S. and an eight person sales and marketing team headquartered at our European subsidiary, Kensey Nash Europe GmbH. These teams are selling the product direct in the U.S. and German markets and, in Europe, the team supports our distributor relationships outside of Germany in the rest of Europe and Asia.

Our sales and marketing expenses have increased in the nine months ended March 31, 2005 over the same period in fiscal 2004. This increase related to increased efforts related to the launch of the TriActiv System in the U.S. including the addition of the direct sales force. We anticipate sales and marketing expenses will increase as we continue our sales and marketing efforts of the TriActiv product, both in the U.S. and in Europe. Our sales and marketing expenses are expected to increase $2.0 million to $2.5 million, including personnel and marketing expenses related to our the TriActiv System launch, in fiscal 2005 over fiscal 2004. We also continue to expand our marketing efforts for our biomaterials business.

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

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). On December 18, 2003, the SEC issued SAB No. 104, Revenue Recognition  (SAB 104), which supersedes SAB 101.  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force (EITF) Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). The adoption of SAB 104 did not have a material impact the Company’s financial position or results of operations.

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

Research and Development Revenue. Revenue under research and development contracts is recognized as the related expenses are incurred. All revenues recorded on this line item are related to government programs under which the U.S. government funds the research of high risk, enabling technologies.

Royalty Revenue. Royalty revenue is recognized as the related product is sold. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. (See Note 1 to the Condensed Consolidated Financial Statements - Revenue Recognition).

Accounting for Stock-Based Compensation. We account for stock-based compensation costs under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148), which permits (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We account for our stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we have not recognized any compensation expense for options granted to employees. Options granted to non-employees, as defined under SFAS 123, (as amended by SFAS 148) and EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, are recorded as compensation expense over the contractual service period using the fair market value method in accordance with SFAS 123, which requires using the Black-Scholes option pricing model to determine the fair market value of the option at the original grant date. We granted options to non-employee, outside consultants during fiscal 2003 and 2004. See Note 5 to the financial statements for information regarding options granted to non-employee outside consultants in July 2003 and October 2002. We account for restricted shares to non-employee members of the Board of Directors and executive officers using the intrinsic value method in accordance with APB 25. We granted restricted shares to members of the Board of Directors and executive officers during fiscal 2004 and 2005. See Note 9 to the Condensed Consolidated Financial Statements for restricted stock awards made to the non-employee members of the Board of Directors and to executive officers of the Company.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) amends SFAS 123 and APB 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for the Company as of the first interim period beginning after June 15, 2005, the quarter ending September 30, 2005. Management is currently assessing the effect of SFAS 123(R) on the Company's financial position or results of operations. To date the Company has expensed all share-based payments to non-employees and all restricted shares granted. The effect of the statement will relate only to the Company’s expensing of stock options.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated due to uncollectibility. We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, significant one-time events and historical experience with each customer. Also, we record additional reserves for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to specific customers change, our estimates of the recoverability of receivables would be adjusted. We believe our allowance at March 31, 2005 was sufficient to cover all existing accounts receivable.

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

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

The following table summarizes our operating results for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

	Three Months Ended				Percent Change
($ millions)	March 31, 2005	% of Total Revenues	March 31, 2004	% of Total Revenues	Prior Period to Current Period
REVENUES:
Total Revenues	$14.8	100%	$15.8	100%	(6%)
Net Sales	$9.4	63%	$9.4	60%	0%
Research & Development Revenue	$ —	0%	$0.1	1%	(100%)
Royalty Income	$5.4	37%	$6.2	39%	(13%)
EXPENSES:
Cost of Products Sold	$3.9	26%	$4.3	27%	(10%)
Research & Development Expense	$3.6	25%	$4.3	27%	(16%)
Selling, General & Administrative Expense	$3.1	21%	$2.2	14%	40%
INTEREST INCOME	$0.3	2%	$0.3	2%	18%
NET INCOME	$3.2		$3.5		(8%)

Total Revenues. Total revenues decreased 6% to $14.8 million in the three months ended March 31, 2005 from $15.8 million in the three months ended March 31, 2004.

Net Sales. Net sales of products remained constant at $9.4 million for the three months ended March 31, 2005 and 2004. We had a 22% increase in our cardiology product sales offset by a 14% decrease in our orthopaedic product sales.

Cardiology biomaterial sales increased by 22% to $4.1 million from $3.3 million for the three months ended March 31, 2005 and 2004, respectively. This increase related to sales of the collagen plug component of the Angio-Seal product to St. Jude Medical, which increased $1.0 million, or 50% over the prior year comparable period, offset by a decrease in sales of the polymer anchor component of the Angio-Seal device, which decreased $432,000, or 37% over the prior year comparable period. Sales of the polymer anchor were expected to decrease year over year due to the transition of the manufacture of the absorbable polymer anchor from us to St. Jude Medical. Based on discussions with St. Jude Medical, we believe their current plans are for us to remain a secondary supplier of the future anchor requirements for the Angio-Seal device. We continue to supply the collagen component of the device under a three-year contract with St. Jude Medical, which currently expires in December 2005. The two companies are currently negotiating a renewal of the existing contract. Net sales for the three months ended March 31, 2005 and March 31, 2004 consisted almost entirely of biomaterials sales as the TriActiv System sales were less than 1% of total sales in both periods.

As mentioned, orthopaedic sales decreased 14% to $4.9 million in the three months ended March 31, 2005 from $5.7 million for the three months ended March 31, 2004. This decline was primarily the result of an $862,000 decrease in sales of sports medicine products to Arthrex. Sales to Arthrex were $3.4 million in the three months ended March 31, 2005, compared to $4.2 million in the same period a year earlier. This decrease was anticipated and, as previously disclosed by management, related primarily to inventory planning adjustments by Arthrex. Sales of our sports medicine products in the fourth quarter of fiscal 2005 are estimated to remain consistent with the third quarter but to steadily increase throughout the fiscal 2006. The year over year decrease in sales to Arthrex was partially offset by an increase of 11%, or $143,000, in sales of VITOSS FOAM bone graft substrate products to Orthovita totaling $1.4 million in the three months ended March 31, 2005 up from $1.2 million in the prior year period.

Research and Development Revenues. There were no research and development revenues in the three months ended March 31, 2005, compared to $135,000 of such revenues in the three months ended March 31, 2004. The revenues for the three months ended March 31, 2004 consisted of amounts generated under our NIST synthetic vascular graft grant. The NIST synthetic vascular graft grant concluded in September 2004.

Royalty Income. Royalty income decreased 13% to $5.4 million from $6.2 million in the three months ended March 31, 2005 and 2003, respectively. This decrease was due to a decline in our Angio-Seal royalties partially offset by the addition of the Orthovita royalty in March 2004.

St. Jude Medical Angio-Seal end-user sales increased 17%, to approximately $80 million during the three months ended March 31, 2005 compared to approximately $68 million during the three months ended March 31, 2004. In addition to the increase in the number of units St. Jude Medical sold, another reason for the increase in Angio-Seal sales was an increase in the average selling price for the Angio-Seal device which increased year over year, partially due to favorable currency exchange rates on sales in Europe. These increases were offset by the 33% contracted royalty rate decline from 9% to 6%, which occurred in April 2004. As a result, Angio Seal royalties decreased 21% from $6.2 million to $4.9 million in the third quarters of fiscal 2004 and 2005, respectively.

Partially offsetting the Angio-Seal royalty income decrease were royalties from Orthovita under the March 2003 manufacturing, development and supply agreement between our two companies. We receive a royalty on all Orthovita end-user sales of co-developed VITOSS FOAM products. The first royalty was earned in the third quarter of fiscal 2004 when Orthovita commercially launched the first co-developed products. Additionally, we acquired separate VITOSS proprietary rights from a third party inventor of the VITOSS technology. Under this agreement the Company receives an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VITOSS technology. The first payment was earned in the quarter ended September 30, 2004. (See Note 1 to the Condensed Consolidated Financial Statements - Patents and Proprietary Rights). Total royalty income from Orthovita under both agreements was approximately $572,000 for the third quarter of fiscal 2005.

Cost of Products Sold. Cost of products sold decreased 10% to $3.9 million in the three months ended March 31, 2005 from $4.3 million in the three months ended March 31, 2004. Gross margin on sales increased to 59% in the three months ended March 31, 2005 compared to 55% in the three months ended March 31, 2004. The increase in gross margin reflected manufacturing efficiencies gained as our biomaterials products mature. Our gross margins could potentially be reduced by initial margins on the TriActiv product line in the last quarter of fiscal 2005, our first quarter of commercial production for the U.S. market. The lower margins on TriActiv products will affect the first several quarters of production until the manufacturing processes mature and volumes grow. The effect should be minimal in our fourth quarter of fiscal 2005, as sales of the TriActiv product are not expected to increase significantly until the first quarter of fiscal 2006. We anticipate a 58% to 60% gross margin on sales for fiscal 2005, which is heavily dependent on the product mix of our sales.

Research and Development Expenses. Research and development expenses decreased 16% to $3.6 million in the three months ended March 31, 2005 compared to $4.3 million in the three months ended March 31, 2004. This decrease related primarily to research and development expenses on the TriActiv System, specifically for expenses of the PRIDE clinical trial which concluded in March 2004. The TriActiv System research and development expenses decreased $674,000, or 25%, to $2.0 million in the three months ended March 31, 2005 from $2.7 million in the three months ended March 31, 2004. TriActiv System clinical expenses decreased $963,000 in the third quarter 2005 compared to the comparable quarter of fiscal 2004. This decrease was offset by operational expenses related to testing performed on new generations of the TriActiv System which increased $107,000 in the three months ended March 31, 2005 from the three months ended March 31, 2004. In addition, there were increases in personnel costs, including restricted share and incentive compensation expense, of $145,000.

Biomaterials and other proprietary technologies spending remained consistent at $1.6 million for the three months ended March 31, 2005 and 2004. We expect research and development expenses to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 40% to $3.1 million in the three months ended March 31, 2005 from $2.2 million in the three months ended March 31, 2004. General and administrative expenses increased $410,000 to $1.5 million in the three months ended March 31, 2005 from $1.1 million in the three months ended March 31, 2004. The increase was primarily attributable to a $188,000 increase in legal and professional service fees, specifically audit and legal fees related to complying with the Sarbanes-Oxley Act of 2002, as well as restricted share expense for the board of directors. In addition, there was $130,000 of amortization expense on intellectual proprietary rights acquired in August 2004.

Sales and marketing expenses increased $469,000 to $1.6 million from $1.1 million in the three months ended March 31, 2005 and 2004, respectively. This increase was primarily the result of our U.S. expenses, which increased $473,000 to $980,000 in the three months ended March 31, 2005 from $507,000 in the three months ended March 31, 2004. Personnel and travel expenses increased $394,000 relating to the hiring of the TriActiv System direct sales force and clinical sales support staff. As of March 31, 2005, we had 9 sales representatives, 3 members of senior management and one clinical sales support person on the sales team. In addition, there was an increase of $111,000 in marketing expenses related to product training for the new sales team as well as marketing materials created for the launch of the TriActiv System.

The TriActiv System European sales and marketing costs remained relatively consistent during the three months ended March 31, 2004 and 2005. Expenses for the three months ended March 31, 2005 were $585,000 and expenses for the three months ended March 31, 2004 were $589,000. There was an increase in convention and marketing expenses, including product samples, of $98,000. These increases were offset by a decrease of $104,000 related to a clinical study to support reimbursement of the product in Europe. This study concluded in December 2004.

Net Interest Income. Interest income increased by 18% to $319,000 in the three months ended March 31, 2005 from $271,000 in the three months ended March 31, 2004. Although our cash and investments decreased by 14% in the three months ended March 31, 2005 over the comparable prior year period, the decrease was more than offset by an increase in interest rates. There was no interest expense in the three months ended March 31, 2005 compared to $15,000 in the three months ended March 31, 2004. As of September 30, 2004, all debt related to the THM Obligation was paid in full. No other debt obligations remain.

Other Income. Other non-operating income was $34,000 in the three months ended March 31, 2005 compared to a loss of $3,300 in the three months ended March 31, 2004. This increase relates to $33,784 of grant revenue recognized under our opportunity grant from the Commonwealth of Pennsylvania (See Liquidity and Capital Resources Section and Note 10).

Comparison of Nine months ended March 31, 2005 and 2004

The following table summarizes our operating results for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004.

	Nine months ended				Percent Change
($ millions)	March 31, 2005	% of Total Revenues	March 31, 2004	% of Total Revenues	Prior Period to Current Period
REVENUES:
Total Revenues	$45.1	100%	$41.9	100%	8%
Net Sales	$29.7	66%	$24.8	59%	20%
Research & Development Revenue	$0.3	1%	$0.5	1%	(45%)
Royalty Income	$15.2	33%	$16.7	40%	(9%)
EXPENSES:
Cost of Products Sold	$12.2	27%	$11.2	27%	9%
Research & Development Expense	$11.8	26%	$12.6	30%	(7%)
Selling, General & Administrative Expense	$8.4	19%	$6.3	15%	34%
INTEREST INCOME	$0.9	2%	$0.9	2%	10%
NET INCOME	$9.6		$8.8		10%

Revenues. Revenues increased 8% to $45.1 million in the nine months ended March 31, 2005 from $41.9 million in the nine months ended March 31, 2004.

Net Sales. Net sales of products increased 20%, to $29.7 million from $24.8 million for the nine months ended March 31, 2005 and 2004, respectively. These increases were attributable to increased sales of both our orthopaedic and cardiology products.

Cardiology biomaterial sales increased 24% to $11.9 million from $9.6 million for the nine months ended March 31, 2005 and 2004. This increase related to sales of the collagen plug component of the Angio-Seal product to St. Jude Medical, which increased $2.6 million, or 39% over the prior year comparable period offset by a decrease in sales of the polymer anchor component of the Angio-Seal device, which decreased $534,000, or 18% over the prior year comparable period. This decrease related to the transition of the manufacture of the absorbable polymer anchor from us to St. Jude Medical.

Orthopaedic sales increased 16% to $16.5 million from $14.2 million for the nine months ended March 31, 2005 and 2004, respectively. This increase was the result of sales of VITOSS FOAM bone graft substitute products to Orthovita totaling $4.8 million. This $4.8 million increase was offset by a $2.2 million decrease in sales of sports medicine products to Arthrex to $9.4 million from $11.6 million in the same period of the prior year. This decrease was anticipated and, as discussed above, related primarily to inventory planning adjustments by Arthrex. Sales levels of our sports medicine products in the fourth quarter of fiscal 2005 are estimated to remain relatively consistent with the levels experienced in the third quarter of fiscal 2005. Net sales for the nine months ended March 31, 2005 and March 31, 2004 consisted almost entirely of biomaterials sales, as TriActiv System sales were less than 1% of total sales in both periods.

Research and Development Revenues. Research and development revenues decreased 45% to $253,000 from $462,000 for the nine months ended March 31, 2005 and 2004, respectively. The revenues for the nine months ended March 31, 2005 consisted of amounts generated under our NIST vascular graft grant. In the comparable prior year period, revenues were generated under the NIST vascular graft grant ($408,000) and the NIH breast cancer drug delivery grant ($54,000). The decrease from the prior year period reflects the completion of the two grants, the NIST vascular grant, which concluded during the first half of fiscal 2005 and the NIH Breast Cancer Drug Delivery grant which concluded in the first half of fiscal 2004. The NIST vascular graft grant concluded in September 2004 and resulted in a decrease of $155,000 from the comparable period in the prior year. The NIH breast cancer drug delivery grant concluded in October 2003 and resulted in a $54,000 decrease from the comparable period in the prior year.

The following table summarizes the research and development revenue for the nine months ended March 31, 2005 compared to March 31, 2004:

Grant	Nine months ended March 31, 2005	Nine months ended March 31, 2004	Percentage Change from FY 04 to FY 05
NIST Vascular Graft	$253,292	$408,285	(38%)
NIH Breast Cancer Drug Delivery	$0	$53,923	(100%)
Total R&D Revenue	$253,292	$462,208	(45%)

Royalty Income. Royalty income decreased 9% to $15.2 million from $16.7 million in the nine months ended March 31, 2005 and 2004, respectively. This decrease was due to a decline in our Angio-Seal royalties offset by the addition of the Orthovita royalty in March 2004.

Angio-Seal end-user sale unit sales increased 22%, to approximately $223 million during the nine months ended March 31, 2005 compared to approximately $183 million sold during the nine months ended March 31, 2004. In addition to the increase in the number of units St. Jude Medical sold, another reason for the increase in Angio-Seal sales was an increase in the average selling price for the Angio-Seal device, which increased year over year, partially due to favorable currency exchange rates on sales in Europe. These increases were offset by the 33% contracted royalty rate decline from 9% to 6%, which occurred in April 2004. As a result, Angio Seal royalties decreased 19% from $16.6 million to $13.5 million in the nine months ended March 31, 2004 and 2005, respectively.

Partially offsetting the Angio-Seal royalty income decrease were royalties from Orthovita under the March 2003 manufacturing, development and supply agreement between our two companies and the acquisition of the separate VITOSS proprietary rights from a third party inventor of the VITOSS technology, both of which are discussed above. See Note 1 to the Condensed Consolidated Financial Statements - Patents and Proprietary Rights. Total royalty income from Orthovita was approximately $1.7 million for the nine months ended March 31, 2005.

Cost of Products Sold. Cost of products sold increased 9% from $11.2 million in the nine months ended March 31, 2004 to $12.2 million in the nine months ended March 31, 2005. While overall cost of products sold increased, gross margin also increased to 59% from 55%. This increase reflected a favorable product mix of our biomaterials products in addition to manufacturing efficiencies on mature products, resulting in a decrease in per unit costs.

Research and Development Expenses. Research and development expenses decreased 7% to $11.8 million in the nine months ended March 31, 2005 from $12.6 million in the nine months ended March 31, 2004. This decrease related primarily to research and development expenses related to the TriActiv System which decreased $1.3 million, or 16%, to $6.7 million in the nine months ended March 31, 2005 compared to $8.0 million in the nine months ended March 31, 2004. The decrease was mainly attributable to a decrease of $2.7 million in clinical trial expenses due to the conclusion of the PRIDE clinical trial in March 2004. This decrease was largely offset by increases in personnel costs, including travel expenses, restricted share and incentive compensation expense ($998,000), facility costs ($165,000) and legal and consulting expenses ($178,000) all in support of the continued development on both the current TriActiv System as well as future applications of the device, including the TriActiv FX System.

We also continued our development efforts on our biomaterials products, including our work on cartilage regeneration and our synthetic vascular graft. Biomaterials-related spending increased $442,000, or 10%, to $5.0 million in the nine months ended March 31, 2005 from $4.6 million in the nine months ended March 31, 2004 related primarily to increases in personnel costs totaling $298,000 and operational expenses totaling $196,000 to support our continued development of potential new products and processes for our current and prospective customers. These increases were offset by decreases in depreciation expense ($109,000) on equipment used for the NIST vascular graft grant and the NIH breast cancer drug delivery grants. According to the requirements of the grant, this equipment must be fully depreciated by the time the grants conclude. As discussed above, the NIST vascular graft grant concluded in September 2004 and the NIH breast cancer drug delivery grant concluded in October 2003. We still maintain possession of this equipment and it is being used for further research in both of these technologies.

Selling, General and Administrative. Selling, general and administrative expense increased 34%, or $2.1 million, to $8.4 million in the nine months ended March 31, 2005 from $6.3 million in the nine months ended March 31, 2004. This increase was primarily the result of general and administrative expenses, which increased 48% to $4.7 million in the nine months ended March 31, 2005 from $3.2 million in the nine months ended March 31, 2004. This was attributable to a $605,000 increase in personnel costs, including restricted stock and incentive compensation expense, as well as a $246,000 increase in professional services and public company expenses, which include D&O insurance, board of director costs and SEC filing fees. Personnel expense has increased due to the expensing of restricted shares, increased cash incentive plans to offset reduced stock option awards and expenses related to the implementation of our new ERP system. Professional service fees and public company expenses increased as a result of new SEC and governmental regulations, primarily Sarbanes-Oxley. In addition, collection of $101,000 that had been specifically reserved in our allowance for doubtful accounts during the period ended March 31, 2004 versus the current period bad debt expenses of $82,000, resulted in a $183,000 increase from the prior year comparable period. Additionally, there was a $347,000 expense in the first nine months of fiscal 2005 related to the amortization of intellectual proprietary rights acquired in August 2004. The entire cost of these proprietary rights is being amortized over a 60-month period, the estimated period of economic benefit (See Note 1 - Patents and Proprietary Rights).

Sales and marketing expenses increased 19%, or $583,000, to $3.6 million in the nine months ended March 31, 2005 from $3.0 million in the nine months ended March 31, 2004. This increase was primarily the result of our U.S. commercial launch efforts for the TriActiv System. Personnel and travel expenses for the U.S. sales and marketing department increased $411,000 relating to the expenses of the TriActiv direct sales force. As of March 31, 2005, we had 9 sales representatives, 3 members of senior management, and one clinical sales support member hired for our sales team. Travel costs increased due to training conducted for the new sales team as well as post-launch travel to prospective customers/hospitals. In addition, there was an increase of $133,000 in marketing expenses related to pre-launch activities such as product training for the new sales team and the creation of marketing materials.

The TriActiv System European sales and marketing costs increased 3%, or $61,000. This increase was due partially to an expense related to currency translation. The exchange rate of the euro to the dollar increased on average 7% from the nine months ended March 31, 2004 to the nine months ended March 31, 2005. This equates to approximately a $123,000 increase in expenses related specifically to the change in the currency rate. In addition to the effect of currency translation (and excluding such effect from each of the following items), personnel and convention expenses increased approximately $106,000, marketing expenses such as product samples and advertising increased by $63,000 and office costs increased by $25,000. These increases were offset by a decrease, again excluding the effect of translation, of $239,000 related to a clinical study to support reimbursement of the product in Europe. This study concluded in December 2004.

Net Interest Income. Interest income increased to $933,000 in the nine months ended March 31, 2005 from $852,000 in the nine months ended March 31, 2004. Although our cash and investment balances decreased by 15% over the comparable prior year period, this decrease was more than offset by higher interest rates. Interest expense decreased 92% to $4,600 in the nine months ended March 31, 2005 from $56,000 in the nine months ended March 31, 2004. This decrease was directly related to debt on the THM Obligation, which was paid in full as of September 30, 2004.

Other Income. Other non-operating income was $66,000 in the nine months ended March 31, 2005 compared to $2,300 in the nine months ended March 31, 2004. This increase related to gain on disposal of assets totaling $32,000 and $33,784 of revenue recognized from a $500,000 opportunity grant we received from the Commonwealth of Pennsylvania Governor’s Action Team. (See Liquidity and Capital Resources Section and Note 10.)

Liquidity and Capital Resources

Our cash, cash equivalents and investments were $46.5 million at March 31, 2005, a decrease of $14.6 million from our balance of $61.1 million at June 30, 2004, the end of our prior fiscal year. In addition, our working capital was $63.3 million at March 31, 2005, a decrease of $9.4 million from our working capital of $72.7 million at June 30, 2004.

Operating Activities
Net cash provided by our operating activities was $9.2 million in the nine months ended March 31, 2005. For the nine months ended March 31, 2005, we had net income of $9.6 million, a tax benefit from the exercise of stock options of $405,000, non-cash employee stock-based compensation of $508,000, and non-cash depreciation and amortization of $4.1 million. Cash used as a result of changes in asset and liability balances was $5.5 million. The decrease in cash related to the change in assets and liabilities was primarily due to an increase in accounts receivable ($4.0 million), inventory ($1.4 million) and prepaids and other assets ($1.2 million) and a decrease in accounts payable and accrued expenses ($779,000). This was partially offset by an increase in non-current deferred revenue ($385,000) and a decrease in the deferred tax asset and an increase in the non-current deferred tax liability, which provided cash of $876,000 and $677,000, respectively.

The increase in accounts receivable related primarily to a late payment by one of our largest customers, which we received in early April, as well as the increased sales volume during the last few weeks of the third quarter of fiscal 2005 as compared to the same period of fiscal 2004. The increase in inventory related to the build up of TriActiv component parts in preparation of our commercial launch, an increase in our inventory of Orthovita components as well as a small increase in our polymer raw material costs in anticipation of our next quarter sales. The increase in prepaids and other assets related to an increase in prepaid insurance ($295,000), deposits on equipment ($858,000) and our general prepaid balance for various company expenses, including but not limited to, maintenance contracts, future exhibition expenses, and dues and subscriptions ($87,000). The increase in accounts payable and accrued expenses related to an increase in our trade accounts payable specifically for purchases related to our new building and our business expansion This increase was offset by federal tax payments made during fiscal 2005. The increase in deferred revenue related to the opportunity grant received from the Department of Economic Development of the Commonwealth of Pennsylvania (see below). The decrease in the deferred tax asset and increase in the non-current tax liability was primarily due to the utilization of our deferred tax asset and the recording of a future year tax liability.

Opportunity Grant
In November 2004, the Company was awarded a $500,000 opportunity grant from the Department of Community and Economic Development of the Commonwealth of Pennsylvania. This grant was awarded to the Company for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant is conditioned upon meeting the following: (1) the Company will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company will operate at its new facility for a minimum of 5 years. The Company received the cash payment of $500,000 in its third fiscal quarter 2005. Revenue will be recognized as earned over the longest period contained within the grant commitment terms (five years from the date of occupancy of the Company’s new facility). This date of satisfaction of the last grant commitment is expected to be in December 2010, assuming the current expectation for a transition to the new facility in January 2006. As of March 31, 2005 approximately $34,000 of revenue was recognized related to this grant as a component of Other Income.

Investing Activities
Cash used in investing activities was $14.0 million for the nine-month period ended March 31, 2005. This was the result of purchase and redemption activity within our investment portfolio and capital spending related to the construction of our new facility (see below) and ongoing expansion of our manufacturing capabilities. In addition, we spent $2.6 million for the acquisition of the intellectual property rights of an inventor of the VITOSS technology and $250,000 for the acquisition of patents and proprietary rights complimentary to our biomaterials platform. (See Note 1 to the Condensed Consolidated Financial Statements - Patents and Proprietary Rights).

During the period, investments of $22.3 million either matured, were sold or were called. We subsequently purchased new investments with these proceeds for total investment purchases of $19.5 million, providing net cash through investment activity of $2.8 million. See Note 1 to the condensed consolidated financial statements included in this quarterly report for a description of our available-for sale securities.

We have a $25.0 million capital spending plan for fiscal 2005, of which up to $20 million was authorized for our new facility (see discussion below) by the end of our fiscal 2005, and the remainder will be expended to continue to expand our research and development and manufacturing capabilities and upgrade our Management Information Systems (MIS) technology infrastructure. Of this total plan, we have spent $13.9 million during the nine months ended March 31, 2005 of which $4.7 million related to ongoing operations of the Company. The remaining $9.2 million was for the purchase of land and construction of our new facility.

New Facility
Our new facility will be located in the general vicinity of our existing facility. Long term, the proposed building site will be able to accommodate a 220,000 square foot facility and thus provide for our future growth and continued expansion. Our construction plan has three phases. Phase one is the construction of a 160,000 square foot building shell and the fit-out of 90,000 square feet of space for our manufacturing and quality assurance operations. Phase one which began in the first fiscal quarter of 2005 is expected to be completed early in our third quarter of fiscal 2006 and have a total estimated cost of $35 million, including the land purchase. Phase two will complete the interior fit-out of the 160,000 square feet and is anticipated to be complete within four months of phase one, or in the fourth quarter of fiscal 2006. The second phase would allow the complete transition of all our personnel and operations to the new facility, with the exception of our model shop. Phase three would bring the building to 198,000 square feet, both shell and fit-out, and allow us to bring the entire organization into the new facility and is expected to be complete by the end of fiscal 2006. We are currently obtaining construction bids for the phase two and three portions of the facility project. Our current plan is to finance the construction of this building from current available cash on hand or liquid investments.

Management has formalized its plans for transition to the new facility and is in the process of evaluating the impact of such transition on the results of operations for the remainder of fiscal 2005 and through fiscal 2006. We anticipate an acceleration of depreciation on the leasehold improvements in our current leased facility, which we will abandon when we transition to the new facility. This acceleration would begin in our fourth fiscal quarter of 2005 and continue, in some cases, through the end of fiscal 2006, the final phase of transition. The carrying value of all leasehold improvements is approximately $4.3 million at March 31, 2005. In addition to the accelerated depreciation, we are developing estimates of our moving costs, many of which will be capitalized in conjunction with getting our machinery and equipment into its new locations and into operable condition.

Financing Activities
Cash used in financing activities was $6.3 million for the nine-month period ended March 31, 2005. This was the result of repayments of long-term debt ($219,000) and stock repurchases ($6.9 million) offset by proceeds from the exercise of stock options. The exercise of stock options provided cash of $782,000 for the nine months ended March 31, 2005. We believe that option exercises are likely to continue through fiscal 2005 due to the current market price of our common stock compared to the average exercise price of outstanding options.

Debt
On September 1, 2000, we incurred an obligation in the amount of $4.5 million in conjunction with the acquisition of THM Biomedical, Inc. The obligation was due in equal quarterly installments. In September 2004 the entire obligation was paid in full. No debt remained on our balance sheet as of March 31, 2005.

Stock Repurchase Program
On August 17, 2004, we announced that our Board of Directors had reinstated a program to repurchase issued and outstanding shares of Common Stock over six months from the date of the board reinstatement. The reinstated plan called for the repurchase of up to 259,000 shares, the balance under the original plan approved in October 2003. In the nine months ended March 31, 2005, we repurchased and retired 199,867 shares of common stock under the reinstated program at a cost of approximately $5.1 million, or an average market price of $25.72 per share. This program expired in February 2005.

On March 16, 2005, we announced a new stock repurchase program under which our Board of Directors authorized the repurchase of up to 400,000 shares of our issued and outstanding Common Stock through September 30, 2005. As with the first stock repurchase program, we plan to continue to repurchase our shares for cash, from time to time in the open market, through block trades or otherwise. The repurchase program does not require us to purchase any specific dollar value or number of shares. Any further purchases under the program will depend on market conditions and may be commenced or suspended at any time or from time to time without prior notice. As of March 31, 2005 we had repurchased and retired 64,133 shares of common stock under this new program at a cost of approximately $1.7 million, or an average market price of $27.00 per share. We financed this repurchase using our available cash. At March 31, 2005, there were 335,867 shares remaining for repurchase under this program.

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

General
We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv System and our biomaterials products. We will continue the construction of our new facility to support the continued growth of our biomaterials business and the commercialization of the TriActiv System. We are marketing and selling the TriActiv System in the U.S. through a direct sales force which was comprised of 9 sales people, 3 management team members and 3 clinical sales support personnel as of the end of our third fiscal quarter. Our sales and marketing expenses are expected to increase $2.0 million to $2.5 million, including personnel and marketing expenses related to our TriActiv launch, in fiscal 2005 over fiscal 2004. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. We also believe our cash and investment balances will be sufficient on a longer term basis, however, that will depend on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development and costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities, including our new facility; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

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

Our estimate of the time periods for which our cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth below under the caption “Risks Related to our Business” below.

Risks Related to Our Business

There are many risk factors that could adversely affect our business, operating results, financial condition and prospects, and/or the market price of our common stock. These risk factors, most of which have been described in detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 as well as our Form 10-Q for the quarter December 31, 2004, under “Risk Factors,” include but are not limited to:

•	our ability to successfully commercialize the TriActiv System in the U.S. through a direct sales force;
•	our ability to successfully commercialize the TriActiv System in the European Union;
•	the completion of additional clinical trials in both the U.S. and Europe to support regulatory approval of future generations of the TriActiv device;
•	our ability to scale up the manufacturing of TriActiv devices to accommodate the respective sales volume;

•	our ability to obtain any additional required funding for future development and marketing of the TriActiv, as well as our biomaterials products;
•	our reliance on a majority of our sales revenues from only three customers;
•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;
•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;
•	our dependence on the continued growth and success of our biomaterials products and customers;
•	our dependence on our biomaterials customers for planning their inventories, marketing and obtaining regulatory approval for their products;
•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;
•	the acceptance of our products by the medical community;
•	our dependence on key customers, vendors and personnel;
•	the use of hazardous materials, which could expose us to future environmental liabilities;
•	the international market risks that can harm future international sales of our products;
•	our ability to expand our management systems and controls to support anticipated growth;
•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;
•	our ability to transition to our new manufacturing facility in order to meet our customers’ requirements;
•	risks related to our intellectual property, including patent and proprietary rights and trademarks; and
•
risks related to our industry, including potential for litigation, product liability claims, ability to obtain reimbursement for our products and our products’ exposure to extensive government regulation;

•	adherence and compliance with corporate governance laws, regulations and other obligations affecting our business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," “plan” and similar expressions, as they relate to Kensey Nash, our business or our management, are intended to identify forward-looking statements, but they are not exclusive means of identifying them.

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include, among other things:

•	general economic and business conditions, both nationally and in our markets;

•	the impact of competition;

•	anticipated trends in our business;

•	existing and future regulations affecting our business;

•	strategic alliances and acquisition opportunities; and

•	other risk factors set forth under “Risks Related to our Business” above.

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

Our investment portfolio consists primarily of high quality U.S. government, municipal and corporate securities with maturities ranging primarily from 1 to 5 years, with one security having a maturity of 11 years. Also, the portfolio includes certain municipal variable rate demand obligations that have maturities ranging from 5 to 31 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy, which provides guidance on the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At March 31, 2005, our total portfolio consisted of approximately $43.0 million of investments. While our investments may be sold at anytime because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was not any change in the our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our repurchases of our equity securities during January, February, and March 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under Open Programs
January 1-31, 2005	—	$—	—	—
February 1-28, 2005	—	—	—	—
March 1-31, 2005	64,133	27.00	64,133	335,867
Total	64,133	$27.00	64,133	335,867

On March 16, 2005, we announced another stock repurchase program under which an additional 400,000 shares of our issued and outstanding shares of Common Stock were approved by the Board of Directors for repurchase through September 30, 2005. Under the plan, 335,867 shares are still available for repurchase.

Our reinstated repurchase program, which was announced in August 2004 expired in February 2005. The reinstated plan called for the repurchase of up to 259,000 shares, the balance under the original plan approved in October 2003. As of February 2005, we repurchased and retired 199,867 shares of common stock under the reinstated program at a cost of approximately $5.1 million, or an average market price of $25.72 per share.

Item 6. Exhibits.

10.1	Amendment to the Development and Distribution Agreement dated February 28, 2005 between Kensey Nash Corporation and Orthovita, Inc..

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: May 10, 2005	By:	/s/ Wendy F. DiCicco, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer (Principal Financial and Accounting Officer)