Form 10-K
period 2005-06-30
KENSEY NASH CORP
filed 2005-09-13
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (610) 524-0188

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 6, 2005 was $347,014,282, based on the closing price per share of Common Stock of $30.24 as of such date reported by the NASDAQ National Market. Shares of the registrant’s Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of September 6, 2005 was 11,475,340.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, in connection with the registrant’s 2005 Annual Meeting of Stockholders scheduled to be held on December 7, 2005.

PART I

ITEM 1. BUSINESS

This discussion below contains forward-looking statements relating to future events and our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those indicated in any forward-looking statements, including those set forth in “Risk Factors” in this Annual Report on Form 10-K. See “Forward-Looking Statements”.

Overview

Kensey Nash Corporation is a leading medical technology company providing innovative solutions and technologies for a wide range of medical procedures. We have expanded well beyond our beginnings in vascular puncture closure and today provide an extensive range of products into multiple medical markets, primarily in the cardiovascular, sports medicine and spine markets. As the inventor of the Angio-Seal™ Vascular Closure Device (Angio-Seal), a device designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations, we were the first company to place an absorbable biomaterial device into the human vascular system. As pioneers in this field of absorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. Our most recent advance into the cardiovascular market is the TriActiv® Embolic Protection System (the TriActiv System), a device designed to prevent microparticulate (very small particles of debris) from traveling downstream during the treatment of diseased coronary saphenous vein bypass grafts. We have created a new endovascular division responsible for the direct sales and marketing of the TriActiv System in the U.S. We are developing additional applications of the TriActiv technology, including devices with and without embolic protection, as part of our direct marketing strategy. We believe our direct strategy in the endovascular markets will allow us to maximize our return on our TriActiv technology.

We have expanded from an Angio-Seal derived revenue base of $3.0 million in the year of our initial public offering (IPO) (fiscal year ended June 30, 1996) to $61.4 million in total revenue in the fiscal year ended June 30, 2005 (fiscal 2005), diversified across three primary markets (shown below). This increase in revenue represents a compound annual growth rate (CAGR) of 40% and has been driven by our commitment to research and development of new solutions to existing and evolving medical problems. The following chart details our total revenues of $61.4 million for fiscal 2005 by market. Total revenues include net sales, research and development revenue and royalty income.

Our initial success was with the Angio-Seal, which we invented and developed and subsequently licensed. St. Jude Medical, Inc. (St. Jude Medical) acquired the worldwide license to the Angio-Seal device in March of 1999. St. Jude Medical has the worldwide exclusive rights for the development, manufacturing and sales and marketing of the Angio-Seal. The Angio-Seal was commercialized in the U.S. in 1996 and is currently the leading product in the vascular closure device market with end-user product sales by St. Jude Medical of $304 million in our fiscal 2005, up 21% from $251 million in fiscal 2004. The vascular puncture closure market is estimated to have a potential $1 billion annual worldwide market with current penetration of approximately 45% to 50%. We receive a 6% royalty on all end-user Angio-Seal sales. In addition, we exclusively manufacture one of the key absorbable components of the Angio-Seal, the collagen plug and also manufacture a minimum of 30% of the polymer anchors, for St. Jude Medical under a new supply agreement that expires in 2010. The royalty decreased to 6% from 9%, as specified in the license agreement, in April 2004 upon the achievement of four million cumulative Angio-Seal units sold. Royalties and the sales of components contributed $18.5 million and $15.8 million of our total royalty income and net sales lines, respectively, for fiscal 2005, or a total of $34.3 million of our total revenues. Our Angio-Seal licensing agreement with St. Jude Medical continues for the life of our most recently issued Angio-Seal applicable patent, which was issued in July 2000 with an expiration date in 2017. While cardiovascular disease treatment market trends and techniques may change over the next several years, including the further development and commercialization of non-invasive diagnostic imaging techniques, we believe the current methodology for diagnostic cardiovascular catheterizations will remain the standard of care for the near and mid-term. In addition, we believe the penetration of vascular closure devices in conjunction with cardiovascular catheterizations will continue to grow and the Angio-Seal will continue to play a dominant role in the vascular closure market resulting in continued growth of our Angio-Seal related revenues.

We have leveraged our knowledge gained during the development process of the absorbable biomaterials components of the Angio-Seal, the anchor and the collagen plug, as a springboard into the application of absorbable biomaterials into multiple medical markets. Our extensive experience and knowledge with these biomaterials has enabled us to become experts in the design, development, manufacture and processing of proprietary biomaterials products. We have since applied this expertise in to the fields of orthopaedics (including sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. We have several strategic partnerships and alliances through which our biomaterials products are developed and marketed. We intend to continue to leverage our proprietary knowledge and expertise in each of these markets to develop new products and technologies and to explore additional applications for our existing products. Sales of our biomaterials products in fiscal 2005 were $39.9 million (including sales of the Angio-Seal components), an increase of 10% over the prior year. We expect continued growth in sales of biomaterials products in fiscal 2006 as sales of our sports medicine product lines return to growth and cardiovascular product sales, primarily Angio-Seal components, continue on an upward ramp.

We have also developed the TriActiv® Embolic Protection System, a device designed to provide embolic protection during the treatment of diseased vessels, with an initial application in diseased coronary saphenous vein grafts (SVG) (the use of the Saphenous vein, a vein in the leg, as a bypass to a native coronary artery). This saphenous vein graft market opportunity is currently estimated at $100—$200 million annually. The TriActiv device is a balloon embolic protection device in a market addressed by both balloon and filter devices. While both approaches have pros and cons, we believe the unique design of the TriActiv device as a system offering three key features- an embolic protection balloon, a flush catheter and an active, controlled extraction system- offers the most complete and effective solution for embolic protection. The original TriActiv System was commercially launched in Europe in May 2002 using a direct sales force in Germany and distributors throughout the rest of Europe. In the United States the TriActiv device was launched in April 2005, following March 2005 receipt of FDA clearance, through our newly created endovascular direct sales force. Our sales team in the U.S. currently includes 12 sales representatives strategically located throughout the U.S. The TriActiv FX, is a next generation version of the original device that primarily enhances ease-of-use and was launched in Europe in April 2005 and is in a clinical trial in the U.S. We anticipate enrollment in this U.S. clinical trial, the ASPIRE study, will be complete by December 2005 with a U.S. commercial launch of the FX device during our fourth fiscal quarter of fiscal 2006. We cannot make any assurances as to the successful completion of this trial or regulatory approval for the TriActiv FX System or for future applications in the U.S. or in Europe.

It is anticipated that future generations of the TriActiv platform, currently in development, will be designed to address additional markets. These future applications will potentially include the treatment of diseased carotid arteries, lower extremities, and native coronary arteries as well as acute myocardial infarction (AMI) (a heart attack) and the removal of thrombus (fresh clot material in an artery). Industry estimates indicate that the addition of these applications broadens the potential market for the TriActiv platform to $500 million to $1 billion. As we have little experience with our new direct sales and marketing efforts on the TriActiv System, it is difficult to forecast sales for fiscal 2006 and beyond. However, we believe the TriActiv System may have distinct competitive advantages over the existing balloon and filter embolic protection devices currently in the market.

As a result of the growth of all of the above detailed product lines as well as our plans for the future growth of such product lines and new additions to our portfolio, we believed our current leased facilities would not support the near and long-term facility requirements for manufacturing and continued development. We started the construction of a new facility in Exton, Pennsylvania in August 2004 and expect the completion of construction and complete transition of our entire operation by June 30, 2006. The new facility will incorporate a 198,000 square foot shell and 175,000 square feet of interior fit-out and will be completed in three phases, beginning in December 2005, through the end of fiscal 2006. We will be abandoning all leasehold improvements at our existing facilities at the time of transition and have estimated the total charge related to such abandonment to be $4.9 million. We began recording this charge as an acceleration of deprecation on the related assets on May 1, 2005, upon finalization of our transition plan, and will record the remainder of the total charge through June 30, 2006. In addition, we anticipate moving costs of approximately $400,000 during fiscal 2006 related to the transition.

Biomaterials

Biomaterials – Market Overview

Biomaterials, which are substances that treat, augment, or replace tissue, organs or body functions, are used regularly as components and elements in a wide variety of absorbable and permanent implants. Advances in materials technology and a better understanding of the biological processes involved in tissue formation and remodeling have led to the rapid introduction of absorbable biomaterials-based products to address long-standing deficiencies of traditional products and therapies. This trend has been observed in many markets, including orthopaedic, general, urological, cosmetic, and dental surgeries and generally in increased opportunities for drug and biologics delivery. Generally, absorbable biomaterials-based products have proven attractive solutions for a number of reasons. First, physicians prefer to have natural tissue instead of artificial tissue when healing is completed. Absorbable biomaterials offer this possibility. Second, in certain reparative procedures, physicians generally prefer to use an implant that will not require a second surgery to remove the device. Third, the rate of absorption of products can be carefully engineered to promote healing as the biomaterials-based products work with and assist the body’s natural healing response. Additionally, absorbable biomaterials offer potential for drug delivery specific to the clinical situation. The ability to provide staged and sustained release of drugs and biologics offers significant potential for growth in the use of absorbable biomaterials-based products.

Our Biomaterials Business, Technology and Products

We have grown our biomaterials business from just $247,000 in fiscal 1996 (the year of our IPO) to $39.9 million in fiscal 2005, representing 76% CAGR. Not only have we grown the business in terms of revenue generated, we have diversified our products across multiple markets from a base consisting entirely of cardiology products in fiscal 1996. The chart below shows our biomaterials sales of $39.9 million by market for fiscal 2005:

Biomaterials continue to be a source of new emerging technologies for our company. Alongside our Angio-Seal and TriActiv platforms, we have built a solid reputation and significant market presence in the development of biomaterials based medical implants. The technological challenges involved in developing biomaterials products are substantial. Developing products made from absorbable biomaterials, such as polymers, collagen, polysaccharides and ceramics, requires an understanding of mechanical integrity, biocompatibility and absorption rates, as well as the ability to sterilize these products without jeopardizing their material properties. Our expertise in biomaterials enables us to design, develop and manufacture proprietary biomaterials products to achieve the desired clinical outcomes. These products are characterized by their ability to be absorbed or incorporated in the body’s own tissue. Our particular expertise is in the properties, usage and processing of polymers, collagen, ceramics and other absorbable materials. We believe that our diverse platforms in, and significant experience with, biomaterials technology give us a competitive advantage because many participants in the market specialize in only non-absorbable biomaterials, only one absorbable biomaterial or have far less breadth of experience in biomaterials. Our background with multiple materials enables us to provide essential biomaterials building blocks across multiple biomaterials platforms to address specific product needs in a wide variety of markets.

•	Polymers. We were pioneers in the design, development and manufacture of absorbable polymer products. We use many different types of polymers, in combination or as single entities, to achieve the desired properties in a particular product. We have developed several unique polymer-based materials, products and processes, which have a variety of applications in implantable absorbable medical devices. We offer our customers and partners a complete solution, including product design and engineering, tool design, process development, commercial manufacture and packaging configuration.

Our polymer technology platform includes a porous tissue matrix (PTM) technology which allows us to create porous implants which support cell growth, tissue regeneration and the delivery of biologics, growth factors and drugs. The implants are designed to facilitate wound healing in both bone and soft tissue and are bioabsorbable at controlled rates for specific functions and tissues. We have a series of products and development programs underway utilizing intellectual property related to our porous biodegradable regeneration matrices. Specifically, we are researching applications for articular cartilage regeneration, spinal disc repair, spinal fusion, vascular grafts, and bone growth scaffolds for spinal and trauma indications. Many of these programs as well as specific programs incorporate the delivery of drugs and growth factors.

•	Collagen and Other Naturally-Occurring Materials. We design, develop and manufacture products using naturally-occurring materials such as collagen, elastin, hyaluronic acid and alginate, which have applications in a wide variety of absorbable medical devices. We have significant experience and expertise in processing collagen into diverse product formulations, including powders, gels, pastes, sponges and structural matrices. We combine collagen and other naturally occurring materials using our proprietary processes, thereby creating new materials with unique characteristics and diverse product applications.

•	Ceramics Products. We have significant experience using various ceramic materials, primarily with calcium salts such as hydroxyapatite, Beta Tri-Calcium Phosphate, DiCalcium Phosphate and others. These materials naturally help to replicate bone structure and support new bone growth as part of osteoconductive implants (implants which promote bone regrowth) through the cells natural affinity for calcium based materials, one of the major components of bone. Ceramics are also useful for enhancing the material properties of products, such as strength, when used in combination with other biomaterials. We have expertise in the compounding of ceramic materials with various absorbable polymers to enhance strength characteristics, primarily for orthopaedic applications. We are currently working with select orthopaedic customers to incorporate various bio-active ceramics into their existing products or to develop new products and properties. In addition, we are independently developing blended materials, using ceramics in combination with other biomaterials such as collagen, for applications in filling of bone defects and fracture repair and spinal fusion.

We participate in the biomaterials market in several ways:

•	We manufacture biomaterials products as raw materials for our customers who incorporate them into their products;

•	We manufacture complete products incorporating our biomaterials and provide the finished products to our customers for distribution;

•	We provide our customers with a variety of proprietary products ranging from components to final packaged products, which are then marketed and sold to end users;

•	We independently design and develop biomaterials based products that may more effectively solve clinical problems and offer strategic market advantage for our customers; and

•	We design and develop potential enhancements to our customers’ products.

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

We have established several strategic partnerships with companies selling biomaterials based products. We act as a strategic partner and are often the exclusive supplier of certain biomaterials technology to our customers. Our largest biomaterials customers include St. Jude Medical, to whom we supply Angio-Seal components, Arthrex, Inc. (Arthrex), to whom we supply a broad range of sports medicine products, and Orthovita, Inc. (Orthovita), to whom we supply bone healing and repair products for use in repair of the spine, osteoporotic fractures and trauma injuries. We also supply biomaterials products and development expertise to multiple other leading orthopaedic companies.

We continue to independently develop new proprietary products, to pursue other strategic partnerships in multiple fields of use, including spine and sports medicine, cardiology, wound repair, aesthetics and drug delivery, among others. We also continue to work with both leading and emerging companies to commercialize biomaterials-based technology to maximize our return on our increased investment in these products. As we continue to increase our investment in the development of new biomaterials and products, we believe we will be able to increase our margins on commercialized products through efficiencies using our biomaterials technology.

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

Orthopaedic applications of biomaterials include repair, regeneration or augmentation of musculoskeletal tissues, including bone, cartilage, ligaments, spinal discs and tendons. Companies in this market often look to third parties to develop and manufacture their product concepts into marketable products as their traditional expertise is in metallic devices. Our capabilities and expertise have enabled us to develop relationships with several major orthopaedic companies, to which we provide our biomaterials products. The orthopaedic portion of our biomaterials business represented 53% of our total biomaterials sales for fiscal 2005. Applications in the orthopaedic market for our biomaterials products include sports medicine, spinal fusion, intervertebral disc repair (repair of the discs between the bones of the spine) and trauma fixation. Many of our biomaterials products manufactured from absorbable materials are designed to replace metallic devices used in the fixation and repair of musculoskeletal tissues. Use of absorbable biomaterials eliminates the need for a second surgery, which is frequently necessary to remove non-absorbable metallic implants like bone screws, plates and pins. This benefit provides our customers with a cost-effective alternative to traditional non-absorbable based products.

Sports Medicine. Sports medicine is a broad area of healthcare that includes medical management and treatment of injury in persons engaged in sports and exercise. Sports injuries, once most commonly associated with professional athletes, are becoming commonplace in our increasingly active population. This trend, in conjunction with an increasingly active and growing elderly population and increasing patient demand for continued athletic performance, is driving the discovery of new products and technologies.

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

The healing and growth properties of absorbable biomaterials make them ideal for use as the foundation for cartilage regeneration, as they are bioabsorbable at controlled rates for specific tissues. We recently completed research of a novel device utilizing our PTM technology under a grant from the National Institute of Standards and Technologies (NIST) as well as through our own funding. This research culminated in the performance of two large pre-clinical studies. In late fiscal 2005 we engaged in a formal development program with key surgical opinion leaders in the field to take this research into further pivotal pre-clinical studies and ultimately into human clinical studies.

Sports medicine products represented 35% of our total biomaterials product sales in fiscal 2005.

Spine. The application of biomaterials is an increasingly important aspect of the spinal surgery market. For both repair and fusion of the vertebrae, the bones of the spinal column, as well as treatment of degenerated intervertebral discs, the soft, gel-like cushions between each vertebra, biomaterials have unique properties for enhanced treatment of spinal disease.

Spinal Fusion. Spinal fusion procedures are performed when conservative treatment for back pain fails and where intervertebral discs have become so degenerated that the resultant anatomy causes pressure on the nerve. Surgery is performed to fuse two or more of the vertebrae together to stabilize the spinal column and maintain normal anatomical relationships surrounding the nerves. A trend that is garnering significant attention is the introduction of growth factors delivered via biomaterials matrices into the spinal fusion market. These materials speed the fusion process and result in generally a more predictable bone healing process. In addition, bone void fillers and alternatives to autografts (bone harvested from cadavers) are increasingly being used in conjunction with interbody spacers (metal cages) in spinal fusion procedures, as well as to fill the voids left by bone harvest procedures.

In March 2003, we entered an agreement with Orthovita to commercialize new products based on Orthovita’s proprietary VITOSS bone graft substitute material in combination with our proprietary biomaterials. The new products build upon the VITOSS technology, a resorbable porous calcium phosphate scaffold that allows for resorption, cell seeding and rapid in-growth of host bone. The products are directed toward the spinal surgery market, which we believe to be the fastest growing market in orthopaedics, estimated at $1.2 billion on a worldwide basis. Under the agreement, we manufacture the products and Orthovita markets and sells the products worldwide. The first products under this agreement, VITOSS Scaffold FOAM strips and cylinders, which are synthetic bone substitutes, were launched in March 2004. VITOSS Scaffold FOAM FLOW, a flowable version of the strips and cylinders, was launched in July of 2004 while VITOSS Scaffold FOAM shapes and VITOSS Scaffold FOAM pack were launched in October 2004 and May 2005, respectively. Many of these products, specifically FOAM shapes, have applications in general orthopaedic repair, as well as in the spine market.

Spine products represented 19% of total biomaterials product sales in fiscal 2005.

Bone. Next to blood, bone is the most commonly transplanted tissue in humans. It is estimated that more than 500,000 bone-grafting procedures are performed annually in the U.S. Surgeons today have few choices for materials used in bone grafting. Therefore, the need for an improved alternative to currently available materials remains an important issue in orthopaedic, including spine and sports medicine, and maxillofacial surgery.

We are developing several different bone graft substitutes fabricated from collagen, synthetic polymers or composite biomaterials. We also manufacture, for a strategic partner, a resorbable growth factor delivery matrix that is commercially available outside the U.S. Extensive pre-clinical study of our synthetic polymer bone graft substitute has shown it to be an excellent carrier of biologically active agents as well as a suitable substrate for bone formation and healing. However, we cannot make any assurances that our products in development will result in a successful commercial product in the U.S. or in Europe.

Cardiology Products.

Our biomaterials are used in vascular puncture closure products and coatings for synthetic vascular grafts. These cardiology products represented 42% of our total biomaterials sales in fiscal 2005. In addition, we have examined the feasibility of an absorbable polymer matrix to deliver angiogenic growth factors to promote the growth of new blood vessels for use in myocardial revascularization procedures and are exploring the use of our biomaterials in an arterial stent. Further, we are developing a synthetic vascular graft utilizing our PTM technology.

Vascular. Medical options for resolving arterial blockage include vessel replacement or bypass surgery to divert blood flow around an obstruction. Over 1.7 million surgical procedures are performed annually worldwide that employ some type of arterial graft; nearly 900,000 of them require grafts of a very small diameter. Vein grafts or mammary arteries, taken from the patient’s leg or chest, respectively, are the only reliable choice available for those small diameter-grafting procedures. Although the standard of care today, these grafts have significant issues related to availability, performance, trauma and expense.

Recognizing this significant medical need, we are developing a synthetic technology that incorporates multiple biomaterials into an “off-the-shelf” implantable graft. In fiscal 2002, we received a three-year, $1.9 million award from the Advanced Technology Program (ATP) of NIST to support development of this technology. Under this grant, we performed small animal studies, demonstrating 180-day graft patency. We have an additional follow-up study planned for fiscal 2006, under which we will perform a large animal study where we can test the effectiveness of a more relevant or proportional sized graft.

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

Wound Care Products.

While the wound care market is currently dominated by conventional bandages and dressings and surgical staples or sutures, there is a new generation of products resulting from recent advances in biomaterials, tissue engineering and biotechnology. Our biomaterials are used in topical wound dressing products, accounting for less than 1% of our total biomaterials sales for fiscal 2005.

Periodontal Products.

Biomaterials are commonly used in the periodontal segment of the dentistry market. We have two commercialized products in the periodontal field, the Drilac® product, which prevents dry socket following tooth extraction, and the Epi-Guide® barrier membrane, used in periodontal restorative procedures to prevent soft tissue cells from growing into space reserved for bone. These two products together accounted for approximately 1% of our total biomaterials sales in fiscal 2005.

Our Strategy for Growth of Our Biomaterials Business.

We intend to utilize our experience and expertise in the design, development and processing of the above materials to expand our market penetration in biomaterials products and technology. Our strategy to accomplish this expansion is as follows:

•	Develop New Proprietary Biomaterials Products. We continue to leverage our technology and expertise in polymers, collagen and other absorbable and nonabsorbable materials to develop new proprietary biomaterials products. We are using this expertise to develop new biomaterials products, new formulations and applications of existing materials and products. We are seeking regulatory approval for our proprietary PTM technology-based product with application in the orthopaedics market. We are in the final phases of pre-clinical development of a cartilage regeneration product and are researching a vascular graft application, both of which utilize our PTM technology, and have significant market opportunity if and when they are proven in clinical settings.

•	Expand Our Existing Biomaterials Business. We intend to aggressively work to increase sales to our current customers and attract new customers by providing proprietary, technologically superior biomaterials products. We offer a complete range of services including design, development, regulatory consulting, manufacturing and package engineering. We intend to continue to invest in new manufacturing technology and processes to meet our customers’ requirements, support product launches and increase the demand for our biomaterials products. Additionally, we intend to expand our marketing efforts to broaden our customer base in the orthopaedic, cardiology, drug/biologics delivery, periodontal, general surgery and wound care markets.

•	Pursue Strategic Acquisitions and Alliances. We intend to continue to seek strategic acquisitions and alliances which add complementary technologies and expertise, broaden our intellectual property portfolio and strengthen our competitive position in our biomaterials business. We believe that our expertise in biomaterials allows us to identify and attract these opportunities.

The TriActiv® Embolic Protection System

Embolic Protection – Market Overview

Embolic protection systems are designed to provide protection during the treatment of diseased vessels (arteries or veins). Vessels become diseased when deposits of cholesterol and other fatty materials (plaque) on the walls of the vessels cause narrowing or blockage of the vessel and reduce the blood supply to a vital organ. Embolic protection systems are designed to capture debris dislodged from the wall of a vessel during balloon angioplasty or the placement of a stent. This debris, left uncaptured, might otherwise be released into the vascular system and result in complications such as a heart attack or stroke. Current approaches to embolic protection include distal balloons and filters. The balloon or filter is placed distal (on the far side) to the area of the vessel to be treated to capture debris loosened during the procedure. Existing worldwide commercial applications for embolic protection devices include the treatment of diseased saphenous vein grafts (SVGs) and carotid and peripheral arteries. These protection devices have been clinically proven to reduce complication rates associated with device-based treatment of diseased vessels. Applications are under clinical investigation for the treatment of diseased native coronary arteries, the removal of thrombus and acute myocardial infarction (AMI) (a heart attack). The initial indication for our TriActiv System is the treatment of diseased SVGs. The TriActiv device received regulatory clearance from the FDA in March 2005 and is commercially available in the U.S. Europe and India.

Saphenous Vein Graft Market

Due primarily to the availability of drug eluding stents and changing surgical practices, the number of coronary bypass surgeries which use saphenous veins has been decreased in recent years. The market, however, remains large due to the number of bypass procedures that were performed in the last decade. In 2001, there were approximately 500,000 coronary bypass surgeries performed annually worldwide and approximately half of all these bypass grafts become diseased or occluded within ten years of surgery, resulting in a pipeline of patients who will eventually require treatment of one or more diseased grafts. During many coronary bypass procedures, the saphenous vein is removed from the patient’s leg and is surgically implanted to bypass a diseased or occluded native coronary artery. The SVG is used as a replacement for the diseased or occluded native coronary artery to restore blood flow. Current treatment options for diseased SVGs include drug therapy, device-based therapies (including angioplasty and the placement of stents) or repeat bypass surgery. There are significant risks involved with these treatments ranging from continued progression of disease, heart attack and possible death. Specifically, during the treatment of diseased SVGs via device-based therapy, the rate of major complication (known as the MACE (major adverse cardiac event) rate) without embolic protection is approximately 15 to 20%. These complications occur primarily because the material clogging the SVG is dislodged during the treatment and released into the vasculature causing clots or heart attack. Embolic protection is a method of preventing this debris from going downstream during device-based therapy procedures. Current devices in the SVG embolic protection market, which have been clinically proven to reduce the complication rates during device-based therapy, include balloon (devices which completely occlude the artery to prevent the passage of debris) and filter-based (devices which allow the continued flow of blood but also the passage of small-sized debris) therapies.

Carotid Artery Market

The number of people with carotid artery disease is thought to be well in excess of 500,000 people worldwide. The standard of care to treat the most serious of cases is endarterectomy, a procedure which is performed over 200,000 times per year. Other patients are generally managed medically or undiagnosed. An endarterectomy is an open invasive surgical procedure performed to remove debris from the carotid artery. It is also known that a significantly larger number of patients are affected by carotid artery disease, with many going untreated due to the invasiveness of the surgical endarterectomy procedure. With the advent of carotid stenting in combination with embolic protection devices continuing to show promising results, it is believed that carotid stenting with embolic protection could become the standard of care for the treatment of carotid artery disease and limit the number of patients who go untreated.

Native Coronary Arteries and AMI Markets

Distal embolization of plaque is increasingly recognized as a contributor to complication rates in common percutaneous coronary intervention (PCI) and stent placement procedures. This seems to be particularly apparent in AMI or heart attack patients where a significant amount of blood clot or thrombus is often present. If the thrombus embolizes (goes downstream), it generally leads to adverse short-term and/or long-term outcomes for the patients. Embolic protection and thrombus removal devices have been studied as tools for lowering complication rates in these patients but have not yet proven clinical benefit.

The TriActiv® System

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

We believe the TriActiv System is currently the only device which offers all three of the following features:

•	an embolic protection balloon placed beyond the treatment area to prevent debris from flowing downstream and potentially causing a heart attack;

•	a flush catheter advanced over a guidewire that delivers fluid to the vessel; and

•	an active, controlled extraction system, which removes the debris.

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

In Europe, we received CE Mark approval for the TriActiv System in January 2002. The CE Mark is an international symbol of adherence to quality assurance standards established by the European Union and compliance with applicable European medical device directives. The European commercial launch of the original TriActiv System for the treatment of diseased SVGs occurred in May 2002 and we shipped our first product in June 2002. The TriActiv FX, a second generation of the TriActiv System also for diseased SVG treatment with improvements aimed at ease-of-use, was launched in Europe in April 2005. Our subsidiary in Germany, Kensey Nash Europe GmbH, consists of six employees and is responsible for the sales and marketing of the TriActiv System product platform in Europe. This team sells the product directly to the German market and supports our distributor relationships in the rest of Europe and Asia.

In the U.S., we completed enrollment in the PRotection during Saphenous Vein Graft Intervention to Prevent Distal Embolization (PRIDE) Trial in March of 2004. The PRIDE Trial was a randomized, controlled study of 894 patients at 68 investigational sites in the U.S. and 10 sites in Europe. The PRIDE trial demonstrated non-inferiority of the TriActiv System to other commercially available embolic protection devices, as measured by the primary endpoint of 30-day Major Adverse Cardiac Event (MACE) rates. The clinical data showed a 10.2% MACE rate for procedure related events for the TriActiv System compared to 10.1% for the active control group, which represented the approved devices for this indication (GuardWire® from Medtronic, another balloon device, and FilterWire™ from Boston Scientific, a filter device). Complication rates often run as high as 20% in vein graft procedures performed without embolic protection systems. We completed a 510(k) submission to the FDA for commercial approval of the TriActiv System in July 2004. The FDA grants 510(k) clearance when it determines that a new device is substantially equivalent to an approved device. In March 2005, we received FDA clearance to market and sell the TriActiv System commercially in the United States and commercially launched the product in April 2005.

We are commercially marketing and selling the TriActiv platform through our endovascular direct sales force in the U.S. We had U.S. product sales of $213,000 for the quarter ended June 30, 2005, our first quarter of U.S. sales, and to-date have opened over 60 accounts at hospitals throughout the U.S.

Future Generations of the TriActiv System

We have and are currently modifying the design of the TriActiv System to improve the ease-of-use for SVG applications as well as to address additional applications where distal embolization is a concern. These additional applications include the treatment of carotid, native coronary and peripheral arteries and AMI, as well as thrombus removal.

The second-generation SVG application device, the TriActiv FX, has been designed to improve the ease-of-use of the original device and was launched in Europe in April of 2005. We are also conducting a U.S. clinical trial registry, the ASPIRE (Angioplasty in SVGs with Post Intervention Removal of Embolic Debris) trial, on the TriActiv FX. Enrollment in the ASPIRE study began in March 2005 and we anticipate enrollment to be completed by December 2005, with FDA clearance anticipated during the fourth quarter of fiscal 2006. We cannot make any assurances as to the successful completion of this trial or regulatory approval for the TriActiv FX System or for future applications in the U.S. or in Europe.

Adding additional features to enhance ease-of-use and system performance, we have also developed a new TriActiv System to incorporate “local flush and extraction”. The TriActiv LFX (LFX), a SVG application of the device for use in Europe and the TriActiv Carotid System for use in carotid stenting procedures. We completed a six patient pilot study, the TRACER study, on an early version of the TriActiv Carotid System in September 2003. This study was completed at one clinical site in Costa Rica. The TriActiv Carotid System was successfully used to provide protection from potential stroke-causing emboli by actively removing debris during carotid stenting procedures.

The Thrombus Removal Flush & Extraction System has been designed to remove thrombus from vessels. We anticipate 510(k) clearance for anarteriovenous graft (AV Graft) application of the Thrombus Removal Flush & Extraction System during fiscal 2006.

The Angio-Seal™ Device

Vascular Puncture Closure – Market Overview

Vascular puncture closure is the closing and sealing of femoral artery punctures made during cardiovascular catheterizations. Current treatment options include manual pressure and device based therapy. Existing device-based treatment options consist of either biomaterial-based devices or suture-based devices. Leading cardiology industry journals currently estimate that there are approximately 7.3 million cardiovascular catheterization procedures performed annually, which translates to a potential worldwide vascular puncture closure market of approximately $1 billion annually. The U.S. market represents approximately 70-75% of this total market opportunity. Industry estimates of current market penetration for vascular puncture closure devices are approximately 50% and 38% for the U.S. and the international markets, respectively, or 47% worldwide.

The Angio-Seal System

The Angio-Seal puncture closure device is a biomaterial-based device, which acts to close and seal femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. The device consists of four components:

•	an absorbable polymer anchor seated securely against the inside surface of a patient’s artery at the point of puncture;

•	an absorbable collagen plug applied adjacent to the outside of the artery wall;

•	an absorbable suture; and

•	a delivery system consisting of an insertion sheath, puncture locator, guidewire and tamper tube.

The anchor and suture act as a pulley to position the collagen into the puncture tract adjacent to the outside of the artery wall to seal and close the puncture. A tamper tube is used to further position and secure the closure device. The anchor, collagen and suture are all designed to be absorbed into the patient’s body within 60 to 90 days after the procedure. We believe that this mechanical (anchor and collagen) and biochemical (collagen) approach offer physicians a method for sealing and closing punctures with significant advantages over traditional manual or mechanical compression methods, as well as over other competitive products. The Angio-Seal product has been proven to have several advantages over traditional manual or mechanical compression procedures, including: reduced time to ambulation and hemostasis, reduced staffing and hospital time, possible reduction in procedure costs, increased patient comfort, greater flexibility in post-procedure blood thinning therapy and increased blood flow to the leg.

The Angio-Seal device has become the leading product in the worldwide vascular puncture closure market. The Angio-Seal has been sold in Europe since 1995, in the U.S. since 1996 and was launched in Japan in late 2003. There have been approximately 5.9 million Angio-Seal devices sold as of June 30, 2005. Industry estimates show the Angio-Seal market share of the worldwide vascular puncture closure market at June 30, 2005 was approximately 65%, compared to approximately 60% at June 30, 2004. We believe the impact of continued sales and marketing efforts by St. Jude Medical, along with product enhancements planned by St. Jude Medical, will provide continued growth opportunities into the future.

The Angio-Seal device is manufactured, marketed, sold and distributed by St. Jude Medical. We receive a 6% royalty on Angio-Seal net sales. Angio-Seal royalty income was $18.5 million in fiscal 2005, a 12% decrease from fiscal 2004 of $20.9 million. The decrease in royalty income was due to a 33% decline, from 9% to 6%, in the contracted Angio-Seal royalty rate which occurred in April 2004. Our royalty rate as of June 30, 2005 was 6%. There are no further royalty rate reductions under the licensing agreement. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our License Agreements, during the fiscal quarter ended December 31, 2000, when a cumulative one million Angio-Seal units had been sold. The final contracted decrease in the royalty rate, to 6%, occurred upon reaching four million cumulative units sold in April 2004. In fiscal 2005, the decrease in royalty rate was partially offset by a greater number of units sold as well as an increase in the average selling price for the Angio-Seal. Royalty units increased 19%, as approximately 1.6 million Angio-Seal units were sold to end-users during fiscal 2005 compared to approximately 1.3 million units sold during fiscal 2004. In addition to royalty income, we generate sales from the manufacture of the collagen plug and anchor components for the Angio-Seal device. In June 2005, we entered into a five and one-half year Supply Agreement with St. Jude Medical. Under this agreement, we will be the exclusive supplier of the collagen plug component as well as a partial supplier of the anchor component. Sales of Angio-Seal components to St. Jude Medical were $15.8 million in fiscal 2005 compared to $12.8 million in fiscal 2004.

Patents and Proprietary Rights

Our intellectual property covers many fields and areas of technology including vascular puncture closure, blood vessel location, arterial revascularization and embolic protection systems, drug/biologics delivery, wound care, periodontics, angiogenesis products and surgical instruments. We protect our technology by, among other things, filing patent applications for the patentable technologies that we consider material to our business. Our first U.S. patent for arterial revascularization was issued in 1986 and for the concept of sealing vascular punctures, in 1988. As of September 6, 2005, we held 107 United States patents and 84 foreign national patents and had various United States patents and foreign national patent applications pending.

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

Manufacturing

We have developed unique manufacturing and processing capabilities for absorbable collagen and polymers. We manufacture numerous absorbable biomaterials products for use in applications that include orthopaedics, cardiology, drug/biologics delivery, periodontal, general surgery and wound care. We have also established manufacturing processes and capabilities for the TriActiv device, which we currently manufacture for the U.S. and European commercial markets and for ongoing clinical trials. We have our own capabilities in tool and die making, injection molding, extrusion, compounding, machining, model making and laser welding, which allow us to engineer our products in development on site.

Our FDA-registered manufacturing facility in Exton, Pennsylvania contains separate areas for the TriActiv System and absorbable collagen and polymer manufacturing. While our facility is currently adequate to handle ours as well as our customers’ product volumes, we will complete the construction of a new facility by the end of fiscal 2006 to facilitate future growth of all product lines (see discussion of our new facility in Item 2 below). Our manufacturing facility is equipped with multiple ISO class 8 clean room facilities and is certified to international quality standard: ISO 13485. Certification is based on adherence to established standards of design, service, quality assurance and manufacturing process control. In fiscal 2005 we applied for and received EDQM (European Directorate and Quality of Medicine) certification which ensures the safety of our collagen products. Our manufacturing facility is subject to regulatory requirements and periodic inspection by regulatory authorities. We have a separate in-house quality assurance department that sets standards, monitors production, creates and reviews operating procedures and protocols and performs final testing of sample devices and products manufactured by or for us.

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

Research and Development

Our research and development and regulatory and clinical staff consisted of 103 individuals as of September 6, 2005. Our research and development efforts are focused on the continued development of the TriActiv System and our biomaterials capabilities. We incurred total research and development expenses of $15.1 million, $16.4 million, and $14.5 million in fiscal 2005, 2004 and 2003, respectively.

In addition to the resources dedicated to the product development process, we have an internal regulatory affairs and clinical management staff responsible for managing our clinical trials and obtaining regulatory approvals for our products. Our staff also works closely with several of our customers to obtain regulatory approvals for their products in the U.S., the European Union and several other countries.

Our Relationship with St. Jude Medical

The Angio-Seal is licensed to St. Jude Medical, which manufactures, markets and sells the Angio-Seal worldwide. Under our license agreements, St. Jude Medical has exclusive rights to manufacture, market and distribute all versions of the patented Angio-Seal for hemostatic puncture closure for cardiovascular use worldwide. We retain the rights to use this technology for other applications. We earn a royalty on Angio-Seal net sales by St. Jude Medical.

The term of the license agreements extends to the expiration date of the most recently issued licensed patent, including all continuations or supplements. The most recent patent for the Angio-Seal technology was issued in July 2000. St. Jude Medical may terminate the license agreements at any time after the end of the fifth royalty year, which ended September 30, 2001, for any reason upon 12 months notice. Upon termination, all rights, including sales, marketing, manufacturing and distribution rights would become the exclusive property of Kensey Nash. The Angio-Seal trademark would be retained by St. Jude Medical.

If a license under any third-party patent is necessary to make, use or sell the Angio-Seal product licensed to St. Jude Medical, any payments and royalties for such third-party license and any related attorney’s fees, will be deducted from payments due to us, on a territory-by-territory basis, in an amount not to exceed in any one year one-half of any royalties in any such territory for that year. Currently, the Angio-Seal product requires no such license for a third-party patent.

In June 2005, we entered into a five and one-half year Supply Agreement with St. Jude Medical. Under this agreement, we will be the exclusive supplier of the collagen plug component as well as a partial supplier of the anchor component.

Sales and Marketing

The TriActiv System

In January 2002, we established Kensey Nash Europe GmbH in Eschborn, Germany for the purpose of selling and marketing the TriActiv device in Europe. The TriActiv device was commercially launched in Europe in the fourth quarter of the fiscal year ended June 30, 2002 (fiscal 2002). We are selling the system direct to the market in Germany and through distributors for the rest of Europe and in India. We have entered into distribution agreements for sales in the United Kingdom, Ireland, Switzerland, Austria, Italy and India and are in the process of identifying distributors for the rest of Europe and Asia. At September 6, 2005 we had 5 individuals on the European sales and marketing team, which includes sales people and clinical specialists.

In the U.S. we have developed a direct sales and marketing team to market and sell the TriActiv System. At September 6, 2005, we had twenty-four individuals on the U.S. sales and marketing team, including 12 sales representatives.

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

Competition

The markets for our current and proposed products are fragmented, intensely competitive, subject to rapid change and sensitive to new product introductions and enhancements. We expect that the competitive environment for our products will become more intense as additional companies enter our markets and as new techniques and technologies are adopted. Our biomaterials and medical devices compete directly and indirectly for customers with a range of products and technologies produced by a wide variety of companies, as well as other processes and procedures which do not require the use of our products or those of our competitors. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in these markets, greater name recognition, larger customer bases and greater financial, technical and marketing resources. Generally, we believe that the principal competitive factors for our products include:

•	the ability to obtain regulatory approvals;

•	safety and effectiveness;

•	performance and quality;

•	ease of use;

•	marketing;

•	distribution;

•	pricing;

•	cost effectiveness;

•	customer service;

•	the development or acquisition of proprietary products and processes;

•	the ability to attract and retain skilled personnel;

•	improvements to existing technologies;

•	reimbursement; and

•	compliance with regulations.

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Datascope Corporation, Abbott Laboratories, Medtronic and Vascular Solutions, Inc., as well as other smaller competitors. While we consider the Angio-Seal and other sealing devices to be a superior method of vascular sealing, the majority of vascular sealing is still performed through manual compression, which represents our primary competition. The TriActiv device is commercially available in the United States, Europe and India, where our competitors include Boston Scientific Corporation, Johnson and Johnson, Inc., Medtronic, Inc., Abbott Laboratories and Guidant Corporation, among others.

Customers

In fiscal 2005, we had approximately 24 customers for our biomaterials products, excluding our periodontal products, which are sold directly to periodontists around the country. Three customers each accounted for more than 10% of our total revenues for the fiscal year. Royalty income from and sales of biomaterials to St. Jude Medical, associated with the Angio-Seal, represented approximately 57% of total revenues. Sales of biomaterials products to Arthrex, a leading orthopaedic products company, represented approximately 21% of total revenues. Royalty income from and sales of Vitoss FOAM products to Orthovita, a publicly held orthopaedic biomaterials company, represented approximately 16% of total revenues. Our TriActiv device is being sold to hospitals throughout the U.S. and Europe either through our direct sales force or through distributors. TriActiv sales represented 1% of total revenues. Following is a chart of our total revenues showing each of our three major customers, the TriActiv System, and all other customers as a percentage of total revenues.

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

In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv device, which allows commercial sale of the product in the European Union. In the U.S., a large randomized pivotal study (the PRIDE Study) was conducted to provide safety and efficacy data for approval of the device. Enrollment in the PRIDE Study occurred between December 2001 and March 2004. Data from the PRIDE Study was presented to the FDA in a 510(k) submission for pre-market approval of the device in July 2004. We received clearance from the FDA in March 2005, allowing commercial sale of the TriActiv System in the United States.

The TriActiv FX, the second-generation TriActiv device, is in a U.S. clinical trial registry, the ASPIRE (Angioplasty in SVGs with Post Intervention Removal of Embolic Debris) trial. Enrollment in the ASPIRE study began in our third quarter of fiscal 2005 and is expected to be completed by December 2005 with FDA clearance anticipated during the fourth quarter of fiscal 2006. The data from the approximately 100 patient study will support U.S. clearance for an SVG indication. Studies to support the approval of the device in other indications are also planned to start in fiscal year 2006.

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

Employees

As of September 6, 2005, we had 333 employees, including 168 employees in operations, 103 employees in research and development and clinical and regulatory affairs, 32 employees in finance and administration and 30 employees in sales and marketing, including five employees in Europe. All of our U.S. employees are located at our facilities in Exton, Pennsylvania, with the exception of six clinical specialists, 12 sales representatives, 4 clinical support staff and 2 members of the sales and marketing senior management located elsewhere throughout the country. We believe that our success depends in large part on our ability to attract and retain employees in all areas of our business.

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

Our corporate governance information and materials, including our Code of Business Conduct and Ethics, are posted on the corporate governance section of our website at www.kenseynash.com and are available in print upon request to our Investor Relations department at our offices in Exton, Pennsylvania. Our Board regularly reviews corporate governance developments and modifies these materials and practices as warranted.

Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as practical after we file these reports with the SEC.

ITEM 2. PROPERTIES

We lease approximately 68,000 square feet of executive offices, manufacturing and research and development facilities in Exton, Pennsylvania, a suburb of Philadelphia. This lease expires in fiscal 2006, subject to additional renewal options. We also lease approximately 17,000 square feet of additional office space in Exton, Pennsylvania for which our lease expires at the earlier of three years (September 2007) or the completion of our new facility described below. In addition, we lease a 10,000 square foot warehouse in Exton, Pennsylvania, where we have a monthly lease and a small office space in Eschborn, Germany.

We did not believe our existing facility would support full-scale manufacturing of the TriActiv device for both Europe and the U.S. or future growth of our biomaterials product sales. For these reasons, we are constructing a 198,000 square foot new facility which will also be in Exton, Pennsylvania. The first phase of our construction plan, a 162,000 square foot shell with 105,000 square foot of fit-out, began in August 2004 and is expected to be complete by December 31, 2005. Phases two and three, an additional 36,000 square feet of shell space and 70,000 square feet of fit-out are expected to be complete by June 30, 2006.

We anticipate the staged termination of all facility leases throughout fiscal 2006, as we transition in phases to the new facility by June 2006, with termination of the final lease by September 2006. See the discussion of our new facility and charges taken related to the transition to such facility in Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Liquidity and Capital Resources”. Prior to the completion of our new facility, we do not anticipate any significant difficulty in obtaining additional or alternate space or renewing our leases for additional short terms, at reasonable rates, in the event we need additional space or upon the expiration, cancellation or termination of any of our existing leases.

ITEM 3. LEGAL PROCEEDINGS

From time to time, in the normal course of business, we are a party to various legal proceedings. We do not expect that any currently pending proceedings will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ National Market under the symbol “KNSY” and has been traded publicly since our initial public offering in December 1995. The following table sets forth the high and low sale prices per share of our common stock as reported by the NASDAQ National Market for the periods indicated.

	High	Low
Fiscal Year Ended June 30, 2004
First Quarter	$29.50	$22.26
Second Quarter	25.47	19.71
Third Quarter	28.05	21.81
Fourth Quarter	36.85	24.25

Fiscal Year Ended June 30, 2005
First Quarter	$34.71	$22.16
Second Quarter	35.54	24.34
Third Quarter	34.00	25.65
Fourth Quarter	30.97	24.72

On September 6, 2005, the last reported sale price of our common stock in the NASDAQ National Market was $30.24 per share. As of September 6, 2005, there were 50 record owners of our common stock. There were also approximately 14,000 beneficial owners of the shares of our common stock at that date.

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

On August 17, 2004, we announced that our board of directors had reinstated a program to repurchase issued and outstanding shares of Common Stock over a six-month period. The reinstated plan called for the repurchase of up to 259,500 shares, the balance under the original plan approved in October 2003. During the six months, we repurchased and retired 199,867 shares of common stock under the reinstated program at a cost of approximately $5.1 million, or an average market price of $25.68 per share. We financed these repurchases using our available cash.

On March 16, 2005, we announced a new stock repurchase program under which our Board of Directors authorized the repurchase of up to 400,000 shares of our issued and outstanding Common Stock through September 30, 2005. The repurchase program did not require us to purchase any specific dollar value or number of shares. As of September 13, 2005 we had repurchased and retired 103,133 shares of common stock under this new program at a cost of approximately $2.7 million, or an average market price of $26.58 per share, and had 296,867 shares remaining for purchase. We financed these repurchases using our available cash. Any further purchases under the program will depend on market conditions and may be commenced or suspended at any time or from time to time without prior notice.

The following table contains information about the Company’s purchases of its equity securities during April, May, and June 2005:

Period	Average Price Per Share	Total number of Shares Purchased *	Number of Shares Remaining for Purchase
April 1-30, 2005	$—	—	335,867
May 1-31, 2005	25.93	25,000	310,867
June 1-30, 2005	25.99	14,000	296,867

Total	$25.95	39,000	296,867

*	All shares purchased under a publicly announced plan.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended June 30, 2005, 2004, 2003, 2002, and 2001. The selected financial data for each such fiscal year listed below has been derived from our consolidated financial statements for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 2005, 2004 and 2003 is included elsewhere herein. The following data for fiscal years 2005, 2004, and 2003 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.

	Fiscal Year Ended June 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Income Data:
Revenues:
Net sales	$40,370	$36,361	$27,072	$17,502	$14,600
Research and development	253	688	963	765	330
Royalty income and other	20,753	21,166	16,317	10,761	8,241

Total revenues	61,376	58,215	44,352	29,028	23,171

Operating costs and expenses:
Cost of products sold	17,654	16,084	12,153	8,214	7,427
Research and development	15,131	16,411	14,490	10,783	7,293
Selling, general and administrative	11,795	8,702	7,444	4,670	2,986
In-process research and development charge	—	—	—	—	7,594

Total operating costs and expenses	44,580	41,198	34,087	23,667	25,300

Income (loss) from operations	16,796	17,017	10,265	5,361	(2,129)

Other income (expense):
Net interest income	1,249	1,062	1,070	1,693	1,667
Other non-operating income (loss)	45	16	1	(15)	24

Total other income - net	1,294	1,078	1,071	1,678	1,691

Income (loss) before income tax (expense) benefit	18,091	18,095	11,336	7,039	(438)
Income tax (expense) benefit	(5,159)	(5,144)	(2,549)	(2,428)	4,054

Net income	$12,931	$12,951	$8,787	$4,611	$3,616

Basic earnings per common share	$1.13	$1.14	$0.81	$0.43	$0.35

Diluted earnings per common share	$1.06	$1.06	$0.76	$0.41	$0.34

Weighted average common shares outstanding	11,412	11,403	10,828	10,666	10,462

Diluted weighted average common shares outstanding	12,185	12,168	11,498	11,256	10,591

	June 30,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and short-term investments	$44,889	$61,096	$48,412	$31,874	$27,007
Inventory	5,658	3,482	3,481	2,519	1,322
Working capital	58,146	72,742	59,394	41,644	35,998
Total assets	115,674	101,237	85,839	66,980	59,340
Long-term obligations	—	—	219	1,330	2,309
Total stockholders’ equity	103,853	94,424	79,550	61,567	53,561

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our financial statements and the related notes included in this report.

This discussion and analysis below contains forward-looking statements relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Risk Factors” in this Annual Report on Form 10-K. See “—Forward-Looking Statements.”

Overview

Revenues

Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales is comprised of sales of biomaterials products and the TriActiv device.

Biomaterials. In the year of our IPO, fiscal 1996, our biomaterials sales were comprised entirely of the absorbable collagen and polymer components of the Angio-Seal supplied to our strategic alliance partner. Since that time, we have experienced significant sales growth in our biomaterials products as we have expanded our customer base and marketing activities, increased sales to existing customers and assisted customers in the development of new product offerings.

The biomaterials component of net sales, which comprises 99% of total net sales, represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics (sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The two most significant components of our biomaterials sales are our orthopaedic product sales and the absorbable components of the Angio-Seal, supplied to St. Jude Medical. Our orthopaedic product sales consist primarily of sales to Arthrex, a privately held orthopaedics company for which we manufacture a wide array of sports medicine products and Orthovita, a publicly held orthopaedic biomaterials company. We began working with Arthrex in fiscal 1998 and have since provided Arthrex with many varied sports medicine products for commercial distribution. During fiscal 2004, we sold our first bone grafting and spine products to Orthovita, VITOSS FOAM strips and cylinders, and in fiscal 2005, provided additional product lines for Orthovita (VITOSS scaffold FOAM Shapes and Pack). Sales to Orthovita increased 142% from fiscal 2004 to fiscal 2005. Below is a table showing the trends in our Angio-Seal component and orthopaedic sales from fiscal 2004 to fiscal 2005 as a percentage of our total biomaterials sales:

	Percentage of Total Biomaterials Sales
Product	Fiscal 2005	Fiscal 2004
Angio-Seal Components	40%	35%
Orthopaedic Products	53%	62%

The increase in the Angio-Seal components as a percentage of total biomaterials sales is related to the continued end user sales volume growth of the Angio-Seal device. The sales of the collagen plug component increased 34% to $12.9 million dollars for the fiscal year ended June 30, 2005 as compared to $9.6 million in the fiscal year ended June 30, 2004. The absorbable polymer anchor component however, decreased 9% to $2.9 million for the fiscal year ended June 30, 2005 as compared to $3.2 million in the fiscal year ended June 30, 2004, slightly offsetting the collagen plug sales increase. This decline was the result of the ongoing transition of the manufacture of the absorbable polymer anchor to St. Jude Medical and the prior year timing of certain increases in required volume depending on St. Jude Medical capacity. Going forward, we anticipate consistency in the volume of anchor component supply as the supply level has been formalized under our new Supply Agreement with St. Jude Medical, which was effective on June 30, 2005. Under the new Supply Agreement, St. Jude Medical is required to purchase 100% of their collagen plug requirements and at least 30% of their polymer anchor requirements from Kensey Nash.

The future of this portion of our biomaterials sales is dependent upon the continued success of the Angio-Seal device in the vascular closure market. Today we estimate that the Angio-Seal device has approximately 65% of this market based on end-user sales in excess of $304 million in the fiscal year ended June 30, 2005. The Angio-Seal market share may be impacted by future competition in this market or new technologies introduced to address diagnostic or therapeutic treatment of diseased coronary arteries.

The decrease in our orthopaedic products sales as a percentage of total biomaterials sales is primarily related to the decrease in sales to Arthrex, which represented 32% of total biomaterials sales for fiscal 2005. Arthrex sales decreased $4.7 million, or 27%, from fiscal 2004 to fiscal 2005 as a result of an inventory over-stocking issue that occurred during our fourth fiscal quarter of fiscal 2004. We believe Arthrex has worked through this excess inventory throughout the course of our fiscal 2005 and expect growth in sales to Arthrex in fiscal 2006. The fiscal 2005 decrease in sales to Arthrex was partially offset by a $4.2 million, or 142%, increase in Orthovita sales in our fiscal 2005, the first full year of sales of the co-developed Vitoss FOAM products, over fiscal 2004. While Orthovita’s end user sales are strong and Orthovita is forecasting growth in excess of 30% for their calendar year 2005, we anticipate our fiscal 2006 sales to Orthovita will be down as much as 50% from fiscal 2005 as Orthovita works through inventory purchased in conjunction with previous product launches and restructures their ordering patterns associated with new product launches.

Overall, with the combination of our new Supply Agreement with St. Jude Medical, anticipated continued growth in Angio-Seal end user sales, expected return to growth in the Arthrex sports medicine product business and other new business opportunities, we expect growth in our overall biomaterials sales despite the forecasted decrease in our sales to Orthovita. We believe such growth will occur due to greater acceptance by the medical community of biomaterials and technological advances which have expanded the applications for our biomaterials products. Due to the greater market acceptance, we have been able to expand our biomaterials customer and product base by initiating new partnerships within the medical device industry, as well as expanding the product lines for our current customers.

TriActiv System. The TriActiv System is a platform technology, offering not only our initial application for the protection from embolization during treatment of diseased saphenous vein grafts, but also future applications for the treatment of carotid artery disease and the removal of thrombus, amongst others. Embolic protection is a relatively new technology and is still subject to acceptance by the medical community, particularly for future applications. We have created a new endovascular division responsible for direct sales and marketing in the U.S. We are developing additional applications with the TriActiv technology, including devices with and without embolic protection, as part of our direct marketing strategy. We believe our direct strategy in the endovascular markets will allow us to maximize our return with our TriActiv technology.

In the U.S., we launched the TriActiv System after receiving FDA clearance in March 2005, through our newly formed direct sales force. We will continue to build this sales team as required to address the market demands for the product and to service existing accounts. In addition, we have a six person marketing team that supported the April 2005 product launch of the TriActiv System and are presently working on promotion efforts related to our current TriActiv device as well as preparing for upcoming launches of our new generations and applications of the TriActiv System. Sales of the TriActiv System in the U.S. were $200,000 in our first quarter of commercial availability, the quarter ended June 30, 2005. We are forecasting sales growth for the TriActiv product platform for fiscal 2006 based on greater acceptance of our SVG product by the medical community, as well as the launch of a new generation SVG product and additional applications in the second half of fiscal 2006.

In Europe, the TriActiv System was commercially launched in May 2002. We are selling direct in Germany and via distributors throughout the rest of Europe and in India. We have distributor agreements for sales in Ireland, Switzerland, Austria, Italy, the Netherlands, and the United Kingdom. In addition, in April 2005 we initiated a distribution agreement in India, our first agreement in Asia. We are in the process of identifying distributors for additional markets in Europe and Asia. We launched the second-generation of the TriActiv System, the TriActiv® FX™ Embolic Protection System (the TriActiv FX System), in April 2005. This second generation device incorporates several important ease-of-use design enhancements including an integrated, fully disposable flush and extraction system, a new balloon inflator that simplifies catheter exchanges during the procedure, and a monorail flush catheter to enhance device usage and reduce procedure time. TriActiv sales in Europe were $309,000 for the fiscal year 2005, a 41% increase over the prior fiscal year. While sales in Europe increased over fiscal 2004, European interventional procedures in SVGs have been substantially lower than analysts’ or the Company’s estimates previously indicated. This has resulted in lower than anticipated product sales for the TriActiv SVG application in Europe. However, we believe the launch of the TriActiv FX System for SVGs, offering improvements in ease-of-use, as well as future applications of the TriActiv product platform, including carotid artery and thrombus removal applications, will improve the total sales of the TriActiv System in the European community.

Total TriActiv System sales were approximately 1% of our total sales for each of the fiscal years ended June 30, 2005 and 2004. We anticipate sales of the TriActiv System will become a more significant component of net sales during fiscal 2006 and beyond as we increase our sales of the product in the U.S. market, gain new customers in the European and Asian markets and introduce new versions and applications of the product in both the U.S and Europe.

Research and Development Revenue. In fiscal 2005, research and development revenue was derived from a three year $1.9 million National Institute of Standards and Technology (NIST) grant received in October 2001. Under this grant we were researching a synthetic vascular graft, also utilizing our PTM technology. This project concluded in October 2004.

In prior years, research and development revenue included additional revenue under additional grant programs. In November 1999, we received our first NIST grant. Since that time we were also awarded a second NIST grant and an NIH grant. Under the first NIST grant, a $1.2 million grant over a three-year period, we were researching cartilage regeneration utilizing our porous tissue matrix (PTM) technology. Although we continue to independently develop this technology, we received all remaining funds under this grant in our second quarter of fiscal 2003. In January 2003, we received from the NIH, $100,000 over a one-year period, under which we were researching sustained or controlled release of chemotherapeutic drugs for the treatment of breast cancer utilizing our PTM technology. Research under this grant was completed in early fiscal 2004, but we are continuing to independently develop this drug delivery technology for commercial use and expectations of future grant applications. We have no remaining grant revenue and do not project grant revenue in fiscal 2006.

Royalty Income. Our royalty income primarily consists of royalties received from St. Jude Medical and Orthovita. Royalties from St. Jude Medical are earned on Angio-Seal worldwide net sales. We anticipate sales of the Angio-Seal device will grow in fiscal 2006, with forecasted continued procedure growth and as St. Jude Medical continues to expand its sales and marketing efforts and launch new generations of the product. Under our License Agreement with St. Jude Medical, there was a final contractual decrease in the royalty rate, to 6% from 9%, upon reaching four million cumulative units sold. This final rate reduction occurred in April 2004. Continued Angio-Seal unit growth has partially offset this 33% decline in royalty rate, resulting in a decrease of only 12% in royalty income from St. Jude Medical, in fiscal 2005 from fiscal 2004. Unit sales of the Angio-Seal increased 19% in fiscal 2005 from fiscal 2004. We expect that royalty income from the Angio-Seal device will continue to be a significant source of revenue for the foreseeable future. As of June 30, 2005, approximately 5.9 million Angio-Seal units had been sold.

Under our March 2003 agreement with Orthovita to co-develop and commercialize the Vitoss FOAM products, we receive a royalty on Orthovita’s end-user sales of all such Vitoss FOAM products. In addition, in August 2004 we acquired the proprietary rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, the Company receives an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VITOSS technology up to a total royalty to be received of $4.0 million, with $3.4 million remaining at June 30, 2005.

We received our first royalty under these agreements in the third quarter of fiscal 2004, when Orthovita launched its initial bone grafting and spinal product lines, VITOSS scaffold FOAM strips and cylinders. Royalty income from Orthovita has increased since that time as Orthovita has launched three additional product lines, Vitoss scaffold FOAM flow, shapes and pack in June and October of 2004 and May of 2005, respectively. We believe the unique technology associated with the VITOSS FOAM products and the growing spine market will result in the Orthovita component of our royalty income becoming more significant over the next fiscal year and beyond. Total royalty income received from Orthovita in fiscal 2005 was $2.3 million.

Cost of Products Sold. Our gross margin percentage in fiscal 2005 was consistent with fiscal 2004, at 56%. Cost of goods sold in fiscal 2005 includes an accelerated depreciation charge of $440,000, related to the transition to our new facility (see Item 2 above and Liquidity and Capital Resources below). The effect of this acceleration of depreciation charge was a decrease to our gross margin percentage of approximately 1%. Excluding the effect of this charge, we would have experienced an overall increase in gross margin during fiscal 2005, reflecting the continued increase in volume of biomaterials product sales. This increased volume, from both our existing customers and new customers, has resulted in manufacturing efficiencies. In addition, we continue to work on process improvements, including automation, wherever possible and will continue to make progress in this area through fiscal 2006. We anticipate the gross margin on our biomaterials products will continue to improve with these process improvements and continued increased sales volume. Occasionally offsetting efficiencies gained as products mature, are the margins achieved on new product launches, which are often minimal related to start-up process inefficiencies and learning curves. We initiated two new product lines during fiscal 2005, the Orthovita VITOSS scaffold FOAM shapes and VITOSS scaffold FOAM pack. During the initial phases of production of these product lines we incurred higher costs due to the learning curve associated with initiating new products.

While we anticipate continued improvement in the gross margin on our biomaterials products, these improvements will be offset by initial low margins of approximately 25% to 40% on the TriActiv product line, associated with low volumes and start-up inefficiencies. Our engineering teams are also working on process improvements and automation on the TriActiv product and we anticipate margins will come in line with our overall product mix during fiscal 2007. As a result of our expanding product mix for fiscal 2006, we believe our total gross margin, across all product lines, will be only slightly improved over fiscal 2005, excluding the effect of future charges related to acceleration of depreciation.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technologies, such as the TriActiv System, absorbable and nonabsorbable biomaterials products and technologies and other development programs, including expenses under the NIST program. In addition, an acceleration of depreciation charge of $302,000 was recorded as research and development expense in our fourth quarter of fiscal 2005 (see Item 2 above and Liquidity and Capital Resources below).

A major component of our research and development expense since fiscal 2002 has been our TriActiv System U.S. pivotal clinical study, the PRIDE study, a randomized trial enrolling 894 patients at 78 sites in the U.S. and Europe. We completed enrollment in the PRIDE study during March 2004, submitted a 510(k) application for FDA clearance to market the TriActiv System in the United States on July 28, 2004 and received clearance in March 2005.

We started a U.S. clinical trial registry, the ASPIRE (Angioplasty in SVGs with Post Intervention Removal of Embolic Debris) Clinical Study, on the next generation TriActiv System, the TriActiv FX System during the third quarter of fiscal 2005 and expect to complete enrollment by December 2006 with FDA approval anticipated during the fourth quarter of fiscal 2006. The ASPIRE study is a multi-center, prospective registry, designed to support regulatory clearance of the TriActiv FX System in the U.S. for a saphenous vein graft (SVG) indication. The study will include approximately 100 to 120 patients at up to 30 sites in the U.S and Europe. We cannot make any assurances as to the successful completion of this trial or regulatory approval for the TriActiv FX System or for future applications in the U.S. or in Europe.

Clinical efforts in pursuit of FDA approval and continuing development of future generations of the TriActiv System, as well as our continued development of proprietary biomaterials products and technologies, require significant research and development expenditures. We anticipate research and development expense, including additional clinical trials, will increase as we pursue commercialization of future generations of the TriActiv System in the U.S., and explore opportunities for other indications related to the TriActiv System, as well as our other technologies, including the continued development of proprietary biomaterials technologies.

While we believe research and development expenditures will increase in dollars, we believe that they will decrease as a percentage of total revenue. Research and development expense was 25% of total revenues for the fiscal year ended June 30, 2005 compared to 28% of total revenue for the fiscal year ended June 30, 2004.

Selling, General and Administrative. Selling, general and administrative expenses include the costs of our finance, information technologies, human resource and business development departments, as well as costs related to the sales and marketing of our products. We also recorded an acceleration of depreciation charge related to the transition to our new facility (see Item 2 above and Liquidity and Capital Resources below) of $71,000 in our fourth quarter of fiscal 2005.

The general and administrative component has increased over the same period in fiscal 2004. This increase is a result of the overall growth of our business and the administrative requirements to support such growth, such as personnel expenses and expenses incurred related to compliance with new SEC and corporate governance regulations. Also due to the growth in our business, including increasing manufacturing volumes of both biomaterials products and the TriActiv System and the new planning and tracking requirements of selling the TriActiv System directly to the market, we implemented a new Enterprise Resource Planning (ERP) system. The new ERP system integrates our manufacturing, quality, finance, sales and marketing and human resource processes into a single information system so our operational areas can share information more easily and efficiently. Implementation began in October 2004 and was completed in March 2005 and included costs such as the training our employees on the new system and licensing fees for the new system. In addition, amortization expense of $477,000 related to the Assignment Agreement (discussed in Note 6 and our consolidated financial statements included in this Form 10-K) is included as a general and administrative expense fiscal year ended June 30, 2005. The amortization period is estimated at 60 months from the date of the agreement.

The sales and marketing component of selling, general and administrative consists of expenses in the U.S. and in Europe related to the direct commercialization efforts for the TriActiv System in both locations. We have a twenty-four person

TriActiv sales and marketing team in the U.S. and a five person sales and marketing team headquartered at our European subsidiary, Kensey Nash Europe GmbH. These teams are selling and marketing the product direct in the U.S. and German markets and, in Europe, the team supports our distributor relationships in the rest of Europe and in Asia.

Our sales and marketing expenses have increased in fiscal 2005 over the same period in fiscal 2004. This increase related primarily to costs of the launch of the TriActiv System in the U.S., including the costs associated with the creation of the new Endovascular direct sales force and the marketing campaign for launch. We anticipate sales and marketing expenses will increase as we continue our sales and marketing efforts of the TriActiv product, both in the U.S. and in Europe. Our sales and marketing expenses are expected to increase substantially in fiscal 2006 over fiscal 2005. We are also continuing to expand our marketing efforts for our biomaterials business.

Income Tax Expense. Our effective income tax rate was approximately 28.5% for fiscal year 2005, 28.4% for fiscal year 2004 and 22.5% for fiscal year 2003. Our fiscal 2005 effective income tax rate includes this year’s research and development tax credit as well as non-taxable interest income. We are forecasting an effective tax rate for fiscal 2006 of approximately 30%.

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

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB 101. SAB 104’s primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was modified as a result of the issuance of Emerging Issues Task Force (EITF) Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). The adoption of SAB 104 did not have a material impact the Company’s financial position or results of operations.

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

Royalty Revenue. Royalty revenue is recognized as the related product is sold. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. (See Note 1 to the Condensed Consolidated Financial Statements – Revenue Recognition).

Accounting for Stock-Based Compensation. Through the end of fiscal 2005, we accounted for stock-based compensation costs under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148), which permits (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We accounted for our stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we have not recognized any compensation expense for options granted to employees. Options granted to non-employees, as defined under SFAS 123, (as amended by SFAS 148) and EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, are recorded as compensation expense over the contractual service period using the fair market value method in accordance with SFAS 123, which requires using the Black-Scholes option pricing model to determine the fair market value of the option at the original grant date. We granted options to non-employee, outside consultants during fiscal 2003 and 2004. See Note 10 to the financial statements for information regarding options granted to non-employee outside consultants in July 2003 and October 2002. We account for restricted shares to non-employee members of the Board of Directors and executive officers using the intrinsic value method in accordance with APB 25. We granted restricted shares to members of the Board of Directors and executive officers during fiscal 2004 and 2005. See Note 16 to the Condensed Consolidated Financial Statements for restricted stock awards made to the non-employee members of the Board of Directors and to executive officers of the Company.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) amends SFAS 123 and APB 25 and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective for the Company as of the first interim period beginning after June 15, 2005, which is the quarter ending September 30, 2005. Management is currently assessing the effect of SFAS 123(R) on the Company’s financial position or results of operations. To date the Company has expensed all share-based payments to non-employees and all restricted shares granted. The effect of the statement will relate only to the Company’s expensing of stock options.

Restricted Shares. The Company has implemented a practice of granting restricted shares to the members of its Board of Directors as well as to its executive officers, as permitted under its stock option plans, as a component of Board and executive officer compensation arrangements. In response to growing industry concerns related to the effect of expensing stock options, the Company has diversified its compensation arrangements to reduce the number of total options granted to board members and executive officers. The compensation arrangements now include the granting of restricted shares as well as, for executive officers, a greater component of incentive cash compensation. All compensation expense related to the Board of Directors is being recorded as a component of selling, general and administrative expense. All compensation expense related to the executive officers is currently recorded as a component of either selling, general and administrative expense or research and development expense, dependent on the executive officer’s functional area. The first restricted shares were granted to the Board of Directors in December 2003 and the first restricted shares to executive officers were granted in July of 2004.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated due to uncollectibility. We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, significant one-time events and historical experience with each customer. Also, we record additional reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to specific customers change, our estimates of the recoverability of receivables would be adjusted. We believe our allowance at June 30, 2005 was sufficient to cover all existing accounts receivable.

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

Results of Operations

Comparison of Fiscal Years 2005 and 2004

The following table summarizes our operating results for the fiscal year ended June 30, 2005 compared to the fiscal year ended June 30, 2004:

	Fiscal Year Ended				Percent Change from FY 04 to FY 05
	June 30, 2005 ($ millions)	% of Total Revenues	June 30, 2004 ($ millions)	% of Total Revenues
REVENUES:

Total Revenues	$61.4	100%	$58.2	100%	5%

Net Sales	$40.4	66%	$36.4	62%	11%
Research & Development Revenue	$0.3	0%	$0.7	1%	(63)%
Royalty Income	$20.8	34%	$21.2	36%	(2)%

EXPENSES:

Cost of Products Sold	$17.7	29%	$16.1	28%	8%
Research & Development Expense	$15.1	25%	$16.4	28%	(8)%
Selling, General & Administrative Expense	$11.8	19%	$8.7	15%	36%

INTEREST INCOME:	$1.3	2%	$1.1	2%	11%

NET INCOME:	$12.9		$13.0		—

Total Revenue and Net Sales. Total revenues increased 5% to $61.4 million in fiscal 2005 from $58.2 million in fiscal 2004.

Net sales of products increased 11% to $40.4 million for fiscal 2005 from $36.4 million for fiscal 2004. The increase in net sales was primarily attributable to sales of our biomaterials products, specifically our cardiology products, which grew 30% in fiscal 2005 over fiscal 2004. Cardiology product sales to St. Jude Medical, our largest cardiology customer, were $16.3 million compared to $12.8 million in the prior year, due to increased collagen plug revenues, including $540,000 related to development of two new collagen plug product enhancements. Sales of anchors to St. Jude Medical decreased $282,000 from the prior year. As previously discussed, orthopaedic sales decreased 4%, or $974,000, from fiscal 2004 mainly related to sales of sports medicine products to Arthrex, which decreased 27%, or $4.7 million. This was almost entirely offset by product sales to Orthovita that increased $4.2 million, or 142%, to $7.2 million from $3.0 million in fiscal 2004. In addition, TriActiv sales of approximately $515,000, increased 137% from the prior year. This increase was due to sales in the U.S. of $213,000, following the Company’s April launch of the TriActiv System and first quarter of direct commercial sales in the U.S., and sales in Europe of $303,000, which included sales of the new TriActiv FX, which launched in late March 2005. The TriActiv sales represented just over 1% of our total sales in fiscal 2005.

Research and Development Revenue. Research and development revenues decreased 63% to $253,000 for fiscal 2005 from $688,000 for fiscal 2004. Fiscal 2005 revenues were generated under the NIST synthetic vascular graft development grant, which concluded in September 2004. In the prior fiscal year, revenues were generated under the NIST synthetic vascular graft development grant and the NIH breast cancer drug delivery grant, which concluded in September 2003 and October 2003, respectively. The decrease from the prior fiscal year reflects the conclusion of the NIST vascular graft development grant in October 2004, which provided $634,000 of revenue in fiscal 2004 and only $253,000 in fiscal 2005.

Royalty Income. Royalty income decreased 2% to $20.8 million for fiscal 2005 from $21.2 million for fiscal 2004. Angio-Seal royalty income decreased 12% to $18.5 million from $20.9 million in fiscal year 2005 and 2004, respectively. The decrease in Angio-Seal royalty income was primarily due to a 33% decline, from 9% to 6%, in the contracted royalty rate which occurred in April 2004. The original rate of 12% was contractually reduced from 12% to 9%, in accordance with our License Agreements, during the fiscal quarter ended December 31, 2000 when a cumulative one million Angio-Seal units had been sold. One final contracted decrease in the royalty rate, to 6%, occurred upon reaching four million cumulative units sold in April 2004 and was the effective royalty rate at June 30, 2005. The decrease in royalty rate was partially offset by a greater number of units sold. Royalty units increased 19%, as approximately 1.6 million Angio-Seal units were sold to end-users during fiscal 2005 compared to approximately 1.3 million units sold during fiscal 2004. We believe that the increase in units is due to St. Jude Medical’s continued sales and marketing efforts, which are resulting in greater market share and overall increased adoption of vascular closure devices in the market. St. Jude Medical’s market share is estimated at 65% in fiscal 2005 up from 60% in fiscal 2004 and worldwide market penetration of vascular closure devices is estimated at approximately 47% in fiscal 2005 up from approximately 40% in fiscal 2005 and 2004, respectively. Partially offsetting the Angio-Seal royalty income decrease were royalties from Orthovita on the Vitoss and Vitoss FOAM product lines. Total royalty income from Orthovita was approximately $2.3 million for fiscal 2005 compared to $288,000 for the fiscal year 2004. These royalties are received under the March 2003 manufacturing, development and supply agreement between our two companies and the acquisition of the separate VITOSS proprietary rights from a third party inventor of the VITOSS technology, both of which are discussed above. Also see Note 1 to the Condensed Consolidated Financial Statements – Patents and Proprietary Rights.

Cost of Products Sold. Cost of products sold increased 10% to $17.7 million in fiscal 2005 from $16.1 million in fiscal 2004 while gross margin was 56% for both periods. Due to our plans to transition to a new facility, an acceleration of depreciation charge (described above) was recorded for $440,000 as a component of cost of goods sold. Offsetting this charge in cost of goods sold were higher margins on our biomaterials products attributable to higher volumes of cardiology product sales, which resulted in manufacturing efficiencies, increased volume in and additional experience on our spine product manufacturing processes, and continued allocation of overhead across greater sales volumes, resulting in a decrease in per unit costs. The higher margins on biomaterials products were slightly offset by lower margins on the TriActiv device related to low volume and the early stage of the manufacturing process. We expect that the TriActiv margins will continue to be lower than our biomaterials product margins until our manufacturing process matures and volumes increase.

Research and Development Expense. Research and development expense decreased 8% to $15.1 million in fiscal 2005 compared to $16.4 million in fiscal 2004. Research and development expense also decreased as a percentage of total revenue to 25% from 28% for the fiscal years ended June 30, 2005 and June 30, 2004, respectively. The expense reductions were primarily due to the TriActiv System on which spending decreased $1.2 million, or 12%, to $8.9 million in fiscal year 2005 compared to $10.1 million in fiscal 2004. Clinical trial expenses of $557,000 were $2.4 million less in fiscal 2005 than in fiscal 2004, due to the conclusion of the PRIDE clinical trial in March 2004. Clinical trial expenses in fiscal 2005 related to the TriActiv FX ASPIRE study. This decrease was offset by increases in personnel costs, including travel expenses, restricted share and incentive compensation expense ($894,000), facility and office costs, including the acceleration of depreciation charge ($350,000), legal and consulting expenses ($156,000) and operational and design costs ($725,000) associated with new generations of the TriActiv product, specifically the TriActiv LFX System, the TriActiv Carotid System and the Thrombus Removal Flush & Extraction System.

Biomaterials and other proprietary technologies spending decreased $72,000 to $6.2 million in fiscal 2005 from $6.3 million in fiscal 2004. The primary reason for the decrease were the efforts of several research and development personnel throughout fiscal 2005 on work performed for and reimbursed by St. Jude Medical, resulting in the salaries and personnel costs of such employees being recorded as a component of cost of products sold as the related revenue was recorded as a component of sales. This work included the development of three new product enhancements to the Angio-Seal collagen plug. The total of all applicable personnel costs related to this effort was $346,000 and was recorded as cost of products sold. In addition, depreciation expense, excluding the acceleration of depreciation related to the facility transition, decreased $99,000 related to the conclusion of the NIST grant. Depreciation on assets purchased for our NIST grant were fully depreciated as of the conclusion of the grant in October 2004, thereby reducing our biomaterials depreciation expense in fiscal 2005 as compared to fiscal 2004. Offsetting these decreases, were legal fees which were higher related to a greater number of patent filings and increased patent maintenance fees of $112,000 and additional operational and design development costs of $278,000 related to development of new products and processes for our current and prospective customers. We expect research and development expenses to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 36% to $11.8 million in fiscal 2005 from $8.7 million in fiscal 2004.

General and administrative expenses increased $1.8 million to $6.3 million in fiscal 2005 from $4.5 million in fiscal 2004. This was attributable to increases of $372,000 in personnel costs, including restricted stock expense, $216,000 in facility costs, including rent, electric, but primarily depreciation which increased $170,000 (including a $64,000 acceleration of depreciation charge - described above), $415,000 in professional services, $132,000 in public company expenses, including board compensation and SEC filing fees and $170,000 in bad debt expense. In addition, general and administrative expense for fiscal 2005 includes $477,000 related to the amortization of intellectual proprietary rights acquired in August 2004. (See Note 1 - Patents and Proprietary Rights).

Personnel expense has increased primarily due to the issuance of restricted shares and the related expense which was $581,000 in fiscal 2005 compared to $258,000 in fiscal 2004. Professional service fees, which include audit and tax fees and Sarbanes-Oxley consulting fees increased primarily as a result of the Sarbanes-Oxley Act of 2002, for which the Company expensed $412,000 in fees related to compliance for the fiscal year ended 2005. Bad debt expense increased due to a prior year collection of a previously reserved amount of $116,000. In the current period bad debt expense was $54,000, resulting in a $170,000 cumulative increase from the prior year comparable period.

Sales and marketing expenses increased $1.3 million to $5.5 million in fiscal 2005 from $4.2 million in fiscal 2004. This increase was primarily the result of our U.S. commercial launch efforts for the TriActiv System, which increased $1.4 million in fiscal 2005 from fiscal 2004. Personnel expenses for the U.S. sales and marketing department increased $957,000 relating to the expenses of the Endovascular direct sales force. As of June 30, 2005, we had a total of 24 sales and marketing personnel including 12 sales representatives, compared to a total of three sales and marketing employees at June 30, 2004. Travel costs increased $241,000 due to recruiting and training conducted for the new sales team as well as post-launch travel to prospective customers/hospitals. In addition, there was an increase of $91,000 in marketing expenses related to pre-launch and post-launch activities such as product training for the new sales team and the creation of marketing materials.

The TriActiv System European sales and marketing costs decreased 4%, or $91,000. This was due to the conclusion of the FIRST study, a study to examine cost effectiveness of the TriActiv System in saphenous vein graft patients, to support reimbursement of the product in Europe. This study concluded in December 2004. The FIRST study results showed that the TriActiv System substantially reduced 30-day MACE compared to a historical control of patients treated with embolic protection. The reductions in complication rates will be used to generate a cost effectiveness analysis of the TriActiv System which will be important for reimbursement in European countries, expected to be applied in fiscal 2006. FIRST study expenses were $657,000 in fiscal 2004 compared to $359,000 in fiscal 2005, a decrease of $298,000. This was offset by increases in personnel, marketing and convention expenses of $62,000, $67,000 and $79,000, respectively. This was in part due to a 7% increase in the foreign currency exchange rate as well as the increased marketing efforts related to the launch of the new TriActiv FX System.

Net Interest Income. Interest expense decreased $61,000, or 93%, to $5,000 in fiscal 2005 from $66,000 in fiscal 2004. This was due to a lower principal balance on our debt balance as we continued to make our required quarterly payments. Interest income increased by 11% to $1.3 million in fiscal 2005 from $1.1 million in fiscal 2004. Although our cash and investment balances decreased, this was more than offset by higher interest rates.

Other Non-Operating Income (Expense). Other non-operating income was $45,000 for fiscal 2005 compared to other non-operating expense of 16,000 for fiscal 2004. This increase related primarily to $54,000 of revenue recognized from a $500,000 opportunity grant we received from the Commonwealth of Pennsylvania Governor’s Action Team (See Liquidity and Capital Resources Section and Note 20). The remainder was due to net loss or gain on the sale of fixed assets.

Comparison of Fiscal Years 2004 and 2003

The following table summarizes our operating results for the fiscal year ended June 30, 2004 compared to the fiscal year ended June 30, 2003:

	Fiscal Year Ended				Percent Change from FY 03 to FY 04
	June 30, 2004 ($ millions)	% of Total Revenues	June 30, 2003 ($ millions)	% of Total Revenues
TOTAL REVENUES:

Total Revenues	$58.2	100%	$44.4	100%	31%

Net Sales	$36.4	62%	$27.1	61%	34%
Research & Development Revenue	$0.7	1%	$1.0	2%	(28)%
Royalty Income	$21.2	36%	$16.3	37%	30%

EXPENSES:

Cost of Products Sold	$16.1	28%	$12.2	27%	32%
Research & Development Expense	$16.4	28%	$14.5	33%	13%
Selling, General & Administrative Expense	$8.7	15%	$7.4	17%	17%

INTEREST INCOME:	$1.1	2%	$1.2	3%	(7)%

NET INCOME	$13.0	22%	$8.8	20%	47%

Total Revenue and Net Sales. Total revenues increased 31% to $58.2 million in fiscal 2004 from $44.4 million in the fiscal 2003. Net sales of products increased 34% to $36.4 million for fiscal 2004 from $27.1 million for fiscal 2003. The increase in net sales was primarily attributable to increased sales of our biomaterials products, specifically our orthopaedic products, which increased 97% in fiscal 2004 over fiscal 2003. Orthopaedic product sales increased as a result of increased sports medicine product sales to Arthrex, our largest orthopaedic customer, and the initial sales of a new spine product line to Orthovita under an agreement entered into in March 2003. Sales to these two customers increased $7.8 million, or 80%, and $3.0 million, which was entirely new business, respectively, over fiscal 2003. These increases were partially offset by a $1.7 million, or 12% decrease in Angio-Seal component sales. The decrease in Angio-Seal component sales was related to the on-going transition of the manufacture of the absorbable polymer anchor from us to St. Jude Medical offset in part by increases in sales of the collagen component related to increased sales volume of the Angio-Seal device. The TriActiv sales represented less than 1% of our total sales in fiscal 2004 and fiscal 2003.

Research and Development Revenue. Research and development revenues decreased 28% to $688,000 for fiscal 2004 from $963,000 for fiscal 2003. Fiscal 2004 revenues were generated under a NIST synthetic vascular graft development grant and a NIH breast cancer drug delivery grant. In the prior fiscal year, revenues were generated under these same two grants in addition to the NIST articular cartilage grant. The NIH breast cancer drug delivery grant provided revenue for four of the twelve months of fiscal 2004, as the project concluded in October 2003. The NIST vascular graft grant provided revenue for the entire year. The decrease from the prior fiscal year reflects the conclusion of the NIST articular cartilage grant in October 2002, which provided $193,000 of revenue in fiscal 2003 and did not provide revenue in fiscal 2004. In addition, the decrease from the prior year reflected a decrease in reimbursements under the synthetic vascular graft grant, which generated $634,000 in revenue for fiscal 2004 compared to $724,000 for fiscal 2003. This decrease was attributable to the timing of animal studies, which are a significant component of the total reimbursement under the grant. Specifically, an animal study concluded prior to the second quarter of fiscal 2004 and another animal study started in late third fiscal quarter of 2004, in contrast to fiscal 2003 where an animal study was being conducted throughout the year.

The following table summarizes the research and development revenue for the fiscal year ended June 30, 2004 compared to the fiscal year ended June 30, 2003:

Grant	Fiscal 2004	Fiscal 2003	Percentage Change from FY 03 to FY 04
NIST Articular Cartilage	$0	$193,000	(100)%
NIST Vascular Graft	634,000	724,000	(12)%
NIH Breast Cancer Drug Delivery	54,000	46,000	17%

Total R&D Revenue	$688,000	$963,000	(28)%

Royalty Income. Royalty income increased 30% to $21.2 million for fiscal 2004 from $16.3 million for fiscal 2003. The increase in royalty income was primarily due to an increase in Angio-Seal royalties from St. Jude Medical. This increase occurred despite a 33% decline, from 9% to 6%, in the contracted Angio-Seal royalty rate in April 2004. Our royalty rate as of June 30, 2004 was 6%. The increase in royalty income despite the fourth quarter reduction in royalty rate reflected a greater number of units sold as well as an increase in the average selling price for the Angio-Seal. Royalty units increased 38%, as approximately 1.3 million Angio-Seal units were sold to end-users during fiscal 2004 compared to approximately 967,000 units sold during fiscal 2003. We believe that the increase in units is due to St. Jude Medical’s continued sales and marketing efforts, which are resulting in greater market share and overall increased adoption of vascular closure devices in the market. St. Jude Medical’s market share was estimated at 60% in fiscal 2004 up from 55% in fiscal 2003 and worldwide market penetration is estimated at over 40% up from approximately 35% in fiscal 2004 and 2003, respectively. St. Jude Medical launched the most recent generation of the Angio-Seal product line, the STS Plus platform in September 2003 (commanding a premium price over the previous version of the device). In fiscal 2004, royalty income also included a new royalty from Orthovita under the March 2003 manufacturing, development and supply agreement between our two companies. This royalty is received on all co-developed VITOSS products of end-user sales of such products by Orthovita. The first royalty was earned in the third quarter of fiscal 2004 when Orthovita commercially launched the first co-developed products. Royalty income from Orthovita was approximately $300,000 for the fiscal year 2004.

Cost of Products Sold. Cost of products sold increased 32% to $16.1 million in fiscal 2004 from $12.2 million in fiscal 2003 while gross margin increased to 56% from 55% for the same periods. The increase in gross margin reflected the higher margins on our biomaterials products attributable in part to higher volumes, which resulted in manufacturing efficiencies, as well as continued allocation of overhead across greater sales volumes, resulting in a decrease in per unit costs. The higher margins were slightly offset by lower margins on the TriActiv device and new biomaterials products, specifically Orthovita. The TriActiv margins will continue to be lower than our biomaterials product margins until our manufacturing process matures and volumes increase. Also, we initiated a new product line during the third fiscal quarter 2004, Orthovita’s VITOSS Foam products. During the initial phases of production of this product line we incurred higher costs due to the learning curve associated with new products.

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

Expense increases were also attributable to our continued development efforts on the TriActiv device, including clinical trial expenses. Research and development expenses related to the TriActiv System increased $493,000, or 5%, to $10.1 million in fiscal 2004 from $9.6 million in fiscal 2003. Expense increases occurred in personnel costs ($372,000), facility costs, including rent, electric and depreciation ($164,000) and patent counsel fees and other consulting costs ($208,000), all of which were to support the final efforts on our PRIDE clinical study and the growth in the development efforts on the next generation of the TriActiv device, the TriActiv LFX. These cost increases were partially offset by a $225,000 decrease in fiscal 2004 from fiscal 2003 in various product design costs related to the TriActiv SVG application. During fiscal 2004, there were many new design features/ease of use improvements for the TriActiv product. As of the third fiscal quarter 2004, many of these design enhancements had been implemented and the expenses related to these improvements were not at the level they had been during the prior year. In addition, there was a decrease in clinical trial costs ($61,000) due to the conclusion of enrollment in the PRIDE clinical study in March 2004.

Selling, General and Administrative Expense. Selling, general and administrative expense increased 17% to $8.7 million in fiscal 2004 from $7.4 million in fiscal 2003. Sales and marketing expenses increased $900,000 to $4.2 million in fiscal 2004 from $3.3 million in fiscal 2003. This increase related primarily to the TriActiv European sales and marketing efforts, which increased $695,000 mainly due to a marketing clinical study in support of third party reimbursement of TriActiv in Europe. The clinical study expenses increased $356,000 to $657,000 in fiscal 2004 from $302,000 in fiscal 2003. In addition, increases occurred in the overall operations in Europe to support our clinical and commercial efforts, including personnel costs ($195,000), convention and travel expenses ($65,000), as well as office and facility costs, including rent, phone, and electric ($56,000). These increases in the European sales and marketing expenses include an exchange rate premium from fiscal 2003 to 2004. The average exchange rate in fiscal 2003 was $1.05, whereas the average exchange rate in fiscal 2004 was $1.19. Of the increases above, approximately $60,000 of the $695,000 related to the increase in the exchange rate, or 14% of each of the increases stated above was directly related to the difference in the exchange rate. The U.S. marketing expenses increased $205,000 to $1.7 million in fiscal 2004 from $1.5 million in fiscal 2003. This increase was primarily for personnel expenses ($148,000) and pre-launch activities, such as marketing materials and publications ($52,000), as we prepare for our commercial launch of the TriActiv device in the U.S.

General and administrative expenses increased $359,000 to $4.5 million in fiscal 2004 from $4.1 million in fiscal 2003. This was attributable to increases of $392,000 in personnel costs, $63,000 in facility costs, including rent, electric and depreciation and $321,000 in increased professional services and public company expenses, including investor relations and SEC filing fees. These personnel and facility cost increases were primarily related to the support of our continued sales and research and development growth, while increased professional fees as well as personnel costs were related to complying with the Sarbanes-Oxley Act of 2002 (SOA). Offsetting these increases was a decrease of $218,000 in audit and tax fees and a $210,000 decrease in the allowance for doubtful accounts. Although the audit portion of our fees increased in fiscal 2004 compared to fiscal 2003, our tax services fees in fiscal 2004 decreased by $275,000 related to a $325,000 professional service fee in fiscal 2003 for the research and development tax credit project performed. There was a $50,500 professional service fee in fiscal 2004 when the final portion of the research and development tax credit project was performed. Related to the accounts receivable allowance, we were carrying a receivables reserve for an amount due from a company that had filed for bankruptcy. The outstanding balance was subsequently paid and the reserve was no longer required.

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

Liquidity and Capital Resources

Our cash, cash equivalents and investments were $44.9 million at June 30, 2005, a decrease of $16.2 million from our balance of $61.1 at the end of our prior fiscal year, June 30, 2004. In addition, our working capital was $57.8 million at June 30, 2005, a decrease of $14.9 million from our working capital of $72.7 million at June 30, 2004.

Operating Activities

Net cash provided by our operating activities was $12.3 million and $19.9 million in the fiscal years ended June 30, 2005 and 2004, respectively. In the fiscal year ended June 30, 2005, we had net income of $12.9 million, a tax benefit from the exercise of stock options of $1.1 million, non-cash employee stock-based compensation of $612,000 and non-cash depreciation and amortization of $4.5 million. Cash used as a result of changes in asset and liability balances was $6.9 million. The decrease in cash related to the change in assets and liabilities was primarily due to an increase in accounts receivable ($3.5 million), prepaid expenses and other current assets ($2.2 million) and inventory ($2.2 million) and a decrease in accounts payable and accrued expenses ($1.8 million). This was partially offset by a decrease in the deferred tax asset ($1.9 million) and an increase in current and non-current deferred revenue ($901,000).

The increase in accounts receivable primarily related to the increased sales volume during the final month of the fourth quarter of fiscal 2005 as compared to the same period of fiscal 2004. Higher inventory levels related primarily to the build up of TriActiv component parts as a result of our U.S. commercial launch in April 2005. Prepaid expenses and other current assets were up related to an increase in prepaid insurance due to higher total premiums on our business policies in fiscal 2005 over fiscal 2004 ($125,000), greater deposits on equipment primarily related to year end orders for equipment to be placed into our new facility ($2 million) and our an increase in our general prepaid balance for various company expenses, including but not limited to, maintenance contracts, future exhibition expenses, and dues and subscriptions ($67,000). Accounts payable and accrued expenses grew primarily in our trade accounts payable balance, specifically for purchases related to our new building and our business expansion. The increase in accounts payable was somewhat offset by a decrease in accrued expenses related to federal tax payments made during fiscal 2005. The deferred revenue balance increased related to an opportunity grant received from the Department of Community and Economic Development of the Commonwealth of Pennsylvania (the DCED) (see below). Finally, the decrease in the deferred tax asset balance was primarily due to the utilization of the majority of our deferred tax assets and increases to our deferred tax liabilities (See Note 9).

Opportunity Grant

In November 2004, the Company was awarded a $500,000 opportunity grant from the DCED. This grant was awarded to the Company in recognition of the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant is conditioned upon meeting the following three criteria: (1) the Company will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land, building construction and machinery and equipment within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company will operate at its new facility for a minimum of 5 years. The Company received the cash payment of $500,000 in its third fiscal quarter 2005. Revenue will be recognized as earned over the longest period contained within the grant commitment terms (five years from the date of occupancy of the Company’s new facility). This date of satisfaction of the last grant commitment is expected to be in December 2010, assuming the original expectation for a transition to the new facility in January 2006. As of June 30, 2005 approximately $54,054 of revenue was recognized related to this grant as a component of Other Income.

Investing Activities

Cash used in investing activities was $17.1 million for the year ended June 30, 2005. This was the result of purchase and redemption activity within our investment portfolio and capital spending related to the construction of our new facility (see below) and ongoing expansion of our manufacturing capabilities. In addition, we spent $2.6 million for the acquisition of the intellectual property rights of an inventor of the VITOSS technology and $250,000 for the acquisition of patents and proprietary rights complementary to our biomaterials platform (See Note 6).

During the period, investments of $27.1 million either matured, were sold or were called. We subsequently purchased new investments with these proceeds for total investment purchases of $22.1 million, providing net cash through investment activity of $5 million. See Note 1 to the financial statements included in this annual report for a description of our available-for sale securities.

We had a $25.0 million capital spending plan for fiscal 2005, of which up to $20 million was authorized for our new facility (see discussion below) by the end of our fiscal 2005, and the remainder authorized to continue to expand our research and development and manufacturing capabilities and upgrade our management information systems (MIS) technology infrastructure. Of this total plan, we have spent $19.3 million during the year ended June 30, 2005, of which $3.8 million related to ongoing operations of the Company. The remaining $15.5 million was for the purchase of land and construction of our new facility. We have a $30.0 million capital spending plan for fiscal 2006, which is to be expended primarily ($20 million) on our new facility (see discussion below) and will also be used to continue to expand our research and development and manufacturing capabilities and upgrade our MIS technology.

New Facility

Our new facility will be located approximately two miles from of our existing facility in Exton, Pennsylvania. Long term, the proposed building site will be able to accommodate a 220,000 square foot facility and thus provide for our future growth and continued expansion. Our construction plan has three phases. Phase one is the construction of a 160,000 square foot building shell and the fit-out of 90,000 square feet of space for our manufacturing and quality assurance operations. Phase one, which began in the first fiscal quarter of 2005 is expected to be completed early in our third quarter of fiscal 2006 and have a total estimated cost of $35 million, including the land purchase. Phase two will complete the interior fit-out of the 160,000 square feet and is anticipated to be complete within four months of phase one, or in the early fourth quarter of fiscal 2006. The second phase would allow the complete transition of all our personnel and operations to the new facility, with the exception of our model shop. Phase three would bring the building to a 198,000 square foot shell with an additional 13,000 square feet of fit-out, and allow us to bring the entire organization into the new facility. Phase three is expected to be complete by June 30, 2006. Phases two and three are estimated at an additional cost of $11 million, including the purchase of additional land. Our current plan is to finance the construction of this building from current available cash on hand or liquid investments.

Associated with management’s finalization of the plan for transition of its operations to the new facility, which occurred on April 30, 2005, the Company will record an acceleration of depreciation charge related to the assets to be abandoned at the time of transition. The total value of assets to be abandoned was $4.9 million at April 30, 2005 of which an acceleration of depreciation charge of $813,000, was recorded during the Company’s fourth quarter ended June 30, 2005. The remaining $4.1 million is expected to be charged during fiscal year 2006 in addition to moving costs of approximately $400,000, for a total of $4.5 million of transition costs during fiscal 2006.

Financing Activities

Cash used in financing activities was $5.6 million for the year ended June 30, 2005. This was the result of repayments of long-term debt ($219,000) and stock repurchases ($7.9 million) offset by proceeds from the exercise of stock options. The exercise of stock options provided cash of $2.5 million for the year ended June 30, 2005. We believe that option exercises are likely to continue through fiscal 2006 due to the current market price of our common stock compared to the average exercise price of outstanding options.

Debt

On September 1, 2000, we incurred an obligation in the amount of $4.5 million in conjunction with the acquisition of THM Biomedical, Inc. The obligation was due in equal quarterly installments. In September 2004 the entire obligation was paid in full. No debt remained on our balance sheet as of June 30, 2005.

Stock Repurchase Program

On August 17, 2004, we announced that our board of directors had reinstated a program to repurchase issued and outstanding shares of the Company’s Common Stock over six months from the date of the board reinstatement. The reinstated plan called for the repurchase of up to 259,500 shares, the balance under the original plan approved in October 2003. For the year ended June 30, 2005, we had repurchased and retired 199,867 shares of common stock under the reinstated program at a cost of approximately $5.1 million, or an average market price of $25.68 per share. This program expired in February 2005.

On March 16, 2005, we announced a new stock repurchase program under which the board approved an additional 400,000 issued and outstanding shares of our Common Stock. This plan expires on September 30, 2005. As with the first stock repurchase program, we plan to continue to repurchase our shares for cash, from time to time in the open market, through block trades or otherwise. The repurchase program does not require the Company to purchase any specific dollar value or number of shares. Any further purchases under the program will depend on market conditions and may be commenced or suspended at any time or from time to time without prior notice. As of June 30, 2005, the Company has repurchased and retired 103,133 shares of Common Stock under this new program at a cost of approximately $2.7 million, or an average market price of $26.58 per share, using available cash. At June 30, 2005, there were 296,867 shares remaining for repurchase under this program.

Research and Development Tax Credit

We recorded tax credits of $493,536, $984,817 and $1,500,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. The entire tax credit recorded for 2003 and $310,000 of the 2004 credit related to qualified research and development activities of the Company for the period 1991 through 2003.

General

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for the TriActiv System and our biomaterials products. In addition to the potential cash requirements associated with our announced reinstatement of the stock repurchase plan (see below), we will continue to fund construction of our new facility to support the continued growth of our biomaterials business and commercial launch of the TriActiv System, as discussed above. We are marketing and selling the TriActiv System in the U.S. through a direct sales force. We anticipate sales and marketing expenses will increase substantially as we continue to invest in the build of our U.S. sales team and increased marketing efforts toward the success of the TriActiv product platform. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. We also believe our cash and investment balances will be sufficient on a longer term basis, however, it will depend on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development and costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

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

Presented below is a summary of our contractual obligations as of June 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations (1), (2)	$523,528	$523,528	—	—	—

Total	$523,528	$523,528	—	—	—

(1)	In accordance with Accounting Principles Generally Accepted in the United States, these obligations are not recorded in the Consolidated Balance Sheet.
(2)	See Note 5 to Consolidated Financial Statements for additional information on our operating leases.

Our estimate of the time periods for which our cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth under the caption “Risk Factors” in this annual report on Form 10-K.

RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect our business, operating results, financial condition, cash flows and prospects as well as adversely affect the value of an investment in our common stock.

Risks Related to Our Business

The TriActiv System was recently introduced in the United States. If the TriActiv System fails to gain or loses market acceptance, our business will suffer.

We expect that sales of the TriActiv System in the United States will account for a significant portion of our revenue in the foreseeable future. Because of its recent commercial introduction, the TriActiv System has limited product and brand recognition. We do not know if the TriActiv System will be successful over the long term. Market acceptance of the TriActiv System may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of the TriActiv System compared to alternative procedures. We have no current plans to conduct such comparative studies. In addition, demand for the TriActiv System may not increase as quickly as we expect. Failure of the TriActiv System to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

We may not be able to obtain the necessary regulatory approvals for the TriActiv FX System or any future generations of the TriActiv Device product platform in the United States.

The FDA has not cleared the TriActiv FX System for marketing nor have we completed the required clinical trials and/or regulatory submissions on other future generations of the product platform. Prior to granting approval for commercial sale or for the commencement of clinical trials on future generations of the device, the FDA may require clarification of information provided in our regulatory submissions, more information or more clinical studies. If granted, FDA approval may impose limitations on the uses for which our products may be marketed or how our products may be marketed. Should we experience delays or be unable to receive clearance from the FDA, our growth prospects will be diminished.

We may not be successful commercializing current or future generations of the TriActiv Device product platform through a direct sales force.

We will commercialize the TriActiv System, which has only recently been approved for sale in the United States, as well as future versions of the TriActiv Device through a direct sales force. We may not be able to successfully recruit, develop and train our own sales force to sell and market the TriActiv FX System or other future generations of the TriActiv product platform. We recently began the development of an initial direct sales and marketing force and must continue to develop and expand this force. We had no prior experience hiring or training a sales and marketing force and may not be able to expand and maintain such a team with adequate technical expertise and which is capable of supporting distribution. If we are unable to successfully commercialize current or future generations of the TriActiv device, our growth prospects will be diminished.

We derive a substantial majority of our revenues from only three customers.

A substantial majority of our total revenues are derived from only three customers. Royalty income from, and sales of biomaterials to, St. Jude Medical associated with the Angio-Seal represented approximately 56% of our total revenue for fiscal 2005 while sales of biomaterials products to Arthrex, a distributor of orthopaedic products, represented approximately 21% of total revenues and sales of biomaterials products to Orthovita represented approximately 16% of total revenue for fiscal 2005. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the Angio-Seal from customers of St. Jude Medical. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers and to the risk that the loss of a major customer would adversely affect our results of operations. For example, as a result of inventory overstock adjustments, sales to Arthrex in fiscal 2005 decreased to $12.8 million from $17.5 million in fiscal 2004. Our relationship with these customers is subject to change at any time.

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

The success of our existing biomaterials products, as well as any we develop in the future, depends on a variety of factors, including our ability to continue to manufacture, sell and competitively price these products and the acceptance of these products by the medical profession. In addition, we may be required to obtain regulatory approval for any future biomaterials products. We will require substantial additional funds to develop and market our biomaterials products. We expect to fund the growth of our biomaterials business out of our operating income, but this operating income may not be sufficient to develop new biomaterials products. To date, we have relied on strategic partners or customers to market and sell our biomaterials products. We cannot assure you that we will commercialize our products successfully through our existing and developing sales force.

We depend on our customers to market and obtain regulatory approvals for their biomaterials products.

We depend on the efforts of our biomaterials customers in marketing their products that include our biomaterials components. There can be no assurance that our customers’ end-use products that include our biomaterials components will be commercialized successfully by our customers or that our customers will otherwise be able to compete effectively in their markets.

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

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Datascope Corporation, Perclose, Inc. (a subsidiary of Abbott Laboratories) and Vascular Solutions, Inc., amongst other smaller competitors. The majority of vascular sealing is performed through manual compression, which represents our primary competition. The TriActiv System is currently commercially available in the United Sates and Europe where our competitors include Boston Scientific Corporation, Johnson and Johnson, Inc., Medtronic, Inc. (which owns Percu-Surge, Inc.) and Guidant Corporation, among others.

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

St. Jude Medical’s and our international sales are subject to a number of risks that could harm future international sales of Angio-Seal and our ability to successfully commercialize new products in international markets.

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

The occurrence of any of these events could seriously harm St. Jude Medical’s or our future international sales.

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

We manufacture all of the products we sell at our existing location in Exton, Pennsylvania. We have purchased land and are currently constructing a new manufacturing facility near our existing facility. We plan to transfer all of our manufacturing processes to this new facility in our second quarter of fiscal 2006. If the transition is delayed, we may have inadequate manufacturing capabilities to meet all of our customers’ requirements. If we are unable to manufacture our customers’ products, or are unable to meet their production requirements, in our existing or new facility for any reason, we may lose revenue and/or may not be able to maintain our relationships with our customers. Although we carry business interruption insurance to cover lost revenue and profits, this insurance would only cover losses experienced in the existing facility or new facility, once complete but does not cover transition delays or complications. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing customers resulting from our inability to produce products for them.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter.

Our operating results have varied significantly from quarter to quarter in the past and are likely to vary substantially in the future as a result of a number of factors, some of which are not in our control, including:

•	market perception and customer acceptance of our products;

•	market perception and acceptance of our customer’s products;

•	our efforts to increase sales of our biomaterials products;

•	our efforts to commercialize the TriActiv System through our existing and developing sales force;

•	our efforts to gain CE Mark and FDA approval for future generations of the TriActiv device;

•	the loss of significant orders;

•	changes in our relationship with St. Jude Medical;

•	our establishment of strategic alliances or acquisitions;

•	timely implementation of new and improved products;

•	delays in obtaining regulatory approvals;

•	reimbursement for our products;

•	increased competition; and

•	litigation concerning intellectual property rights in the medical device industry.

You should not rely upon our results of operations for any particular quarter as an indication of our results for a full year or any other quarter.

Risks Related to Our Intellectual Property

If we are unable to protect our patents and proprietary rights, our reputation and competitiveness in the marketplace may be materially damaged.

We regard our patents, biomaterials trade secrets and other intellectual property as important to our success. We rely upon patent law, trade secret protection, confidentiality agreements and license agreements with St. Jude Medical to protect our proprietary rights. Although we have registered certain of our patents with applicable international governmental authorities, effective patent protection may not be available in every country in which our products are made available, and we have not sought protection for our intellectual property in every country where our products may be sold. The steps we take to protect our proprietary rights may not be adequate to ensure that third parties will not infringe or otherwise violate our patents or similar proprietary rights.

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

The term Angio-Seal is a trademark of St. Jude Medical. All goodwill generated by the marketing and sales of devices bearing the Angio-Seal trademark belongs to St. Jude Medical and not to us. Should the St. Jude Medical license agreements terminate, we would not have the right to call any of our products “Angio-Seal” unless we purchase or license the trademark from St. Jude Medical. Without rights to the Angio-Seal trademark, we would have to market our products under a different trademark. Moreover, upon the termination of the St. Jude Medical license agreements, St. Jude Medical would have the right to compete against us by selling collagen and puncture closure devices under the Angio-Seal trademark. Thus, purchasers of puncture closure devices may be more likely to recognize and purchase products labeled Angio-Seal regardless of whether those devices originate from us.

Risks Related to Our Industry

We may face product liability claims that could result in costly litigation and significant liabilities.

The clinical testing, manufacture and sale of medical products involve an inherent risk that human subjects in clinical testing or consumers of the products may suffer serious bodily injury or death due to side effects or other unintended negative reactions to our products. Accordingly, the clinical testing, manufacture and sale of our products entail significant risk of product liability claims. The medical device industry in general has been subject to significant product liability litigation. Any product liability claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time, attention and resources. We cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all.

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

Compliance with the regulations of these agencies may delay or prevent us from introducing any new or improved products, including future generations of the TriActiv System. Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business.

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

Risks Related To Our Securities

The trading price of our common stock is likely to fluctuate substantially in the future.

The trading price of our common stock may fluctuate widely as a result of a number of factors, some of which are not in our control, including:

•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;

•	quarter to quarter variations in our operating results;

•	announcements regarding clinical activities or new products by us or our competitors;

•	general conditions in the medical device industry;

•	changes in our own forecasts or earnings estimates by analysts;

•	our partners’ ability to meet or exceed the forecasts or expectations of analysts or investors;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many medical device companies; and

•	general economic conditions.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions, as they relate to Kensey Nash, our business or our management, are intended to identify forward-looking statements, but they are not exclusive means of identifying them.

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

Our investment portfolio consists primarily of high quality municipal and U.S. government and corporate obligations. The majority of the above investments have maturities ranging from approximately 4 months to 5 years. In addition, the Company has one security with a maturity of approximately 11 years. Also, there are certain municipal variable rate demand obligations that have maturities ranging from 5 to 30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets and we have an audit committee approved investment strategy which currently limits the duration of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At June 30, 2005, our total portfolio consisted of approximately $40.7 million of investments. While our investments may be sold at anytime because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We had no outstanding debt at June 30, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data required by this item are set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frame specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of fiscal 2005, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal year ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of June 30, 2005, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

Inherent Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that control issues and instances of fraud, if any, within our company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our management’s assessment of our internal control over financial reporting. This audit report appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kensey Nash Corporation

Exton, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kensey Nash Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2005, of the Company and our report dated September 12, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
September 12, 2005

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the information under the captions “Proposal 1—Election of Directors,” “—Nominees,” “—Other Directors,” “—Board Committees,” “—Executive Officers,” “—Corporate Governance Policies and Procedures,” and “—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement in connection with our 2005 Annual Meeting of Stockholders scheduled to be held on December 7, 2005 (the 2005 Proxy Statement), which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2005, or October 28, 2005, pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to the information under the caption “Proposal 1—Election of Directors—Director Compensation” and “—Executive Compensation” in the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Stockholders,” and “—Equity Compensation Plan Information” in the 2005 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the information under the caption “Certain Transactions” in the 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption “Proposal 2—Ratification of Appointment of Auditors—Independent Auditor Fees” in the 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15 (a) 1. FINANCIAL STATEMENTS

The following financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2005 and 2004

Consolidated Statements of Income for the Years Ended June 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kensey Nash Corporation:

Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation and subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kensey Nash Corporation and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
September 12, 2005

KENSEY NASH CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	June 30, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,171,913	$14,615,633
Investments	40,717,522	46,480,854
Trade receivables, net of allowance for doubtful accounts of $8,697 and $13,590 at June 30, 2005 and 2004, respectively	7,863,940	6,005,702
Royalties receivable	5,520,356	4,432,692
Other receivables (including approximately $102,000 and $14,000 at June 30, 2005 and 2004, respectively, due from employees)	1,073,884	511,186
Inventory	5,657,791	3,481,599
Deferred tax asset, current portion	656,047	2,607,669
Prepaid expenses and other	3,568,141	1,418,528

Total current assets	69,229,594	79,553,863

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	3,263,869	—
Leasehold improvements	9,829,592	9,599,237
Machinery, furniture and equipment	22,514,785	18,598,090
Construction in progress—new facility	19,281,491	—
Construction in progress	783,542	2,060,791

Total property, plant and equipment	55,673,279	30,258,118
Accumulated depreciation	(17,065,638)	(14,273,218)

Net property, plant and equipment	38,607,641	15,984,900

OTHER ASSETS:
Deferred tax asset, non-current portion	37,347	2,825
Acquired patents, net of accumulated amortization of $2,430,783 and $1,685,743 at June 30, 2005 and 2004, respectively	4,515,583	2,410,623
Goodwill	3,284,303	3,284,303

Total other assets	7,837,233	5,697,751

TOTAL	$115,674,468	$101,236,514

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,352,712	$1,847,127
Accrued expenses (See Note 4)	5,458,718	4,636,239
Current portion of debt	—	219,147
Deferred revenue	271,681	109,773

Total current liabilities	11,083,111	6,812,286

DEFERRED REVENUE, NON-CURRENT	738,719	—

Total liabilities	11,821,830	6,812,286

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at June 30, 2005 and 2004	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,414,607 and 11,511,806 shares issued and outstanding at June 30, 2005 and 2004, respectively	11,415	11,512
Capital in excess of par value	74,832,658	78,497,472
Retained earnings	29,082,604	16,151,233
Accumulated other comprehensive loss	(74,039)	(235,989)

Total stockholders’ equity	103,852,638	94,424,228

TOTAL	$115,674,468	$101,236,514

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2005	2004	2003
REVENUES:
Net sales	$40,369,453	$36,360,535	$27,071,992
Research and development	253,292	688,353	962,706
Royalty income	20,753,169	21,165,911	16,316,956

Total revenues	61,375,914	58,214,799	44,351,654

OPERATING COSTS AND EXPENSES:
Cost of products sold	17,654,147	16,084,377	12,152,601
Research and development	15,130,679	16,411,081	14,490,116
Selling, general and administrative	11,794,730	8,702,372	7,443,940

Total operating costs and expenses	44,579,556	41,197,830	34,086,657

INCOME FROM OPERATIONS	16,796,358	17,016,969	10,264,997

OTHER INCOME (EXPENSE):
Interest income	1,253,578	1,127,458	1,215,396
Interest expense	(4,559)	(65,760)	(145,302)
Other income	45,480	16,239	724

Total other income - net	1,294,499	1,077,937	1,070,818

INCOME BEFORE INCOME TAX	18,090,857	18,094,906	11,335,815
Income tax expense	(5,159,486)	(5,144,123)	(2,549,480)

NET INCOME	$12,931,371	$12,950,783	$8,786,335

BASIC EARNINGS PER SHARE	$1.13	$1.14	$0.81

DILUTED EARNINGS PER SHARE	$1.06	$1.06	$0.76

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,412,025	11,403,129	10,828,428

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,184,949	12,168,322	11,498,473

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Comprehensive Income	Total
	Shares	Amount
BALANCE, JUNE 30, 2002	10,748,455	$10,748	$67,289,436	$(5,585,885)	$(147,258)		$61,567,041
Exercise of stock options	618,520	619	6,091,865				6,092,484
Tax benefit from exercise of stock options			2,599,494				2,599,494
Stock options granted to non-employee			375,550				375,550
Net income				8,786,335		$8,786,335	8,786,335
Foreign currency translation adjustment					(3,257)	(3,257)	(3,257)
Change in unrealized gain on investments (net of tax)					132,141	132,141	132,141

Comprehensive income						$8,915,219

BALANCE, JUNE 30, 2003	11,366,975	$11,367	$76,356,345	$3,200,450	$(18,374)		$79,549,788

Exercise of stock options	285,331	286	3,386,148				3,386,434
Stock repurchase	(140,500)	(141)	(2,998,133)				(2,998,274)
Tax benefit from exercise of stock options			1,708,479				1,708,479
Stock options granted to non-employee			11,378				11,378
Employee stock-based compensation			33,255				33,255
Net income				12,950,783		$12,950,783	12,950,783
Foreign currency translation adjustment					68,569	68,569	68,569
Change in unrealized loss on investments (net of tax)					(286,184)	(286,184)	(286,184)

Comprehensive income						$12,733,168

BALANCE, JUNE 30, 2004	11,511,806	$11,512	$78,497,472	$16,151,233	$(235,989)		$94,424,228

Exercise of stock options	196,067	196	2,515,270				2,515,466
Stock repurchase (See Note 11)	(303,000)	(303)	(7,886,162)				(7,886,465)
Tax benefit from exercise of stock options			1,094,466				1,094,466
Employee stock-based compensation	9,734	10	611,612				611,622
Net income				12,931,371		$12,931,371	12,931,371
Foreign currency translation adjustment					14,347	14,347	14,347
Change in unrealized gain on investments (net of tax)					147,603	147,603	147,603

Comprehensive income						$13,093,321

BALANCE, JUNE 30, 2005	11,414,607	$11,415	$74,832,658	$29,082,604	$(74,039)		$103,852,638

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$12,931,371	$12,950,783	$8,786,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,503,840	4,319,247	3,203,434
Employee stock-based compensation	611,622	33,255	—
Tax benefit from exercise of stock options	1,094,466	1,708,479	2,599,494
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(3,519,895)	(2,039,797)	(50,751)
Deferred tax asset	1,917,100	504,166	(192,383)
Prepaid expenses and other current assets	(2,228,063)	1,076,230	(1,084,128)
Inventory	(2,176,192)	(277)	(962,398)
Accounts payable and accrued expenses	(1,774,319)	1,445,341	2,227,180
Deferred revenue	161,908	(85,287)	(97,975)
Deferred revenue, non-current	738,719	—	—

Net cash provided by operating activities	12,260,557	19,912,140	14,428,808

INVESTING ACTIVITIES:
Purchase of land for new facility	(3,263,869)	—	—
Additions to property, plant and equipment	(3,788,384)	(5,182,290)	(4,861,101)
Additions to new facility construction in progress	(12,254,862)	(918,442)	—
Purchase of proprietary rights	(2,850,000)	—	—
Sale of investments	27,130,000	13,290,000	33,325,000
Purchase of investments	(22,104,234)	(27,146,372)	(38,433,294)

Net cash used in investing activities	(17,131,349)	(19,957,104)	(9,969,395)

FINANCING ACTIVITIES:
Repayments of long term debt	(219,147)	(836,989)	(1,253,250)
Purchase of restricted investments	—	—	(48,927)
Sale of restricted investments	—	—	2,161,999
Stock repurchase	(7,886,465)	(2,998,274)	—
Proceeds from exercise of stock options	2,515,466	3,386,434	6,092,484

Net cash (used in) provided by financing activities	(5,590,146)	(448,829)	6,952,306

EFFECT OF EXCHANGE RATE ON CASH	17,218	68,569	(3,257)
(DECREASE) INCREASE IN CASH	(10,443,720)	(425,224)	11,408,462
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,615,633	15,040,857	3,632,395

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,171,913	$14,615,633	$15,040,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,559	$65,760	$145,302

Cash paid for income taxes	$4,171,567	$277,332	$873,030

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
Increase in prepaid expense related to non-employee stock options (See Note 10)	$—	$11,378	$375,550

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2005, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Kensey Nash Corporation (“Kensey Nash” or the “Company”) is a leading medical technology company providing innovative solutions, via novel technologies, to a wide range of medical procedures. The Company has expanded well beyond its beginnings in arterial puncture closure and today provides a wide range of products into multiple medical markets, primarily cardiovascular, sports medicine and spine, amongst others. As the inventor of the Angio-Seal™ Vascular Closure Device (Angio-Seal), a device designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations, the Company was the first company to place an absorbable biomaterial component into the human vascular system. As pioneers in this field of absorbable biomaterials, the Company has developed significant experience, expertise and competitive advantage in the design, development, manufacture and processing of absorbable biomaterials for medical applications.

The Company has developed, assisted in developing and is manufacturing absorbable biomaterials products for leading companies in the orthopaedic, cardiology, drug/biologics delivery, periodontal, general surgery and wound care markets for incorporation into their products. The Company is also, independently or on behalf of our customers, designing and developing various new absorbable biomaterials products for these markets.

The Company has also developed the TriActiv® Balloon Protected Flush Extraction System, a device designed to provide embolic protection during the treatment of diseased vessels, with an initial application in diseased saphenous vein grafts. The TriActiv device is a balloon embolic protection device in a market populated or pursued by both balloon and filter devices. While both approaches have pros and cons, the Company believes the unique design of the TriActiv device as a system offering three key features: an embolic protection balloon, a flush catheter and an active, controlled extraction system, offers the most complete and effective solution to embolic protection. The original TriActiv System was commercially launched in Europe in May 2002 using a direct sales force in Germany and distributors throughout the rest of Europe. In the United States the TriActiv System was launched in April 2005, following March 2005 receipt of FDA clearance, through the Company’s first direct sales force in the U.S. The Company’s sales team in the U.S. currently includes 12 sales representatives strategically located throughout the U.S. The TriActiv FX, an improved version of the original device primarily enhancing ease-of-use and also having an application in the SVG, was launched in Europe in April 2005 and is in clinical trials in the U.S. The Company anticipates enrollment in this U.S. clinical trial, the ASPIRE study, will be complete by December 2005 with a commercial launch during our fourth fiscal quarter of fiscal 2006.

Future generations of the TriActiv device, currently in development, will address additional markets. These future applications will potentially include the treatment of diseased carotid, peripheral and native coronary arteries as well as acute myocardial infarction (AMI) (a heart attack) and the removal of thrombus during such treatment.

As mentioned above, we were the original designer, developer and manufacturer of the Angio-Seal, the leading product in arterial puncture closure. The Angio-Seal is manufactured, marketed and sold by St. Jude Medical, Inc.

Principles of Consolidation and Basis of Presentation - The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash Europe GmbH. All intercompany transactions and balances have been eliminated. The Company was incorporated in Delaware on August 6, 1984. Kensey Nash Holding Company, incorporated in Delaware on January 8, 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash GmbH, incorporated in Germany in January 2002, was formed for the purpose of European sales and marketing of the TriActiv device, which was commercially launched in Europe in May 2002.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximated fair value as of June 30, 2005 and 2004. The fair value of short-term investments is based on quoted market prices.

Investments - Investments at June 30, 2005 consisted primarily of high quality municipal and U.S. government and corporate obligations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets. The Company’s entire investment portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Comprehensive Income) and realized gains and losses in other income.

In March 2004, the FASB ratified the Emerging Issues Task Force Issue (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 requires certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements under EITF 03-1 were effective for fiscal years ending after December 15, 2003 and the recognition and measurement requirements are effective for periods beginning after June 15, 2004. The Company has included the required disclosures in these financial statements. On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, which delayed the effective dates indefinitely of paragraphs 10-20 of EITF 03-1, paragraphs providing guidance on how to evaluate and recognize an impairment loss that is other than temporary. The Company’s adoption of the recognition and measurement requirements of EITF 03-1 did not have a material impact on the Company’s financial position or results of operations.

The following is a summary of available-for-sale securities at June 30, 2005 and 2004:

	Year Ended June 30, 2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$31,972,820	$31,417	$(128,559)	$31,875,678
U.S. Government Agency Obligations	5,971,714	—	(4,054)	5,967,660
U.S. Corporate Obligations	3,065,528	—	(191,344)	2,874,184

Total Investments	$41,010,062	$31,417	$(323,957)	$40,717,522

	Year Ended June 30, 2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$42,249,426	$21,641	$(391,248)	$41,879,819
U.S. Government Agency Obligations	2,326,608	—	(145,210)	2,181,398
U.S. Corporate Obligations	2,421,000	8,190	(9,553)	2,419,637

Total Investments	$46,997,034	$29,831	$(546,011)	$46,480,854

The majority of the above investments have maturities ranging from approximately 4 months to 5 years. In addition, the Company has one security with a maturity of approximately 11 years. Also, there are certain municipal variable rate demand obligations that have maturities ranging from 5 to 30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis.

The investment securities shown below currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At June 30, 2005, there were approximately twenty-eight out of forty-two investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the individual securities have been in continuous unrealized loss position, aggregated by investment by category at June 30, 2005 are as follows:

Description	Loss < 12 months		Loss > 12 months		Total
	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$11,471,296	$(76,880)	$4,284,561	$(51,679)	$15,755,857	$(128,559)
U.S. Government Agency Obligations	5,967,660	(4,054)	—	—	5,967,660	(4,054)
U.S. Corporate Obligations	498,430	(1,570)	2,375,754	(189,774)	2,874,184	(191,344)

Total Investments	$17,937,386	$(82,504)	$6,660,315	$(241,453)	$24,597,701	$(323,957)

Comprehensive Income – The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive (loss) income is shown in the consolidated statements of stockholders’ equity at June 30, 2005, 2004 and 2003, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments. The tax effect for fiscal 2005, 2004, and 2003 of other comprehensive income was $76,038, $147,428 and $68,073, respectively.

Inventory - Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	June 30,
	2005	2004
Raw materials	$4,216,895	$2,449,180
Work in process	776,166	603,069
Finished goods	749,638	472,565

Gross inventory	5,742,699	3,524,814
Provision for inventory obsolescence	(84,908)	(43,215)

Inventory	$5,657,791	$3,481,599

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

Property, Plant and Equipment - Property, plant and equipment consists primarily of machinery and equipment, leasehold improvements and construction in progress and is recorded at cost. Maintenance and repairs are expensed as incurred. Machinery, furniture and equipment are depreciated using the straight-line method over its useful life ranging from one to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or useful life of the asset.

Construction of New Facility

The Company’s new facility will be located in the general vicinity of the existing facility. Long term, the proposed building site will be able to accommodate a 220,000 square foot facility and thus provide for the Company’s future growth and continued expansion. The Company’s construction plan has three phases. Phase one is the construction of a 160,000 square foot building shell and the fit-out of 90,000 square feet of space for the Company’s manufacturing and quality assurance operations. Phase one which began in the first fiscal quarter of 2005 is expected to be completed early in the third quarter of fiscal 2006 and have a total estimated cost of $35 million, including the land purchase. Phase two will complete the interior fit-out of the 160,000 square feet and is anticipated to be complete within four months of phase one, or in the fourth quarter of fiscal 2006. The second phase would allow the complete transition of all the Company’s personnel and operations to the new facility, with the exception of the model shop. Phase three would bring the building to a 198,000 square foot shell with an additional 13,000 square feet of fit-out, and allow the Company to bring the entire organization into the new facility. Phase three is expected to be complete by June 30, 2006. Phases two and three are estimated at an additional cost of $11 million, including the purchase of additional land. The Company’s current plan is to finance the construction of this building from current available cash on hand or liquid investments.

Associated with management’s finalization of the plan for transition of its operations to the new facility, which occurred on April 30, 2005, the Company will record an acceleration of depreciation charge related to the assets to be abandoned at the time of transition. The total value of assets to be abandoned was $4.9 million at April 30, 2005 of which an acceleration of depreciation charge of $813,000, was recorded during the Company’s fourth quarter ended June 30, 2005. The remaining $4.1 million is expected to be charged during fiscal year 2006 in addition to moving costs of approximately $400,000, for a total of $4.5 million.

Goodwill – Goodwill represents the excess of cost over the fair value of the identifiable net assets of THM Biomedical, Inc. (THM), a company acquired in September 2000 (see Note 3). Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are subject to annual impairment tests. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives. Adoption of SFAS 142 did not result in the reclassification of any intangible assets, changes in the amortization periods for those intangible assets with definite lives or in the impairment of any intangible assets.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted expected future cash flows to be generated by the related asset are less than the carrying value of the asset, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company borrows.

Accounts Receivable Allowance – The Company had trade receivable allowances of $8,697 and $13,590 at June 30, 2005 and 2004, respectively. The Company established trade receivable allowances of $122,357 and $21,608 and wrote off amounts totaling $59,799 and $1,718 in the years ended June 30, 2005 and 2004, respectively. In addition, for the year ended June 30, 2005, the Company reduced the accounts receivable allowance established during the year by $67,451 which had primarily been established for a customer that we were under negotiations with for a disputed payment. A portion of the customer’s outstanding balance was paid and the remaining portion written off and the specific allowance for the recovered portion was no longer needed. For the year ended June 30, 2004, the Company reduced the fiscal year 2003 accounts receivable allowance by $137,882 which had primarily been established for a customer that had filed for bankruptcy. The customer’s outstanding balance was paid in fiscal year 2004 and the specific allowance was no longer needed. These amounts are included in selling, general and administrative expense for the years ended June 30, 2005 and 2004.

Patents and Proprietary Rights – The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company’s inability to measure the recoverability of these costs when incurred. The entire cost of acquired patents and proprietary rights is being amortized over the remaining period of economic benefit, ranging from 4 to 15 years at June 30, 2005 (See Note 6). The gross carrying amount of such patents and proprietary rights at June 30, 2005 was $6,946,366 with accumulated amortization of $2,430,783. Amortization expense on these patents and proprietary rights was $745,040 for the fiscal year ended June 30, 2005 and $263,026 in each of the fiscal years ended June 30, 2004 and 2003. Amortization expense on the Company’s acquired patents and proprietary rights is estimated at $799,068 for each of the years ending June 30, 2006, 2007, 2008 and 2009 and $321,876 for the year ending June 30, 2010.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. All product is shipped freight-on-board shipping point. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including discounts. The Company manufactures medical products specifically to customer specifications for the majority of its customers, which are subject to return only for failure to meet customer specifications. The Company had sales returns allowances and discounts of $78,172, $50,220 and $101,099 for the years ended June 30, 2005, 2004 and 2003, respectively.

Research and Development Revenue

Revenue under research and development contracts is recognized as the related expenses are incurred. All revenues recorded on this line item are derived from government programs under which the U.S. government funds the research of high risk, enabling technologies. The program reflected in the statement of operations for fiscal 2003, 2004 and 2005 is an award for the research of a synthetic vascular graft, which concluded in September 2004. Also included in the fiscal 2003 and 2004 statements of operations is an award for the research of breast cancer drug delivery technology, which concluded in October 2003.

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

The Company receives a 6% royalty on every Angio-Seal unit sold by St. Jude Medical, its licensee. The final contracted decrease in the royalty rate, from 9% to 6%, occurred in April 2004 when four million cumulative units had been sold. As of June 30, 2005 approximately 5.9 million Angio-Seal units had been sold.

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

Research and Development – Research and development costs are charged to expense as incurred.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109) (see Note 9).

Earnings Per Share - Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive (see Note 17). Options to purchase shares of our Common Stock which were outstanding for the years ended June 30, 2005, 2004 and 2003, but were not included in the computation of diluted EPS because the exercise prices of the options exceeded the average market price and would have been antidilutive are shown in the table below:

	June 30,
	2005	2004	2003
Number of Options	236,833	3,135	125,411

Option Price Range	$29.19 -$34.36	$25.55 -$34.36	$14.12 -$21.00

Stock-Based Compensation – Stock-based compensation cost has been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which has permitted (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has accounted for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represents the excess, if any, of the quoted market price of the Company’s Common Stock at the grant date over the amount the grantee must pay for the stock.

The Company’s policy is to grant employee stock options with an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant, therefore recording no compensation expense under APB 25. Options granted to non-employee outside consultants, as defined under SFAS 123 (R), have been recorded as compensation expense based on the fair market value of such grants. All restricted shares granted to Executive Officers and to non-employee members of the Board of Directors have been recorded as compensation expense using the intrinsic value method under APB 25. See Note 10 for a discussion of options granted to non-employee outside consultants in July 2003 and October 2002. See Note 16 for restricted stock awards granted to the non-employee members of the Board of Directors and to executive officers of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148). The Company implemented the “disclosure only” provisions of SFAS 148 in the period ended December 31, 2002, thereby recording no compensation cost for stock options issued to employees under the Company’s two stock option plans. Had compensation costs for the plans been determined based on the fair market value of the stock options and the restricted stock, consistent with the provisions of SFAS 123 as amended by SFAS 148, the Company’s net income and earnings per share for the years ended June 30, 2005, 2004 and 2003 would have been reduced to the pro forma amounts below:

	June 30,
	2005	2004	2003
Net income, as reported	$12,931,371	$12,950,783	$8,786,335
Add back fair market value expense:
Non-employee option grants (1)	57,755	53,327	37,180
Add back intrinsic value expense:
Restricted stock grants (2)	546,555	21,948	—
Deduct fair market value expense:
Non-employee option grants (1)	(57,755)	(53,327)	(37,180)
Restricted stock grants (3)	(546,555)	(21,948)	—
Employee stock options (3)	(6,177,568)	(1,377,437)	(1,810,150)

Pro forma net income	$6,753,803	$11,573,346	$6,976,185

Earnings per share:
Basic - as reported	$1.13	$1.14	$0.81

Basic - pro forma	$0.59	$1.01	$0.64

Diluted - as reported	$1.06	$1.06	$0.76

Diluted - pro forma	$0.55	$0.94	$0.61

(1)	Amounts represent compensation expense determined under the fair market value method included in reported net income, net of related tax effect.
(2)	Amounts represent compensation expense determined under the intrinsic value method included in reported net income, net of related tax effects.
(3)	Amounts represent compensation expense if it had been determined under fair market value based method for all awards, net of related tax effects.

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

Accelerated Vesting of Stock Options - On April 27, 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-money” stock options with exercise prices equal to or greater than $27.35 per share that were previously awarded to the Company’s employees, including our executive officers and directors, under our equity compensation plans. The acceleration of vesting was effective for stock options outstanding as of May 4, 2005. Options to purchase 547,815 shares of common stock, of which 431,000 were held by executive officers and directors, or 47% of our outstanding unvested options were subject to the acceleration. We anticipate that the stock options accelerated will not have an immediate dilutive effect on our earnings per share as the majority of the employee group has a historical expected option term of approximately 6 years before exercising options. Compensation expense that would have been recorded after the adoption of SFAS 123(R) absent the accelerated vesting, was approximately $5.2 million or $3.7 million net of related tax effects, of which $4.2 million, or $3.0 million net of related tax effects, were related to stock options held by executive officers and directors. The purpose of the acceleration was to enable the Company to decrease recognized compensation expense associated with these options in future periods in the Company’s Consolidated Statements of Income upon adoption of SFAS 123(R) in July 2005.

Derivative Instruments and Hedging Activities –The Company recognizes all derivatives as either assets or liabilities in the balance sheet, depending on the Company’s rights or obligations under the applicable derivative contract, and measures those instruments at fair value. The Company did not have any derivative instruments during the fiscal years ended June 30, 2005, 2004, or 2003.

New Accounting Pronouncements – In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, Inventory Pricing. Paragraph 5 of ARB No. 43, Chapter 4, previously stated “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . ” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment to Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued two FASB staff positions (FSP): FSP FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004; and FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with FASB Statement No. 109, Accounting for Income Taxes. FSP FAS 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on an enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying Statement 109. Management does not expect adoption of FSP 109-1 or 109-2 to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) amends SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective for the Company as of the first annual reporting period beginning after June 15, 2005. The new standard will require the Company to begin expensing stock options during the quarter ending September 30, 2005. To date the Company has expensed all share-based payments to non-employees and all restricted shares granted. The effect of the statement will relate only to the Company’s expensing of stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s consolidated results of operations, although it will have no impact on the Company’s consolidated financial position or cash flows. The impact of adopting Statement 123(R) on future period earnings cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the valuation methodology employed (i.e. Black Scholes or Binomial). However, had the Company adopted Statement 123(R) in prior periods using the Black Scholes method, the impact of that standard would have approximated the impact of Statement 123, as described in the stock-based compensation disclosure of pro forma net earnings and net earnings per share.

In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which expressed views of the SEC staff regarding the application of Statement 123(R). In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R). Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. Statement 154 supersedes APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Generally, the provisions of Statement 154 are similar to the provisions of both Opinion 20 and Statement 3. However, Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. Recognition of the cumulative effect of a voluntary change in accounting principle in net earnings in the period of change would only be permitted if retrospective application to prior periods’ financial statements is impracticable. Statement 154 is effective for fiscal years beginning after December 15, 2005. Management does not expect adoption of SFAS 154 to have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. Management does not expect adoption of FIN 47 to have a material impact on the Company’s financial position or results of operations.

2. STRATEGIC ALLIANCE AGREEMENTS

St. Jude Medical, Inc.

The Company has a strategic alliance with St. Jude Medical, Inc. (St. Jude Medical) which incorporates United States and foreign license agreements (together, the License Agreements), a Collagen Supply Agreement and an Angio-Seal Vascular Closure Device Component Supply Contract (see below).

The License Agreements – Under the License Agreements, St. Jude Medical has exclusive rights to manufacture and market all current and future sizes of the Angio-Seal worldwide. Also under the License Agreements, the Company receives royalty payments based upon a percentage of the revenues generated from the sale of the Angio-Seal.

The Collagen Supply Agreement - Pursuant to an agreement with St. Jude Medical, the Company manufactures the collagen plug component of the Angio-Seal. The original agreement was a three-year agreement that was scheduled to expire on November 30, 2005 which contained a minimum purchase requirement from St. Jude Medical, with pricing that fluctuated based on product size and cumulative quantities sold.

The Angio-Seal Vascular Closure Device Component Supply Contract - On June 15, 2005, the Company executed a new Angio-Seal Vascular Closure Device component supply contract (the “Contract”) with its licensee, St. Jude Medical, Inc. The contract, which was effective June 30, 2005 and will expire in December 2010, provides for the Company to exclusively supply 100% of St. Jude Medical’s requirements for the collagen component of all current and future versions of the Angio-Seal device, as well as 30% of St. Jude Medical’s bioresorbable polymer anchor requirements over the term of the agreement. Although St. Jude Medical has historically purchased 100% of their collagen requirements from the Company, their contractual obligation was only 50% of such requirements. In addition, the two companies had only an informal verbal agreement under which the Company provided St. Jude Medical with approximately 20% of their annual anchor component requirements. This new contract adds 100% collagen component exclusivity, the formal and increased commitment for the supply of the anchor component at 30% of the total annual requirements, and provides for a five and a half year term compared to the existing contract three-year term.

In addition to future revenue derived from the component sales, the Company received a $1 million origination fee upon signing in consideration of the company’s required investment, including development efforts, to provide the collagen components specified in the contract. Under the agreement, the Company will commercialize new proprietary collagen technologies through incorporation into the Angio-Seal Device. The contract also provides St. Jude Medical with access to the Company’s new closed herd collagen sources.

Orthovita

In March 2003, the Company entered into a development, manufacturing and supply agreement with Orthovita under which the Company develops and commercializes products based on Orthovita’s proprietary VITOSS bone graft substitute material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, products are co-developed, Kensey Nash manufactures the products and Orthovita markets and sells the products worldwide. Also under the Orthovita Agreement, Kensey Nash receives a royalty payment based upon Orthovita’s total end-user sales of co-developed products.

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

There were no changes to the net carrying amount of goodwill for the year ended June 30, 2005 from June 30, 2004. The Company completed its initial required goodwill impairment test under SFAS 142 in the first quarter of fiscal 2002. The most recent tests in fiscal 2005, 2004 and 2003 indicated that goodwill was not impaired.

4. ACCRUED EXPENSES

As of June 30, 2005 and June 30, 2004, accrued expenses consisted of the following:

	June 30, 2005	June 30, 2004
Accrued payroll and related compensation	$1,364,278	$1,852,078
Current tax liability	—	1,873,195
Accrued new facility costs	3,371,665	—
Other	722,775	910,966

Total	$5,458,718	$4,636,239

5. LEASES

At June 30, 2005, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

Operating Leases
Year Ending June 30:
2006	$523,528

Total minimum lease payments	$523,528

Rent expense for operating leases consists of rent for the Company’s facilities in Exton, Pennsylvania and Eschborn, Germany. Rent expense for the fiscal years ended June 30, 2005, 2004 and 2003 was approximately $986,000, $811,000, and $697,000, respectively.

6. PATENT AND PROPRIETARY RIGHTS AGREEMENTS

The Patent Acquisition Agreement

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

The costs of the Patent Acquisition Agreement and patents acquired as part of the THM acquisition are being amortized over the remaining periods of economic benefit, ranging from 4 to 11 years at June 30, 2005. The gross carrying amount of such patents at June 30, 2005 was $4,096,366 with accumulated amortization of $1,948,769. Amortization expense on these patents was $263,026 for the year ended June 30, 2005 and was included within research and development expense. Amortization expense on the Company’s acquired patents is estimated at $263,026 for each of the years ending June 30, 2006, 2007, 2008, 2009 and $262,500 for the fiscal year ending June 30, 2010.

The Assignment Agreement

In August 2004, the Company acquired the intellectual property rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2,600,000 under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company receives a royalty from Orthovita on the sale of all Orthovita products containing the VITOSS technology, up to a total royalty to be received of $4,035,782. As of June 30, 2005, the Company recognized royalty income of $585,963 under the Assignment Agreement and $3,449,819 was yet to be received. The entire cost of these proprietary rights is being amortized over the 60-month period the Company anticipates receiving the economic benefit in relation to the proprietary rights. Amortization expense on these proprietary rights was $476,667 for the year ended June 30, 2005 and was included within selling, general and administrative expense. Amortization expense on these proprietary rights is estimated at $520,000 for each of the fiscal years ending June 30, 2006 through fiscal 2009 and $43,334 for the year ending June 30, 2010.

The Technology Purchase Agreement

In March 2005, the Company entered into an agreement to acquire patents and other proprietary rights from a pair of inventors (the Technology Purchase Agreement). The intellectual property and processing information acquired under the Technology Purchase Agreement is complimentary to and broadens the Company’s existing biomaterials intellectual property and materials processing knowledge platform. Under the Technology Purchase Agreement, the Company paid $250,000 for the patents upon execution of the agreement and is obligated to pay certain milestone payments and royalties upon achievement of certain product development and commercial launch goals for products that incorporate the acquired patent technology. The Company anticipates that the patents and other proprietary rights acquired will enhance its existing biomaterials platform and have alternative future uses to expand such platform. The initial $250,000 purchase price of the patents will be amortized over the remaining period of economic benefit of such patents, currently estimated at approximately 16 years at June 30, 2005. The gross carrying amount of the acquired technology at June 30, 2005 was $250,000. Amortization expense on the acquired technology was $5,348 for the fiscal year ending June 30, 2005 and included within research and development expense. Amortization expense on the acquired technology is currently estimated at $16,043 for each of the fiscal years ending June 30, 2006, 2007, 2008, 2009 and 2010.

7. DEBT

Acquisition Obligation – On September 1, 2000, in conjunction with the acquisition of THM Biomedical, the Company incurred a note payable in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation was due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company’s then available borrowing rate of 7.5%) of $3,833,970 was recorded as a liability on the Company’s consolidated financial statements. During the quarter ended March 31, 2003, the Company repaid certain debt holders, thereby reducing the Company’s remaining quarterly installments to $223,256 through September 30, 2004. As of September 30, 2004, the Company had repaid the entire Acquisition Obligation and had no remaining debt.

8. RETIREMENT PLAN

The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. Effective October 1, 1999, the Company implemented a 25% discretionary matching contribution, on up to 6% of an employee’s total compensation, for all employee contributions. Effective July 1, 2004, the Company revised its discretionary matching contribution to 50%, on up to 6% of an employee’s total compensation, for all employee contributions. Employer contributions to the 401(k) plan for 2005, 2004 and 2003 were $348,538, $143,694, and $117,796, respectively.

9. INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, which generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss (NOL) carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled are reflected in the financial statements in the period of enactment.

The Company recorded tax credits of $493,536, $984,817 and $1,500,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. The entire tax credit recorded for 2003 and $310,000 of the 2004 credit related to qualified research and development activities of the Company for the period 1991 through 2003.

Earnings before income taxes earned within or outside the United States are shown below:

	June 30,
	2005	2004	2003
United States	$18,086,184	$18,091,648	$11,330,891
Foreign	4,673	3,258	4,924

Net income before income taxes	$18,090,857	$18,094,906	$11,335,815

The Provision for income taxes is composed of the following:

	June 30,
	2005	2004	2003
Taxes on U.S. earnings
Federal
Current	$3,316,836	$4,196,745	$65,163
Deferred	1,841,061	651,595	2,241,987
State
Current	—	294,675	240,656

Taxes on foreign earnings
Deferred	1,589	1,108	1,674

Total income tax expense	$5,159,486	$5,144,123	$2,549,480

The differences between the Company’s income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:

	June 30,
	2005	2004	2003
Net income before income taxes	$18,090,857	$18,094,906	$11,335,815

Tax provision at U.S. statutory rate	6,150,891	6,152,268	3,854,177
State income tax provision, net of federal benefit	—	212,137	191,227
Reconciliation to actual tax rate:
Non-deductible meals and entertainment	20,668	16,874	2,717
Research and development credits	(493,536)	(984,817)	(1,500,000)
Non-taxable municipal bond interest income	(432,418)	(254,986)	—
Other	(86,119)	2,647	1,359

Income tax expense	$5,159,486	$5,144,123	$2,549,480

Current income tax expense	$3,316,836	$4,491,420	$305,819

Deferred income tax expense	$1,842,650	$652,703	$2,243,661

Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2005		2004
	Current	Noncurrent	Current	Noncurrent
Deferred Tax Asset:
Accrued vacation	$129,640	$—	$101,922	$—
Accrued bonus	—	—	346,759	—
Basis difference - patents & proprietary rights	—	94,399	30,692	—
Inventory	218,236	—	185,935	—
Goodwill - THM Acquisition	—	1,413,340	—	1,662,173
Restricted Stock	136,038	—	11,307	—
Opportunity Grant Income	—	151,622	—	—
Other	125,872	—	197,864	—

	609,786	1,659,361	874,479	1,662,173
Research and development credits	40,608	—	1,683,609	—
AMT Tax Credit	—	277,700	—	262,627
NOL carryforwards	1,425,573	—	1,427,161	—

	2,075,967	1,937,061	3,985,249	1,924,800
Less valuation allowance	(1,318,000)	—	(1,318,000)	—

Deferred tax asset	757,967	1,937,061	2,667,249	1,924,800

Deferred Tax Liability:
Basis difference - fixed assets	—	(1,899,714)	—	(1,885,142)
Basis difference - patents	—	—	—	(36,833)
Prepaid insurance	(101,920)	—	(59,580)	—

Deferred tax liability	(101,920)	(1,899,714)	(59,580)	(1,921,975)

Net Deferred Tax Asset	$656,047	$37,347	$2,607,669	$2,825

A portion of the Company’s deferred tax asset is offset by a valuation allowance relating to state NOL carryforwards due to restrictions imposed and uncertainty surrounding its use. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more than likely will be realized. At June 30, 2005, the Company had NOL carryforwards for state tax purposes totaling $20.0 million, which will expire through 2024. In addition, the Company has a foreign net operating loss of $316,390 at June 30, 2005, which will not expire.

10. CONSULTING CONTRACTS

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

The Company calculated the fair value of these non-employee options in accordance with SFAS No.123, as $375,550 and $11,378 for the October 2002 and July 2003 grants, respectively, using the Black-Scholes option-pricing model. These amounts were recorded as prepaid consulting expense and increases to additional paid in capital in the quarters ended December 31, 2002 and September 30, 2003, respectively. The prepaid expense is being amortized to research and development expense over the terms of the agreements. Accordingly, $80,799 was recorded as a component of research and development expense for each of the periods ended June 30, 2005 and 2004.

11. STOCK REPURCHASE PROGRAM

On August 17, 2004, the Company announced that its board of directors had reinstated a program to repurchase issued and outstanding shares of the Company’s Common Stock over six months from the date of the board reinstatement. The reinstated plan called for the repurchase of up to 259,500 shares, the balance under the original plan approved in October 2003. For the year ended June 30, 2005, the Company repurchased and retired 199,867 shares of common stock under the reinstated program at a cost of approximately $5.1 million, or an average market price of $25.68 per share. This program expired in February 2005.

On March 16, 2005, the Company announced a new stock repurchase program under which an additional 400,000 issued and outstanding shares of the Company’s Common Stock were approved by the board of directors. This plan expires on September 30, 2005. As with the first stock repurchase program, the Company plans to continue to repurchase its shares for cash, from time to time in the open market, through block trades or otherwise. The repurchase program does not require the Company to purchase any specific dollar value or number of shares. Any further purchases under the program will depend on market conditions and may be commenced or suspended at any time or from time to time without prior notice. As of June 30, 2005, the Company has repurchased and retired 103,133 shares of Common Stock under this new program at a cost of approximately $2.7 million, or an average market price of $26.58 per share, using available cash. At June 30, 2005, there were 296,867 shares remaining for repurchase under this program.

The following table contains information about the Company’s purchases of its equity securities during April, May, and June 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1-30, 2005	—	$—	—	335,867
May 1-31, 2005	25,000	25.93	25,000	310,867
June 1-30, 2005	14,000	25.99	14,000	296,867

Total	39,000	$25.95	39,000	296,867

12. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments with high quality financial institutions and has established guidelines relative to diversification and maturities to maintain safety and high liquidity. No single component of the Company’s investment portfolio represented more than 15% or 12% of the total investments at June 30, 2005 and June 30, 2004, respectively. With respect to trade and royalty receivables, such receivables are primarily with St. Jude Medical (32% and 89%, and 24% and 95% of trade and royalty receivables, respectively, at June 30, 2005 and 2004) (see Note 2). The trade receivables from two other customers,

Arthrex and Orthovita, were approximately 38% and 14%, respectively, of trade receivables at June 30, 2005. If any of these customers’ receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company’s results of operations and financial condition. The Company performs ongoing credit evaluations on all of its customers’ financial conditions, but does not require collateral to support customer receivables.

13. CERTAIN COMPENSATION AND EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its officers, which provided for aggregate annual base salaries of $705,000 through June 30, 2005.

14. PREFERRED STOCK

The Company has an authorized class of undesignated Preferred Stock consisting of 100,000 shares with a $.001 par value. The Board of Directors may authorize the issuance of Preferred Stock, which ranks senior to the common stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights, which could adversely affect the voting power of the holders of Common Stock. At June 30, 2005 and 2004, no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock.

15. STOCK OPTION PLANS

The Company has an Employee Incentive Compensation Plan (the Employee Plan), a flexible plan that provides the Employee Plan Committee (the Committee) with broad discretion to award eligible participants with stock-based and performance-related incentives as the Committee deems appropriate. The persons eligible to participate in the Employee Plan are officers, non-employee directors’ and employees of the Company who, in the opinion of the Committee, contribute to the growth and success of the Company.

The Compensation Committee of the Board of Directors oversees the Committee and may grant nonqualified stock options, incentive stock options, restricted stock (see Note 16) or a combination thereof to the participants. As of June 30, 2003 the total number of shares authorized for issuance under the Employee Plan was 3,200,000 of which options to purchase a total of 2,077,325 shares of the Company’s common stock at a weighted average exercise price of $12.31 were outstanding, and options to purchase a total of 1,033,982 shares of the Company’s Common Stock had previously been exercised under the Employee Plan. As a result, only 88,693 shares remained available for new awards under the Employee Plan. Consequently, the Board of Directors proposed, and the stockholders subsequently approved at a special meeting held on June 28, 2004, to reserve an additional 850,000 (raising the total number provided under the plan to 4,050,000) shares of Common Stock for issuance under the Employee Plan. Options granted will provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than the closing price of the stock on the date of grant. As of June 30, 2004 and 2005, awards consisted of stock options and restricted stock as summarized in the table below. As of June 30, 2003, awards consisted solely of stock options as summarized in the table below.

The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). The Directors’ Plan grants nonqualified stock options for the purchase of Common Stock to directors who are not employees. As of June 30, 2005 a total of 410,000 shares are authorized for issuance under the Directors’ Plan of which options to purchase a total of 341,000 shares of the Company’s common stock at a weighted average exercise price of $19.50 were outstanding, and options to purchase a total of 49,500 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. As a result, only 19,500 shares remain available for new awards under the Directors’ Plan.

Each non-employee director was granted an option to purchase 5,000 shares of Common Stock on the Directors’ Plan’s effective date. In addition, the Director’s Plan provides for the grant of an option to purchase 7,500 shares of Common Stock to each non-employee director on the date of each regular annual stockholder meeting. The participant must either be continuing as a non-employee director subsequent to the meeting or have been elected at such meeting to serve as a non-employee director. Options granted under the Directors’ Plan must provide for the purchase of Common Stock at the closing price of the stock on the date of grant.

Under both plans, the options are exercisable over a maximum term of ten years from the date of grant and vest over periods of zero to four years based on the grant date.

A summary of the stock option (see Note 16 below for restricted stock activity) activity under both plans for the years ended June 30, 2005, 2004 and 2003, is as follows:

	Employee Plan		Directors’ Plan
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Balance at June 30, 2002	2,264,450	11.19	212,500	14.26
Granted	444,300	14.75	65,000	18.94
Cancelled	(25,405)	14.20	—	—
Exercised	(606,020)	9.82	(12,500)	11.50

Balance at June 30, 2003	2,077,325	12.31	265,000	15.54

Granted	282,000	30.09	54,000	21.93
Cancelled	(6,522)	16.19	—	—
Exercised	(260,331)	11.87	(25,000)	11.83

Balance at June 30, 2004	2,092,472	14.91	294,000	17.03

Granted	305,500	22.88	54,000	32.00
Cancelled	(12,947)	24.03	—	—
Exercised	(189,067)	12.86	(7,000)	12.00

Balance at June 30, 2005	2,195,958	16.85	341,000	19.50

Exercisable portion	2,020,626	16.78	283,336	19.24

Available for future grant	296,379		19,500

Weighted-average fair value of options granted during the year ended June 30,
2003	$6.28		$7.99

2004	$14.15		$9.80

2005	$11.38		$13.13

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	Year Ended June 30,
	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility
Employee Plan	35%	40%	35%
Directors Plan	35%	40%	35%
Risk-free interest rate
Employee Plan	3.71%	3.85%	3.50%
Directors Plan	3.78%	3.57%	3.50%
Expected lives:
Employee Plan	6.02	6.08	6.62
Directors Plan	6.07	6.13	6.58

The following table summarizes significant option groups outstanding at June 30, 2005 and related weighted average exercise price and remaining contractual life information as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number at June 30, 2005	Remaining Contractual Life	Wghtd Avg Exercise Price	Number at June 30, 2005	Wghtd Avg Exercise Price
$ 7.625 - $13.250	896,026	4.07	$10.20	896,026	$10.20
$13.375 - $18.940	905,185	6.24	14.89	764,461	14.80
$20.480 - $34.360	735,747	8.84	28.59	643,475	29.37

	2,536,958			2,303,962

16. RESTRICTED STOCK

The Company may provide restricted stock grants under its Employee Incentive Compensation Plan approved by the Company’s stockholders. During fiscal years 2004 and 2005, the Company granted shares of restricted Common Stock to the non-employee members of the Board of Directors and to executive officers of the Company. The shares granted to non-employee members of the Board of Directors vest in three equal annual installments contingent upon the Company’s achievement of certain earnings per share targets, Company Common Stock price targets and continued service of the board member on each anniversary of the date of grant. The shares granted to executive officers vest in three equal annual installments based solely on continued employment with the Company. Unvested shares are forfeited upon termination of service on the Board of Directors or employment, as applicable. The Company made the following grants to non-employee, directors and executive officers during the fiscal years ended June 30, 2005 and 2004:

	June 30,
	2005	2004
Shares granted:
Non-employee Directors	12,000	11,580
Executive officers	55,500	—

Total shares granted	67,500	11,580

Intrinsic value on the date of grant	$1,915,060	$253,950

The intrinsic value disclosed above is based upon the closing price of the Company’s common stock on the date of grant.

Compensation expense related to all restricted stock grants is being recorded over the three-year vesting period of these grants. Compensation expense related to the Board of Directors shares is recorded as a component of selling, general and administrative expense. Compensation expense related to executive officer shares is recorded as a component of either selling, general and administrative or research and development expense, dependent on the executive officer receiving the shares. For the fiscal years ended June 30, 2005 and 2004 the Company recognized expense of $764,627 and $33,255, respectively, related to restricted stock awards.

Following is a summary of restricted stock transactions for the fiscal years ended June 30, 2005, 2004 and 2003.

	Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2003	—	—
Granted:
Non-employee Directors	11,580	21.93
Executive officers	—	—
Vested:
Non-employee Directors	—	—
Executive officers	—	—
Cancelled:
Non-employee Directors	—	—
Executive officers	—	—

Balance June 30, 2004	11,580	21.93
Granted:
Non-employee Directors	12,000	32.00
Executive officers	55,500	27.59
Vested:
Non-employee Directors	(3,864)	21.93
Executive officers	(10,667)	27.43
Cancelled:
Non-employee Directors	—	—
Executive officers	—	—

Balance June 30, 2005	64,549	27.76

17. EARNINGS PER SHARE

The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator.

	Year Ended June 30, 2005
	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$12,931,371	11,412,025	$1.13

Effect of Dilutive Securities
Options	—	772,924

Diluted EPS
Income available to common shareholders including assumed conversions	$12,931,371	12,184,949	$1.06

	Year Ended June 30, 2004			Year Ended June 30, 2003
	Income	Shares	Amount	Per Share		Per Share
				Income	Shares	Amount
Basic EPS
Income available to common shareholders	$12,950,783	11,403,129	$1.14	$8,786,335	10,828,428	$0.81

Effect of Dilutive Securities
Options	—	765,193		—	670,045

Diluted EPS
Income available to common shareholders including assumed conversions	$12,950,783	12,168,322	$1.06	$8,786,335	11,498,473	$0.76

18. SEGMENT REPORTING

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-making group in making decisions regarding how to allocate resources and assess performance. Based on the criteria established by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131), the Company’s operations and products have been aggregated into a single reportable segment since they have similar economic characteristics, production processes, types of customers and distribution methods.

The Company’s primary products are all medical devices and include Biomaterials and Embolic Protection (the TriActiv System). With respect to biomaterials products, the Company designs and/or manufactures and markets various absorbable polymer and collagen products for use in numerous applications including orthopaedic, cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The Company also receives royalty revenue from the sale of Angio-Seal units by St. Jude Medical and research and development revenue under certain research and development contracts or grants. The TriActiv System as commercially launched in Europe in the fourth quarter of fiscal 2002 and commercially launched in the United States in the fourth quarter of fiscal 2005. Net sales by product line and a reconciliation to total revenue is as follows:

	Fiscal Year Ended
	2005	2004	2003
Biomaterials	$39,852,946	$36,142,160	$26,840,939
TriActiv	516,507	218,375	231,053

Net Sales	40,369,453	36,360,535	27,071,992
Research and development	253,292	688,353	962,706
Royalty income	20,753,169	21,165,911	16,316,956

Total Revenue	$61,375,914	$58,214,799	$44,351,654

For the years ended June 30, 2005, 2004 and 2003, revenues from St. Jude Medical represented the following percentages of total revenues to the Company:

	Percentage of Total Revenue for the Year Ended June 30,
	2005	2004	2003
Net sales	27%	22%	33%
Royalty Income (see Note 2)	30%	36%	37%

For the years ended June 30, 2005, 2004 and 2003, revenues from Arthrex represented the following percentages of total revenues to the Company:

	Percentage of Total Revenue for the Year Ended June 30,
	2005	2004	2003
Net sales	21%	30%	22%

For the years ended June 30, 2005, 2004 and 2003, revenues from Orthovita represented the following percentages of total revenues to the Company:

	Percentage of Total Revenue for the Year Ended June 30,
	2005	2004	2003
Net sales	12%	5%	0%
Royalty Income (see Note 2)	4%	0.5%	0%

The Company’s revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. No one country other than the U.S. represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.:

	Revenues for the Year Ended June 30,
	2005	2004	2003
United States	$60,182,383	$57,627,227	$43,933,605
Other foreign countries	1,193,531	587,572	418,049

Total	$61,375,914	$58,214,799	$44,351,654

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations of the Company for the years ended June 30, 2005 and June 30, 2004 are presented below:

	Year Ended June 30, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$15,077,394	$15,220,717	$14,790,818	$16,286,985
Operating costs and expenses	$10,904,217	$10,828,048	$10,595,268	$12,252,024
Net income	$3,155,687	$3,289,637	$3,184,036	$3,302,011
Basic earnings per share	$0.27	$0.29	$0.28	$0.29
Diluted earnings per share	$0.26	$0.27	$0.26	$0.27

	Year Ended June 30, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$12,386,846	$13,717,257	$15,775,460	$16,335,237
Operating costs and expenses	$9,380,202	$9,857,550	$10,806,981	$11,153,099
Net income	$2,507,242	$2,769,371	$3,485,392	$4,188,779
Basic earnings per share	$0.22	$0.24	$0.31	$0.37
Diluted earnings per share	$0.20	$0.23	$0.28	$0.34

Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

20. OPPORTUNITY GRANT

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania. This grant was awarded to the Company for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant is conditioned upon meeting the following: (1) the Company will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company will operate at its new facility for a minimum of 5 years. The Company received the cash payment of $500,000 in its third fiscal quarter 2005. Revenue will be recognized as earned over the longest period contained within the grant commitment term (five years from the date of occupancy of the Company’s new facility). This date of satisfaction of the last grant commitment is expected to be in December 2010, assuming the original expectation for a transition to the new facility in January 2006. As of June 30, 2005, approximately $54,054 of revenue was recognized related to this grant as a component of Other Income. Revenue from this opportunity grant is estimated at $81,081 for each of the years ending June 30, 2006 through 2010.

*****

15 (a) 2. FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not required, are not applicable or the information is scheduled in our financial statements or notes thereto.

15 (a) 3. EXHIBITS

Exhibit #	Description
2.1	Asset Purchase Agreement dated September 1, 2000 by and among Kensey Nash Corporation, THM Acquisition Sub, Inc., THM Biomedical, Inc. and the stockholders of THM Biomedical, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Kensey Nash Corporation (2)

3.2	Second Amended and Restated Bylaws of Kensey Nash Corporation (3)

4.1	Specimen stock certificate representing Kensey Nash Corporation common stock (2)

10.1	Kensey Nash Corporation Fourth Amended and Restated Employee Incentive Compensation Plan and form of Stock Option Agreement† (6)

10.2	Kensey Nash Corporation Fourth Amended and Restated Nonemployee Directors’ Stock Option Plan and form of Stock Option Agreement† (4)

10.3	Form of Directors’ Indemnification Agreement (2)

10.4	Employment Agreement dated June 1, 2004, by and between Kensey Nash Corporation and Joseph W. Kaufmann † (10)

10.5	Employment Agreement dated October 1, 2003, by and between Kensey Nash Corporation and Wendy F. DiCicco, CPA † (7)

10.6	Employment Agreement dated December 1, 1998, by and between Kensey Nash Corporation and John E. Nash, P.E. † (5)

10.7	Employment Agreement dated June 1, 2004, by and between Kensey Nash Corporation and Douglas G. Evans, P.E. † (10)

10.8	Termination and Change in Control Agreement dated June 1, 2004, by and between Kensey Nash Corporation and Joseph W. Kaufmann † (10)

10.9	Termination and Change in Control Agreement dated September 1, 2003, by and between Kensey Nash Corporation and Wendy F. DiCicco, CPA † (10)

10.10	License Agreement (United States) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products Corporation (assumed by St. Jude Medical) (2)

10.11	License Agreement (Foreign) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products Corporation (assumed by St. Jude Medical) (2)

10.12	Tenant Lease dated November 19, 1996, by and between Kensey Nash Corporation and Marsh Creek Associates One and Lease Amendment dated January 3, 2000 (5)

10.13	Termination and Change in Control Agreement dated June 1, 2004, by and between Kensey Nash Corporation and Douglas G. Evans, P.E. † (10)

10.14	Amendment to the Development and Distribution Agreement dated February 28, 2005 between Kensey Nash Corporation and Orthovita, Inc (8)

10.15	Supply Agreement, dated June 15, 2005, by and between Kensey Nash Corporation and St. Jude Medical, Daig Division, Inc. (9)

21.1	Subsidiaries of Kensey Nash Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Current Report on Form 8-K filed with the SEC on November 20, 2000.
(2)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-1, Registration No. 33-98722.
(3)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.
(4)	This exhibit is incorporated by reference to Exhibit 4.5 in our Registration Statement on Form S-8, Registration No. 333-71050.
(5)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-3, Registration No. 333-35494.
(6)	This exhibit is incorporated by reference to Exhibit 4.2 in our Registration Statement on Form S-8, Registration No. 333-117354.
(7)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003.
(8)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
(9)	This exhibit is incorporated by reference to Exhibit Number 10 in our Current Report on Form 8-K filed with the SEC on June 21, 2005.
(10)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Annual Report on Form 10-K for the annual period ended June 30, 2004.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of September 2005.

KENSEY NASH CORPORATION

By:	/S/ WENDY F. DICICCO, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of September 2005.

Signature	Titles
/s/ JOSEPH W. KAUFMANN Joseph W. Kaufmann	Chief Executive Officer (principal executive officer), President, Secretary and Director

/s/ JOHN E. NASH, P.E. John E. Nash, P.E.	Vice President of New Technologies and Director

/s/ DOUGLAS G. EVANS, P.E.	Chief Operating Officer, Assistant Secretary and Director

/s/ WENDY F. DICICCO, CPA Wendy F. DiCicco, CPA	Chief Financial Officer (principal financial and accounting officer)

/s/ ROBERT J. BOBB Robert J. Bobb	Director

/s/ HAROLD N. CHEFITZ Harold N. Chefitz	Director

/s/ WALTER R. MAUPAY, JR. Walter R. Maupay, Jr.	Director

/s/ C. MCCOLLISTER EVARTS, M.D. C. McCollister Evarts, M.D.	Director

/s/ STEVEN J. LEE Steven J. Lee	Director

/s/ KIM D. ROSENBERG Kim D. Rosenberg	Director