Form 10-Q
period 2005-09-30
KENSEY NASH CORP
filed 2005-11-09
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2005

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

As of October 31, 2005, there were 11,483,006 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED SEPTEMBER 30, 2005

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and June 30, 2005	3

Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2005 (Unaudited) and for the year ended June 30, 2005	5

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	44

PART II - OTHER INFORMATION

Item 6. Exhibits	45

SIGNATURES	46

EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,382,690	$4,171,913
Investments	34,366,434	40,717,522
Trade receivables, net of allowance for doubtful accounts of $27,364 and $8,697 at September 30, 2005 and June 30, 2005, respectively	4,987,565	7,863,940
Royalties receivable	5,153,870	5,520,356
Other receivables (including approximately $15,000 and $102,000 at September 30, 2005 and June 30, 2005, respectively, due from employees)	1,006,534	1,073,884
Inventory	7,141,612	5,657,791
Deferred tax asset, current portion	857,504	656,047
Prepaid expenses and other	4,068,881	3,568,141

Total current assets	61,965,090	69,229,594

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	3,263,869	3,263,869
Leasehold improvements	9,829,592	9,829,592
Machinery, furniture and equipment	23,635,771	22,514,785
Construction in progress - new facility	25,898,034	19,281,491
Construction in progress	1,324,790	783,542

Total property, plant and equipment	63,952,056	55,673,279
Accumulated depreciation	(19,397,772)	(17,065,638)

Net property, plant and equipment	44,554,284	38,607,641

OTHER ASSETS:
Deferred tax asset, non-current portion	—	37,347
Acquired patents and proprietary rights, net of accumulated amortization of $2,630,550 and $2,430,783 at September 30, 2005 and June 30, 2005, respectively	4,315,816	4,515,583
Goodwill	3,284,303	3,284,303

Total other assets	7,600,119	7,837,233

TOTAL	$114,119,493	$115,674,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,865,582	$5,352,712
Accrued expenses (See Note 5)	4,985,616	5,458,718
Deferred revenue	184,337	271,681

Total current liabilities	8,035,535	11,083,111

DEFERRED REVENUE, NON-CURRENT	738,750	738,719
DEFERRED TAX LIABILITY, NON-CURRENT	67,627	—

Total liabilities	8,841,912	11,821,830

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at September 30, 2005 and June 30, 2005	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,482,173 and 11,414,607 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	11,482	11,415
Capital in excess of par value	76,506,346	74,832,658
Retained earnings	28,899,852	29,082,604
Accumulated other comprehensive loss	(140,099)	(74,039)

Total stockholders’ equity	105,277,581	103,852,638

TOTAL	$114,119,493	$115,674,468

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2005	2004
REVENUES:
Net sales	$7,498,456	$10,106,632
Research and development	—	253,292
Royalty income	5,227,716	4,717,470

Total revenues	12,726,172	15,077,394

OPERATING COSTS AND EXPENSES:
Cost of products sold	4,793,629	4,046,504
Research and development	4,950,421	4,383,524
Selling, general and administrative	3,812,020	2,474,189

Total operating costs and expenses	13,556,070	10,904,217

(LOSS)/INCOME FROM OPERATIONS	(829,898)	4,173,177

OTHER INCOME/(EXPENSE):
Interest income	290,896	309,818
Interest expense	—	(4,559)
Other income	18,923	29,688

Total other income - net	309,819	334,947

(LOSS)/INCOME BEFORE INCOME TAX	(520,079)	4,508,124
Income tax benefit/(expense)	337,327	(1,352,437)

NET (LOSS) / INCOME	$(182,752)	$3,155,687

BASIC (LOSS)/EARNINGS PER SHARE	$(0.02)	$0.27

DILUTED (LOSS)/EARNINGS PER SHARE	$(0.02)	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,456,858	11,514,246

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,456,858	12,281,315

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income/(Loss)	Total
	Common Stock
	Shares	Amount
BALANCE, JUNE 30, 2004	11,511,806	$11,512	$78,497,472	$16,151,233	$(235,989)		$94,424,228

Exercise of stock options	196,067	196	2,515,270				2,515,466
Stock repurchase (See Note 8)	(303,000)	(303)	(7,886,162)				(7,886,465)
Tax benefit from exercise of stock options			1,094,466				1,094,466
Employee stock-based compensation	9,734	10	611,612				611,622
Net income				12,931,371		$12,931,371	12,931,371
Foreign currency translation adjustment					14,347	14,347	14,347
Change in unrealized gain on investments (net of tax)					147,603	147,603	147,603

Comprehensive income						$13,093,321

BALANCE, JUNE 30, 2005	11,414,607	$11,415	$74,832,658	$29,082,604	$(74,039)		$103,852,638

Exercise/issuance of:
Stock options	62,795	62	1,026,336				1,026,398
Nonvested stock awards	7,835	8	(8)				—
Exchange of nonvested shares for taxes	(3,064)	(3)	(94,187)				(94,190)
Tax benefit from exercise/issuance of:
Stock options			312,961				312,961
Nonvested stock awards			7,832				7,832
Employee stock-based compensation:
Stock options			180,355				180,355
Nonvested stock awards			240,399				240,399
Net loss				(182,752)		$(182,752)	(182,752)
Foreign currency translation adjustment					(8,096)	(8,096)	(8,096)
Change in unrealized loss on investments (net of tax)					(57,964)	(57,964)	(57,964)

Comprehensive loss						$(248,812)

BALANCE, SEPTEMBER 30, 2005 (Unaudited)	11,482,173	$11,482	$76,506,346	$28,899,852	$(140,099)		$105,277,581

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net (loss)/income	$(182,752)	$3,155,687
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	2,708,958	1,265,795
Employee stock-based compensation (See Note 1):
Stock options (See Note 13)	180,355	—
Nonvested stock awards (See Note 11)	240,399	177,132
Tax benefit from exercise/issuance of:
Stock options	312,961	177,688
Nonvested stock awards	7,832	—
Excess tax benefits from share-based payment arrangements	(178,336)	—
Exchange of nonvested shares for taxes	(94,190)	—
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	3,329,045	384,893
Deferred tax asset	(164,110)	(3,425)
Prepaid expenses and other current assets	(582,545)	(65,552)
Inventory	(1,483,821)	(340,216)
Accounts payable and accrued expenses	(6,137,671)	(761,067)
Deferred revenue	(87,344)	(91,239)
Deferred tax liability, non-current	67,627	—
Deferred revenue, non-current	31	—

Net cash (used in)/provided by operating activities	(2,063,561)	3,899,696

INVESTING ACTIVITIES:
Purchase of land for new facility	—	(3,245,972)
Cash paid for additions to property, plant and equipment	(1,662,303)	(1,033,765)
Cash paid for additions to new facility construction in progress	(3,441,672)	(663,016)
Purchase of proprietary rights	—	(2,600,000)
Sale of investments	8,700,000	250,000
Purchase of investments	(2,503,051)	(4,188,227)

Net cash provided by/(used in) investing activities	1,092,974	(11,480,980)

FINANCING ACTIVITIES:
Repayments of long term debt	—	(219,147)
Stock repurchase	—	(604,462)
Excess tax benefits from share-based payment arrangements	178,336	—
Proceeds from exercise of stock options/nonvested shares	1,026,398	323,865

Net cash provided by/(used in) financing activities	1,204,734	(499,744)

EFFECT OF EXCHANGE RATE ON CASH	(23,370)	6,556
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	210,777	(8,074,472)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,171,913	14,615,633

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,382,690	$6,541,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$4,559

Cash paid for income taxes	$—	$1,935,000

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2005, condensed consolidated statements of operations for the three months ended September 30, 2005 and 2004, condensed consolidated statement of stockholders’ equity for the three months ended September 30, 2005 and condensed consolidated statements of cash flows for the three months ended September 30, 2005 and 2004 of Kensey Nash Corporation (the Company) have not been audited by the Company’s independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2005 and June 30, 2005, results of operations for the three months ended September 30, 2005 and 2004, stockholders’ equity for the three months ended September 30, 2005 and for the year ended June 30, 2005 and cash flows for the three months ended September 30, 2005 and 2004 have been made.

The condensed consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash Europe GmbH. All intercompany transactions and balances have been eliminated. The Company was incorporated in Delaware on August 6, 1984. Kensey Nash Holding Company, incorporated in Delaware on January 8, 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash Europe GmbH, incorporated in Germany in January 2002, was formed for the purpose of European sales and marketing of the TriActiv® Embolic Protection System (the TriActiv System), which was commercially launched in Europe in May 2002.

Certain information and footnote disclosures normally included in the Company’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements filed with the Securities and Exchange Commission (SEC) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The results of operations for the three month period ended September 30, 2005 are not necessarily indicative of operating results for the full year.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenue and expense during the periods presented.

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

Investments

Investments at September 30, 2005 consisted primarily of high quality municipal and U.S. government and corporate obligations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115,

Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets. The Company’s entire investment portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Comprehensive Income) and realized gains and losses in other income.

In March 2004, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 requires certain quantitative and qualitative disclosures for securities accounted for under SFAS 115, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements under EITF 03-1 were effective for fiscal years ending after December 15, 2003 and the recognition and measurement requirements are effective for periods beginning after June 15, 2004. The Company has included the required disclosures in these financial statements. On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, which delayed the effective dates indefinitely of paragraphs 10-20 of EITF 03-1, paragraphs providing guidance on how to evaluate and recognize an impairment loss that is other than temporary. The Company’s adoption of the recognition and measurement requirements of EITF 03-1 did not have a material impact on the Company’s financial position or results of operations.

The following is a summary of available-for-sale securities at September 30, 2005 and June 30, 2005:

	Quarter Ended September 30, 2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$25,677,536	$21,242	$(185,544)	$25,513,234
U.S. Government Agency Obligations	5,992,929	—	(909)	5,992,020
U.S. Corporate Obligations	3,076,335	—	(215,155)	2,861,180

Total Investments	$34,746,800	$21,242	$(401,608)	$34,366,434

	Year Ended June 30, 2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$31,972,820	$31,417	$(128,559)	$31,875,678
U.S. Government Agency Obligations	5,971,714	—	(4,054)	5,967,660
U.S. Corporate Obligations	3,065,528	—	(191,344)	2,874,184

Total Investments	$41,010,062	$31,417	$(323,957)	$40,717,522

The majority of the investments listed above have maturities ranging from approximately 1 month to 4 years. In addition, the Company has one security with a maturity of approximately 11 years. Also, there are certain municipal variable-rate demand obligations that have maturities ranging from 13 to 30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis.

The investment securities shown below currently have fair values less than their amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At September 30, 2005, there were approximately 31 out of 36 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment by category, at September 30, 2005 were as follows:

Description	Loss < 12 months		Loss > 12 months		Total
	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$11,682,805	$(91,922)	$5,744,323	$(93,622)	$17,427,128	$(185,544)
U.S. Government Agency Obligations	5,992,020	(909)	—	—	5,992,020	(909)
U.S. Corporate Obligations	496,125	(3,875)	2,365,055	(211,280)	2,861,180	(215,155)

Total Investments	$18,170,950	$(96,706)	$8,109,378	$(304,902)	$26,280,328	$(401,608)

Export Sales

There were $71,500 and $125,750 in export sales from the Company’s U.S. operations to unaffiliated customers in Europe and Asia in the three months ended September 30, 2005 and 2004, respectively.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. All products are shipped freight-on-board shipping point. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including discounts. The Company manufactures medical products specifically to customer specifications for the majority of its customers, which are subject to return only for failure to meet customer specifications. The Company had sales returns allowances and discounts of $37,784 and $30,669 for the three months ended September 30, 2005 and 2004, respectively.

Research and Development Revenue

Revenue under research and development contracts is recognized as the related expenses are incurred. All revenues recorded on this line item are derived from government programs under which the U.S. government funds the research of high risk, enabling technologies. The program reflected in the statement of operations for the quarter ended September 30, 2004 is an award for the research of a synthetic vascular graft, which concluded in September 2004.

Royalty Income

The Company recognizes substantially all of its royalty revenue at the end of each month, in accordance with its agreements with St. Jude Medical and Orthovita, when the Company is advised by the respective party of the net total end-user product sales dollars for the month. Royalty payments from both parties are generally received, as specified by contract, within 45 days of the end of each calendar quarter.

The Company receives a 6% royalty on every Angio-Seal unit sold by St. Jude Medical, its licensee. The final contracted decrease in the royalty rate, from 9% to 6%, occurred in April 2004 when four million cumulative units had been sold. As of September 30, 2005 approximately 6.3 million Angio-Seal units had been sold.

The Company receives a royalty on all co-developed VITOSS FOAM product sales by Orthovita. The royalty is pursuant to an agreement entered into between the Company and Orthovita in March 2003. The first royalty was earned in February 2004 when the first co-developed product was commercially launched by Orthovita. In addition, in a separate transaction, the Company acquired proprietary rights of a third party to the VITOSS technology. This acquisition entitled the Company to certain rights, including the economic rights, of the third party. These economic rights included a royalty on all products containing the VITOSS technology. The first royalty payment under this transaction of $229,000 was recorded for the quarter ended September 30, 2004 when the transaction was completed, and included royalties of $118,000 due to the third party at the time of the transaction as well as royalties for the quarter ended September 30, 2004 of $111,000.

Research and Development

Research and development costs are charged to expense as incurred.

Income Taxes

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109) (See Note 9).

(Loss)/Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive. Options to purchase shares of our Common Stock which were outstanding for the three months ended September 30, 2005 and 2004, but were not included in the computation of diluted EPS due to their antidilutive effect are shown in the table below:

	Three Months Ended September 30,
	2005	2004
Number of Options	1,192,274	204,293

Option Price Range	$23.82 -$34.36	$28.56 - $34.36

Because of the Company’s net loss for the quarter ended September 30, 2005, all common equivalent shares would have been antidilutive. Therefore common equivalent shares from options have been excluded from the diluted computation for that quarter.

Stock-Based Compensation

Stock-based compensation costs prior to July 1, 2005 were accounted for by the Company under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permitted (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company previously accounted for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represented the excess, if any, of the quoted market price of the Company’s Common Stock at the grant date over the amount the grantee must pay for the stock.

The Company’s policy was to grant employee stock options with an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant, therefore recording no compensation expense under APB 25. Prior to the adoption of FAS 123(R) the Company had expensed all share-based payments to non-employee outside consultants, as defined under SFAS 123 based upon the fair market value of such grants and all nonvested shares granted using the intrinsic value method under APB 25.

On December 16, 2004, the FASB finalized SFAS No. 123(R) Share-Based Payment (SFAS 123(R)). SFAS 123(R) amends SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employee directors’) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an Employee Stock Option Plan (ESOP)) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement was effective as of the first annual reporting period beginning after June 15, 2005, or the Company’s period ended September 30, 2005.

Effective July 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and nonvested stock awards (referred to in previous SEC filings as restricted stock awards or restricted shares, see below). Accordingly, the adoption of SFAS 123(R)’s fair value method resulted in compensation costs for the Company’s two equity compensation plans. The compensation cost that has been charged against income as a result of adoption of SFAS 123(R) for those plans was $420,746 for the three month period ended September 30, 2005. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $143,054 for the three month period ended September 30, 2005.

Stock Options

Stock options granted to employee and non-employee members of the Board of Directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is calculated under the Black-Scholes option-pricing model. See Note 13 for additional information.

Nonvested Stock Awards

All nonvested shares granted to executive officers, management and non-employee members of the Board of Directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is based upon the closing price of the Company’s common stock on the date of grant. See Note 11 for nonvested stock awards granted to the non-employee members of the Board of Directors, executive officers and certain management of the Company.

Nonvested shares granted to executive officers, management and non-employee members of the Board of Directors usually are referred to as restricted shares, but SFAS 123(R) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.

Non-Employee Stock Options

Options granted to non-employee outside consultants, as defined under SFAS 123 (R), are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is calculated under the Black-Scholes option-pricing model. See Note 7 for a discussion of options granted to non-employee outside consultants in July 2003 and October 2002.

In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, which expressed views of the SEC staff regarding the application of Statement 123(R). In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R). Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard to periods beginning after June 15, 2005.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148). The Company implemented the “disclosure only” provisions of SFAS 148 in the period ended December 31, 2002, thereby recording no compensation cost for stock options issued to employees under the Company’s two equity compensation plans prior to July 1, 2005. Prior to the adoption of SFAS 123(R) had compensation costs for the plans been determined based on the fair market value of the stock options and the nonvested stock, consistent with the provisions of SFAS 123 as amended by SFAS 148, the Company’s net (loss)/income and earnings per share for the three months ended September 30, 2004 would have been reduced to the pro forma amounts below:

	Three Months Ended September 30,
	2005	2004
Net (loss)/income, as reported	$(182,752)	$3,155,687
Add back fair market value expense:
Non-employee option grants (1)	12,393	13,332
Nonvested stock grants (1)	158,658	—
Employee stock options (1)	119,034	—
Add back intrinsic value expense:
Nonvested stock grants (2)	—	116,907
Deduct fair market value expense:
Non-employee option grants (1)	(12,393)	(13,332)
Nonvested stock grants (3)	(158,658)	(116,907)
Employee stock options (3)	(119,034)	(557,766)

Pro forma net income/(loss)	$(182,752)	$2,597,921

(Loss)/earnings per share:
Basic - as reported	$(0.02)	$0.27

Basic - pro forma	$(0.02)	$0.23

Diluted - as reported	$(0.02)	$0.26

Diluted - pro forma	$(0.02)	$0.21

(1)	Amounts represent compensation expense determined under the fair market value method included in reported net income, net of related tax effect.
(2)	Amounts represent compensation expense determined under the intrinsic value method included in reported net income, net of related tax effects.
(3)	Amounts represent compensation expense if it had been determined under fair market value based method for all awards, net of related tax effects.

Accelerated Vesting of Stock Options

On April 27, 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $27.35 per share (the share price on the date of acceleration) that were previously awarded to the Company’s employees, including its executive officers and directors, under its equity compensation plans. The acceleration of vesting was effective for these stock options outstanding as of May 4, 2005. Options to purchase 547,815 shares of common stock, of which 431,000 were held by executive officers and directors, or 47% of our outstanding unvested options were subject to the acceleration. We anticipate that the stock options accelerated will not have an immediate dilutive effect on our earnings per share as the majority of the employee group has a historical expected option term of approximately 6 years. Compensation expense that would have been recorded after the adoption of SFAS 123(R) absent the accelerated vesting, was approximately $5.2 million, or $3.7 million net of related tax effects, of which $4.2 million, or $3.0 million net of related tax effects, was related to stock options held by executive officers and directors. The purpose of the acceleration was to enable the Company to decrease future recognized compensation expense associated with options upon adoption of SFAS 123(R).

Comprehensive Income

The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive loss is shown in the condensed consolidated statements of stockholders’ equity at September 30, 2005 and June 30, 2005, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments. The tax benefit (expense) of other comprehensive (loss) income for the three months ended September 30, 2005 and for the fiscal year ended June 30, 2005 was $29,860 and $(76,038), respectively.

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

There were no changes to the net carrying amount of goodwill at September 30, 2005 from June 30, 2005. The Company completed its initial required goodwill impairment test under SFAS 142 in the first quarter of fiscal 2002. The most recent tests in fiscal 2005, 2004 and 2003 indicated that goodwill was not impaired.

Patents and Proprietary Rights

The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company’s inability to measure the recoverability of these costs when incurred. The entire cost of acquired patents and proprietary rights is being amortized over the remaining period of economic benefit, ranging from 4 to 15 years at September 30, 2005 (See Note 3). The gross carrying amount of such patents and proprietary rights at September 30, 2005 was $6,946,366 with accumulated amortization of $2,630,550. Amortization expense on these patents and proprietary rights was $199,767 and $245,067 for the three month periods ended September 30, 2005 and 2004, respectively. Amortization expense on the Company’s acquired patents and proprietary rights is estimated at $799,068 for each of the years ending June 30, 2006, 2007, 2008 and 2009 and $321,876 for the year ending June 30, 2010.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in Accounting Research Bulletin No. 43 (ARB 43), Chapter 4, Inventory Pricing. Paragraph 5 of ARB 43, Chapter 4, previously stated “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .. ” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or the Company’s period ended September 30, 2005. The Company’s adoption of SFAS 151 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment to Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005, or the Company’s period ended September 30, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. The Company’s adoption of SFAS 153 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued two FASB staff positions (FSP): FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004 (FSP 109-1); and FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on an enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS 109. FSP 109-1 and 109-2 were effective upon issuance in December 2004. The adoption of these staff positions did not have a material impact on the Company’s financial position or results of operations, but may in future periods.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. Management does not expect adoption of FIN 47 to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 supersedes APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Generally, the provisions of SFAS 154 are similar to the provisions of both Opinion 20 and Statement 3. However, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. Recognition of the cumulative effect of a voluntary change in accounting principle in net earnings in the period of change would only be permitted if retrospective application to prior periods’ financial statements is impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Management does not expect adoption of SFAS 154 to have a material impact on the Company’s financial position or results of operations.

Note 2 — Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	September 30, 2005	June 30, 2005
Raw materials	$4,967,053	$4,216,895
Work in process	1,324,135	776,166
Finished goods	859,164	749,638

Gross inventory	7,150,352	5,742,699
Provision for inventory obsolescence	(8,740)	(84,908)

Inventory	$7,141,612	$5,657,791

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

Note 3 — Patents and Proprietary Rights Agreements

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

The costs of the Patent Acquisition Agreement and patents acquired as part of the THM acquisition are being amortized over the remaining periods of economic benefit, ranging from 4 to 11 years at September 30, 2005. The gross carrying amount of such patents at September 30, 2005 was $4,096,366 with accumulated amortization of $2,014,525. Amortization expense on these patents was $65,757 for each of the three month periods ended September 30, 2005 and 2004 and was included within research and development expense. Amortization expense on the Company’s acquired patents is estimated at $263,026 for each of the fiscal years ending June 30, 2006 through 2009 and $262,500 for the fiscal year ending June 30, 2010.

The Assignment Agreement

In August 2004, the Company acquired the intellectual property rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2,600,000 under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company receives a royalty from Orthovita on the sale of all Orthovita products containing the VITOSS technology, up to a total royalty to be received of $4,035,782. As of September 30, 2005, the Company recognized royalty income of $695,631 under the Assignment Agreement and $3,340,151 was yet to be received. The entire cost of these proprietary rights is being amortized over the 60-month period in which the Company anticipates receiving the economic benefit in relation to the proprietary rights. Amortization expense on these proprietary rights was $130,000 and $179,310 for each of the three month periods ended September 30, 2005 and 2004 and was included within selling, general and administrative expense. Amortization expense on these proprietary rights is estimated at $520,000 for each of the fiscal years ending June 30, 2006 through 2009 and $43,334 for the fiscal year ending June 30, 2010.

The Technology Purchase Agreement

In March 2005, the Company entered into an agreement to acquire patents and other proprietary rights from a pair of inventors (the Technology Purchase Agreement). The intellectual property and processing information acquired under the Technology Purchase Agreement is complementary to and broadens the Company’s existing biomaterials intellectual property and materials processing knowledge platform. Under the Technology Purchase Agreement, the Company paid $250,000 for the patents and proprietary rights upon execution of the agreement and is obligated to pay certain milestone payments and royalties upon achievement of certain product development and commercial launch goals for products that incorporate the acquired patent technology. The Company anticipates that the patents and other proprietary rights acquired will enhance its existing biomaterials platform and have alternative future uses to expand such platform. The initial $250,000 purchase price will be amortized over the remaining period of economic benefit of the acquired patents, currently estimated at approximately 16 years at June 30, 2005. The gross carrying amount of the acquired technology at September 30, 2005 was $250,000. Amortization expense on the acquired technology was $4,011 and $0 for each of the three month periods ending September 30, 2005 and 2004 and was included within research and development expense. Amortization expense on the acquired technology is currently estimated at $16,043 for each of the fiscal years ending June 30, 2006 through 2010.

Note 4 — Strategic Alliance Agreements

St. Jude Medical, Inc.

The Company has a strategic alliance with St. Jude Medical, Inc. (St. Jude Medical) which incorporates United States and foreign license agreements (together, the License Agreements) a Component Supply Contract (the Supply Contract).

The License Agreements – Under the License Agreements, St. Jude Medical has exclusive rights to manufacture and market all current and future sizes of the Angio-Seal worldwide. Also under the License Agreements, the Company receives royalty payments based upon a percentage of the revenues generated from the sale of the Angio-Seal.

The Supply Contract - On June 15, 2005, the Company executed a new supply contract with St. Jude Medical. The contract, which was effective June 30, 2005 and will expire in December 2010, provides for the Company to exclusively supply 100% of St. Jude Medical’s requirements for the collagen component of all current and future versions of the Angio-Seal vascular closure device (the Angio-Seal), as well as 30% of St. Jude Medical’s bioresorbable polymer anchor requirements for the Angio-Seal over the term of the agreement. Although St. Jude Medical has historically purchased 100% of its previous collagen requirements from the Company, their contractual obligation under a collagen supply agreement scheduled to expire on November 30, 2005 was only for 50% of such requirements. In addition, the two companies had only an informal verbal agreement under which the Company provided St. Jude Medical with approximately 20% of its annual anchor component requirements. This new contract supercedes the previous collagen supply agreement and provides for a five and a half year term compared to the previous contract’s three-year term.

In addition to future revenue derived from the component sales, the Company received a $1 million origination fee upon agreement signing in consideration of the company’s required investment, including prior development efforts, to provide the collagen components specified in the contract.

The Company recognized $543,000 of this $1 million during the period ended June 30, 2005 related to research and development work already performed. The remaining $457,000 has been recorded as deferred revenue and will be recorded as revenue over the remaining period of the contract. Under the agreement, the Company will commercialize new proprietary collagen technologies through incorporation into the Angio-Seal Device. The contract also provides St. Jude Medical with access to the Company’s new closed herd collagen sources.

Orthovita, Inc.

In March 2003, the Company entered into a development, manufacturing and supply agreement with Orthovita, Inc. (Orthovita) under which the Company develops and commercializes products based on Orthovita’s proprietary VITOSS bone graft substitute material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, products are co-developed; Kensey Nash manufactures the products, and Orthovita markets and sells the products worldwide. Also under the Orthovita Agreement, Kensey Nash receives a royalty payment based upon Orthovita’s total end-user net sales of co-developed products.

Note 5 — Accrued Expenses

As of September 30, 2005 and June 30, 2005, accrued expenses consisted of the following:

	September 30, 2005	June 30, 2005
Accrued payroll and related compensation	$1,272,442	$1,364,278
Accrued new facility costs	2,940,625	3,371,665
Other	772,549	722,775

Total	$4,985,616	$5,458,718

Note 6 — Debt

On September 1, 2000, in conjunction with the acquisition of THM Biomedical, the Company incurred a note payable in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation was due in equal quarterly installments. As of September 30, 2004, the Company had repaid the entire Acquisition Obligation and has no remaining debt.

Note 7 — Consulting Contracts

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

The Company calculated the fair value of these non-employee options, in accordance with SFAS 123, as $375,550 and $11,378 for the October 2002 and July 2003 grants, respectively, using the Black-Scholes option-pricing model. These amounts were recorded as prepaid consulting expense and increases to additional paid in capital in the quarters ended December 31, 2002 and September 30, 2003, respectively. The prepaid expense is being amortized to research and development expense over the terms of the agreements. Accordingly, $18,778 and $20,200 was recorded as a component of research and development expense for the three months ended September 30, 2005 and 2004, respectively.

Note 8 — Stock Repurchase Program

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

On March 16, 2005, the Company announced a new program under which an additional 400,000 issued and outstanding shares of the Company’s Common Stock were approved for repurchase by the board of directors. As of June 30, 2005, the Company had repurchased and retired 103,133 shares of Common Stock under this new program at a cost of approximately $2.7 million, or an average market price of $26.58 per share, using available cash. At June 30, 2005, there were 296,867 shares remaining for repurchase under this program. There were no repurchases of stock for the three months ended September 30, 2005. This plan was to expire on September 30, 2005, but it has been extended indefinitely until terminated by the board of directors.

Note 9 — Income Taxes

As of September 30, 2005, the Company had net operating loss (NOL) carryforwards for state tax purposes totaling $20.0 million, which will expire by the end of its fiscal year 2024. In addition, the Company had a foreign NOL of $315,000 at September 30, 2005, which will not expire.

During the fourth quarter of fiscal 2003, the Company performed a retrospective research and development tax credit study for fiscal years 1993 through 2003. The Company recorded the majority of the retrospective tax credit resulting from this study ($1.5 million) in the fourth quarter of fiscal 2003 and the remainder during the first quarter of fiscal 2004. The Company continues to record research and development tax credits as a component of its current tax provision related to its ongoing performance of qualified research and development.

Note 10— Retirement Plan

The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. Effective October 1, 1999, the Company implemented a 25% discretionary matching contribution, on up to 6% of an employee’s total compensation, for all employee contributions. Effective July 1, 2004, the Company revised its discretionary matching contribution to 50%, on up to 6% of an employee’s total compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three months ended September 30, 2005 and 2004 were $90,562 and $91,914, respectively.

Note 11 — Nonvested Stock

The Company may provide nonvested stock grants under its stockholder approved Employee Incentive Compensation Plan. During fiscal years 2004 and 2005, the Company granted shares of nonvested Common Stock to the non-employee members of the Board of Directors and to executive officers. In addition, as part of a shift in focus of the Company’s equity compensation program from stock options to nonvested stock, the Company granted shares of nonvested common stock to other management of the

Company during the three months ended September 30, 2005. The shares granted to non-employee members of the Board of Directors vest in three equal annual installments contingent upon the Company’s achievement of certain earnings per share targets, Company Common Stock price targets and continued service of the board member on each anniversary of the date of grant. The shares granted to executive officers and other management vest in three equal annual installments based solely on continued employment with the Company. Unvested shares are forfeited upon termination of service on the Board of Directors or employment, as applicable. The Company made the following grants to non-employee, directors, executive officers and other management during the three months ended September 30, 2005 and the fiscal years ended June 30, 2005 and 2004:

	Three Months Ended September 30, 2005	Fiscal Year Ended June 30, 2005	Fiscal Year Ended June 30, 2004
Shares granted:
Non-employee Directors	—	12,000	11,580
Executive officers	67,547	55,500	—
Other Management	26,000	—	—

Total shares granted	93,547	67,500	11,580

Fair value on the date of grant	$2,826,942	$1,915,060	$253,950

The fair value disclosed above is based upon the closing price of the Company’s common stock on the date of grant.

Compensation expense related to all nonvested stock grants is being recorded over the three-year vesting period of these grants. Compensation expense related to the Board of Directors shares is recorded as a component of selling, general and administrative expense. Compensation expense related to executive officer and management shares is recorded as a component of either cost of goods sold, selling, general and administrative expense or research and development expense, dependent on which executive officer or other management team member received the shares. For the three months ended September 30, 2005 and 2004, the Company recognized expense of $240,391 and $177,132, respectively, related to nonvested stock awards. As of September 30, 2005, there was an estimated $4,095,195 of unrecognized compensation costs related to nonvested stock awards granted under the Company’s two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.52 years.

Following is a summary of nonvested stock transactions for the three months ended September 30, 2005.

	Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2005	64,549	27.76
Granted:
Non-employee Directors	—	—
Executive officers & management	93,547	30.23
Vested:
Non-employee Directors	—	—
Executive officers & management	(7,835)	30.74
Cancelled:
Non-employee Directors	—	—
Executive officers & management	—	—

Balance September 30, 2005	150,261	29.14

Note 12— Opportunity Grant

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania. This grant was awarded to the Company for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant is conditioned upon the following: (1) the Company will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company will operate at its new facility for a minimum of 5 years. The Company received the cash payment of $500,000 in its third fiscal quarter 2005. Revenue will be recognized as earned over the longest period contained within the grant commitment term (five years from the date of occupancy of the Company’s new facility). The date of satisfaction of the last grant commitment, five year occupancy, is expected to be in December 2010, assuming the current expectation for a transition to the new facility in January 2006. As of September 30, 2005 and 2004, approximately $20,270 and $0, respectively of revenue was recognized related to this grant as a component of Other Income. Revenue from this opportunity grant is estimated at $81,081 for each of the years ending June 30, 2006 through 2010.

Note 13 — Stock Option Plans

The Company has an Employee Incentive Compensation Plan (the Employee Plan), a flexible plan that provides the Compensation Committee (the Committee) with broad discretion to award eligible participants with stock-based and performance-related incentives as the Committee deems appropriate. The persons eligible to participate in the Employee Plan are officers, non-employee directors’ and employees of the Company who, in the opinion of the Committee, contribute to the growth and success of the Company.

The Compensation Committee of the Board of Directors oversees the Committee and may grant nonqualified stock options, incentive stock options, nonvested stock (see Note 11) or a combination thereof to the participants. As of September 30, 2005, the total number of shares authorized for issuance under the Employee Plan was 4,050,000, of which options to purchase a total of 2,393,559 shares of the Company’s common stock at a weighted average exercise price of $17.48 were outstanding, options to purchase a total of 1,557,680 shares of the

Company’s Common Stock had previously been exercised/issued or cancelled, and 98,761 shares remain available for new awards under the Employee Plan. Options granted provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than the closing price of the stock on the date of grant. As of September 30, 2005, awards consisted of stock options and nonvested stock.

The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). The Directors’ Plan grants nonqualified stock options for the purchase of Common Stock to directors who are not employees. As of September 30, 2005 a total of 410,000 shares are authorized for issuance under the Directors’ Plan of which options to purchase a total of 341,000 shares of the Company’s common stock at a weighted average exercise price of $19.50 were outstanding, and options to purchase a total of 49,500 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. As a result, only 19,500 shares remain available for new awards under the Directors’ Plan.

Each non-employee director was granted an option to purchase 5,000 shares of Common Stock on the Directors’ Plan’s effective date. In addition, the Director’s Plan provides for the grant of an option to purchase 7,500 shares of Common Stock to each non-employee director on the date of each regular annual stockholders meeting. The participant must either be continuing as a non-employee director subsequent to the meeting or have been elected at such meeting to serve as a non-employee director. Options granted under the Directors’ Plan must provide for the purchase of Common Stock at the closing price of the stock on the date of grant.

Under both plans, the options are exercisable over a maximum term of ten years from the date of grant and vest over periods of zero to three years based on the grant date.

A summary of the stock option (see Note 11 above for nonvested stock activity) activity under both plans for the three months ended September 30, 2005, is as follows:

	Employee Plan		Directors’ Plan
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Balance at June 30, 2005	2,195,958	16.85	341,000	19.50
Granted	108,000	30.14	—	—
Cancelled	(4,865)	22.74	—	—
Exercised	(55,795)	16.80	(7,000)	12.71

Balance at September 30, 2005	2,243,298	17.48	334,000	19.65

Exercisable portion	2,078,558	16.65	276,336	19.40

Available for future grant	98,761		19,500

Weighted-average fair value of options granted during the three months ended September 30,
2004	$11.32		$—

2005	$12.82		$—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding; the terms given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant.

	Three Months Ended September 30,
	2005	2004
Dividend yield	0%	0%
Expected volatility
Employee Plan	35%	35%
Directors Plan	0%	0%
Risk-free interest rate
Employee Plan	4.06%	3.70%
Directors Plan	0.00%	0.00%
Expected lives:
Employee Plan	6.33	6.01
Directors Plan	0.00	0.00

The following table summarizes significant option groups outstanding at September 30, 2005 and related weighted average exercise price and remaining contractual life information as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number at September 30, 2005	Remaining Contractual Life	Wghtd Avg Exercise Price	Number at September 30, 2005	Wghtd Avg Exercise Price
$7.625 - $13.250	880,101	3.82	$10.17	880,101	$10.17
$13.375 - $18.940	873,653	5.97	14.91	846,656	14.78
$21.000 - $34.360	823,544	8.77	28.90	628,137	29.48

	2,577,298			2,354,894

Compensation expense related to stock options is recorded as a component of either cost of goods sold, selling, general and administrative expense or research and development expense, dependent on the employee receiving the stock options. For the three months ended September 30, 2005, the Company recognized expense of $180,355 related to stock options. As of September 30, 2005, there was $1,836,675 of unrecognized compensation costs related to unvested stock options granted under the two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.01 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission.

Overview

Kensey Nash Corporation is a leading medical technology company providing innovative solutions and technologies for a wide range of medical procedures. We have expanded well beyond our beginnings in vascular puncture closure and today provide an extensive range of products into multiple medical markets, primarily in the endovascular, sports medicine and spine markets. As the inventor of the Angio-Seal™ Vascular Closure Device (Angio-Seal), a device designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations, we were the first company to place an absorbable biomaterial device into the human vascular system. As pioneers in this field of absorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. Our most recent advance into the cardiovascular market is the TriActiv® Embolic Protection System (the TriActiv System), a device designed to prevent microparticulate (very small particles of debris) from traveling downstream during the treatment of diseased coronary saphenous vein bypass grafts. We have created a new endovascular division responsible for the direct sales and marketing of the TriActiv System in the U.S. We are developing additional applications of the TriActiv technology, including devices with and without embolic protection, as part of our direct marketing strategy. We believe our direct strategy in the endovascular markets will allow us to maximize our return on our TriActiv technology.

Our initial success was with the Angio-Seal, which we invented and developed and subsequently licensed. St. Jude Medical acquired the worldwide license to the Angio-Seal device in March of 1999. St. Jude Medical has the worldwide exclusive rights for the development, manufacturing and sales and marketing of the Angio-Seal. The Angio-Seal was commercialized in the U.S. in 1996 and is currently the leading product in the vascular closure device market. The vascular closure market is estimated to be a potential $1 billion annual worldwide market with current penetration of approximately 45% to 50%. We receive a 6% royalty on all end-user Angio-Seal sales. The royalty rate decreased to 6% from 9%, as specified in the license agreement, in April 2004 upon the achievement of four million cumulative Angio-Seal units sold. In addition to royalties received, we exclusively manufacture one of the key absorbable components of the Angio-Seal, the collagen plug, and also manufacture a portion of the polymer anchors for St. Jude Medical under a new supply contract that expires in 2010. As of September 30, 2005, over 6.3 million devices had been sold in the marketplace.

Our Angio-Seal licensing agreement with St. Jude Medical continues for the life of our most recently issued Angio-Seal applicable patent, which was issued in July 2000 with an expiration date in 2017. While cardiovascular disease treatment market trends and techniques may change over the next several years, including the further development and commercialization of non-invasive diagnostic imaging techniques, we believe the current methodology for diagnostic cardiovascular catheterizations will remain the standard of care for the near and mid-term. In addition, we believe the penetration of vascular closure devices in conjunction with cardiovascular catheterizations will continue to grow and the Angio-Seal will continue to play a major role in the vascular closure market, resulting in continued growth of our Angio-Seal related revenues.

We have leveraged our knowledge gained during the development process of the absorbable biomaterials components of the Angio-Seal, the anchor and the collagen plug, as a springboard into the application of absorbable biomaterials into multiple medical markets. Our extensive experience and knowledge with these biomaterials has enabled us to become experts in the design, development, manufacture and processing of proprietary biomaterials products. We have since applied this expertise into the fields of orthopaedics (including sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. While we do not sell any biomaterials products direct to the end user, we have several strategic partnerships and alliances through which our biomaterials products are developed and marketed. We recognize both sales and royalty income, depending on the product, related to our biomaterials products. We intend to continue to leverage our proprietary knowledge and expertise in each of these markets to develop new products and technologies and to explore additional applications and partnerships for both our new and existing products.

We have also developed the TriActiv® Embolic Protection System, a device designed to provide embolic protection during the treatment of diseased vessels, with an initial application in diseased coronary saphenous vein grafts (SVG) (the use of the saphenous vein, a vein in the leg, as a bypass to a native coronary artery). This saphenous vein graft market opportunity is currently estimated at $100 - $200 million annually. The TriActiv device is a balloon embolic protection device in a market addressed by both balloon and filter devices. While both approaches have pros and cons, we believe the unique design of the TriActiv device as a system offering three key features- an embolic protection balloon, a flush catheter and an active, controlled extraction system- offers the most complete and effective solution for embolic protection. The original TriActiv System was commercially launched in Europe in May 2002 using a direct sales force in Germany and distributors throughout the rest of Europe. In the United States the TriActiv device was launched in April 2005, following March 2005 receipt of FDA clearance, through our newly created endovascular direct sales force and marketing team. Our marketing team currently includes 6 employees and our sales team in the U.S. currently includes 14 sales representatives, 7 clinical sales support specialists and 2 management team members strategically located throughout the U.S. The TriActiv FX, is our next generation version of the original device that primarily enhances ease-of-use. This device was launched in Europe in April 2005. We have completed enrollment in the U.S. clinical trial for the TriActiv FX, the ASPIRE study and anticipate submission to the FDA for marketing clearance within 90 days. A U.S. commercial launch of the FX device is expected during our fourth fiscal quarter of fiscal 2006. We cannot make any assurances as to regulatory approval for the TriActiv FX System or for future applications in the U.S. or in Europe.

The TriActiv system is a product platform, not just a single product. While the original TriActiv system as well as the TriActiv FX both address the diseased SVG market, future generations of the TriActiv platform, currently in development, have been designed to address additional markets. Short term future applications will include the treatment of diseased carotid arteries, lower extremities, and the removal of thrombus (fresh clot material in an artery) and, longer term, potentially native coronary arteries as well as acute myocardial infarction (AMI) (a heart attack). We expect our first product line expansion during the latter half of fiscal 2006 to include thrombectomy products designed to protect the microvasculature (smallest vessels of the circulatory system such as capillaries, arterioles, and venules) from dangerous embolization. These products include the ThromCat™, a fully disposable easy to use mechanical device, designed to remove moderate to heavy burdens of clot from the vasculature, and QuickCat™, a simple syringe-based clot removal system designed for the removal of soft thrombus. We anticipate both of these products will be available before the end of the fiscal year 2006, based on 510(k) applications that we expect to be submit within the next 90 days.

In addition to our thrombus applications, we have also developed a third generation of the TriActiv System which incorporates Local Flush and eXtraction (LFX™) technology designed for use in branched arteries, such as those of the carotid blood vessels. The TriActiv® ProGuard™ System incorporates three features designed to reduce the incidence of embolic stroke during carotid stenting procedures – a balloon protection guidewire, a flush catheter, and an automated extraction system to remove debris. The system will be studied and can be used in combination with any approved stent on the marketplace. In our first quarter of fiscal 2006, we submitted to the FDA for our Investigational Device Exemption (IDE) in order to commence a U.S. study of the TriActiv system in the carotid anatomy. We anticipate the pilot study will begin by the end of our second fiscal quarter 2006. In addition, we also recently announced that we have commenced a trial of the TriActiv® ProGuard™ System for carotid stenting procedures in a European Pilot study. The study will support a CE Mark application, expected in 2006, for use of the TriActiv® Embolic Protection System during carotid stenting procedures.

As we have little experience with our new direct sales and marketing efforts on the TriActiv System in the U.S., it is difficult to forecast expected sales with accuracy. However, we continue to believe the TriActiv System may have distinct competitive advantages over the existing balloon and filter embolic protection devices currently in the market.

New Facility

As a result of the growth we have experienced over the past several years in our overall business as well as our plans for the future growth and new additions to our portfolio, we believed our current leased facilities would not support the near and long-term facility requirements for manufacturing and continued development. We started the construction of a new facility in Exton, Pennsylvania in August 2004 and expect the completion of construction and complete transition of our entire operation by June 30, 2006. The new facility will incorporate a 198,000 square foot shell and 175,000 square feet of interior fit-out and will be completed in three phases, beginning in December 2005, through the end of fiscal 2006. We will be abandoning all leasehold improvements at our existing facilities at the time of transition and have estimated the total charge related to such abandonment to be $4.9 million. We began recording this charge as an acceleration of deprecation on the related assets on May 1, 2005, upon finalization of our transition plan, and will record the remainder of the total charge ($4.1 million) during fiscal 2006. Of this, a $1.7 million charge was recorded during the three months ended September 30, 2005. The Company will record the remaining acceleration of depreciation charge over the next three fiscal quarters as follows: $1.7 million, $454,000 and $324,000 in the second, third and fourth fiscal quarters, respectively. The Company also plans to incur moving costs of approximately $400,000 during the remaining quarters of fiscal 2006 for total transition costs of $4.5 million during fiscal 2006. The acceleration of depreciation charge is allocated amongst all expense components; selling, general and administrative, research and development and cost of products sold.

Equity Compensation Expense

As described below within the Critical Accounting Policies section, as required by new financial accounting standards, on July 1, 2005 we began reporting expense associated with all forms of equity compensation granted by the Company, which today includes stock options and shares of nonvested stock. The charges related to equity compensation are allocated amongst all expense components dependent on the department of the employee receiving the equity compensation.

As Reported Statement of Operations Expense Line Items with Reconciliation to Exclude Accelerated Depreciation and Equity Compensation Expense.

The following table shows the three operating expense line items included in our Statement of Operations for the period ended September 30, 2005, the amount of the item as reported under GAAP, the amount of the accelerated depreciation and equity compensation charges included within each category and the amount of the item as adjusted to exclude the acceleration of depreciation charges and the equity compensation expense:

Expense Category	As Reported 9/30/05	Acceleration of Depreciation Charge	Equity Compensation Expense	Adjusted Net Total Expense 9/30/05
Cost of products sold	4,793,629	(881,396)	(25,605)	3,886,628
Research and development	4,950,421	(550,856)	(136,143)	4,263,422
Selling, general and administrative	3,812,020	(240,872)	(258,999)	3,312,149

Total		$(1,673,124)	$(420,747)

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

The biomaterials component of net sales, which comprised 96% of total net sales, represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics (sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The two most significant components of our biomaterials sales are our orthopaedic product sales and the absorbable components of the Angio-Seal, supplied to St. Jude Medical. Our orthopaedic product sales consist primarily of sales to Arthrex, a privately held orthopaedics company for which we manufacture a wide array of sports medicine products, and Orthovita, a publicly held orthopaedic biomaterials company with which we have a partnership for products primarily for the spine. We began working with Arthrex in fiscal 1998 and have since provided Arthrex with many varied sports medicine products for commercial distribution. We began our partnership with Orthovita in 2003 and during fiscal 2004, sold our first bone grafting and spine products to Orthovita, the VITOSS FOAM strips and cylinders, and in fiscal 2005, began providing additional product lines for Orthovita (VITOSS scaffold FOAM Shapes and Pack). For the Angio-Seal, we supply the absorbable collagen plug and polymer anchor and have done so in some capacity since the product’s commercial introduction in 1995. Below is a table showing the trends in our Angio-Seal component and orthopaedic sales for the three months ended September 30, 2004 to September 30, 2005 as a percentage of our total biomaterials sales:

	Three months ended
Sales of:	September 30, 2005	September 30, 2004
Angio-Seal Components	41%	37%
Orthopaedic Products	53%	57%

Product mix varies on a quarter-by-quarter basis. In the September 2005 quarter, Angio-Seal component sales increased as a percentage of sales, primarily due to a shift in product mix. The decline in overall sales was related in part to a decline in Angio-Seal collagen plug component sales partially offset by an increase in Angio-Seal anchor component sales. Sales of the collagen plug component decreased 29% to $2.5 million for the three months ended September 30, 2005 as compared to $3.5 million in the three months ended September 30, 2004, due to order timing. The absorbable polymer anchor component increased 86% to $425,000 for the three months ended September 30, 2005 as compared to $229,000 for the three months ended September 30, 2004, primarily as a result of our new Supply Agreement with St. Jude Medical, which was effective on June 30, 2005. Under the new Supply Agreement, St. Jude Medical is required to purchase at least 30% of their polymer anchor requirements from Kensey Nash. Prior to this agreement, St. Jude was transitioning the manufacturing of the polymer anchor component in house and Kensey Nash was an informal secondary supplier. Fluctuations in component supply levels are typically related to order timing and do not reflect a decline in Angio-Seal end-user sales, which increased 11% from the comparable prior year period.

The future of this portion of our biomaterials sales is dependent upon the continued success of the Angio-Seal device in the estimated $1 billion vascular closure market. Today we estimate that the Angio-Seal device has approximately 65% of this market, based on end-user sales in excess of $75 million for the quarter ended September 30, 2005 and $304 million in the fiscal year ended June 30, 2005. The Angio-Seal market share may be impacted by future competition in this market or new technologies introduced to address diagnostic or therapeutic treatment of diseased coronary arteries.

The decline in overall sales is also attributable to a significant decrease in sales to Orthovita which also effected a decrease in our orthopaedic products sales as a percentage of total biomaterials sales. Orthovita sales decreased $1.9 million, or 82%, from the first quarter fiscal 2004 to the comparable period of fiscal 2005. This decline was anticipated and is a result of product launch quantities ordered for the VITOSS FOAM Flow and VITOSS FOAM Shapes product lines in the first quarter of fiscal 2005 which increased the sales volume significantly in that quarter. In addition, Orthovita is working through inventory purchased in conjunction with these product launches as well as a restructuring of their ordering patterns associated with new product launches and therefore have decreased their order quantities during fiscal 2006. Despite the decline in our product sales to Orthovita, their end user VITOSS FOAM sales were strong, up 47% in the quarter ended September 30, 2005 over the prior year comparable period, and Orthovita is forecasting growth in excess of 30% for its calendar year 2005.

We are currently working to expand our biomaterials customer and product base by initiating new partnerships within the medical device industry, as well as expanding the product lines for our current customers. With the combination of our new Supply Agreement with St. Jude Medical, anticipated continued growth in Angio-Seal end user sales and other new business opportunities, we expect our second half of the fiscal year 2006 to improve despite the forecasted decrease in our sales to Orthovita.

Our net sales in the orthopaedic portion of our business is dependent on several factors, including the success of our current partners in sports medicine and spine, the continued acceptance of biomaterials-based products in these two markets as well as expanded future acceptance, and our ability to offer new products or technologies and attract new partners in these markets.

Endovascular. Our initial endovascular offering, the TriActiv System, is a platform technology, offering not only our initial application for the protection from embolization during treatment of diseased saphenous vein grafts (SVG), but also future applications for the treatment of carotid artery disease, amongst others. A second endovascular platform of thrombectomy products, described below is expected to be launched by the end of fiscal 2006. Embolic protection is a relatively new technology and is still subject to acceptance by the medical community, particularly for future applications. We will market all products under this platform through our newly created endovascular division responsible for direct sales and marketing of the TriActiv System in the U.S. The development of additional applications of the TriActiv technology to broaden the array of products offered, including devices with and without embolic protection, is part of our direct marketing strategy. We believe our direct strategy in the endovascular markets will allow us to maximize our return on our TriActiv technology platform.

United States. In the U.S., we launched the TriActiv System in April 2005 after receiving FDA clearance in March 2005, through our newly formed direct sales force. We will continue to build this sales team as required to address the market demands for the product and to service existing accounts. In addition, we have a marketing team that supported the April 2005 product launch of the TriActiv System and is presently working on promotion efforts related to our current TriActiv device as well as preparing for upcoming launches of our new generations and applications of the TriActiv System. Sales of the TriActiv System in the U.S. were $235,000 in our first fiscal quarter 2006. We anticipate sales growth for the TriActiv product platform for the remainder of fiscal 2006 based on greater acceptance of our SVG product by the medical community, as well as the launch of a new generation SVG product, the TriActiv® FX™ Embolic Protection System (the TriActiv FX System), during the fourth quarter of fiscal 2006. This second generation device incorporates several important ease-of-use design enhancements including an integrated, fully disposable flush and extraction system, a new balloon inflator that simplifies catheter exchanges during the procedure, and a new flush catheter design to enhance device usage and reduce procedure time. In addition, we anticipate launch of our additional applications in thrombus removal in the fourth quarter of fiscal 2006. While we continue to be optimistic about this second generation SVG device and believe that it will improve our penetration in the SVG market, current trends in the U.S. indicate that interventional procedures in SVGs may be substantially lower than industry analysts’ or the Company’s estimates previously indicated. Due to these uncertainties in the SVG market and the anticipated launch of new products, the timing of which is difficult to determine because of reliance on FDA timelines, we have limited visibility regarding TriActiv sales for the remainder of fiscal 2006, or beyond.

Europe and Asia. In Europe, the original TriActiv System was commercially launched in May 2002 and the TriActiv FX System in April 2005. We are selling direct in Germany and via distributors throughout the rest of Europe and in India. We have distributor agreements for sales in Ireland, Switzerland, Austria, Italy, the Netherlands, and the United Kingdom. In addition, in April 2005 we initiated a distribution agreement in India, our first agreement in Asia. We are in the process of identifying distributors for additional markets in Europe and Asia. TriActiv sales in Europe were $91,000 for the first quarter fiscal year 2006, a 38% increase over the comparable prior year period. While sales in Europe increased, as in the U.S., European interventional procedures in SVGs have been substantially lower than analysts’ or the Company’s estimates previously indicated. This has resulted in lower than anticipated product sales for the TriActiv SVG application in Europe. However, we believe the launch of the TriActiv FX for SVGs, offering improvements in ease-of-use, will increase our penetration in the SVG market. We also believe future applications of the TriActiv product platform, including carotid artery and thrombus removal applications, will improve the total sales of the TriActiv device in the European community.

Worldwide. TriActiv System sales were approximately 4% of our total sales for the fiscal quarter ended September 30, 2005 and were less than 1% of our total sales for the fiscal quarter ended September 30, 2004. We anticipate sales of the TriActiv System will become a more significant component of net sales during the second half of fiscal 2006 and beyond as we increase our sales of the product in the U.S. market, gain new customers in the European and Asian markets and introduce new versions and applications of the product in both the U.S. and Europe.

Research and Development Revenue. No research and development revenue was generated in the three months ended September 30, 2005. In the three months ended September 30, 2004 research and development revenue was derived from a $1.9 million National Institute of Standards and Technology (NIST) grant received in October 2001. Under this grant we were researching a synthetic vascular graft, utilizing our proprietary porous tissue matrix (PTM) technology. This project concluded in September 2004. We have no remaining grant revenue and do not expect to earn any grant revenue in fiscal 2006.

Royalty Income. Our royalty income primarily consists of royalties received from St. Jude Medical, related to the Angio-Seal product, and from Orthovita, related to the VITOSS family of products.

Angio-Seal. Royalties from St. Jude Medical are earned on Angio-Seal worldwide net sales. We anticipate sales of the Angio-Seal device will grow in fiscal 2006, with forecasted continued procedure growth and as St. Jude Medical continues to expand its sales and marketing efforts and launch new generations of the product. Under our License Agreement with St. Jude Medical, there was a final contractual decrease in the royalty rate, to 6% from 9%, upon reaching four million cumulative units sold. This final rate reduction occurred in April 2004. Unit sales of the Angio-Seal increased 12% in the three months ended September 30, 2005 from the comparable period in fiscal 2004. We expect that royalty income from the Angio-Seal device will continue to be a significant source of revenue for the foreseeable future.

VITOSS FOAM and VITOSS. Under our March 2003 agreement with Orthovita to co-develop and commercialize the VITOSS FOAM products, we receive a royalty on Orthovita’s end-user sales of all such VITOSS FOAM products. In addition, in August 2004 we acquired the proprietary rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, the Company receives an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VITOSS technology up to a total royalty to be received of $4.0 million, with $3.3 million remaining at September 30, 2005.

We received our first royalty under these agreements in the third quarter of fiscal 2004, when Orthovita launched its initial bone grafting and spinal product lines, VITOSS scaffold FOAM strips and cylinders. Royalty income from Orthovita has increased since that time as Orthovita has launched three additional product lines, VITOSS scaffold FOAM flow, shapes and pack in June and October of 2004 and May of 2005, respectively. We believe the unique technology associated with the VITOSS FOAM products and the growing spine market will result in the Orthovita component of our royalty income becoming more significant over the next fiscal year and beyond. Royalty income received from Orthovita in our first quarter of fiscal 2006 was $611,000.

Expenses.

Cost of Products Sold. Our quarterly gross margin on sales has been in a range of 55% to 63% for the past three fiscal years, and is very dependent on sales volume and product mix. The decrease in our sales volume from prior periods contributed significantly to a decline in our gross margin for the period ended September 30, 2005 (see further discussion below in the Results of Operations section). We expect gross margins to remain at levels below our recent historical rates until the second half of fiscal 2006 when we anticipate substantial increases in sales volumes.

While we anticipate continued improvement in the gross margin in the latter half of our fiscal 2006, due primarily to an increase in sales volume, overall margin will be impacted by initial low margins of approximately 25% to 40% on the TriActiv product line, associated with low volumes and start-up inefficiencies. Our engineering teams are also working on process improvements and automation on the TriActiv product and we anticipate TriActiv margins will be more in line with those of overall product mix during fiscal 2007. Overall, for fiscal 2006, we believe our total gross margin, across all product lines, will be consistent with fiscal 2005, excluding the effect of future charges related to acceleration of depreciation and equity compensation expense.

Research and Development Expenses. Research and development expense consists of expenses incurred for the development of our proprietary technologies, such as the TriActiv System, absorbable and nonabsorbable biomaterials products and technologies and other development programs. A major component of our research and development expense since fiscal 2002 has been our TriActiv System clinical study expenses. In March 2005 we began enrollment in a U.S. clinical trial registry, the ASPIRE (Angioplasty in SVGs with Post

Intervention Removal of Embolic Debris) Clinical Study, utilizing the TriActiv FX System and have recently announced the completion of enrollment. We anticipate submission to the FDA within 90 days and the receipt of FDA clearance and commercial market launch during the fourth quarter of fiscal 2006. The ASPIRE study was a multi-center, prospective registry, designed to support regulatory clearance of the TriActiv FX System in the U.S. for a saphenous vein graft (SVG) indication. The study enrolled 113 patients at 20 sites in the U.S and Europe.

In addition to the ASPIRE study, in September 2005, we submitted to the FDA for approval to start a pilot study on the TriActiv® Embolic Protection System for carotid stenting procedures, the newest version of the TriActiv® System product line. This system, the TriActiv® ProGuard™ System, incorporates Local Flush and eXtraction (LFX™) technology designed for use in branched arteries, such as those of the carotid blood vessels and incorporates three features designed to reduce the incidence of embolic stroke during carotid stenting procedures – a balloon protection guidewire, a flush catheter, and an automated extraction system to remove debris. The system will be studied and can be used in combination with any approved stent on the marketplace. If approved, this study is planned as a 30 patient study at 3 U.S sites. We anticipate enrollment will require approximately 90 days, at which point we would submit for approval to conduct our large, randomized study in pursuit of U.S. marketing clearance for the TriActiv System carotid application.

On November 3, 2005, we also announced the commencement of enrollment in a trial of the TriActiv® ProGuard™ System in a European pilot study. The study will support a CE Mark application, expected in the fourth quarter of fiscal 2006, for European use of the ProGuard™ System during carotid stenting procedures.

We cannot give any assurances as to regulatory approval for the TriActiv FX System, the TriActiv® ProGuard™ System or for any other future applications in the U.S. or in Europe.

Clinical efforts in pursuit of FDA and European community approval and continuing development of future generations of the TriActiv System, as well as our continued development of proprietary biomaterials products and technologies, require significant research and development expenditures. We anticipate research and development expense, including additional clinical trials, will increase as we pursue commercialization of future generations of the TriActiv System in the U.S., and explore opportunities for other indications related to the TriActiv System, as well as our other technologies, including the continued development of proprietary biomaterials technologies.

Research and development expenses were 34% of total revenues for the three months ended September 30, 2005, excluding the accelerated depreciation and equity compensation charges (it was 39% including these two items), compared to 29% of total revenue for the three months ended September 30, 2004. We believe research and development expenditures will increase in absolute dollars over the next three quarters of fiscal 2006, however we believe that they will decrease as a percentage of total revenue.

Selling, General and Administrative. Selling, general and administrative expenses include the costs of our finance, information technologies, human resource and business development departments, as well as costs related to the sales and marketing of our products.

The general and administrative component increased throughout fiscal 2005 and continues to increase in fiscal 2006 primarily due to increases in professional service fees, specifically audit and legal fees related to complying with the Sarbanes-Oxley Act of 2002.

The sales and marketing component consists of expenses in the U.S. and in Europe related to the direct commercialization efforts for the TriActiv System in both cases. We have a TriActiv sales and marketing team in the U.S. and a sales and marketing team headquartered at our European subsidiary, Kensey Nash Europe GmbH. These teams are selling the product directly in the U.S. and German markets and, in Europe, the team supports our distributor relationships outside of Germany in the rest of Europe and in Asia.

Our sales and marketing expenses increased throughout fiscal 2005 and continue to do so in fiscal 2006. These increases relate primarily to costs of the marketing and sale of the TriActiv System in the U.S, especially since April 2005 when we commercially launched the product in the U.S. The continuing expense increases include the costs associated with building and maintaining the Endovascular direct sales force as well as strategic marketing campaigns for the TriActiv device in the U.S. We anticipate sales and marketing expenses will increase substantially in fiscal 2006 over fiscal 2005 as we continue our sales and marketing efforts of the TriActiv product, both in the U.S. and in Europe. We are also continuing to expand our marketing efforts for our biomaterials business.

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

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 104’s primary purpose was to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was modified as a result of the issuance of Emerging Issues Task Force (EITF) Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). The adoption of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

Sales Revenue. Sales revenue is recognized when the related product is shipped. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. All of our shipments are Free on Board (F.O.B.) shipping point. We reduce sales for estimated customer returns, discounts and other allowances, if applicable. The our products are primarily manufactured according to our customers’ specifications and are subject to return only for failure to meet those specifications.

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

Accounting for Stock-Based Compensation. Through the end of fiscal 2005, we accounted for stock-based compensation costs under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148), which permitted (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We accounted for our stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represented the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore prior to fiscal 2006, we did not recognize any compensation expense for options granted to employees. Options granted to non-employees, as defined under SFAS 123, (as amended by SFAS 148) and EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, were recorded as compensation expense over the contractual service period using the fair market value method in accordance with SFAS 123, which required using the Black-Scholes option pricing model to determine the fair market value of the option at the original grant date. We granted options to non-employee, outside consultants during fiscal 2003 and 2004, but not in fiscal 2005. See Note 10 to the financial statements for information regarding options granted to non-employee outside consultants in July 2003 and October 2002. We accounted for nonvested shares to non-employee members of the Board of Directors and executive officers using the intrinsic value method in accordance with APB 25. We granted nonvested shares to members of the Board of Directors and executive officers during fiscal 2004 and 2005. See Note 11 to the Condensed Consolidated Financial Statements for nonvested stock awards made to the non-employee members of the Board of Directors and to executive officers of the Company.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R) that amends SFAS 123 and APB 25 and requires that the cost of share-based payment transactions (including those with both employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective for the Company as of the first interim period beginning after June 15, 2005.

Effective July 1, 2005, we adopted the provisions of SFAS 123(R) using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method resulted in compensation costs related to the Company’s equity compensation plans.

Stock Options. Stock options granted to employee and non-employee members of the Board of Directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is calculated under the Black-Scholes option-pricing model. See Note 13 to the financial statements included in this Form 10-Q for additional information.

Nonvested Shares. All nonvested shares granted to executive officers, management and non-employee members of the board of directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is based upon the closing price of the Company’s common stock on the date of grant. See Note 11 for nonvested stock awards granted to the non-employee members of our board of directors, our executive officers and certain of our other management. The Company has implemented a practice of granting nonvested shares to the members of its board of directors as well as to its executive officers, as permitted under its stock option plans, as a component of board and executive officer compensation arrangements. In response to growing industry concerns related to the effect of expensing stock options, we diversified our compensation arrangements to reduce the number of total equity shares granted to board members, executive officers and management team. The compensation arrangements now include the granting of nonvested shares as well as, for executive officers and other management team members, a greater component of incentive cash compensation, rather than solely stock options. The first nonvested shares were granted to our board of directors in December 2003, the first nonvested shares to executive officers were granted in July of 2004 and the first nonvested shares to management were granted in September 2005.

Non-Employee Stock Options. Options granted to non-employee outside consultants, as defined under SFAS 123 (R), are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is calculated under the Black-Scholes option-pricing model. See Note 7 to the financial statements included in this Form 10-Q for a discussion of options granted to non-employee outside consultants in July 2003 and October 2002.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined using a combination of factors intended to ensure that our trade receivables balances are not overstated due to uncollectibility. We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, significant one-time events and historical experience with each customer. Also, we record additional reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to specific customers change, our estimates of the recoverability of receivables would be adjusted. We believe our allowance at September 30, 2005 was sufficient to cover all existing accounts receivable.

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

Results of Operations

Comparison of Three Months Ended September 30, 2005 and 2004

The following table summarizes our operating results for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and includes expense line items as reported, including charges related to acceleration of depreciation and equity compensation expenses.

	Three Months Ended				Percent Change Prior Period to Current Period
($ millions)	September 30, 2005	% of Total Revenues	September 30, 2004	% of Total Revenues
REVENUES:
Total Revenues	$12.7		$15.1		(16)%
Net Sales	$7.5	59%	$10.1	67%	(26)%
Research & Development Revenue	$—	0%	$0.3	2%	(100)%
Royalty Income	$5.2	41%	$4.7	31%	11%
EXPENSES:
Cost of Products Sold	$4.8	38%	$4.0	27%	18%
Research & Development Expense	$5.0	39%	$4.4	29%	13%
Selling, General & Administrative Expense	$3.8	30%	$2.5	16%	54%
INTEREST INCOME	$0.3	2%	$0.3	2%	(6)%
NET INCOME (LOSS)	$(0.2)		$3.2		(106)%

As additional information and to more clearly present comparative data for the periods ended September 30, 2005 and 2004, the following table presents the operating expense portion of our results without the charges for acceleration of depreciation and equity compensation under SFAS 123(R) for the three months ended September 30, 2005 (as reconciled in the chart contained in the Overview section above). This information is provided to supplement our consolidated financial statements presented in accordance with Generally Accepted Accounting Principles (GAAP) and to enhance the user’s overall understanding of our current verses historical financial performance and our prospects for the future. We believe this information is useful to both management and investors because it excludes the acceleration of depreciation charge and equity compensation expense that we believe are not indicative of our core operating results. Equity compensation expense of $421,000 was recorded in the period ended September 30, 2005, related to the adoption of SFAS 123(R), and allocated amongst all income statement expense line items therefore skewing the comparison of results for the prior period to this current period. While this expense will continue to be recorded as a component of our operating results in all future periods, we will provide this adjusted information at least through the remainder of fiscal 2006, the period for which the year over year comparisons will be impacted. An acceleration of depreciation charge of $1.7 million was recorded related to the Company’s move to its new facility, expected to be complete by June 2006. The recording of the total anticipated charge of $4.9 million began in May of 2005 and will continue through June of 2006. Again, for meaningful comparison of current to prior periods, we have adjusted the reported results for the amount of this charge and will continue to do so for as long as this charge appears in one period presented but not in the comparable period. Both of these non-GAAP measures are non-cash charges and will have no impact on the cash flows of the Company. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

Operating Expense Line Items as Adjusted.

	Three Months Ended				Percent Change Prior Period to Current Period
($ millions)	September 30, 2005	% of Total Revenues	September 30, 2004	% of Total Revenues
EXPENSES:
Cost of Products Sold	$3.9	31%	$4.0	27%	(4)%
Research & Development Expense	$4.3	34%	$4.4	29%	(3)%
Selling, General & Administrative Expense	$3.3	26%	$2.5	16%	34%

Total Revenues and Net Sales. Total revenues decreased 16% to $12.7 million in the three months ended September 30, 2005 from $15.1 million in the three months ended September 30, 2004.

Net sales of products decreased to $7.5 million for the three months ended September 30, 2005 compared to sales of $10.1 million for the three months ended September 30, 2004. We had a 16% decrease in our cardiology product sales and a 33% decrease in our orthopaedic product sales.

Cardiology Product Sales. Cardiology sales are comprised of cardiology biomaterial sales and our TriActiv System sales in the U.S. and in Europe. Cardiology biomaterial sales decreased by 23% to $2.9 million from $3.8 million for the three months ended September 30, 2005 and 2004, respectively. This decrease related to sales of the collagen plug component of the Angio-Seal product to St. Jude Medical, which decreased $1.0 million, or 29% over the prior year comparable period, offset in part by an increase in sales of the polymer anchor component of the Angio-Seal device, which increased $196,000, or 86% over the prior year comparable period. The increase in sales of our anchor component was a result of our new Supply Agreement with St. Jude Medical, requiring the purchase of at least 30% of it’s the Angio-Seal polymer anchor requirements from Kensey Nash, an improvement over previous informal commitments to purchase 15% to 20% of such requirements. The decrease in sales of the collagen plug component is due to the timing of orders and does not reflect a decline in Angio-Seal end-user sales. End-user sales of the Angio-Seal device increased 11% in the three months ended September 30, 2005 from the prior year comparable period. The decrease in cardiology biomaterial sales was partially offset by a 411% increase in TriActiv sales. In the second quarter of direct commercial sales, U.S. TriActiv sales were $235,000 for the quarter ended September 30, 2005. TriActiv Sales in Europe were $91,000 in the three months ended September 30, 2005, an increase of 38% over the prior year comparable period. European sales include sales of the new TriActiv FX, which launched in late March 2005. TriActiv sales for the three months ended September 30, 2005 were approximately 4% of total sales.

Orthopaedic Product Sales. Orthopaedic sales decreased 33% to $3.8 million in the three months ended September 30, 2005 from $5.7 million for the three months ended September 30, 2004. This decline was primarily the result of a $1.9 million decrease in sales of Vitoss FOAM bone graft substrate products to Orthovita. Sales to Orthovita were $425,000 in the three months ended September 30, 2005, compared to $2.3 million in the same period a year earlier. This decline was anticipated and is a result of first quarter fiscal 2005 shipments of large product launch quantities of the VITOSS FOAM Flow and VITOSS FOAM Shapes product lines. In addition, Orthovita is working through inventory purchased during its product launches in fiscal 2004. Sales to Orthovita for the upcoming quarters are expected to show a decrease over the prior year comparable periods as Orthovita continues to work through its current inventory. Future product launches are expected in fiscal 2007. The decline in sales of products to Orthovita is not reflective of their end-user sales, which have shown growth of 47% year over year and are expected to continue to grow through fiscal 2006.

Research and Development Revenues. There were no research and development revenues in the three months ended September 30, 2005, compared to $253,000 of revenues in the three months ended September 30, 2004. The research and development revenues for the three months ended September 30, 2004 consisted of amounts generated under our NIST synthetic vascular graft development grant, which concluded in September 2004.

Royalty Income. Royalty income increased 11% to $5.2 million from $4.7 million in the three months ended September 30, 2005 and 2004, respectively.

St. Jude Medical Angio-Seal royalty income increased 11% to $4.6 million during the three months ended September 30, 2005 compared to $4.1 million in the three months ended September 30, 2004. Units sold increased 12% in the first quarters of fiscal 2006 and 2005, respectively. We believe that the increase in units was due to St. Jude Medical’s continued sales and marketing efforts, which are resulting in greater market share and overall increased adoption of vascular closure devices in the market. St. Jude Medical’s market share is estimated at 60% to 65% and worldwide market penetration of vascular closure devices is estimated at approximately 45% to 50%.

Additionally, there was an increase of 7% in royalties from Orthovita in the three months ended September 30, 2005 over the same period of the prior year. Total royalty income from Orthovita was approximately $611,000 for the first quarter of fiscal 2006 compared to $571,000 in the first quarter of fiscal 2005. The fiscal 2005 amount included a recognition of $118,000 associated with the purchase of additional proprietary rights. End-user sales of our co-developed VITOSS FOAM products increased 47% in our first quarter fiscal 2006 compared to the prior year comparable quarter.

Expenses. As noted above, for the period ending September 30, 2005, each of the following expense categories included charges for an acceleration of depreciation related to our facility transition and equity compensation expense related to the adoption of FAS 123(R). To present comparative information between the periods ended September 30, 2005 and 2004 in as clear a manner as possible, we have included tables to show the expense line item results as adjusted per the table above as well as excluded such charges when presenting comparative narrative in all operating expense sections below.

Cost of Products Sold.

Total Cost of Products Sold Expense and Margin Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported 9/30/05	Adjusted 9/30/05	Reported 9/30/04	% Inc (Dec)
Cost of products sold	4,793,629	3,886,628	4,046,504	(4)%
Gross Margin	36%	48%	60%	(20)%

Adjusted cost of products sold decreased 4% to $3.9 million in the three months ended September 30, 2005 from $4.0 million in the three months ended September 30, 2004, on a net sales decrease of 26%. Adjusted gross margin on sales decreased to 48% in the three months ended September 30, 2005 compared to 60% in the three months ended September 30, 2004 The decrease in our sales volume combined with consistent fixed costs of goods sold expenses contributed significantly to the decline in our gross margin. We expect a similar adjusted gross margin in our second quarter of fiscal 2006 as our sales volumes are not expected to increase until the second half of fiscal 2006.

Research and Development Expenses. Total Research and Development Expense Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported 9/30/05	Adjusted 9/30/05	Reported 9/30/04	% Inc (Dec)
Research and Development Expense	4,950,421	4,263,422	4,383,524	(3)%
% of Revenue	39%	34%	29%	17%

Adjusted research and development expenses decreased to $4.3 million in the three months ended September 30, 2005 compared to $4.4 million in the three months ended September 30, 2004. Biomaterials and other proprietary technologies spending remained consistent at $1.7 million, excluding $332,000 in charges for accelerated depreciation and equity compensation, for the three months ended September 30, 2005 compared to $1.7 million for the three months ended September 30, 2004. While we experienced minor fluctuations within individual accounts, no individual fluctuation was material. Research and development expenses related to the TriActiv system decreased $146,000 to $2.5 million in the three months ended September 30, 2005 from $2.7 million in the three months ended September 30, 2004, excluding $355,000 in charges for accelerated depreciation and equity compensation. Expense increases occurred primarily in personnel costs of $24,000 and clinical trial costs of $267,000. Personnel increases as well as clinical trial expenses supported the growth in the development efforts on future generations of the TriActiv system. These cost increases were offset in part by a decrease in operational supplies and design costs of $218,000. Although we continue to update the design of the TriActiv product lines, there were a significant amount of design changes and enhancements on the upcoming generations of the TriActiv System in the quarter ended September 30, 2004 compared to our current quarter. This decrease was reflective of all of the efforts related to finalizing several of these new product lines over the past year. Overall, we expect research and development expenses to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense.

Total Selling, General and Administrative Expense Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported 9/30/05	Adjusted 9/30/05	Reported 9/30/04	% Inc (Dec)
Selling, general and administrative expense	3,812,020	3,312,149	2,474,189	34%

Adjusted selling, general and administrative expense increased 34% to $3.3 million in the three months ended September 30, 2005 from $2.5 million in the three months ended September 30, 2004. Adjusted general and administrative expenses increased $34,000 to $1.6 million in the three months ended September 30, 2005 from $1.5 million in the three months ended September 30, 2004. The increase was primarily attributable to a $156,000 increase in legal and professional service fees, specifically audit and legal fees related to complying with the Sarbanes-Oxley Act of 2002.

Adjusted sales and marketing expenses increased $804,000 to $1.8 million from $1.0 million in the three months ended September 30, 2005 and 2004, respectively. This increase was primarily the result of our U.S. expenses, which increased $948,000 to $1.4 million in the three months ended September 30, 2005 from $453,000 in the three months ended September 30, 2004. Personnel and travel expenses increased $691,000 relating to the hiring and maintenance of the TriActiv System direct sales force and clinical sales support staff.

In addition, there was an increase of $135,000 in marketing expenses and professional fees related to strategic marketing campaigns for the TriActiv System in the U.S.

The TriActiv System European sales and marketing costs decreased $144,000 to $354,000 in the three months ended September 30, 2005 compared to $498,000 during the three months ended September 30, 2004. This decrease was due to a decrease in personnel expenses of $100,000 as well as a decrease in clinical trial expenses of $92,000 due to the conclusion of the FIRST Study in December 2004. These decreases were partially offset by an increase in marketing expenses of $52,000 related to the marketing of the TriActiv FX device in Europe.

Net Interest Income. Interest income decreased by 6% to $291,000 in the three months ended September 30, 2005 from $310,000 in the three months ended September 30, 2004. This was due to our cash and investment balance decreasing by 32% in the period ended September 30, 2005 over the comparable prior year period partially offset by slightly higher interest rates. There was no interest expense in the three months ended September 30, 2005 compared to $5,000 in the three months ended September 30, 2004.

Other Income. Other non-operating income was $19,000 in the three months ended September 30, 2005 compared to $30,000 in the three months ended September 30, 2004. Other non-operating income for the three months ended September 30, 2005 related to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Liquidity and Capital Resources Section and Note 12 to the financial statements included in this form 10Q) while other non-operating income for the three months ended September 30, 2004 related to a gain on sale of fixed assets.

Liquidity and Capital Resources

Our cash, cash equivalents and investments were $38.7 million at September 30, 2005, a decrease of $6.1 million from our balance of $44.9 million at June 30, 2005, the end of our prior fiscal year. In addition, our working capital was $53.9 million at September 30, 2005, a decrease of $4.2 million from our working capital of $58.1 million at June 30, 2005.

Operating Activities

Net cash used in our operating activities was $2.1 million in the three months ended September 30, 2005. For the three months ended September 30, 2005, we had net loss of $183,000, a net tax benefit from the exercise of stock options and nonvested stock awards of $321,000, non-cash employee stock-based compensation of $421,000, and non-cash depreciation and amortization of $2.7 million. There was a use of cash for excess tax benefits from share-based payment arrangements of $178,000 of cash and exchange on nonvested shares that used $94,000 of cash. Cash used as a result of changes in asset and liability balances was $5.1 million. The decrease in cash related to the change in assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses ($6.1 million) and an increase in inventory ($1.5 million) and prepaids and other assets ($583,000). This decrease in cash was offset by a decrease in accounts receivable which provided cash of $3.3 million.

The decrease in accounts payable and accrued expenses related to the timing of payments for the new building and business expansion during the quarter. There were a large amount of expenses related to the building in our accounts payable and accrued balance as of June 30, 2005, which were subsequently paid in the first quarter fiscal 2006. The increase in inventory related to the continued build up of TriActiv component parts, the build up of finished goods in anticipation of production down time associated with our plan to move to the new facility over the next quarter and a stocking of one of our primary raw materials to take advantage of a quantity price reduction. The increase in prepaids and other assets related to an increase in prepaid federal taxes of $591,000 (See Note 9 – Income Taxes).

Investing Activities

Cash provided by investing activities was $1.1 million for the three-month period ended September 30, 2005. This was the result of purchase and redemption activity within our investment portfolio and capital spending related to the construction of our new facility (see below) and ongoing expansion of our manufacturing capabilities.

During the period, investments of $8.7 million either matured, were sold or were called. We subsequently purchased new investments with these proceeds for total investment purchases of $2.5 million, providing net cash through investment activity of $6.2 million. See Note 1 to the condensed consolidated financial statements included in this quarterly report for a description of our available-for sale securities.

We have a $30.0 million capital spending plan for fiscal 2006, of which up to $20 million was authorized for construction of our new facility (see discussion below) through the end of our fiscal 2006. The remainder will be expended to continue to expand our research and development and manufacturing capabilities. Of this total plan, we spent $5.1 million during the three months ended September 30, 2005, of which $1.7 million related to ongoing operations of the Company. The remaining $3.4 million was for the construction of our new facility.

New Facility

Our new facility will be located approximately two miles from of our existing facility in Exton, Pennsylvania. Long term, the proposed building site will be able to accommodate a 220,000 square foot facility and thus provide for our future growth and continued expansion. Our construction plan has three phases. Phase one is the construction of a 160,000 square foot building shell and the fit-out of 90,000 square feet of space for our manufacturing and quality assurance operations. Phase one, which began in the first fiscal quarter of 2005 is expected to be completed during our second quarter of fiscal 2006 and have a total estimated cost of $35 million, including the land purchase. Phase two will complete the interior fit-out of the 160,000 square feet and is anticipated to be complete within four months of phase one, or in the early fourth quarter of fiscal 2006. The second phase would allow the complete transition of all our personnel and operations to the new facility, with the exception of our model shop. Phase three would bring the building to a 198,000 square foot shell with an additional 13,000 square feet of fit-out, and allow us to bring the entire organization into the new facility. Phase three is expected to be complete by June 30, 2006. Phases two and three are estimated at an additional cost of $11 million, including the purchase of additional land. Our current plan is to finance the construction of this building from current available cash on hand or liquid investments.

As noted earlier in this filing, associated with management’s finalization of the plan for transition of its operations to the new facility, which occurred on April 30, 2005, the Company is recording an acceleration of depreciation charge related to the assets to be abandoned at the time of transition. The total value of assets to be abandoned was $4.9 million at April 30, 2005, of which an acceleration of depreciation charge of $813,000 was recorded in the quarter ended June 30, 2005. A charge of $1.7 million, was recorded during the three months ended September 30, 2005. The Company will record the remaining depreciation over the next three fiscal quarters as follows: $1.7 million, $454,000 and $324,000 in the second, third and fourth fiscal quarters, respectively. The Company also plans to incur moving costs of approximately $400,000 during the remaining quarters of fiscal 2006 for a total of $4.5 million of transition costs during fiscal 2006.

Financing Activities

Cash provided by financing activities was $1.2 million for the three-month period ended September 30, 2005. This was primarily the result of proceeds from the exercise of stock options. The exercise of stock options provided cash of $1.0 million for the three months ended September 30, 2005. Excess tax benefits from share-based payment arrangements also provided $178,000 of cash. We believe there may be a decline in option exercises, at least in the short-term due to the current market price of our common stock.

Debt

On September 1, 2000, we incurred an obligation in the amount of $4.5 million in conjunction with the acquisition of THM Biomedical, Inc. The obligation was due in equal quarterly installments. In September 2004 the entire obligation was paid in full. No debt remained on our balance sheet as of September 30, 2004.

Stock Repurchase Program

On August 17, 2004, we announced that our board of directors had reinstated a program to repurchase issued and outstanding shares of our common stock over six months from the date of the board reinstatement. The reinstated plan called for the repurchase of up to 259,000 shares, the balance under the original plan approved in October 2003. We repurchased and retired 199,867 shares of common stock under the reinstated program at a cost of approximately $5.1 million, or an average market price of $25.68 per share. This program expired in February 2005.

On March 16, 2005, we announced a new program under which an additional 400,000 issued and outstanding shares of the our common stock were approved for repurchase by our board of directors. As of June 30, 2005, we had repurchased and retired 103,133 shares of Common Stock under this new program at a cost of approximately $2.7 million, or an average market price of $26.58 per share, using available cash. At June 30, 2005, there were 296,867 shares remaining for repurchase under this program. There were no repurchases of stock for the three months ended September 30, 2005. This plan was to expire on September 30, 2005, but it has been extended indefinitely until terminated by the board of directors.

Research and Development Tax Credit

During the fourth quarter of fiscal 2003, we performed a retrospective research and development tax credit study for fiscal years 1993 through 2003. We recorded the majority of the retrospective tax credit resulting from this study ($1.5 million) in the fourth quarter of fiscal 2003 and the remainder during the first quarter of fiscal 2004. We continue to record research and development tax credits as a component of its current tax provision related to its ongoing performance of qualified research and development.

General

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities for the TriActiv System and our biomaterials products. We will continue the construction of our new facility to support the continued growth of our biomaterials business and the commercialization of the TriActiv System. We are marketing and selling the TriActiv System in the U.S. through a direct sales force. Our sales and marketing expenses are expected to increase substantially as we continue to invest in the building of our U.S. sales team and increased marketing efforts toward the success of the TriActiv product platform. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. We also believe our cash and investment balances will be sufficient on a longer term basis, however, that will depend on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development and costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities, including our new facility; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

The terms of any future equity financing we undertake may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants that limit our ability to pursue certain courses of action.

Our ability to obtain financing is dependent on the status of our future business prospects, as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be available to us, or will be available to us on acceptable terms should such a need arise.

Presented below is a summary of our contractual obligations as of September 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facility Construction	$4,561,669	$4,561,669	$—	$—	$—
Contractual Commitments for Capital Expenditures (1)	4,140,031	4,140,031	—	—	—
Operating Lease Obligations (2)	463,408	463,408	—	—	—

Total	$9,165,108	$9,165,108	$—	$—	$—

(1)	These obligations consist of open purchase orders for capital items primarily for the transition to the new facility. All other purchase orders are excluded as they are part of our normal business practices.
(2)	In accordance with Accounting Principles Generally Accepted in the United States, these obligations are not recorded in the Consolidated Balance Sheet.

Opportunity Grant

In November 2004, the Company was awarded a $500,000 opportunity grant from the Department of Community and Economic Development of the Commonwealth of Pennsylvania. This grant was awarded to us for the potential job-creating economic development opportunities created by our construction of its new facility within the state of Pennsylvania. The grant is conditioned upon meeting the following: (1) we will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of our request for the grant, (2) we will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of our facility groundbreaking and (3) we will operate at its new facility for a minimum of 5 years. We received the cash payment of $500,000 in its third fiscal quarter 2005. Revenue will be recognized as earned over the longest period contained within the grant commitment terms (five years from the date of occupancy of our new facility). This date of satisfaction of the last grant commitment is expected to be in December 2010, assuming the original expectation for a Phase 1 transition to the new facility by the end of December 2005. As of September 30, 2005 approximately $74,000 of revenue was recognized related to this grant as a component of Other Income, of which $20,000 was recognized in the first fiscal quarter of 2006.

Adoption of SFAS No. 123(R), Share-Based Payment

We offer employee and non-employee directors and outside consultants share-based compensation in the form of nonvested common stock and stock options. Share-based compensation is awarded to officers, non-employee directors’ and employees of the Company who contribute to the growth and success of the Company. (See Notes to the Financial Statements: Note 11 – Nonvested Stock and Note 13 – Stock Option Plans for more details on these plans). As of July 1, 2005, we were required to adopt the provisions of SFAS No. 123(R) which require us to expense the fair value of share-based compensation. As a result, we anticipate a significant increase in our share-based compensation expense compared to prior fiscal years.

The transition method we have chosen to use under the provisions of SFAS 123(R) is the modified prospective application. We are accounting for all share-based compensation (stock options and nonvested stock for employees and non-employee directors and outside consultants) applying the fair value method. The stock option expense is calculated under the Black-Scholes option-pricing model and nonvested stock is calculated based upon the closing price of the stock on the date of grant.

Prior to the adoption of SFAS 123(R) all share-based payments to non-employee outside consultants, as defined under SFAS 123 was based upon the fair market value calculated under the Black-Scholes option pricing model and all nonvested shares and stock options to employees and non-employee directors were accounted for using the intrinsic value method under APB 25. Under this intrinsic value method, compensation cost represented the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee must pay for the stock. Employee stock options were granted with an exercise price equal to the fair market value of our common stock at the date of grant, therefore recording no compensation expense for employee stock options under APB 25.

In the fourth quarter of fiscal 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $27.35 per share (the share price on the date of acceleration) that were previously awarded to our employees, including its executive officers and directors, under its equity compensation plans. The acceleration of vesting was effective for these stock options outstanding as of May 4, 2005. The purpose of the acceleration was to decrease future recognized compensation expense associated with options upon adoption of SFAS 123(R) (See Note 1 – Accelerated Vesting of Stock Options to the financial statements included in this form 10Q).

We expect share-based compensation expense to be approximately $2.8 million for the fiscal year ending June 30, 2006, of which $421,000 was recorded as compensation expense in the first quarter of fiscal 2006. As of September 30, 2005, there was an estimated $4.1 million of unrecognized compensation costs related to nonvested shares and an estimated $1.8 million of unrecognized compensation costs related to unvested stock options granted under the two equity compensation plans granted. (See Note 13 to the financial statements included in this Form 10-Q – Stock Option Plans).

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

Risks Related to Our Business

There are many risks, uncertainties and other factors that could adversely affect our business, operating results, financial condition and prospects, and/or the market price of our common stock. These risks, uncertainties and other factors, most of which have been described in greater detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, under “Risk Factors,” include but are not limited to:

•	our ability to obtain regulatory approval of the TriActiv FX System or any future generations of the TriActiv device;

•	our ability to successfully commercialize the TriActiv System and future generations in the U.S. and European Union;

•	the completion of additional clinical trials in both the U.S. and Europe to support regulatory approval of future generations of the TriActiv device;

•	our ability to scale up the manufacturing of TriActiv devices to accommodate the respective sales volume;

•	our ability to obtain any additional required funding for future development and marketing of the TriActiv device, as well as our biomaterials products;

•	our reliance on only three customers for a majority of our sales revenues;

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•	our dependence on our biomaterials customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community;

•	our dependence on key customers, vendors and personnel;

•	the use of hazardous materials, which could expose us to future environmental liabilities;

•	the international market risks that can harm future international sales of our products;

•	our ability to expand our management systems and controls to support anticipated growth;

•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	our ability to transition to our new manufacturing facility in order to meet our customers’ requirements;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

•	risks related to our industry, including potential for litigation, product liability claims, ability to obtain reimbursement for our products and our products’ exposure to extensive government regulation; and

•	adherence and compliance with corporate governance laws, regulations and other obligations affecting our business.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include, among other things those set forth under “Risks Related to our Business” above and those described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as well as the following:

•	general economic and business conditions, both nationally and in our markets;

•	the impact of competition;

•	anticipated trends in our business;

•	existing and future regulations affecting our business; and

•	strategic alliances and acquisition opportunities.

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

Our investment portfolio consists primarily of high quality U.S. government, municipal and corporate securities with maturities ranging primarily from 1 month to 4 years, with one security having a maturity of 11 years. Also, the portfolio includes certain municipal variable rate demand obligations that have maturities ranging from 13 to 30 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy, which provides guidance on the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At September 30, 2005, our total portfolio consisted of approximately $34.4 million of investments. While our investments may be sold at anytime because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We had no outstanding debt at September 30, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KENSEY NASH CORPORATION

Date: November 9, 2005	By:	/s/ Wendy F. DiCicco, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)