Form 10-Q
period 2005-12-31
KENSEY NASH CORP
filed 2006-02-09
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________.

Commission File Number: 0-27120

Kensey Nash Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-3316412
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

735 Pennsylvania Drive, Exton, Pennsylvania 19341

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (484) 713-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2006, there were 11,473,620 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED DECEMBER 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005 (Unaudited)	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,084,883	$4,171,913
Investments	22,415,531	40,717,522
Trade receivables, net of allowance for doubtful accounts of $20,849 and $8,697 at December 31, 2005 and June 30, 2005, respectively	4,325,441	7,863,940
Royalties receivable	5,549,383	5,520,356
Other receivables (including approximately $16,000 and $102,000 at December 31, 2005 and June 30, 2005, respectively, due from employees)	1,051,953	1,073,884
Inventory	7,136,605	5,657,791
Deferred tax asset, current portion	1,199,466	656,047
Prepaid expenses and other	2,140,307	3,568,141

Total current assets	52,903,569	69,229,594

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	3,570,741	3,263,869
Building	23,690,006	—
Leasehold improvements	2,271,595	9,829,592
Machinery, furniture and equipment	26,453,327	22,514,785
Construction in progress - new facility	8,526,227	19,281,491
Construction in progress	1,461,947	783,542

Total property, plant and equipment	65,973,843	55,673,279
Accumulated depreciation	(13,370,963)	(17,065,638)

Net property, plant and equipment	52,602,880	38,607,641

OTHER ASSETS:
Deferred tax asset, non-current portion	—	37,347
Acquired patents and proprietary rights, net of accumulated amortization of $2,830,942 and $2,430,783 at December 31, 2005 and June 30, 2005, respectively	4,140,424	4,515,583
Goodwill	3,284,303	3,284,303

Total other assets	7,424,727	7,837,233

TOTAL	$112,931,176	$115,674,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,252,645	$5,352,712
Accrued expenses (See Note 5)	5,461,152	5,458,718
Deferred revenue	182,962	271,681

Total current liabilities	6,896,759	11,083,111

DEFERRED REVENUE, NON-CURRENT	695,924	738,719
DEFERRED TAX LIABILITY, NON-CURRENT	457,690	—

Total liabilities	8,050,373	11,821,830

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at December 31, 2005 and June 30, 2005	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,465,138 and 11,414,607 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	11,465	11,415
Capital in excess of par value	76,725,753	74,832,658
Retained earnings	28,343,991	29,082,604
Accumulated other comprehensive loss	(200,406)	(74,039)

Total stockholders’ equity	104,880,803	103,852,638

TOTAL	$112,931,176	$115,674,468

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
REVENUES:
Net sales	$7,962,264	$10,193,030	$15,460,721	$20,299,662
Research and development	—	—	—	253,292
Royalty income	5,664,701	5,027,687	10,892,416	9,745,157

Total revenues	13,626,965	15,220,717	26,353,137	30,298,111

OPERATING COSTS AND EXPENSES:
Cost of products sold	5,247,868	4,303,856	10,041,497	8,350,360
Research and development	4,913,131	3,734,925	9,863,552	8,118,449
Selling, general and administrative	4,331,881	2,789,267	8,143,902	5,263,456

Total operating costs and expenses	14,492,880	10,828,048	28,048,951	21,732,265

(LOSS)/INCOME FROM OPERATIONS	(865,915)	4,392,669	(1,695,814)	8,565,846

OTHER INCOME/(EXPENSE):
Interest income	290,333	303,884	581,228	613,702
Interest expense	(4,252)	—	(4,252)	(4,559)
Other income	23,974	2,929	42,898	32,617

Total other income - net	310,055	306,813	619,874	641,760

(LOSS)/INCOME BEFORE INCOME TAX	(555,860)	4,699,482	(1,075,940)	9,207,606
Income tax (expense)/benefit	—	(1,409,845)	337,327	(2,762,282)

NET (LOSS) / INCOME	$(555,860)	$3,289,637	$(738,613)	$6,445,324

BASIC (LOSS)/EARNINGS PER SHARE	$(0.05)	$0.29	$(0.06)	$0.56

DILUTED (LOSS)/EARNINGS PER SHARE	$(0.05)	$0.27	$(0.06)	$0.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,476,546	11,383,208	11,466,702	11,441,755

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,476,546	12,189,891	11,466,702	12,226,596

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss	Comprehensive Income/(Loss)
	Shares	Amount		Retained Earnings			Total
BALANCE, JUNE 30, 2004	11,511,806	$11,512	$78,497,472	$16,151,233	$(235,989)		$94,424,228
Exercise of stock options	196,067	196	2,515,270				2,515,466
Stock repurchase (See Note 7)	(303,000)	(303)	(7,886,162)				(7,886,465)
Tax benefit from exercise of stock options			1,094,466				1,094,466
Employee stock-based compensation	9,734	10	611,612				611,622
Net income				12,931,371		$12,931,371	12,931,371
Foreign currency translation adjustment					14,347	14,347	14,347
Change in unrealized gain on investments (net of tax)					147,603	147,603	147,603

Comprehensive income						$13,093,321

BALANCE, JUNE 30, 2005	11,414,607	$11,415	$74,832,658	$29,082,604	$(74,039)		$103,852,638

Exercise/issuance of:
Stock options	63,828	63	1,041,414				1,041,477
Nonvested stock awards	9,767	10	(10)				—
Exchange of nonvested shares for taxes	(3,064)	(3)	(94,187)				(94,190)
Stock repurchase (See Note 7)	(20,000)	(20)	(441,709)				(441,729)
Tax benefit from exercise/issuance of:
Stock options			317,060				317,060
Nonvested stock awards			2,978				2,978
Employee stock-based compensation:
Stock options			438,629				438,629
Nonvested stock awards			628,920				628,920
Net loss				(738,613)		$(738,613)	(738,613)
Foreign currency translation adjustment					(16,911)	(16,911)	(16,911)
Change in unrealized loss on investments (net of tax)					(109,456)	(109,456)	(109,456)

Comprehensive loss						$(864,980)

BALANCE, DECEMBER 31, 2005 (Unaudited)	11,465,138	$11,465	$76,725,753	$28,343,991	$(200,406)		$104,880,803

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31,
	2005		2004
OPERATING ACTIVITIES:
Net (loss)/income		$(738,613)		$6,445,324
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization		5,672,797		2,332,790
Employee stock-based compensation (See Note 1):
Stock options (See Note 12)		438,629		—
Nonvested stock awards (See Note 10)		628,920		470,699
Tax benefit from exercise/issuance of:
Stock options		317,060		348,774
Nonvested stock awards		2,978		—
Excess tax benefits from share-based payment arrangements		(181,613)		—
Exchange of nonvested shares for taxes		(94,190)		—
Loss on retirement of property, plant and equipment		1,771
Changes in assets and liabilities which (used) provided cash:
Accounts receivable		3,545,270		(1,257,427)
Deferred tax asset		(506,072)		1,362,874
Prepaid expenses and other current assets		1,345,078		(1,182,529)
Inventory		(1,478,814)		(178,136)
Accounts payable and accrued expenses		(7,461,396)		(1,999,847)
Deferred revenue		(88,719)		(92,614)
Deferred tax liability, non-current		457,690		502,560
Deferred revenue, non-current		(42,795)		—

Net cash provided by operating activities		1,817,981		6,752,468

INVESTING ACTIVITIES:
Purchase of land for new facility		(306,872)		(3,263,869)
Cash paid for additions to property, plant and equipment		(15,348,222)		(4,747,595)
Purchase of proprietary rights		—		(2,600,000)
Sale of investments		20,500,000		10,250,000
Purchase of investments		(2,499,813)		(8,684,851)

Net cash provided by/(used in) investing activities		2,345,093		(9,046,315)

FINANCING ACTIVITIES:
Repayments of long term debt		—		(219,147)
Stock repurchase		(441,729)		(5,140,547)
Excess tax benefits from share-based payment arrangements		181,613		—
Proceeds from exercise of stock options		1,041,477		687,097

Net cash provided by/(used in) financing activities		781,361		(4,672,597)

EFFECT OF EXCHANGE RATE ON CASH		(31,465)		60,210
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS		4,912,970		(6,906,234)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		4,171,913		14,615,633

CASH AND CASH EQUIVALENTS, END OF PERIOD		$9,084,883		$7,709,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$			$4,559

Cash paid for income taxes	$			$3,253,842

Retirement of fully depreciated property, plant and equipment		$8,718,425	$

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2005, condensed consolidated statements of operations for the three and six months ended December 31, 2005 and 2004, condensed consolidated statement of stockholders’ equity for the six months ended December 31, 2005 and condensed consolidated statements of cash flows for the six months ended December 31, 2005 and 2004 of Kensey Nash Corporation (the Company) have not been audited by the Company’s independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2005 and June 30, 2005, results of operations for the three and six months ended December 31, 2005 and 2004, stockholders’ equity for the six months ended December 31, 2005 and for the year ended June 30, 2005 and cash flows for the six months ended December 31, 2005 and 2004 have been made.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of operating results for the full year.

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

Investments

Investments at December 31, 2005 consisted primarily of high quality municipal and U.S. corporate obligations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting

for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets. The Company’s entire investment portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Comprehensive Income) and realized gains and losses in other income.

The following disclosures are provided in accordance with the Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), for securities that are impaired at the balance sheet date but for which an other than temporary impairment has not been recognized in these financial statements.

The following is a summary of available-for-sale securities at December 31, 2005 and June 30, 2005:

	December 31, 2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$19,782,253	$11,131	$(246,762)	$19,546,622
U.S. Corporate Obligations	3,091,663	—	(222,754)	2,868,909

Total Investments	$22,873,916	$11,131	$(469,516)	$22,415,531

	June 30, 2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$31,972,820	$31,417	$(128,559)	$31,875,678
U.S. Government Agency Obligations	5,971,714	—	(4,054)	5,967,660
U.S. Corporate Obligations	3,065,528	—	(191,344)	2,874,184

Total Investments	$41,010,062	$31,417	$(323,957)	$40,717,522

The majority of the investments listed above have maturities ranging from approximately less than 1 year to 4 years. In addition, the Company has one security with a maturity of approximately 11 years.

The investment securities shown below currently have fair values less than their amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At December 31, 2005, there were approximately 30 out of 35 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment by category, at December 31, 2005 were as follows:

	Loss < 12 months		Loss > 12 months		Total
Description	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$7,479,633	$(90,914)	$9,802,110	$(155,848)	$17,281,743	$(246,762)
U.S. Corporate Obligations	496,325	(3,675)	2,372,583	(219,079)	2,868,908	(222,754)

Total Investments	$7,975,958	$(94,589)	$12,174,693	$(374,927)	$20,150,651	$(469,516)

Property, Plant and Equipment - Property, plant and equipment consists primarily of building, land, machinery and equipment, leasehold improvements and construction in progress and is recorded at cost. Maintenance and repairs are expensed as incurred. Building, machinery, furniture and equipment are depreciated using the straight-line method over its useful life ranging from two to thirty years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease or useful life of the asset.

Construction of New Facility

The Company’s new facility is located approximately two miles from the previous and current leased facilities in Exton, Pennsylvania. The new building site will consolidate all U.S. operations, research and development, and administrative areas in a 202,000 square foot facility and thus provide for the Company’s future growth and continued expansion. The construction plan has three phases. Phase one consisted of land, a building shell of 162,000 square feet and a fit out of 105,000 square feet for the manufacturing and quality assurance areas. This phase was completed in December 2005 at an approximate cost of $27.3 million. The remaining building shell of 40,000 square feet and additional fit out of approximately 70,000 square feet are expected to be completed by June 2006 (phases 2 and 3). The additional cost of phases two and three are expected to be approximately $21 million, including the purchase of additional land required to complete the expansion. In January, the Company purchased this additional parcel of land at the existing site for $1.3 million. The total cost of the project will be approximately $48 million. While the Company has financed all construction of this building from available cash on hand or liquid investments to-date, the Company is considering mortgage alternatives to replenish the available cash balances.

Associated with management’s finalization of the plan for transition of its operations to the new facility, which occurred on April 30, 2005, the Company is recording an acceleration of depreciation charge related to the assets to be abandoned at the time of transition. The total value of assets to be abandoned was $4.9 million at April 30, 2005, of which an acceleration of depreciation charge of $813,000 was recorded in the quarter ended June 30, 2005. A charge of $3.3 million was recorded during the six months ended December 31, 2005. The Company will record the remaining depreciation over the next two fiscal quarters as follows: $454,000 and $324,000 in the third and fourth fiscal quarters, respectively. In addition, moving costs associated with the transition to the new facility were incurred during the Company’s second quarter at an approximate cost of $270,000. The Company expects to incur total moving costs of approximately $500,000, including $200,000 to $250,000 during the remaining half of fiscal 2006, for a total cost during fiscal 2006 of $4.6 million of transition costs; $4.1 million of accelerated depreciation and $500,000 of moving costs.

Export Sales

There were $3,600 and $75,100 in export sales from the Company’s U.S. operations to unaffiliated customers in Europe and Asia in the three and six months ended December 31, 2005, respectively. Export sales for the three and six months ended December 31, 2004 were $158,366 and $284,116, respectively.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. All products are shipped freight-on-board shipping point. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including discounts. The Company manufactures medical products specifically to customer specifications for the majority of its customers, which are subject to return only for failure to meet customer specifications. The Company had sales returns allowances and discounts of $1,270 for the three months ended December 31, 2005. For the six months ended December 31, 2005, the Company reduced sales returns allowances by $24,653 for previously estimated product returns that did not occur and recorded discounts of $2,864 for a net effect of $(21,789). In the three and six months ended December 31, 2004, there were sales returns and allowances and discounts of $62,714 and $106,945, respectively.

Research and Development Revenue

Revenue under research and development contracts is recognized as the related expenses are incurred. All revenues recorded on this line item are derived from government programs under which the U.S. government funds the research of high risk, enabling technologies. The program reflected in the statement of operations for the six months ended December 31, 2004 was an award for the research of a synthetic vascular graft, which concluded in September 2004.

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

The Company receives a 6% royalty on every Angio-Seal unit sold by St. Jude Medical under the license agreement. As of December 31, 2005 approximately 6.8 million Angio-Seal units had been sold.

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

Income Taxes

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109) (See Note 8).

(Loss)/Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive. Options to purchase shares of our Common Stock which were outstanding for the three and six months ended December 31, 2005 and 2004, but were not included in the computation of diluted EPS due to their antidilutive effect are shown in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Number of Options	1,599,067	223,033	1,509,372	211,766

Option Price Range	$22.93 - $34.36	$32.00 - $34.36	$22.93 - $34.36	$32.00 - $34.36

Because of the Company’s net loss for the three and six months ended December 31, 2005, all common equivalent shares would have been antidilutive. Therefore common equivalent shares from options have been excluded from the diluted computation for those periods.

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

The Company’s policy was to grant employee stock options with an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant, therefore recording no compensation expense under APB 25. Prior to the adoption of SFAS No. 123(R) Share-Based Payment (FAS 123(R)), the Company had expensed all share-based payments to non-employee outside consultants, as defined under SFAS 123, based upon the fair market value of such grants and all nonvested shares granted using the intrinsic value method under APB 25.

On December 16, 2004, the FASB finalized FAS 123(R), which amends SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employee directors) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an Employee Stock Ownership Plan (ESOP)) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement was effective as of the first annual reporting period beginning after June 15, 2005, or the Company’s quarter ended September 30, 2005.

Effective July 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and nonvested stock awards (referred to in previous SEC filings as restricted stock awards or restricted shares, see below). Accordingly, the adoption of SFAS 123(R)’s fair value method resulted in compensation costs for the Company’s two equity compensation plans. The compensation cost that has been charged against income as a result of adoption of SFAS 123(R) for those plans was $646,802 and $1,067,549 for the three and six month periods ended December 31, 2005, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $219,913 and $362,967 for the three and six month periods ended December 31, 2005, respectively.

Stock Options

Stock options granted to employee and non-employee members of the Board of Directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is calculated under the Black-Scholes option-pricing model. See Note 12 for additional information.

Nonvested Stock Awards

All nonvested shares granted to executive officers, management and non-employee members of the Board of Directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is based upon the closing price of the Company’s common stock on the date of grant. See Note 10 for nonvested stock awards granted to the non-employee members of the Board of Directors, executive officers and certain other management of the Company.

Nonvested shares granted to executive officers, management and non-employee members of the Board of Directors usually are referred to as restricted shares, but SFAS 123(R) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time.

Non-Employee Stock Options

Options granted to non-employee outside consultants, as defined under SFAS 123 (R), are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is calculated under the Black-Scholes option-pricing model. See Note 6 for a discussion of options granted to non-employee outside consultants in July 2003 and October 2002.

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

Prior to the adoption of SFAS 123(R), had compensation costs for the plans been determined based on the fair market value of the stock options and the nonvested stock, consistent with the provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148), the Company’s net income and earnings per share for the three and six months ended December 31, 2004 would have been reduced to the pro forma amounts below:

	Three Months December 31, 2004	Six Months December 31, 2004
Net income, as reported	$3,289,637	$6,445,324
Add back fair market value expense:
Non-employee option grants (1)	14,140	28,280
Nonvested stock grants (1)	—
Employee stock options (1)	—
Add back intrinsic value expense:
Nonvested stock grants (2)	205,498	329,489
Deduct fair market value expense:
Non-employee option grants (1)	(14,140)	(28,280)
Nonvested stock grants (3)	(205,498)	(329,489)
Employee stock options (3)	(665,872)	(1,223,670)

Pro forma net income	$2,623,765	$5,221,654

Earnings per share:
Basic - as reported	$0.29	$0.56

Basic - pro forma	$0.23	$0.46

Diluted - as reported	$0.27	$0.53

Diluted - pro forma	$0.21	$0.42

(1)	Amounts represent compensation expense determined under the fair market value method included in reported net income, net of related tax effect.

(2)	Amounts represent compensation expense determined under the intrinsic value method included in reported net income, net of related tax effects.

(3)	Amounts represent compensation expense if it had been determined under fair market value based method for all awards, net of related tax effects.

Accelerated Vesting of Stock Options

On April 27, 2005, the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $27.35 per share (the share price on the date of acceleration) that were previously awarded to the Company’s employees, including its executive officers and directors, under its equity compensation plans. The acceleration of vesting was effective for these stock options outstanding as of May 4, 2005. Options to purchase 547,815 shares of common stock (of which 431,000 were held by executive officers and directors) or 47% of the Company’s outstanding unvested options were subject to the acceleration. We anticipate that the stock options accelerated will not have an immediate dilutive effect on our earnings per share as the majority of the employee group has a historical expected option term of approximately 6 years. Compensation expense that would have been recorded after the adoption of SFAS 123(R) absent the accelerated vesting, was approximately $5.2 million, or $3.7 million net of related tax effects, of which $4.2 million, or $3.0 million net of related tax effects, was related to stock options held by executive officers and directors. The purpose of the acceleration was to enable the Company to decrease future recognized compensation expense associated with options upon adoption of SFAS 123(R).

Comprehensive Income

The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive loss is shown in the condensed consolidated statements of stockholders’ equity at December 31, 2005 and June 30, 2005, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments. The tax benefit (expense) of other comprehensive (loss) income for the six months ended December 31, 2005 and for the fiscal year ended June 30, 2005 was $56,386 and $(76,038), respectively.

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

There were no changes to the net carrying amount of goodwill at December 31, 2005 from June 30, 2005. The Company completed its initial required goodwill impairment test under SFAS 142 in the first quarter of fiscal 2002. The most recent tests in fiscal 2005, 2004 and 2003 indicated that goodwill was not impaired.

Patents and Proprietary Rights

The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company’s inability to measure the recoverability of these costs when incurred. The entire cost of acquired patents and proprietary rights is being amortized over the remaining period of economic benefit, ranging from 4 to 14 years at December 31, 2005 (See Note 3). The gross carrying amount of such patents and proprietary rights at December 31, 2005 was $6,971,366 with accumulated amortization of $2,830,942. Amortization expense on these patents and proprietary rights was $200,392 and $400,159 for the three and six month periods ended December 31, 2005, respectively. Amortization expense on the Company’s acquired patents and proprietary rights is estimated at $800,943 for the year ending June 30, 2006, $801,568 for each of the years ending June 30, 2007, 2008 and 2009 and $324,376 for the year ending June 30, 2010.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in Accounting Research Bulletin No. 43 (ARB 43), Chapter 4, Inventory Pricing. Paragraph 5 of ARB 43, Chapter 4, previously stated “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . ..” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or the Company’s period ended September 30, 2005. The Company’s adoption of SFAS 151 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment to Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005, or the Company’s quarter ended September 30, 2005. The Company’s adoption of SFAS 153 did not have a material impact on the Company’s financial position or results of operations.

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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. Management does not expect adoption of FIN 47 to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 supersedes APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Generally, the provisions of SFAS 154 are similar to the provisions of both Opinion 20 and Statement 3. However, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. Recognition of the cumulative effect of a voluntary change in accounting principle in net earnings in the period of change would only be permitted if retrospective application to prior periods’ financial statements is impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Management does not expect adoption of SFAS 154 to have a material impact on the Company’s financial position or results of operations.

Note 2 — Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	December 31, 2005	June 30, 2005
Raw materials	$5,800,614	$4,216,895
Work in process	576,427	776,166
Finished goods	824,038	749,638

Gross inventory	7,201,079	5,742,699
Provision for inventory obsolescence	(64,474)	(84,908)

Inventory	$7,136,605	$5,657,791

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

Note 3 — Patents and Proprietary Rights Agreements

Patent Acquisitions

In November 1997, the Company entered into an agreement (the Patent Acquisition Agreement) to acquire a portfolio of puncture closure patents and patent applications as well as the rights of the seller under a pre-existing licensing agreement. In addition, in September 2000 in conjunction with the acquisition of THM, the Company acquired a separate portfolio of patents related to its biomaterials business (the THM Patents).

The costs of the Patent Acquisition Agreement and the THM Patents are being amortized over the remaining periods of economic benefit, ranging from 4 to 11 years at December 31, 2005. The gross carrying amount of such patents at December 31, 2005 was $4,096,366 with accumulated amortization of $2,080,282. Amortization expense on these patents was $65,757 and $131,513 for the three and six-month periods ended December 31, 2005, respectively, and was included within research and development expense. Amortization expense on the Company’s acquired patents is estimated at $263,026 for each of the fiscal years ending June 30, 2006 through 2009 and $262,500 for the fiscal year ending June 30, 2010.

The Assignment Agreement

In August 2004, the Company acquired the intellectual property rights of a third party, an inventor of the Vitoss technology (the Inventor), for $2,600,000 under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company receives a royalty from Orthovita on the sale of all Orthovita products containing the Vitoss technology, up to a total royalty to be received of $4,035,782. As of December 31, 2005, the Company recognized royalty income of $817,876 under the Assignment Agreement and $3,217,906 was yet to be received. The entire cost of these proprietary rights is being amortized over the 60-month period in which the Company anticipates receiving the economic benefit in relation to the proprietary rights. Amortization expense on these proprietary rights was $130,000 and $260,000 for each of the three and six month periods ended December 31, 2005 and was included within selling, general and administrative expense. Amortization expense on these proprietary rights is estimated at $520,000 for each of the fiscal years ending June 30, 2006 through 2009 and $43,334 for the fiscal year ending June 30, 2010.

The Technology Purchase Agreement

In March 2005, the Company entered into an agreement to acquire patents and other proprietary rights from a pair of inventors (the Technology Purchase Agreement). The intellectual property and processing information acquired under the Technology Purchase Agreement is complementary to and broadens the Company’s existing biomaterials intellectual property and materials processing knowledge platform. Under the Technology Purchase Agreement, the Company paid $250,000 for the patents and proprietary rights upon execution of the agreement and is obligated to pay certain milestone payments and royalties upon achievement of certain product development and commercial launch goals for products that incorporate the acquired patent technology. The initial $250,000 purchase price will be amortized over the remaining period of economic benefit of the acquired patents, estimated at approximately 14 years at December 31, 2005. The gross carrying amount of the acquired technology at December 31, 2005 was $250,000. Amortization expense on the acquired technology was $4,011 and $8,021 for the three and six month periods ending December 31, 2005, respectively, and was included within research and development expense. Amortization expense on the acquired technology is currently estimated at $16,043 for each of the fiscal years ending June 30, 2006 through 2010.

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

The Supply Contract—On June 15, 2005, the Company executed a new supply contract with St. Jude Medical. The contract, which was effective June 30, 2005 and will expire in December 2010, provides for the Company to exclusively supply 100% of St. Jude Medical’s requirements for the collagen component of all current and future versions of the Angio-Seal vascular closure device (the Angio-Seal), as well as 30% of St. Jude Medical’s bioresorbable polymer anchor requirements for the Angio-Seal over the term of the agreement. Although St. Jude Medical has historically purchased 100% of its previous collagen requirements from the Company, their contractual obligation under a collagen supply agreement scheduled to expire on November 30, 2005 was only for 50% of such requirements. In addition, the two companies had only an informal verbal agreement under which the Company provided St. Jude Medical with approximately 20% of its annual anchor component requirements. This new contract supercedes the previous collagen supply agreement and provides for a five and a half year term compared to the previous contract’s three-year term.

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

Note 5 — Accrued Expenses

As of December 31, 2005 and June 30, 2005, accrued expenses consisted of the following:

	December 31, 2005	June 30, 2005
Accrued payroll and related compensation	$1,132,161	$1,364,278
Accrued new facility costs	3,366,826	3,371,665
Other	962,165	722,775

Total	$5,461,152	$5,458,718

Note 6 — Consulting Contracts

From time to time, the Company grants options to purchase shares of common stock to physicians pursuant to work performed under consulting agreements.

The Company calculated the fair value of these non-employee options at the time of grant, in accordance with SFAS 123, as $375,550 and $11,378 for the October 2002 and July 2003 grants, respectively, using the Black-Scholes option-pricing model. These amounts were recorded as prepaid consulting expense and increases to additional paid in capital in the quarters ended December 31, 2002 and September 30, 2003, respectively. The prepaid expense is being amortized to research and development expense over the terms of the agreements. Accordingly, $18,778 and $37,555 was recorded as a component of research and development expense for the three and six months ended December 31, 2005, respectively. For the three and six month periods ended December 31, 2004, the expense recorded was $20,200 and $40,400, respectively.

Note 7 — Stock Repurchase Program

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

On March 16, 2005, the Company announced a new program under which an additional 400,000 issued and outstanding shares of the Company’s Common Stock were approved for repurchase by the Board of Directors. As of June 30, 2005, the Company had repurchased and retired 103,133 shares of Common Stock under this new program at a cost of approximately $2.7 million, or an average market price of $26.58 per share, using available cash. At June 30, 2005, there were 296,867 shares remaining for repurchase under this program. This plan was to expire on September 30, 2005, but it has been extended indefinitely until terminated by the board of directors. During the quarter ended December 31, 2005, the Company repurchased and retired 20,000 shares of Common Stock at a cost of $441,000, or an average market price of $22.05 per share, using available cash. At December 31, 2005, there were 276,867 shares remaining for repurchase under this program.

The following table contains information about our purchases of our equity securities during October, November, and December 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1-31, 2005	—	$—	—	296,867
November 1-30, 2005	10,000	22.04	10,000	286,867
December 1-31, 2005	10,000	22.05	10,000	276,867

Total	20,000	$22.05	20,000	276,867

Note 8 — Income Taxes

As of December 31, 2005, the Company had net operating loss (NOL) carryforwards for state tax purposes totaling $20.0 million, which will expire by the end of its fiscal year 2024. In addition, the Company had a foreign NOL of $314,000 at December 31, 2005, which will not expire.

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

Note 9— Retirement Plan

The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three and six months ended December 31, 2005 were $100,463 and $191,025, respectively. In the three and six months ended December 31, 2004, employer contributions were $68,005 and $159,920, respectively.

Note 10 — Nonvested Stock

The Company may provide nonvested stock grants under its stockholder approved Employee Incentive Compensation Plan. During fiscal years 2004 and 2005, the Company granted shares of nonvested Common Stock to the non-employee members of the Board of Directors and to executive officers. In addition, as part of a shift in focus of the Company’s equity compensation program from stock options to nonvested stock, the Company granted shares of nonvested common stock to other management of the Company during the six months ended December 31, 2005.

Prior to the shares granted in December of 2005, shares granted to non-employee members of the Board of Directors vest in three equal annual installments contingent upon the Company’s achievement of certain earnings per share targets, Company Common Stock price targets and continued service of the board member on each anniversary of the date of grant. Beginning with the December 2005 nonvested stock grants, all grants awarded to non-employee members of the Board of Directors will no longer be subject to the achievement of certain earnings per share targets and Company Common Stock price targets; all other attributes of the grants will remain the same as described above. Previously awarded nonvested stock grants will remain subject to the original provisions that were in effect at the time of grant.

The shares granted to executive officers and other management vest in three equal annual installments based solely on continued employment with the Company. Unvested shares are forfeited upon termination of service on the Board of Directors or employment, as applicable. The Company made the following grants to non-employee, directors, executive officers and other management during the six months ended December 31, 2005 and 2004:

	Six Months Ended December 31, 2005	Six Months Ended December 31, 2004
Shares granted:
Non-employee Directors	13,000	12,000
Executive officers	67,547	55,500
Other Management	26,000	—

Total shares granted	106,547	67,500

The fair value disclosed above is based upon the closing price of the Company’s common stock on the date of grant.

Compensation expense related to all nonvested stock grants is being recorded over the three-year vesting period of these grants. Compensation expense related to the Board of Directors shares is recorded as a component of selling, general and administrative expense. Compensation expense related to executive officer and other management shares is recorded as a component of either cost of goods sold, selling, general and administrative expense or research and development expense, dependent on which executive officer or other management team member received the shares. For the three and six months ended December 31, 2005, the Company recognized expense of $388,528 and $628,920, respectively, related to nonvested stock awards. In the three and six months ended December 31, 2004, nonvested stock award expense was $293,567 and $470,699, respectively.

As of December 31, 2005, there was an estimated $3,974,000 of unrecognized compensation costs related to nonvested stock awards granted under the Company’s two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.37 years.

Following is a summary of nonvested stock transactions for the six months ended December 31, 2005.

	Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2005	64,549	27.76
Granted:
Non-employee Directors	13,000	23.45
Executive officers & management	93,547	30.22
Issued:
Non-employee Directors	(1,932)	23.97
Executive officers & management	(7,835)	30.74
Cancelled:
Non-employee Directors	(5,940)	28.72
Executive officers & management	—	—

Balance December 31, 2005	155,389	28.74

Note 11— Opportunity Grant

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania. This grant was awarded to the Company for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant is conditioned upon the following: (1) the Company will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company will operate at its new facility for a minimum of 5 years. The Company received the cash payment of $500,000 in its third fiscal quarter 2005. Revenue will be recognized as earned over the longest period contained within the grant commitment term (five years from the date of occupancy of the Company’s new facility). The date of satisfaction of the last grant commitment, five-year occupancy, will be in December 2010, based on the transition to the new facility in December 2005. Included as a component of Other Income, revenue recognized related to this grant for the three and six months ended December 31, 2005 was $20,270 and $40,541, respectively. Opportunity Grant revenue was $0 for both the three and six months ended December 31, 2004. Revenue from this opportunity grant is estimated at $81,081 for each of the years ending June 30, 2006 through 2010.

Note 12 — Stock Option Plans

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

The Compensation Committee of the Board of Directors oversees the Committee and may grant nonqualified stock options, incentive stock options, nonvested stock (see Note 10) or a combination thereof to the participants. As of December 31, 2005, the total number of shares authorized for issuance under the Employee Plan was 4,050,000, of which options to purchase a total of 2,283,015 shares of the Company’s common stock at a weighted average exercise price of $17.58 were outstanding, 155,389 nonvested stock awards were outstanding, options to purchase a total of 1,564,506 shares of the Company’s Common Stock had previously been exercised/issued, and 47,090 shares remain available for new awards under the

Employee Plan. Options granted provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than the closing price of the stock on the date of grant. As of December 31, 2005, awards consisted of stock options and nonvested stock.

The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). The Directors’ Plan grants nonqualified stock options for the purchase of Common Stock to directors who are not employees. As of December 31, 2005 a total of 410,000 shares are authorized for issuance under the Directors’ Plan of which options to purchase a total of 353,500 shares of the Company’s common stock at a weighted average exercise price of $19.86 were outstanding, and options to purchase a total of 56,500 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. As a result, zero shares remain available for new awards under the Directors’ Plan. Awards previously granted under the Board of Directors plan are now granted under the Employee Plan.

Each non-employee director receives an initial grant of options to purchase 5,000 shares of Common Stock upon their appointment to the Board of Directors, exercisable at the fair market value of such shares on the date of grant. In consideration of their service on the Board of Directors, on the date of each annual meeting of the stockholders of the Company, each non-employee director who is elected, re-elected, or continues to serve as a director because his term has not expired, receives an option to purchase 7,500 shares of Common Stock, exercisable at the fair market value of such shares on the date of grant. In addition, each non-employee director who serves on a committee, as of the date of the annual meeting, receives an additional option to purchase 1,500 shares of Common Stock, exercisable at the fair market value of such shares on the date of grant. Each committee member is only entitled to a single such option to purchase 1,500 shares even if he serves on several committees. The Chairman of the Board receives one and one half times the non-employee director awards for continuation of service (11,250 shares of Common Stock); he does not receive any additional shares for serving on committees. In addition, additional grants of options may be made, from time to time, as determined by the Compensation Committee.

Under both plans, the options are exercisable over a maximum term of ten years from the date of grant and vest over periods of zero to three years based on the grant date.

A summary of the stock option (see Note 10 above for nonvested stock activity) activity under both plans for the six months ended December 31, 2005, is as follows:

	Employee Plan		Directors’ Plan
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Balance at June 30, 2005	2,195,958	16.85	341,000	19.50
Granted	151,250	28.23	19,500	23.45
Cancelled	(7,365)	24.89	—	—
Exercised	(56,828)	16.76	(7,000)	12.71

Balance at December 31, 2005	2,283,015	17.58	353,500	19.86

Exercisable portion	2,076,858	16.65	316,000	19.52

Available for future grant		47,090	—

Weighted-average fair value of options granted during the six months ended December 31,
2004	$11.35		$13.13

2005	$11.93		$9.71

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

	Six Months Ended December 31,
	2005	2004
Dividend yield	0%	0%
Expected volatility
Employee Plan	35%	35%
Directors’ Plan	35%	35%
Risk-free interest rate
Employee Plan	4.15%	3.70%
Directors’ Plan	4.40%	3.78%
Expected lives:
Employee Plan	6.19	6.01
Directors’ Plan	5.83	6.07

The following table summarizes significant option groups outstanding at December 31, 2005 and related weighted average exercise price and remaining contractual life information as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number at December 31, 2005	Remaining Contractual Life	Wghtd Avg Exercise Price	Number at December 31, 2005	Wghtd Avg Exercise Price
$7.625 - $13.250	880,101	3.57	$10.17	880,101	$10.17
$13.375 - $21.000	922,620	5.73	15.24	917,620	15.22
$21.930 - $34.360	833,794	8.78	28.96	595,137	29.96

	2,636,515			2,392,858

Compensation expense related to stock options is recorded as a component of either cost of goods sold, selling, general and administrative expense or research and development expense, dependent on the employee receiving the stock options. For the three and six months ended December 31, 2005, the Company recognized expense of $258,274 and $438,629 related to stock options. As of December 31, 2005, there was $2,116,929 of unrecognized compensation costs related to unvested stock options granted under the two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.28 years.

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

Overview

Kensey Nash Corporation is a leading medical technology company providing innovative solutions and technologies for a wide range of medical procedures. We have expanded over the years from vascular closure technology and today provide an extensive range of products into multiple medical markets, primarily in the endovascular, sports medicine and spine markets. We were the inventor and original developer of the Angio-Seal™ Vascular Closure Device (Angio-Seal), a device designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. As pioneers in the field of absorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. Our biomaterials products are sold by other companies via numerous agreements. Most recently we have developed several products for the endovascular markets, the first of which was the TriActiv® Embolic Protection System (the TriActiv System), a device designed to prevent microparticulate (very small particles of debris) from entering the microvasculature (small vessels, such as capillaries) when a stent is placed in treating diseased coronary saphenous vein bypass grafts. Other products for this market include the QuickCat™ and ThromCat™, devices for removing thrombus (blood clots) from the body. We have created a new endovascular division which is currently responsible for the direct sales and marketing of the TriActiv System in the U.S. and will incorporate all future endovascular applications, including the thrombectomy products, once approved for sale. We continue to develop additional applications of our technologies, including devices with and without embolic protection, as part of our direct marketing strategy.

Our initial success was with the Angio-Seal, which we invented, developed and subsequently licensed. St. Jude Medical acquired the worldwide license to the Angio-Seal device in March of 1999. St. Jude Medical has the worldwide exclusive rights for the development, manufacturing and sales and marketing of the Angio-Seal. The Angio-Seal was commercialized in the U.S. in 1996 and is currently the leading product in the vascular closure device market. The vascular closure market is estimated to be a potential $1 billion annual worldwide market with current penetration of approximately 45% to 50%. We receive a 6% royalty on all end-user Angio-Seal sales. The royalty rate decreased to 6% from 9%, as specified in the license agreement, in April 2004 upon the achievement of four million cumulative Angio-Seal units sold. In addition to royalties received, we exclusively manufacture one of the key absorbable components of the Angio-Seal, the collagen plug, and also manufacture a portion of the polymer anchors for St. Jude Medical under a new supply contract that expires in 2010. As of December 31, 2005, over 6.8 million devices had been sold in the marketplace.

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

In the endovascular markets, we have developed the TriActiv® Embolic Protection System, a device designed to provide embolic protection during the treatment of diseased vessels, with an initial application in diseased coronary saphenous vein grafts (SVG) (the use of the saphenous vein, a vein in the leg, as a bypass to a native coronary artery). This saphenous vein graft market opportunity is currently estimated at $100—$200 million annually. The TriActiv device is a balloon embolic protection device in a market addressed by both balloon and filter devices. While both approaches have pros and cons, we believe the unique design of the TriActiv device as a system offering three key features- an embolic protection balloon, a flush catheter and an active, controlled extraction system- offers the most complete and effective solution for embolic protection. The original TriActiv System was commercially launched in Europe in May 2002 using a direct sales force in Germany and distributors throughout the rest of Europe. In the United States the TriActiv device was launched in April 2005, following the March 2005 receipt of FDA clearance, through our newly created endovascular direct sales force and marketing team. Our sales and marketing team currently includes 27 employees in the U.S. including sales representatives, clinical sales support specialists and management team members. The TriActiv FX® device, our second generation device, was designed to improve ease of use, reduce procedure times and improve clinical outcomes. This device was launched in Europe in April 2005. We have completed enrollment in the U.S. clinical trial for the TriActiv FX device, the ASPIRE (Angioplasty in SVGs with Post Intervention Removal of Embolic debris) Clinical study, and in January 2006 we submitted an application to the FDA for 510(k) clearance. A U.S. commercial launch of the TriActiv FX device is expected by the end of our fiscal 2006. We cannot give any assurances as to regulatory approval for the TriActiv FX System or for future applications in the U.S. or in Europe.

The original TriActiv device, the TriActiv® Embolic Protection System, is part of our endovascular product platform. While the original TriActiv device, as well as the TriActiv FX device, both address the diseased SVG market, new and future generations of the endovascular platform have been designed or are in development to address additional clinical applications and markets. New products include thrombectomy devices designed to remove thrombi and emboli from vessels of the arterial system. These devices are the ThromCat™, a fully disposable easy to use mechanical device, designed to remove moderate to heavy burdens of clot from the vasculature, and QuickCat™, a simple syringe-based clot removal system designed for the removal of soft thrombus. In January 2006, we submitted 510(k) applications for these two devices to the FDA and anticipate the launch of both products during the fourth quarter of fiscal 2006.

In addition to our thrombus applications, we have also begun clinical studies on a third generation of the TriActiv System which incorporates Local Flush and eXtraction (LFX™) technology designed for use in branched arteries, such as those of the carotid blood vessels. The TriActiv® ProGuard™ System incorporates three features designed to reduce the incidence of embolic stroke during carotid stenting procedures – a balloon protection guidewire, a flush catheter, and an automated extraction system to remove debris. The system can be used and is being studied in combination with any approved stent in the marketplace. We have commenced a trial of the TriActiv® ProGuard™ System for carotid stenting procedures in a U.S. pilot study that will enroll 25 to 30 patients at eight sites both in the U.S. and Europe. We will use the data from this study to submit an Investigational Device Exemption (IDE) to the FDA to begin a larger, 300 to 400 patient pivotal study in pursuit of U.S. marketing clearance of the TriActiv® ProGuardTM System for the treatment of carotid artery disease. In addition, we are enrolling in a European study to support a CE Mark application for use of the TriActiv® ProGuardTM System during carotid stenting procedures. The U.S. and European pilot studies began during our second fiscal quarter 2006 and are expected to be completed by the end of our fiscal year 2006. We anticipate approval in Europe during the first half of fiscal 2007. Other short-term future applications are expected to include the treatment of diseased lower extremities and, longer term, potentially native coronary arteries as well as acute myocardial infarction (AMI) (a heart attack).

As we have little experience with our new direct sales and marketing efforts on the TriActiv System in the U.S., it is difficult to forecast expected sales with accuracy.

New Facility

As a result of the growth we have experienced over the past several years in our overall business, as well as our plans for the future growth and new additions to our portfolio, we believed our current leased facilities would not support the near and long-term facility requirements for manufacturing and continued development. We started the construction of a new facility in Exton, Pennsylvania in August 2004 and expect the completion of construction and complete transition of our entire operation by June 30, 2006. The new facility incorporates a 202,000 square foot shell and 175,000 square feet of interior fit-out and will be completed in three phases (See “Liquidity and Capital Resources” below and Note 1 to the financial statements included in this Form 10-Q).

Equity Compensation Expense

As described below within the Critical Accounting Policies section, on July 1, 2005 we began reporting expense associated with all forms of equity compensation granted by the Company, which today includes stock options and shares of nonvested stock. The charges related to equity compensation are allocated amongst all expense components dependent on the department of the employee receiving the equity compensation.

As Reported Statement of Operations Expense Line Items with Reconciliation to Exclude Accelerated Depreciation and Equity Compensation Expense.

The following table shows the three operating expense line items included in our Statement of Operations for the six month period ended December 31, 2005, the amount of the item as reported under GAAP, the amount of the accelerated depreciation and equity compensation charges included within each category and the amount of the item as adjusted to exclude the acceleration of depreciation charges and the equity compensation expense:

Expense Category	As Reported Six Months Ended 12/31/05	Facility Transition Charges	Equity Compensation Expense	Adjusted Total Expense Six Months Ended 12/31/05
Cost of Products Sold	$10,041,497	($1,952,866)	($79,475)	$8,009,156
Research & Development	$9,863,552	($1,148,371)	($377,740)	$8,337,441
Selling, General & Administrative	$8,143,902	($515,000)	($610,326)	$7,018,576

Total	$28,048,951	($3,616,237)	($1,067,541)	$23,365,173

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

The biomaterials component of net sales, which comprised 96% of total net sales, represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics (sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The two most significant components of our biomaterials sales are our orthopaedic product sales and the absorbable components of the Angio-Seal, supplied to St. Jude Medical. Our orthopaedic product sales consist primarily of sales to Arthrex, a privately held orthopaedics company for which we manufacture a wide array of sports medicine products, and Orthovita, a publicly held orthopaedic biomaterials company with which we have a partnership for products primarily for the spine. We began working with Arthrex in fiscal 1998 and have since provided Arthrex with many varied sports medicine products for commercial distribution. We began our partnership with Orthovita in 2003 and during fiscal 2004, sold our first bone grafting and spine products to Orthovita, the Vitoss Foam STRIPS and CYLINDERS, and in fiscal 2005, began providing additional product lines for Orthovita (Vitoss scaffold Foam SHAPES and PACK). We are Orthovita’s exclusive supplier of co-developed Vitoss products. For the Angio-Seal, we supply the absorbable collagen plug and polymer anchor and have done so in some capacity since the product’s commercial introduction in 1995. Below is a table showing the trends in our Angio-Seal component and orthopaedic sales for the six months ended December 31, 2005 and December 31, 2004 as a percentage of our total biomaterials sales:

	Six months ended
Sales of:	December 31, 2005	December 31, 2004
Angio-Seal Components	43%	38%
Orthopaedic Products	51%	57%

Product mix varies on a quarter-by-quarter basis. In the six months ended December 31, 2005, Angio-Seal component sales increased as a percentage of sales, primarily due to a shift in product mix, although actual Angio-Seal component sales in the six months ended December 31, 2005 have decreased 16% from the prior year period. Sales of the collagen plug component decreased 6% to $5.6 million for the six months ended December 31, 2005 as compared to $6.0 million in the six months ended December 31, 2004, due to order timing. The absorbable polymer anchor component decreased 49% to $846,000 for the six months ended December 31, 2005 as compared to $1.7 million for the six months ended December 31, 2004. This decrease was due to exceptionally large orders of the anchor component during our second fiscal quarter of 2005 related to our support of the start-up manufacture of a new anchor style. Although there is sometimes seasonality related to our product sales, due to our new Supply Agreement with St. Jude Medical, which was effective on June 30, 2005, we believe that these trends will become more consistent over time and fluctuations from period to period will be consistent with the changes in St. Jude end-user sales. Under the new Supply Agreement, St. Jude Medical is required to purchase 100% of their Angio-Seal collagen plug requirements and at least 30% of its polymer anchor requirements from Kensey Nash. Prior to this agreement, St. Jude was transitioning the manufacturing of the polymer anchor component in house, and we were an informal secondary supplier. Fluctuations in component supply levels are typically related to order timing and do not reflect a decline in Angio-Seal end-user sales, which increased 9% in the first six months of fiscal 2006 from the comparable prior year period.

The future of this portion of our biomaterials sales is dependent upon the continued success of the Angio-Seal device in the estimated $1 billion vascular closure market. Today we estimate that the Angio-Seal device has approximately 60%-65% of this market, based on end-user sales in excess of $162 million for the six months ended December 31, 2005 and $330 million for the calendar year ended December 31, 2005. The Angio-Seal market share may be impacted by future competition in this market or new technologies introduced to address diagnostic or therapeutic treatment of diseased coronary arteries.

We experienced a decrease in sales to Orthovita, which also affected a decrease in our orthopaedic products sales as a percentage of total biomaterials sales. Orthovita sales decreased $3.6 million, or 77%, from the first six months of fiscal 2005 to the comparable period of fiscal 2006. This decline was a result of product launch quantities ordered for the Vitoss Foam FLOW and Vitoss Foam SHAPES product lines in the quarters ended March 31, June 30 and September 30, 2004. Orthovita is working through inventory purchased in conjunction with these product launches as well as restructuring their ordering patterns associated with new product launches which has resulted in decreased order quantities during fiscal 2006. Despite the decline in our product sales to Orthovita, their end user Vitoss Foam sales were up 55% and 51% in the three and six months ended December 31, 2005, respectively, over the prior year comparable periods.

We are currently working to expand our biomaterials customer and product base by initiating new partnerships within the medical device industry, as well as expanding the product lines for our current customers. With a combination of product launches from new customers, our new supply agreement with St. Jude Medical, and normalized ordering patterns from existing customers, we expect sales to increase in the second half of fiscal 2006 over current sales levels.

Our net sales in the orthopaedic portion of our business is dependent on several factors, including the success of our current partners in sports medicine and spine, the continued acceptance of biomaterials-based products in these two markets, as well as expanded future acceptance, and our ability to offer new products or technologies and attract new partners in these markets.

Endovascular. Our initial endovascular offering, the TriActiv Embolic Protection System, is a platform technology, used for the protection from embolization during treatment of diseased saphenous vein grafts (SVG), with future applications for the treatment of carotid artery disease. A second endovascular platform of thrombectomy products, described below is expected to be launched by the end of fiscal 2006. Embolic protection is a relatively new technology and is still subject to acceptance by the medical community, particularly for future applications. We plan to market these products through our new direct sales and marketing group in the U.S.

United States. In the U.S., we launched the TriActiv System in April 2005 after receiving FDA clearance in March 2005, through our newly formed direct sales force. We will continue to build this sales team as required to address the market demands for the product and to service existing accounts. In addition, we have a marketing team that supported the April 2005 product launch of the TriActiv System and is presently working on promotion efforts related to our current TriActiv device as well as preparing for upcoming launches of our new endovascular products. Sales of the TriActiv System in the U.S. were $399,000 in our first six months of fiscal 2006. The TriActiv FX System, our second generation device, incorporates several important ease-of-use design enhancements including an integrated, fully disposable flush and extraction system, a new balloon inflator that simplifies catheter exchanges during the procedure, and a new flush catheter design to enhance device usage and reduce procedure time. Our thrombectomy devices are designed to remove thrombi and emboli from the arterial system. The ThromCat™ device is a fully disposable easy to use mechanical device designed to remove moderate to heavy burdens of clot from the vasculature, and the QuickCat™ device is a simple syringe-based clot removal system designed for the removal of soft thrombus. We anticipate launches of these devices in the fourth quarter of fiscal 2006.

While we continue to be optimistic about our second generation TriActiv device and believe that it will improve our penetration in the SVG market, current trends in the U.S. indicate that interventional procedures in SVGs may be substantially lower than industry analysts’ or the Company’s estimates previously indicated. Due to these uncertainties in the SVG market and the anticipated launch of new products, the timing of which is difficult to determine because of reliance on FDA timelines, we have limited visibility regarding endovascular sales for the remainder of fiscal 2006 and beyond.

Europe and Asia. In Europe, the original TriActiv System was commercially launched in May 2002 and the TriActiv FX System was commercially launched in April 2005. We are selling direct in Germany and via distributors throughout the rest of Europe and in India. We have distributor agreements for sales in Ireland, Switzerland, Austria, Italy, the Netherlands, and the United Kingdom. In addition, in April 2005 we initiated a distribution agreement in India, our first agreement in Asia. We are in the process of identifying distributors for additional markets in Europe and Asia. TriActiv sales in Europe were $145,000 for the first six months of fiscal year 2006. We believe the TriActiv ProGuardTM for SVGs, offering improvements in ease-of-use, will increase our penetration in the SVG market going forward. We also believe future additions to our endovascular product platform, including carotid artery embolic protection and thrombus removal applications, will improve our total sales in the European community.

Worldwide. TriActiv System sales were approximately 4% of our total sales for the six months ended December 31, 2005 and were less than 1% of our total sales for the six months ended December 31, 2004. We anticipate sales of the TriActiv System will become a more significant component of net sales as we increase our sales of the product in the U.S. market, gain new customers in the European and Asian markets and introduce new products in both the U.S. and Europe.

Research and Development Revenue. No research and development revenue was generated in the three or six months ended December 31, 2005. In the six months ended December 31, 2004 research and development revenue was derived from a $1.9 million National Institute of Standards and Technology (NIST) grant received in October 2001. Under this grant we were researching a synthetic vascular graft, utilizing our proprietary porous tissue matrix (PTM) technology. This project concluded in September 2004. We have no remaining grant revenue and do not expect to earn any grant revenue in fiscal 2006.

Royalty Income. Our royalty income primarily consists of royalties received from St. Jude Medical, related to the Angio-Seal product, and from Orthovita, related to the Vitoss family of products.

Angio-Seal. Royalties from St. Jude Medical are earned on Angio-Seal worldwide net sales. We anticipate sales of the Angio-Seal device will grow in fiscal 2006 over the prior fiscal year, with forecasted continued procedure growth and as St. Jude Medical continues to expand its sales and marketing efforts and launch new generations of the product. Under our License Agreement with St. Jude Medical, there was a final contractual decrease in the royalty rate, to 6% from 9%, upon reaching four million cumulative units sold. This final rate reduction occurred in April 2004. Unit sales of the Angio-Seal increased 12% in the six months ended December 31, 2005 from the comparable period in fiscal 2005. We expect that royalty income from the Angio-Seal device will continue to be a significant source of revenue for the foreseeable future.

Vitoss Foam and Vitoss. Under our March 2003 agreement with Orthovita to co-develop and commercialize the Vitoss Foam products, we receive a royalty on Orthovita’s end-user sales of all such Vitoss Foam products. In addition, in August 2004 we acquired the proprietary rights of a third party, an inventor of the Vitoss technology (the Inventor), for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, the Company receives an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology up to a total royalty to be received of $4.0 million, with $3.2 million remaining at December 31, 2005.

We received our first royalty under these agreements in the third quarter of fiscal 2004, when Orthovita launched its initial bone grafting and spinal product lines, Vitoss Scaffold Foam STRIPS and CYLINDERS. Royalty income from Orthovita has increased since that time as Orthovita has launched three additional product lines, Vitoss Scaffold Foam FLOW, SHAPES and PACK in June and October of 2004 and May of 2005, respectively. We believe the unique technology associated with the Vitoss Foam products and the growing spine market will result in the Orthovita component of our royalty income becoming more significant over the next fiscal year and beyond. Royalty income received from Orthovita in our first six months of fiscal 2006 was $1.4 million.

Expenses.

Cost of Products Sold. Our quarterly gross margin on sales has been in a range of 55% to 63% for the past three fiscal years, and is very dependent on sales volume and product mix. The decrease in our sales volume from prior periods contributed significantly to a decline in our gross margin for the period ended December 31, 2005 (see further discussion below in the Results of Operations section). We expect gross margins to increase in the second half of fiscal 2006, when we anticipate increases in sales volumes.

While we anticipate continued improvement in the gross margin in the latter half of our fiscal 2006, due primarily to an increase in sales volume, overall margin will be impacted by initial low margins on the TriActiv product line, associated with low volumes and start-up inefficiencies. Our engineering teams are also working on process improvements and automation on the TriActiv product and we anticipate TriActiv margins will be more in line with those of overall product mix during fiscal 2007.

Research and Development Expenses. Research and development expense consists of expenses incurred for the development of our proprietary technologies, such as the TriActiv System, absorbable and nonabsorbable biomaterials products and technologies and other development programs. A major component of our research and development expense has been our TriActiv System clinical study expenses. In March 2005 we began enrollment in a U.S. clinical trial registry, the ASPIRE (Angioplasty in SVGs with Post Intervention Removal of Embolic Debris) Clinical Study, utilizing the TriActiv FX System. We announced the completion of enrollment in November 2005. In January 2006, we submitted an application for 510(k) clearance to the FDA and anticipate the receipt of FDA clearance during the fourth quarter of fiscal 2006. The ASPIRE study was a multi-center, prospective registry, designed to support regulatory clearance of the TriActiv FX System in the U.S. for a saphenous vein graft (SVG) indication. The study enrolled 113 patients at 20 sites in the U.S and Europe. We will be releasing data from the ASPIRE trial at the American College of Cardiology Conference (ACC), to be held in Atlanta from March 11 through the 14, 2006.

In September 2005, we submitted to the FDA for approval to start a pilot study on the TriActiv® ProGuard™ System for carotid stenting procedures, the newest version of the TriActiv® System product line. This system incorporates Local Flush and eXtraction (LFX™) technology designed for use in branched arteries, such as those of the carotid blood vessels and incorporates three features designed to reduce the incidence of embolic stroke during carotid stenting procedures – a balloon protection guidewire, a flush catheter, and an automated extraction system to remove debris. The system is designed to be used and is being studied in this clinical trial in combination with any approved stent on the marketplace through clinical trials. The study commenced in November 2005 and planned enrollment is estimated to be completed by the end of our fiscal 2006, at which time we expect to submit for approval to conduct a large, pivotal study in pursuit of U.S. marketing clearance for the TriActiv® ProGuardTM System.

On November 3, 2005, we also announced the commencement of enrollment in a trial of the TriActiv® ProGuard™ System in a European CE Mark study. The study will support a CE Mark application, expected in the fourth quarter of fiscal 2006, for European use of the ProGuard™ System during carotid stenting procedures. We anticipate a launch of the TriActiv® ProGuardTM System, with a carotid indication, in Europe in the first half of fiscal 2007.

We cannot give any assurances as to regulatory approval for the TriActiv FX System, the TriActiv® ProGuard™ System or for any other future applications in the U.S. or in Europe.

Clinical efforts in pursuit of FDA and European community approval and continuing development of future generations of the TriActiv System, new endovascular products, as well as our continued development of proprietary biomaterials products and technologies, require significant research and development expenditures. We anticipate research and development expense, including additional clinical trials, will increase as we pursue commercialization of future generations of our endovascular products in the U.S., as well as our other technologies, including the continued development of proprietary biomaterials technologies.

Research and development expenses were 32% of total revenues for the six months ended December 31, 2005, excluding the facility transition and equity compensation charges (37% including these two items), compared to 27% of total revenue for the six months ended December 31, 2004. We believe research and development expenditures will increase in absolute dollars over the next two quarters of fiscal 2006, however we believe that they will decrease as a percentage of total revenue.

Selling, General and Administrative. Selling, general and administrative expenses include the costs of our finance, information technologies, human resource and business development departments, as well as costs related to the sales and marketing of our products.

The sales and marketing expenses in the U.S. and in Europe relate to the direct commercialization efforts for the TriActiv System. We have a Endovascular sales and marketing team in the U.S. and a sales and marketing team headquartered at our European subsidiary, Kensey Nash Europe GmbH. These teams are selling the product directly in the U.S. and German markets, and, in Europe the team supports our distributor relationships outside of Germany in the rest of Europe and in Asia.

Our sales and marketing expenses increased throughout fiscal 2005 and continued to do so in the first six months of fiscal 2006. These increases relate primarily to costs of the marketing and sale of the TriActiv System in the U.S, especially since April 2005 when we commercially launched the product in the U.S. The continuing expense increases include the costs associated with building and maintaining the endovascular direct sales force as well as strategic marketing campaigns for the TriActiv device in the U.S., including greater presence at major trade conferences. We anticipate sales and marketing expenses will increase substantially in fiscal 2006 over fiscal 2005 as we continue our sales and marketing efforts of the TriActiv product and our new endovascular products, both in the U.S. and in Europe. We are also continuing to expand our marketing efforts for our biomaterials business.

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

Accounting for Stock-Based Compensation. Through the end of fiscal 2005, we accounted for stock-based compensation costs under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148), which permitted (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We accounted for our stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represented the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee had to pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore prior to fiscal 2006, we did not recognize any compensation expense for options granted to employees. Options granted to non-employees, as defined under SFAS 123, (as amended by SFAS 148) and EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, were recorded as compensation expense over the contractual service period using the fair market value method in accordance with SFAS 123, which required using the Black-Scholes option pricing model to determine the fair market value of the option at the original grant date. We granted options to non-employee, outside consultants during fiscal 2003 and 2004, but not in fiscal 2005. See Note 6 to the financial statements included in this Form 10-Q for information regarding options granted to non-employee outside consultants in July 2003 and October 2002. We accounted for nonvested shares to non-employee members of the Board of Directors and executive officers using the intrinsic value method in accordance with APB 25. We granted nonvested shares to members of the Board of Directors and executive officers during fiscal 2004 and 2005. See Note 10 to the Condensed Consolidated Financial Statements included in the Form 10-Q for nonvested stock awards made to the non-employee members of the Board of Directors and to executive officers of the Company.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), which amends SFAS 123 and APB 25 and requires that the cost of share-based payment transactions (including those with both employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective for the Company as of the first interim period beginning after June 15, 2005.

Effective July 1, 2005, we adopted the provisions of SFAS 123(R) using the modified prospective approach and now account for share-based compensation applying the fair value method for expensing stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method resulted in compensation costs related to the Company’s equity compensation plans.

Stock Options. Stock options granted to employee and non-employee members of the Board of Directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is calculated under the Black-Scholes option-pricing model. See Note 12 to the financial statements included in this Form 10-Q for additional information.

Nonvested Shares. All nonvested shares granted to executive officers, management and non-employee members of the Board of Directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is based upon the closing price of the Company’s common stock on the date of grant. See Note 10 to the financial statements included in this Form 10-Q for a discussion of nonvested stock awards granted to the non-employee members of our board of directors, our executive officers and certain of our other management. The Company has implemented a practice of granting nonvested shares to the members of its board of directors as well as to its executive officers, as permitted under its stock option plans, as a component of board and executive officer compensation arrangements. In response to growing industry concerns related to the effect of expensing stock options, we diversified our compensation arrangements to reduce the number of total equity shares granted to board members, executive officers and management team. The compensation arrangements now include the granting of nonvested shares as well as, for executive officers and other management team members, a greater component of incentive cash compensation, with a lesser emphasis on options. The first nonvested shares were granted to our board of directors in December 2003, the first nonvested shares to executive officers were granted in July of 2004 and the first nonvested shares to management were granted in September 2005.

Non-Employee Stock Options. Options granted to non-employee outside consultants, as defined under SFAS 123 (R), are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is calculated under the Black-Scholes option-pricing model. See Note 6 to the financial statements included in this Form 10-Q for a discussion of options granted to non-employee outside consultants in July 2003 and October 2002.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined using a combination of factors intended to ensure that our trade receivables balances are not overstated due to uncollectibility. We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, significant one-time events and historical experience with each customer. Also, we record additional reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to specific customers change, our estimates of the recoverability of receivables would be adjusted. We believe our allowance at December 31, 2005 was sufficient to cover all existing accounts receivable.

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

Results of Operations

Comparison of Three Months Ended December 31, 2005 and 2004

The following table summarizes our operating results for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 and includes expense line items as reported, including charges related to the facility transition and equity compensation expenses.

	Three Months Ended				Percent Change Prior Period to Current Period
($ millions)	December 31, 2005	% of Total Revenues	December 31, 2004	% of Total Revenues
REVENUES:
Total Revenues	$13.6		$15.2		(10%)

Net Sales	$8.0	58%	$10.2	67%	(22%)
Royalty Income	$5.7	42%	$5.0	33%	13%
EXPENSES:
Cost of Products Sold	$5.2	39%	$4.3	28%	22%
Research & Development Expense	$4.9	36%	$3.7	25%	32%
Selling, General & Administrative Expense	$4.3	32%	$2.8	18%	55%
INTEREST INCOME	$0.3	2%	$0.3	2%	(4%)

NET (LOSS) INCOME	($0.6)		$3.3		(117%)

As additional information and to more clearly present comparative data for the three month periods ended December 31, 2005 and 2004, the following table presents the operating expense portion of our results without the charges for the facility transition charges and equity compensation under SFAS 123(R) for the three months ended December 31, 2005 (as reconciled in the chart contained in the Overview section above). This information is provided to supplement our consolidated financial statements presented in accordance with Generally Accepted Accounting Principles (GAAP) and to enhance the user’s overall understanding of our current verses historical financial performance and our prospects for the future. We believe this information is useful to both management and investors because it excludes the facility transition charges that we believe are not indicative of our core operating results and equity compensation expense that exists in only the latter period presented.

Equity compensation expense of $647,000 was recorded in the three month period ended December 31, 2005, related to the adoption of SFAS 123(R), and allocated amongst all income statement expense line items therefore skewing the comparison of results for the prior period to this current period. While this expense will continue to be recorded as a component of our operating results in all future periods, we will provide this adjusted information at least through the remainder of fiscal 2006, the period for which the year over year comparisons will be impacted.

The facility transition charges include an acceleration of depreciation charge of $1.7 million and moving costs of $270,000. These charges were recorded related to the Company’s move to its new facility, occurring throughout fiscal 2006. The recording of the total anticipated acceleration of depreciation charge of $4.9 million began in May of 2005 and will continue through June of 2006. Moving costs began in our second fiscal quarter 2006 as we transitioned the manufacturing and quality departments, as well as a few administrative departments to our new facility. Moving costs will continue through fiscal 2006 as we transition the remaining employees, machinery and furniture, and is estimated at approximately $500,000 for the entire fiscal year 2006.

Again, for meaningful comparison of current to prior periods, we have adjusted the reported results for the amount of this charge and will continue to do so for as long as this charge appears in one period presented but not in the comparable period. Both of these non-GAAP measures are non-cash charges and will have no impact on the cash flows of the Company. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with GAAP.

Operating Expense Line Items as Adjusted.

	Three Months Ended				Percent Change Prior Period to Current Period
($ millions)	December 31, 2005	% of Total Revenues	December 31, 2004	% of Total Revenues
EXPENSES:
Cost of Products Sold	$4.1	30%	$4.3	28%	(4%)
Research & Development Expense	$4.1	30%	$3.7	25%	9%
Selling, General & Administrative Expense	$3.7	27%	$2.8	18%	33%

Total Revenues and Net Sales. Total revenues decreased 10% to $13.6 million in the three months ended December 31, 2005 from $15.2 million in the three months ended December 31, 2004.

Net sales of products decreased to $8.0 million for the three months ended December 31, 2005 compared to sales of $10.2 million for the three months ended December 31, 2004. We had a 9% decrease in our cardiology product sales and a 33% decrease in our orthopaedic product sales.

Cardiology Product Sales. Cardiology sales are comprised of cardiology biomaterial sales and our TriActiv System sales in the U.S. and in Europe. Cardiology biomaterial sales decreased by 13% to $3.5 million from $4.1 million for the three months ended December 31, 2005 and 2004, respectively. This decrease related to sales of the polymer anchor component of the Angio-Seal product to St. Jude Medical, which decreased $1.0 million, or 70% over the prior year comparable period, offset in part by an increase in sales of the collagen plug component of the Angio-Seal device, which increased $673,000, or 27% over the prior year comparable period. Prior year sales were impacted by exceptionally large orders related to our support of the start-up manufacture of a new anchor style. We believe future sales of our polymer anchor component will vary with St. Jude Medical’s end user sales of the Angio-Seal under the new supply agreement with St. Jude Medical, which calls for us to supply them with a minimum of 30% of their Angio-Seal anchor components, an improvement over previous informal commitments to purchase 15% to 20% of such requirements. End-user sales of the Angio-Seal device increased 8% in the three months ended December 31, 2005 from the prior year comparable period. The decrease in cardiology biomaterial sales was partially offset by a 155% increase in TriActiv sales. U.S. TriActiv sales were $164,000 for the quarter ended December 31, 2005. TriActiv Sales in Europe were $54,000 in the three months ended December 31, 2005, a decrease of 37% over the prior year comparable period. European sales include sales of the new TriActiv FX, which launched in late March 2005. TriActiv sales for the three months ended December 31, 2005 were approximately 3% of total sales.

Orthopaedic Product Sales. Orthopaedic sales decreased 33% to $3.8 million in the three months ended December 31, 2005 from $5.7 million for the three months ended December 31, 2004. This decline was primarily the result of a $1.7 million decrease in sales of Vitoss Foam bone graft substrate products to Orthovita. Sales to Orthovita were $665,000 in the three months ended December 31, 2005, compared to $2.4 million in the same period a year earlier. This decline was anticipated and primarily the result of second quarter fiscal 2005 shipments of large product launch quantities of the Vitoss Foam SHAPES product line. In addition, Orthovita is working through inventory purchased during its product launches in fiscal 2004. Sales to Orthovita for the upcoming quarters are expected to show a decrease over the prior year comparable periods as Orthovita continues to exhaust its current inventory. Future product launches are expected in fiscal 2007. The decline in sales of products to Orthovita was not reflective of their end-user sales, which grew 55% in the three months ended December 31, 2005 over the prior year period and are expected to continue to grow through fiscal 2006.

Royalty Income. Royalty income increased 13% to $5.7 million from $5.0 million in the three months ended December 31, 2005 and 2004, respectively.

St. Jude Medical Angio-Seal royalty income increased 9% to $4.9 million during the three months ended December 31, 2005 compared to $4.5 million in the three months ended December 31, 2004. Units sold increased 11% in the second quarter of fiscal 2006 from the comparable prior year period. We believe that the increase in units was due to St. Jude Medical’s continued sales and marketing efforts, which are resulting in continued strong market share and overall increased adoption of vascular closure devices in the market. St. Jude Medical’s market share is estimated at 60% to 65% and worldwide market penetration of vascular closure devices is estimated at approximately 45% to 50%.

Additionally, there was an increase of 45% in royalties from Orthovita in the three months ended December 31, 2005 over the same period of the prior year. Total royalty income from Orthovita was approximately $750,000 for the second quarter of fiscal 2006 compared to $519,000 in the second quarter of fiscal 2005. End-user sales of our co-developed Vitoss Foam products increased 55% in our second quarter of fiscal 2006 compared to the prior year comparable quarter.

Expenses. As noted above, for the three month period ending December 31, 2005, each of the following expense categories included charges related to our facility transition and equity compensation expense related to the adoption of FAS 123(R). To present comparative information between the three month periods ended December 31, 2005 and 2004 in as clear a manner as possible, we have included tables to show the expense line item results as adjusted per the table above as well as excluded such charges when presenting comparative narrative in all operating expense sections below.

Cost of Products Sold.

Total Cost of Products Sold Expense and Margin Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported Three Months Ended 12/31/05	Adjusted Three Months Ended 12/31/05	Reported Three Months Ended 12/31/04	% Change Reported Prior Period to Adjusted Current Period
Cost of products sold	$5,247,868	$4,122,528	$4,303,856	(4%)
Gross Margin	34%	48%	58%	(17%)

Adjusted cost of products sold decreased 4% to $4.1 million in the three months ended December 31, 2005 from $4.3 million in the three months ended December 31, 2004, on a net sales decrease of 22%. Adjusted gross margin on sales decreased to 48% in the three months ended December 31, 2005 compared to 58% in the three months ended December 31, 2004. The decrease in our sales volume combined with consistent fixed costs of goods sold expenses contributed significantly to the decline in our gross margin. We expect the adjusted gross margin to increase in the second half of the fiscal year 2006 as our sales volumes are expected to increase.

Research and Development Expenses.

Total Research and Development Expense Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported Three Months Ended 12/31/05	Adjusted Three Months Ended 12/31/05	Reported Three Months Ended 12/31/04	% Change Reported Prior Period to Adjusted Current Period
Research & Development	$4,913,131	$4,074,019	$3,734,925	9%
% of Revenue	36%	30%	25%	20%

Adjusted research and development expenses increased to $4.1 million in the three months ended December 31, 2005 compared to $3.7 million in the three months ended December 31, 2004. Biomaterials and other proprietary technologies spending decreased to $1.6 million, excluding $331,000 in charges for facility transition charges and equity compensation, for the three months ended December 31, 2005 compared to $1.7 million for the three months ended December 31, 2004. While we experienced minor fluctuations within individual accounts, no individual fluctuation was material. Research and development expenses related to the TriActiv system increased $441,000 to $2.5 million in the three months ended December 31, 2005 from $2.1 million in the three months ended December 31, 2004, excluding $267,000 in charges for facility transition charges and equity compensation. Expense increases related primarily to an increase of clinical trial costs of $420,000 and an increase in design and development costs of $133,000. Clinical trial and design expenses supported the growth in the development efforts on future generations of the TriActiv system. These cost increases were offset in part by a decrease in operational supplies of $110,000. This decrease was reflective of all of the efforts related to finalizing several of these new product lines over the past year. Overall, we expect research and development expenses to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense.

Total Selling, General and Administrative Expense Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported Three Months Ended 12/31/05	Adjusted Three Months Ended 12/31/05	Reported Three Months Ended 12/31/04	% Change Reported Prior Period to Adjusted Current Period
Selling, general & administrative expense	$4,331,881	$3,706,428	$2,789,267	33%
% of Revenue	32%	27%	18%	50%

Adjusted selling, general and administrative expense increased 33% to $3.7 million in the three months ended December 31, 2005 from $2.8 million in the three months ended December 31, 2004. Adjusted sales and marketing expenses increased to $2.2 million from $1.1 million in the three months ended December 31, 2005 and 2004, respectively. This increase was primarily the result of our U.S. sales and marketing expenses, which increased $1.4 million to $1.8 million in the three months ended December 31, 2005 from $371,000 in the three months ended December 31, 2004. Personnel and travel expenses increased $830,000 relating to the hiring and support of the TriActiv System direct sales force and clinical sales support staff. In addition, there was an increase of $526,000 in marketing expenses and professional fees, including conventions, advertising and a Scientific Advisory Board meeting related to strategic marketing campaigns for the TriActiv System in the U.S.

The TriActiv System European sales and marketing costs decreased $385,000 to $356,000 in the three months ended December 31, 2005 compared to $740,000 during the three months ended December 31, 2004. This decrease was due to a decrease in personnel and travel expenses of $150,000, as well as a decrease in clinical trial expenses of $173,000 due to the conclusion of the FIRST Study in December 2004. In addition, marketing expenses such as product samples and professional fees decreased by $43,000.

Adjusted general and administrative expenses decreased $126,000 to $1.6 million in the three months ended December 31, 2005 from $1.7 million in the three months ended December 31, 2004. The decrease was primarily attributable to a $170,000 decrease in personnel costs and an $87,000 decrease in Orthovita amortization expense due to a reclassification of expense from research and development to general and administrative. The decreases were offset by an increase in legal and professional fees of $73,000, primarily tax service fees related to defense of an IRS audit of our fiscal 2003 research and development tax credit project results as well as an increase of $50,000 in bad debt expense as we had reversed a large portion of bad debt expense in the quarter ended December 31, 2004 based on customer payments.

Net Interest Income. Interest income decreased by 4% to $290,000 in the three months ended December 31, 2005 from $304,000 in the three months ended December 31, 2004. This was due to our cash and investment balance decreasing by 40% in the period ended December 31, 2005 over the comparable prior year period offset in part by higher interest rates. The decrease in cash balances is due primarily to the funding of the construction of the Company’s new facility. See the Liquidity and Capital Resources section below for further information on the Company’s sources and uses of cash.

Other Income. Other non-operating income was $24,000 in the three months ended December 31, 2005 compared to $3,000 in the three months ended December 31, 2004. Other non-operating income for the three months ended December 31, 2005 related to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See “Liquidity and Capital Resources” below and Note 11 to the financial statements included in this Form 10-Q) while other non-operating income for the three months ended December 31, 2004 related to a net gain on the sale of fixed assets.

Comparison of Six Months Ended December 31, 2005 and 2004

The following table summarizes our operating results for the six months ended December 31, 2005 compared to the six months ended December 31, 2004 and includes expense line items as reported, including charges related to the facility transition and equity compensation expenses.

	Six Months Ended				Percent Change Prior Period to Current Period
($ millions)	December 31, 2005	% of Total Revenues	December 31, 2004	% of Total Revenues
REVENUES:
Total Revenues	$26.4		$30.3		(13%)

Net Sales	$15.5	59%	$20.3	67%	(24%)
Research & Development Revenue	$—	0%	$0.3	1%	(100%)
Royalty Income	$10.9	41%	$9.7	32%	12%
EXPENSES:
Cost of Products Sold	$10.0	38%	$8.4	28%	20%
Research & Development Expense	$9.9	37%	$8.1	27%	21%
Selling, General & Administrative Expense	$8.1	31%	$5.3	17%	55%

INTEREST INCOME	$0.6	2%	$0.6	2%	(5%)

NET (LOSS) INCOME	($0.7)		$6.4		(111%)

As additional information and to more clearly present comparative data for the six month periods ended December 31, 2005 and 2004, the following table presents the operating expense portion of our results without the charges for the facility transition and equity compensation under SFAS 123(R) for the six months ended December 31, 2005 (as reconciled in the chart contained in the Overview section above). This information is provided to supplement our consolidated financial statements presented in accordance with Generally Accepted Accounting Principles (GAAP) and to enhance the user’s overall understanding of our current verses historical financial performance and our prospects for the future. We believe this information is useful to both management and investors because it excludes the facility transition charges that we believe are not indicative of our core operating results and equity compensation expense that exists in only the latter period presented.

Equity compensation expense of $1.1 million was recorded in the six month period ended December 31, 2005, related to the adoption of SFAS 123(R), and allocated amongst all income statement expense line items, therefore skewing the comparison of results for the prior period to this current period. While this expense will continue to be recorded as a component of our operating results in all future periods, we will provide this adjusted information at least through the remainder of fiscal 2006, the period for which the year over year comparisons will be impacted.

The facility transition charges include an acceleration of depreciation charge of $3.3 million and moving costs of $270,000. These charges were recorded related to the Company’s move to its new facility, occurring throughout fiscal 2006. The recording of the total anticipated charge of $4.9 million began in May of 2005 and will continue through June 2006. Moving costs began in our second fiscal quarter 2006 as we transitioned the manufacturing and quality departments, as well as a few administrative departments to our new facility. Moving costs will continue through the remainder of fiscal 2006 as we transition the remaining employees, machinery and furniture, and is estimated at approximately $500,000 for the entire fiscal year 2006.

Again, for meaningful comparison of current to prior periods, we have adjusted the reported results for the amount of this charge and will continue to do so for as long as this charge appears in one period presented but not in the comparable period. Both of these non-GAAP measures are non-cash charges and will have no impact on the cash flows of the Company. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with GAAP.

Operating Expense Line Items as Adjusted.

	Six Months Ended				Percent Change Prior Period to Current Period
($ millions)	December 31, 2005	% of Total Revenues	December 31, 2004	% of Total Revenues
EXPENSES:
Cost of Products Sold	$8.0	30%	$8.4	28%	(4%)
Research & Development Expense	$8.3	32%	$8.1	27%	3%
Selling, General & Administrative Expense	$7.0	27%	$5.3	17%	33%

Total Revenues and Net Sales. Total revenues decreased 13% to $26.4 million in the six months ended December 31, 2005 from $30.3 million in the six months ended December 31, 2004.

Net sales of products decreased to $15.5 million for the six months ended December 31, 2005 compared to sales of $20.3 million for the six months ended December 31, 2004. We had a 13% decrease in our cardiology product sales and a 33% decrease in our orthopaedic product sales.

Cardiology Product Sales. Cardiology sales are comprised of cardiology biomaterial sales and our TriActiv System sales in the U.S. and in Europe. Cardiology biomaterial sales decreased by 18% to $6.5 million from $7.9 million for the six months ended December 31, 2005 and 2004, respectively. This decrease related to sales of the polymer anchor component of the Angio-Seal product to St. Jude Medical, which decreased $805,000, or 49% over the prior year comparable period. Also affecting cardiology biomaterials sales was a decrease of 6% in sales of the collagen plug component of the Angio-Seal device, which decreased $350,000 over the prior year comparable period. The decrease in our anchor sales was due to exceptionally large prior year sales related to our support of the start-up manufacture of a new anchor style. We believe our future anchors sales will fluctuate vary with the changes in St. Jude’s end-user sales due to our new Supply Agreement with St. Jude Medical, requiring the purchase of at least 30% of it’s Angio-Seal polymer anchor requirements from Kensey Nash, an improvement over previous informal commitments to purchase 15% to 20% of such requirements. The decrease in sales of the collagen plug and polymer anchor components does not reflect a decline in Angio-Seal end-user sales. End-user sales of the Angio-Seal device increased 9% in the six months ended December 31, 2005 from the prior year comparable period. The decrease in cardiology biomaterial sales was partially offset by a 264% increase in TriActiv sales. U.S. TriActiv sales were $399,000 for the six months ended December 31, 2005, after only nine months of direct commercial sales. TriActiv Sales in Europe were $145,000 in the six months ended December 31, 2005, a decrease of 5% over the prior year comparable period. European sales include sales of the new TriActiv FX, which launched in late March 2005. TriActiv sales for the six months ended December 31, 2005 were approximately 4% of total sales.

Orthopaedic Product Sales. Orthopaedic sales decreased 33% to $7.6 million in the six months ended December 31, 2005 from $11.4 million for the six months ended December 31, 2004. This decline was primarily the result of a $3.6 million decrease in sales of Vitoss Foam bone graft substrate products to Orthovita. Sales to Orthovita were $1.1 million in the six months ended December 31, 2005, compared to $4.7 million in the same period a year earlier. This decline was anticipated and is a result of fiscal 2005 shipments of large product launch quantities of the Vitoss Foam FLOW and Vitoss Foam SHAPES product line. In addition, Orthovita is working through inventory purchased during its product launches in fiscal 2004. Sales to Orthovita for the upcoming quarters are expected to show a decrease over the prior year comparable periods as Orthovita continues to exhaust its current inventory, but sequentially will show increases as shipments to Orthovita of their fastest selling products have improved. Future product launches are expected in fiscal 2007. The decline in sales of products to Orthovita was not reflective of their end-user sales, which grew 51% in the six months ended December 31, 2005 over the prior year comparable period and are expected to continue to grow through fiscal 2006.

Research and Development Revenues. There were no research and development revenues in the six months ended December 31, 2005, compared to $253,000 of revenues in the six months ended December 31, 2004. The research and development revenues for the six months ended December 31, 2004 consisted of amounts generated under our NIST synthetic vascular graft development grant, which concluded in September 2004.

Royalty Income. Royalty income increased 12% to $10.9 million from $9.7 million in the six months ended December 31, 2005 and 2004, respectively.

St. Jude Medical Angio-Seal royalty income increased 10% to $9.5 million during the six months ended December 31, 2005 compared to $8.7 million in the six months ended December 31, 2004. Units sold increased 12% in the six months ended December 31, 2005 compared to the six months ended December 31, 2004. We believe that the increase in units was due to St. Jude Medical’s continued sales and marketing efforts, which are resulting in greater market share and overall increased adoption of vascular closure devices in the market. St. Jude Medical’s market share is estimated at 60% to 65% and worldwide market penetration of vascular closure devices is estimated at approximately 45% to 50%.

Additionally, there was an increase of 25% in royalties from Orthovita in the six months ended December 31, 2005 over the same period of the prior year. Total royalty income from Orthovita was approximately $1.4 million for the first half of fiscal 2006 compared to $1.1 million in the first half of fiscal 2005. End-user sales of our co-developed Vitoss Foam products increased 51% in our first half of fiscal 2006 compared to the prior year comparable period.

Expenses. As noted above, for the six-month period ending December 31, 2005, each of the following expense categories included charges related to our facility transition and equity compensation expense related to the adoption of FAS 123(R). To present comparative information between the six month periods ended December 31, 2005 and 2004 in as clear a manner as possible, we have included tables to show the expense line item results as adjusted per the table above as well as excluded such charges when presenting comparative narrative in all operating expense sections below.

Cost of Products Sold.

Total Cost of Products Sold Expense and Margin Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported Six Months Ended 12/31/05	Adjusted Six Months Ended 12/31/05	Reported Six Months Ended 12/31/04	% Change Reported Prior Period to Adjusted Current Period
Cost of products sold	$10,041,497	$8,009,156	$8,350,360	(4%)
Gross Margin	35%	48%	59%	(19%)

Adjusted cost of products sold decreased 4% to $8.0 million in the six months ended December 31, 2005 from $8.4 million in the six months ended December 31, 2004, on a net sales decrease of 24%. Adjusted gross margin on sales decreased to 48% in the six months ended December 31, 2005 compared to 59% in the six months ended December 31, 2004. The decrease in our sales volume combined with consistent fixed costs of goods sold expenses contributed significantly to the decline in our gross margin. We expect an increase in adjusted gross margin in the second half of fiscal 2006.

Research and Development Expenses.

Total Research and Development Expense Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported Six Months Ended 12/31/05	Adjusted Six Months Ended 12/31/05	Reported Six Months Ended 12/31/04	% Change Reported Prior Period to Adjusted Current Period
Research & Development	$9,863,552	$8,337,441	$8,118,449	3%
% of Revenue	37%	32%	27%	19%

Adjusted research and development expenses increased to $8.3 million in the six months ended December 31, 2005 compared to $8.1 million in the six months ended December 31, 2004. Biomaterials and other proprietary technologies spending decreased $75,000 to $3.3 million, excluding $636,000 in charges for facility transition and equity compensation, for the six months ended December 31, 2005 compared to $3.4 million for the six months ended December 31, 2004. This decrease was a result of a decrease in professional fees of $114,000 as well as a decrease in depreciation expense ($141,000) related to the conclusion of the Vascular Graft grant in the prior year as well as a reallocation of square footage. All assets obtained for the Vascular Graft grant were fully depreciated and retired at its conclusion. Therefore, more depreciation expense was incurred in the prior year period. These decreases were offset by an increase in operational supplies and design expenses of $79,000, an increase in outside service costs of $49,000 and an increase in personnel costs of $67,000.

Research and development expenses related to the TriActiv system increased $294,000 to $5.1 million in the six months ended December 31, 2005 from $4.8 million in the six months ended December 31, 2004, excluding $807,000 in charges for facility transition and equity compensation. Expense increases occurred primarily in clinical trial costs, which increased $687,000 related directly to the ASPIRE and TriActiv® ProGuardTM System clinical trials. These cost increases were offset in part by a decrease in operational supplies and design and development costs of $195,000. Although we continue to update the design of the TriActiv product lines, there were a significant amount of design changes and enhancements on the upcoming generations of the TriActiv System in the six months ended December 31, 2004 compared to the six months ended December 31, 2005. This decrease was reflective of all of the efforts related to finalizing several of these new product lines over the past year. Also decreasing during the six months ended December 31, 2005 were personnel costs ($85,000) and depreciation costs ($114,000) relating to the reallocation of square footage during fiscal year 2006. TriActiv research and development department allocations have decreased as a percentage from the prior year. Overall, we expect research and development expenses to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense.

Total Selling, General and Administrative Expense Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported Six Months Ended 12/31/05	Adjusted Six Months Ended 12/31/05	Reported Six Months Ended 12/31/04	% Change Reported Prior Period to Adjusted Current Period
Selling, general & administrative expense	$8,143,902	$7,018,576	$5,263,456	33%
% of Revenue	31%	27%	17%	59%

Adjusted selling, general and administrative expense increased 33% to $7.0 million in the six months ended December 31, 2005 from $5.3 million in the six months ended December 31, 2004. Adjusted sales and marketing expenses increased $1.8 million to $3.9 million from $2.1 million in the six months ended December 31, 2005 and 2004, respectively. This increase was primarily the result of our U.S. sales and marketing expenses, which increased $2.4 million to $3.2 million in the six months ended December 31, 2005 from $824,000 in the six months ended December 31, 2004. Personnel and travel expenses increased $1.7 million relating to the hiring and maintenance of the TriActiv direct sales force and clinical sales support staff. In addition, there was an increase of $556,000 in marketing expenses and professional fees, including conventions, advertising expense and a Scientific Advisory Board meeting related to strategic marketing campaigns for the TriActiv System in the U.S. as well as a $138,000 increase in office costs related to increased in-house sales and marketing personnel.

The TriActiv System European sales and marketing costs decreased $529,000 to $709,000 in the six months ended December 31, 2005 compared to $1.2 million during the six months ended December 31, 2004. This decrease was due to a decrease in personnel expenses of $260,000 as well as a decrease in clinical trial expenses of $263,000 due to the conclusion of the FIRST Study in December 2004.

Adjusted general and administrative expenses decreased $92,000 to $3.1 million in the six months ended December 31, 2005 from $3.2 million in the six months ended December 31, 2004. The decrease was primarily attributable to a decrease in personnel expenses of $328,000 offset by a $230,000 increase in legal and professional service fees, specifically audit and legal fees related to complying with the Sarbanes-Oxley Act of 2002.

Net Interest Income. Interest income decreased by 5% to $581,000 in the six months ended December 31, 2005 from $614,000 in the six months ended December 31, 2004. This was due to our cash and investment balance decreasing by 40% in the period ended December 31, 2005 over the comparable prior year period offset in part by higher interest rates. The decrease in cash balances is due primarily to the funding of the construction of the Company’s new facility. See the Liquidity and Capital Resources section below for further information on the Company’s sources and uses of cash.

Other Income. Other non-operating income was $43,000 in the six months ended December 31, 2005 compared to $33,000 in the six months ended December 31, 2004. Other non-operating income for the six months ended December 31, 2005 related to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See “Liquidity and Capital Resources”

below and Note 11 to the financial statements included in this Form 10-Q) while other non-operating income for the six months ended December 31, 2004 related to a net gain on the sale of fixed assets.

Liquidity and Capital Resources

Our cash, cash equivalents and investments were $31.5 million at December 31, 2005, a decrease of $13.4 million from our balance of $44.9 million at June 30, 2005, the end of our prior fiscal year. In addition, our working capital was $46.0 million at December 31, 2005, a decrease of $12.1 million from our working capital of $58.1 million at June 30, 2005.

Operating Activities

Net cash provided by our operating activities was $1.8 million in the six months ended December 31, 2005. For the six months ended December 31, 2005, we had net loss of $739,000, a net tax benefit from the exercise of stock options and nonvested stock awards of $320,000, non-cash employee stock-based compensation of $1.1 million, and non-cash depreciation and amortization of $5.7 million. There was a use of cash for excess tax benefits from share-based payment arrangements of $182,000 as well as a $94,000 use of cash in exchange of nonvested shares for taxes. Cash used as a result of changes in asset and liability balances was $4.2 million. The decrease in cash related to the change in assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses ($7.5 million) and an increase in inventory ($1.5 million). The decrease in cash was offset by a decrease in accounts receivable, which provided cash of $3.5 million and a decrease in prepaids and other assets of $1.3 million.

The decrease in accounts payable and accrued expenses primarily related to the payment of construction invoices for the new building that were accrued at June 30, 2005. The increase in inventory related to the continued build of endovascular product component part inventory for anticipated market launches and, a stocking of one of our primary biomaterial raw materials to take advantage of a quantity price reduction. The decrease in prepaids and other assets primarily related to a decrease in deposits made on equipment ordered for the new facility in the prior year. The equipment was received during the six months ended December 31, 2005.

Investing Activities

Cash provided by investing activities was $2.3 million for the six-month period ended December 31, 2005. This was the result of net purchase and redemption activity within our investment portfolio offset by capital spending related to the construction of our new facility (see below) and ongoing expansion of our manufacturing capabilities.

During the period, investments of $20.5 million matured, were sold or were called. We subsequently purchased new investments with these proceeds for total investment purchases of $2.5 million, providing net cash through investment activities of $18.0 million. See Note 1 to the condensed consolidated financial statements included in this quarterly report for a description of our available-for sale securities.

We have a $30.0 million capital spending plan for fiscal 2006, of which up to $20 million was authorized for construction of our new facility (see discussion below) through the end of our fiscal 2006. The remainder will be spent to continue to expand our research and development and manufacturing capabilities. Of this total plan, we spent $15.7 million during the six months ended December 31, 2005, of which $5.1 million related to ongoing operations of the Company. The remaining $10.6 million was for the construction of our new facility.

New Facility

Our new facility is located approximately two miles from the previous and current leased facilities in Exton, Pennsylvania. The new building site will consolidate all U.S. operations, research and development, and administrative areas in a 202,000 square foot facility and thus provide for our future growth and continued expansion. The construction plan has three phases. Phase one consisted of land, a building shell of 162,000 square feet and a fit out of 105,000 square feet for the manufacturing and quality assurance areas. This phase was completed in December 2005 at an approximate cost of $27.3 million. The remaining building shell of 40,000 square feet and additional fit out of approximately 70,000 square feet are expected to be completed by June 2006 (phases 2 and 3). The additional cost of phases two and three are expected to be approximately $21 million, including the purchase of additional land required to complete the expansion. In January, we purchased this additional parcel of land at the existing site for $1.3 million. The total cost of the project will be approximately $48 million. While we have financed all construction of this building from available cash on hand or liquid investments to-date, we are considering mortgage alternatives to replenish the available cash balances.

Associated with management’s finalization of the plan for transition of its operations to the new facility, which occurred on April 30, 2005, we are recording an acceleration of depreciation charge related to the assets to be abandoned at the time of transition. The total value of assets to be abandoned was $4.9 million at April 30, 2005, of which an acceleration of depreciation charge of $813,000 was recorded in the quarter ended June 30, 2005. A charge of $3.3 million was recorded during the six months ended December 31, 2005. We will record the remaining depreciation over the next two fiscal quarters as follows: $454,000 and $324,000 in the third and fourth fiscal quarters, respectively. In addition, moving costs associated with the transition to the new facility were incurred during our second quarter at an approximate cost of $270,000. We expect to incur total moving costs of approximately $500,000, including $200,000 to $250,000 during the remaining half of fiscal 2006, for a total cost during fiscal 2006 of $4.6 million of transition costs; $4.1 million of accelerated depreciation and $500,000 of moving costs.

Financing Activities

Cash provided by financing activities was $781,000 for the six-month period ended December 31, 2005. This was primarily the result of proceeds from the exercise of stock options. The exercise of stock options provided cash of $1.0 million for the six months ended December 31, 2005. Excess tax benefits from share-based payment arrangements also provided $182,000 of cash. Offsetting these increases was a use of cash for stock repurchases of $442,000 (see below).

Stock Repurchase Program

On August 17, 2004, we announced that our board of directors had reinstated a program to repurchase issued and outstanding shares of our common stock over a six month period. The reinstated plan called for the repurchase of up to 259,000 shares, the balance under the original plan approved in October 2003. We repurchased and retired 199,867 shares of common stock under the reinstated program at a cost of approximately $5.1 million, or an average market price of $25.68 per share. This program expired in February 2005.

On March 16, 2005, we announced a new program under which an additional 400,000 issued and outstanding shares of our common stock were approved for repurchase by our board of directors. As of June 30, 2005, we had repurchased and retired 103,133 shares of Common Stock under this new program at a cost of approximately $2.7 million, or an average market price of $26.58 per share, using available cash. At June 30, 2005, there were 296,867 shares remaining for repurchase under this program. This plan was to expire on September 30, 2005, but it has been extended indefinitely until terminated by the board of directors. During the quarter ended December 31, 2005, we repurchased and retired 20,000 shares of Common Stock at a cost of $441,000, or an average market price of $22.05 per share, using available cash. At December 31, 2005, there were 276,867 shares remaining for repurchase under this program.

Research and Development Tax Credit

During the fourth quarter of fiscal 2003, we performed a retrospective research and development tax credit study for fiscal years 1993 through 2003. We recorded the majority of the retrospective tax credit resulting from this study ($1.5 million) in the fourth quarter of fiscal 2003 and the remainder during the first quarter of fiscal 2004. We continue to record research and development tax credits as a component of our current tax provision related to our ongoing performance of qualified research and development.

General

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities for the endovascular products and our biomaterials products. We also will continue the construction of our new facility to support the continued growth of our biomaterials business and the commercialization of the endovascular products. We are marketing and selling the TriActiv System in the U.S. through a direct sales force. Our sales and marketing expenses are expected to increase substantially as we continue to invest in the building of our U.S. sales team and increased marketing efforts toward the success of the endovascular product platform. Although we believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, we may finance our new facility. We also believe our cash and investment balances will be sufficient on a longer term basis, however, that will depend on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development and costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities, including our new facility; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

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

Presented below is a summary of our contractual obligations as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Obligations:
Facility Construction (1)	$11,874,308	$11,874,308	$—	$—	$—
Contractual Commitments for Capital Expenditures (2)	575,579	575,579	—	—	—
Operating Lease Obligations (3):	221,493	221,493	—	—	—

Total	$12,671,380	$12,671,380	$—	$—	$—

(1)	This obligation is related to a facility construction agreement to purchase goods or services that is enforceable and legally binding.

(2)	These obligations consist of open purchase orders for capital items primarily for the transition to the new facility.

(3)	In accordance with Generally Accepted Accounting Principles in the United States (GAAP), these obligations are not recorded on our consolidated balance sheet.

Opportunity Grant

In November 2004, we were awarded a $500,000 opportunity grant from the Department of Community and Economic Development of the Commonwealth of Pennsylvania. This grant was awarded to us for the potential job-creating economic development opportunities created by our construction of our new facility within the state of Pennsylvania. The grant is conditioned upon meeting the following: (1) we will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of our request for the grant, (2) we will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of our facility groundbreaking and (3) we will operate at its new facility for a minimum of 5 years. We received the cash payment of $500,000 in its third fiscal quarter 2005. Revenue will be recognized as earned over the longest period contained within the grant commitment terms (five years from the date of occupancy of our new facility). The date of satisfaction of the last grant commitment, five-year occupancy, will be in December 2010, based on the transition to the new facility in December 2005. As of December 31, 2005 approximately $95,000 of revenue had been recognized related to this grant as a component of Other Income, of which $41,000 was recognized during the fiscal year 2006.

Adoption of SFAS No. 123(R), Share-Based Payment

We offer employee and non-employee directors and outside consultants’ share-based compensation in the form of nonvested common stock and stock options. Share-based compensation is awarded to officers, non-employee directors’ and employees of the Company who contribute to the growth and success of the Company. (See Notes to the financial statements included in the Form 10-Q: Note 10 – Nonvested Stock and Note 12 – Stock Option Plans for more details on these plans). As of July 1, 2005, we were required to adopt the provisions of SFAS No. 123(R) which require us to expense the fair value of share-based compensation.

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

Prior to our adoption of SFAS 123(R), all share-based payments to non-employee outside consultants, as defined under SFAS 123, was based upon the fair market value calculated under the Black-Scholes option pricing model and all nonvested shares and stock options to employees and non-employee directors were accounted for using the intrinsic value method under APB 25. Under this intrinsic value method, compensation cost represented the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee had to pay for the stock. Employee stock options were granted with an exercise price equal to the fair market value of our common stock at the date of grant; therefore, we recorded no compensation expense for employee stock options under APB 25.

In the fourth quarter of fiscal 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $27.35 per share (the share price on the date of acceleration) that were previously awarded to our employees, including its executive officers and directors, under our equity compensation plans. The acceleration of vesting was effective for these stock options outstanding as of May 4, 2005. The purpose of the acceleration was to decrease future recognized compensation expense associated with options upon adoption of SFAS 123(R) (See Note 1 – Accelerated Vesting of Stock Options to the financial statements included in this Form 10-Q).

We expect share-based compensation expense to be approximately $2.4 million for the fiscal year ending June 30, 2006, of which $1.1 million was recorded as compensation expense in the first half of fiscal 2006. As of December 31, 2005, there was an estimated $4.0 million of unrecognized compensation costs related to nonvested shares and an estimated $2.1 million of unrecognized compensation costs related to unvested stock options granted under our two equity compensation plans granted. (See Note 12 to the financial statements included in this Form 10-Q – Stock Option Plans).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions, as they relate to Kensey Nash, our business or our management, are intended to identify forward-looking statements, but they are not the exclusive means of identifying them.

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

Our investment portfolio consists primarily of high quality municipal and U.S. corporate securities with maturities ranging from approximately less than 1 year to 4 years, with one security having a maturity of 11 years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy, which provides guidance on the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At December 31, 2005, our total portfolio consisted of approximately $31.5 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We had no outstanding debt at December 31, 2005.

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

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1A.	Risk Factors.

There are no materials changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2005.

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

•	our ability to obtain regulatory approval of the TriActiv FX System, the ThromCat Thrombectomy Catheter System, the QuickCat Extraction Catheter, or any future generations of our endovascular products;

•	our ability to successfully commercialize the endovascular products in the U.S. and European Union;

•	the completion of additional clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our endovascular products;

•	our ability to scale up the manufacturing of endovascular platform devices to accommodate the respective sales volume;

•	our ability to obtain any additional required funding for future development and marketing of the endovascular platform devices, as well as our biomaterials products;

•	our reliance on three customers for a majority of our sales revenues;

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•	our dependence on our biomaterials customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community;

•	our dependence on key customers, vendors and personnel;

•	the use of hazardous materials, which could expose us to future environmental liabilities;

•	the international market risks that can harm future international sales of our products;

•	our ability to expand our management systems and controls to support anticipated growth;

•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	our ability to transition to our new manufacturing facility in order to meet our customers’ requirements;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

•	risks related to our industry, including potential for litigation, product liability claims, ability to obtain reimbursement for our products and our products’ exposure to extensive government regulation; and

•	adherence and compliance with corporate governance laws, regulations and other obligations affecting our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of our equity securities during October, November, and December 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1-31, 2005	—	$—	—	296,867
November 1-30, 2005	10,000	22.04	10,000	286,867
December 1-31, 2005	10,000	22.05	10,000	276,867

Total	20,000	$22.05	20,000	276,867

On March 16, 2005, we announced publicly that our board of directors had reinstated a program to repurchase issued and outstanding shares of our Common Stock. This plan was to expire on September 30, 2005, but it has been extended indefinitely until terminated by the board of directors. The reinstated plan calls for the repurchase of up to 400,000 shares.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2006 Annual Meeting of Stockholders was held on December 7, 2005. At the Annual Meeting, the Company’s stockholders (i) elected Douglas G. Evans, P.E., Walter R. Maupay, Jr., and C. McCollister Evarts, M.D. as Class I Directors to the Company’s board of directors, and (ii) ratified the appointment by the Company’s board of directors of Deloitte & Touche LLP as the independent auditors of the Company’s financial statements for the fiscal year ending June 30, 2006. The following summarizes the voting results for such actions:

	Number of Votes For	Number of Votes Withheld	Number of Votes Against	Abstentions	Broker Non-Votes
Election of Class III Directors:

Douglas G. Evans, P.E.	10,046,727	621,640	—	—	—

Walter R. Maupay, Jr.	10,165,476	502,891	—	—	—

C. McCollister Evarts, M.D.	10,164,073	504,294	—	—	—

Ratification of the Appointment of Deloitte & Touche LLP	10,377,192	—	290,335	840	—

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: February 9, 2006	By:	/s/ Wendy F. DiCicco, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer (Principal Financial and Accounting Officer)