Form 10-Q
period 2006-03-31
KENSEY NASH CORP
filed 2006-05-10
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006

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

As of April 30, 2006, there were 11,556,213 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	June 30, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,346,544	$4,171,913
Investments	22,319,031	40,717,522
Trade receivables, net of allowance for doubtful accounts of $7,804 and $8,697 at March 31, 2006 and June 30, 2005, respectively	5,953,734	7,863,940
Royalties receivable	5,645,250	5,520,356
Other receivables (including approximately $54,000 and $102,000 at March 31, 2006 and June 30, 2005, respectively, due from employees)	1,214,455	1,073,884
Inventory	7,614,648	5,657,791
Deferred tax asset, current portion	1,739,696	656,047
Prepaid expenses and other	1,481,870	3,568,141

Total current assets	51,315,228	69,229,594

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	3,263,869
Building	23,580,779	—
Leasehold improvements	2,271,595	9,829,592
Machinery, furniture and equipment	27,351,759	22,514,785
Construction in progress - new facility	14,582,226	19,281,491
Construction in progress	1,031,594	783,542

Total property, plant and equipment	73,701,544	55,673,279
Accumulated depreciation	(14,785,150)	(17,065,638)

Net property, plant and equipment	58,916,394	38,607,641

OTHER ASSETS:
Deferred tax asset, non-current portion	—	37,347
Acquired patents and proprietary rights, net of accumulated amortization of $3,031,334 and $2,430,783 at March 31, 2006 and June 30, 2005, respectively	3,940,032	4,515,583
Goodwill	3,284,303	3,284,303

Total other assets	7,224,335	7,837,233

TOTAL	$117,455,957	$115,674,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,256,932	$5,352,712
Accrued expenses (See Note 5)	4,097,158	5,458,718
Deferred revenue	195,827	271,681

Total current liabilities	8,549,917	11,083,111

DEFERRED REVENUE, NON-CURRENT	653,098	738,719
DEFERRED TAX LIABILITY, NON-CURRENT	695,862	—

Total liabilities	9,898,877	11,821,830

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at March 31, 2006 and June 30, 2005	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,489,584 and 11,414,607 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	11,490	11,415
Capital in excess of par value	77,600,850	74,832,658
Retained earnings	30,131,627	29,082,604
Accumulated other comprehensive loss	(186,887)	(74,039)

Total stockholders’ equity	107,557,080	103,852,638

TOTAL	$117,455,957	$115,674,468

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
REVENUES:
Net sales	$9,963,727	$9,365,150	$25,424,448	$29,664,812
Research and development	—	—	—	253,292
Royalty income	5,711,798	5,425,668	16,604,214	15,170,825

Total revenues	15,675,525	14,790,818	42,028,662	45,088,929

OPERATING COSTS AND EXPENSES:
Cost of products sold	4,545,175	3,856,404	14,586,672	12,206,764
Research and development	4,635,501	3,636,957	14,499,053	11,755,406
Selling, general and administrative	4,301,450	3,101,907	12,445,351	8,365,363

Total operating costs and expenses	13,482,126	10,595,268	41,531,076	32,327,533

INCOME FROM OPERATIONS	2,193,399	4,195,550	497,586	12,761,396

OTHER INCOME/(EXPENSE):
Interest income	236,353	319,282	817,581	932,984
Interest expense	(13,405)	—	(17,657)	(4,559)
Other income	21,107	33,791	64,005	66,408

Total other income - net	244,055	353,073	863,929	994,833

INCOME BEFORE INCOME TAX	2,437,454	4,548,623	1,361,515	13,756,229

Income tax expense	(649,820)	(1,364,587)	(312,492)	(4,126,869)

NET INCOME	$1,787,634	$3,184,036	$1,049,023	$9,629,360

BASIC EARNINGS PER SHARE	$0.16	$0.28	$0.09	$0.84

DILUTED EARNINGS PER SHARE	$0.15	$0.26	$0.09	$0.79

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,477,601	11,377,587	11,470,282	11,421,073

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,263,183	12,199,697	12,287,701	12,218,812

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE, JUNE 30, 2004	11,511,806	$11,512	$78,497,472	$16,151,233	$(235,989)		$94,424,228
Exercise of stock options	196,067	196	2,515,270				2,515,466
Stock repurchase (See Note 7)	(303,000)	(303)	(7,886,162)				(7,886,465)
Tax benefit from exercise of stock options			1,094,466				1,094,466
Employee stock-based compensation	9,734	10	611,612				611,622
Net income				12,931,371		$12,931,371	12,931,371
Foreign currency translation adjustment					14,347	14,347	14,347
Change in unrealized gain on investments (net of tax)					147,603	147,603	147,603

Comprehensive income						$13,093,321

BALANCE, JUNE 30, 2005	11,414,607	$11,415	$74,832,658	$29,082,604	$(74,039)		$103,852,638

Exercise/issuance of:
Stock options	82,559	83	1,331,079				1,331,162
Nonvested stock awards	20,434	20	(20)				—
Exchange of nonvested shares for taxes	(8,016)	(8)	(206,837)				(206,845)
Stock repurchase (See Note 7)	(20,000)	(20)	(441,689)				(441,709)
Tax benefit from exercise/issuance of:
Stock options			382,795				382,795
Nonvested stock awards			(13,996)				(13,996)
Employee stock-based compensation:
Stock options			702,323				702,323
Nonvested stock awards			1,014,537				1,014,537
Net Income				1,049,023		$1,049,023	1,049,023
Foreign currency translation adjustment					8,489	8,489	8,489
Change in unrealized loss on investments (net of tax)					(121,337)	(121,337)	(121,337)

Comprehensive income						$936,175

BALANCE, MARCH 31, 2006 (Unaudited)	11,489,584	$11,490	$77,600,850	$30,131,627	$(186,887)		$107,557,080

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$1,049,023		$9,629,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,451,569		4,118,373
Employee stock-based compensation (See Note 1):
Stock options (See Note 12)	702,323		—
Nonvested stock awards (See Note 10)	1,014,537		508,162
Tax benefit from exercise/issuance of:
Stock options	382,795		405,268
Nonvested stock awards	(13,996)		—
Excess tax benefits from share-based payment arrangements	(203,868)		—
Exchange of nonvested shares for taxes	(206,845)		—
Loss on retirement of property, plant and equipment	1,497
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	1,646,867		(4,014,371)
Deferred tax asset	(1,046,302)		875,613
Prepaid expenses and other current assets	2,030,017		(1,201,888)
Inventory	(1,956,857)		(1,435,085)
Accounts payable and accrued expenses	(6,390,455)		(779,051)
Deferred revenue	(75,854)		(9,533)
Deferred tax liability, non-current	695,862		676,674
Deferred revenue, non-current	(85,621)		385,135

Net cash provided by operating activities	4,994,692		9,158,656

INVESTING ACTIVITIES:
Purchase of land for new facility	(1,619,722)		(3,263,869)
Cash paid for additions to property, plant and equipment	(21,288,855)		(10,642,874)
Purchase of proprietary rights	—		(2,850,000)
Sale of investments	20,500,000		22,330,000
Purchase of investments	(2,511,368)		(19,525,569)

Net cash used in investing activities	(4,919,945)		(13,952,312)

FINANCING ACTIVITIES:
Repayments of long term debt	—		(219,147)
Stock repurchase	(441,709)		(6,872,703)
Excess tax benefits from share-based payment arrangements	203,868		—
Proceeds from exercise of stock options	1,331,162		782,194

Net cash provided by/(used in) financing activities	1,093,321		(6,309,656)

EFFECT OF EXCHANGE RATE ON CASH	6,563		15,634
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,174,631		(11,087,678)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,171,913		14,615,633

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,346,544		$3,527,955

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,656		$4,559

Cash paid for income taxes	$114,138		$3,771,567

Retirement of fully depreciated property, plant and equipment	$8,811,406	$

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2006, condensed consolidated statements of operations for the three and nine months ended March 31, 2006 and 2005, condensed consolidated statement of stockholders’ equity for the nine months ended March 31, 2006 and condensed consolidated statements of cash flows for the nine months ended March 31, 2006 and 2005 of Kensey Nash Corporation (the Company) have not been audited by the Company’s independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2006 and June 30, 2005, results of operations for the three and nine months ended March 31, 2006 and 2005, stockholders’ equity for the nine months ended March 31, 2006 and for the year ended June 30, 2005 and cash flows for the nine months ended March 31, 2006 and 2005 have been made.

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of operating results for the full year.

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

Investments

Investments at March 31, 2006 consisted primarily of high quality municipal and U.S. corporate obligations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets. The Company’s entire investment portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Comprehensive Income) and realized gains and losses in other income.

The following disclosures are provided in accordance with the Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), for securities that are impaired at the balance sheet date but for which an other than temporary impairment has not been recognized in these financial statements.

The following is a summary of available-for-sale securities at March 31, 2006 and June 30, 2005:

	March 31, 2006
Description	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss
Municipal Obligations	$19,686,970	$12,358	$(264,688)	$19,434,640
U.S. Corporate Obligations	3,108,447	—	(224,056)	2,884,391

Total Investments	$22,795,417	$12,358	$(488,744)	$22,319,031

	June 30, 2005
Description	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss
Municipal Obligations	$31,972,820	$31,417	$(128,559)	$31,875,678
U.S. Government Agency Obligations	5,971,714	—	(4,054)	5,967,660
U.S. Corporate Obligations	3,065,528	—	(191,344)	2,874,184

Total Investments	$41,010,062	$31,417	$(323,957)	$40,717,522

The majority of the investments listed above have maturities ranging from less than one year to four years. In addition, the Company has one security with a maturity of approximately 10 years.

The investment securities shown below currently have fair values less than their amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At March 31, 2006, there were approximately 32 out of 35 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment by category, at March 31, 2006 were as follows:

	Loss < 12 months		Loss > 12 months		Total
Description	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$3,081,467	$(37,527)	$14,920,393	$(227,161)	$18,001,860	$(264,688)
U.S. Corporate Obligations	—	—	2,884,391	(224,056)	2,884,391	(224,056)

Total Investments	$3,081,467	$(37,527)	$17,804,784	$(451,217)	$20,886,251	$(488,744)

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

Construction of New Facility

The Company’s new facility is located approximately two miles from the previous and current leased facilities in Exton, Pennsylvania. The new building site will consolidate all U.S. operations, research and development, and administrative areas in a 202,000 square foot facility and thus provide for the

Company’s future growth and continued expansion. The construction plan has three phases. Phase one consisted of land, a building shell of 162,000 square feet and a fit out of 105,000 square feet for the manufacturing and quality assurance operations. This phase was completed in December 2005 at an approximate cost of $27.3 million. The remaining building shell of 40,000 square feet and additional fit out of approximately 70,000 square feet are expected to be completed by June 2006 or shortly thereafter (phases two and three). The additional cost of phases two and three is expected to be approximately $21 million in the aggregate, including the purchase of additional land required to complete the expansion. In January 2006, the Company purchased this additional parcel of land at the existing site for $1.3 million. The total cost of the project will be approximately $48 million. While to date the Company has financed all construction of this building from available cash on hand and the sale of liquid investments, the Company is considering mortgage alternatives to replenish its available cash balances.

Associated with management’s April 30, 2005 finalization of the plan for transition of its operations to the new facility, the Company is recording acceleration of depreciation charges related to the assets to be abandoned at the time of transition. The total net book value of assets to be abandoned was $4.9 million at April 30, 2005, of which an acceleration of depreciation charge of $813,000 was recorded in the quarter ended June 30, 2005. A charge of $3.8 million was recorded during the nine months ended March 31, 2006. The Company will record the remaining depreciation of $324,000 in the fourth quarter of fiscal 2006. In addition, moving costs associated with the transition to the new facility, totaling $330,000, were incurred during the Company’s second and third quarters of fiscal 2006. The Company expects to incur total moving costs of approximately $500,000, including approximately $140,000 to $190,000 during the fourth fiscal quarter of 2006, for a total cost during fiscal 2006 of $4.6 million of transition costs; $4.1 million of accelerated depreciation and $500,000 of moving costs.

Export Sales

There were $84,037 and $159,137 in export sales from the Company’s U.S. operations to unaffiliated customers in Europe and Asia in the three and nine months ended March 31, 2006, respectively. Export sales for the three and nine months ended March 31, 2005 were $234,189 and $518,305, respectively.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101). Accordingly, sales revenue is recognized when the related product is shipped. All products are shipped freight-on-board shipping point. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including discounts. The Company manufactures medical products specifically to customer specifications for the majority of its customers, which are subject to return only for failure to meet customer specifications. The Company had sales returns allowances and discounts of $3,249 for the three months ended March 31, 2006. For the nine months ended March 31, 2006, the Company reduced sales returns allowances by $22,653 for previously estimated product returns that did not occur and recorded discounts of $4,114 for a net effect of $(18,539). In the three and nine months ended March 31, 2005, there were sales returns allowances and discounts of $1,500 and $108,862, respectively.

Research and Development Revenue

Revenue under research and development contracts is recognized as the related expenses are incurred. All revenues recorded on this line item are derived from government programs under which the U.S. government funds the research of high risk, enabling technologies. The program reflected in the statement of operations for the nine months ended March 31, 2005 was an award for the research of a synthetic vascular graft, which concluded in September 2004.

Royalty Income

The Company recognizes substantially all of its royalty revenue at the end of each month, in accordance with its agreements with St. Jude Medical, Inc. (St. Jude Medical) and Orthovita, Inc. (Orthovita), when the Company is advised by the respective party of the net total end-user product sales dollars for the month. Royalty payments from both parties are generally received, as specified by contract, within 45 days of the end of each calendar quarter.

The Company receives a 6% royalty on every Angio-SealTM unit sold by St. Jude Medical under the license agreement. As of March 31, 2006 approximately 7.2 million cumulative Angio-Seal units had been sold.

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

Income Taxes

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109) (See Note 8).

Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options included in the diluted computation when their effect is dilutive. Options to purchase shares of our Common Stock which were outstanding for the three and nine months ended March 31, 2006 and 2005, but were not included in the computation of diluted EPS due to their antidilutive effect are shown in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Number of Options	714,997	259,911	649,421	226,431

Option Price Range	$22.90 - $34.36	$31.60 - $34.36	$22.90 - $34.36	$30.03 - $34.36

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

The Company’s policy has been to grant employee stock options with an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant, therefore recording no compensation expense under APB 25. Prior to the adoption of SFAS No. 123(R) Share-Based Payment (FAS 123(R)),

the Company had expensed all share-based payments to non-employee outside consultants, as defined under SFAS 123, based upon the fair market value of such grants and all nonvested shares granted using the intrinsic value method under APB 25.

On December 16, 2004, the Financial Accounting Standards Board (FASB) finalized SFAS 123(R), which amends SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employee directors) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an Employee Stock Ownership Plan (ESOP)) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement was effective as of the first annual reporting period beginning after June 15, 2005, or the Company’s fiscal quarter ended September 30, 2005.

Effective July 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and nonvested stock awards (referred to in previous SEC filings as restricted stock awards or restricted shares, see below). Accordingly, the adoption of SFAS 123(R)’s fair value method resulted in compensation costs for the Company’s two equity compensation plans. The compensation cost that was charged against income as a result of adoption of SFAS 123(R) for those plans was $649,320 and $1,716,860 for the three and nine month periods ended March 31, 2006, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $220,769 and $583,732 for the three and nine month periods ended March 31, 2006, respectively.

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

In March 2005, the U.S. Securities and Exchange Commission (SEC) issued SAB No. 107 (SAB 107), Share-Based Payment, which expressed views of the SEC staff regarding the application of Statement 123(R). In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R). Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard to periods beginning after June 15, 2005, or the Company’s fiscal quarter ended September 30, 2005.

Prior to the adoption of SFAS 123(R), had compensation costs for the Company’s equity compensation plans been determined based on the fair market value of the stock options and the nonvested stock, consistent with the provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148), the Company’s net income and earnings per share for the three and nine months ended March 31, 2005 would have been reduced to the pro forma amounts below:

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005

Net income, as reported	$3,184,036	$9,629,360
Add back fair market value expense:
Non-employee option grants (1)	14,140	42,420
Add back intrinsic value expense:
Nonvested stock grants (2)	133,327	462,816
Deduct fair market value expense:
Non-employee option grants (1)	(14,140)	(42,420)
Nonvested stock grants (3)	(133,327)	(462,816)
Employee stock options (3)	(692,642)	(1,990,474)

Pro forma net income	$2,491,394	$7,638,886

Earnings per share:
Basic - as reported	$0.28	$0.84

Basic - pro forma	$0.22	$0.67

Diluted - as reported	$0.26	$0.79

Diluted - pro forma	$0.20	$0.62

(1)	Amounts represent compensation expense determined under the fair market value method included in reported net income, net of related tax effect.
(2)	Amounts represent compensation expense determined under the intrinsic value method included in reported net income, net of related tax effects.
(3)	Amounts represent compensation expense if it had been determined under fair market value based method for all awards, net of related tax effects.

Accelerated Vesting of Stock Options

On April 27, 2005, the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $27.35 per share (the share price on the date of acceleration) that were previously awarded to the Company’s employees, including its executive officers and other management, under its equity compensation plans. The acceleration of vesting was effective for these stock options outstanding as of May 4, 2005. Options to purchase 547,815 shares of Common Stock (of which options to purchase 431,000 shares were held by executive officers and other management) or 47% of the shares underlying the Company’s outstanding unvested options were subject to the acceleration. We anticipate that the stock option acceleration will not have an immediate dilutive effect on our earnings per share as the majority of the employee group has a historical expected option term of approximately 6 years. Compensation expense that would have been recorded over a weighted average period of 2.12 years after the adoption of SFAS 123(R) absent the accelerated vesting, was approximately $5.2 million, or $3.7 million net of related tax effects, of which $4.2 million, or $3.0 million net of related tax effects, was related to stock options held by executive officers and directors. The purpose of the acceleration was to enable the Company to decrease future recognized compensation expense associated with options upon adoption of SFAS 123(R).

Comprehensive Income

The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive loss is shown in the condensed consolidated statements of stockholders’ equity at March 31, 2006 and June 30, 2005, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments. The tax benefit (expense) of other comprehensive income for the nine months ended March 31, 2006 and for the fiscal year ended June 30, 2005 was $62,507 and $(76,038), respectively.

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

There were no changes to the net carrying amount of goodwill at March 31, 2006 from June 30, 2005. The Company completed its initial required goodwill impairment test under SFAS 142 in the first quarter of fiscal 2002. The most recent tests in fiscal 2005, 2004 and 2003 indicated that goodwill was not impaired.

Patents and Proprietary Rights

The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company’s inability to measure the recoverability of these costs when incurred. The entire cost of acquired patents and proprietary rights is being amortized over the remaining period of economic benefit, ranging from 3 to 14 years at March 31, 2006 (See Note 3). The gross carrying amount of such patents and proprietary rights at March 31, 2006 was $6,971,366 with accumulated amortization of $3,031,334. Amortization expense on these patents and proprietary rights was $200,392 and $600,551 for the three and nine month periods ended March 31, 2006, respectively. Amortization expense on the Company’s acquired patents and proprietary rights is estimated at $800,943 for the year ending June 30, 2006, $801,568 for each of the years ending June 30, 2007, 2008 and 2009 and $324,376 for the year ending June 30, 2010.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in Accounting Research Bulletin No. 43 (ARB 43), Chapter 4, Inventory Pricing. Paragraph 5 of ARB 43, Chapter 4, previously stated “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or the Company’s fiscal quarter ended September 30, 2005. The Company’s adoption of SFAS 151 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment to Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005, or the Company’s fiscal quarter ended September 30, 2005. The Company’s adoption of SFAS 153 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued two FASB staff positions (FSP): FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004 (FSP 109-1); and FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on an enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS 109. FSP 109-1 and 109-2 were effective upon issuance in December 2004. The Company’s adoption of FSP 109-1 and 109-2 did not have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005, or the Company’s fiscal year ending June 30, 2006. Retrospective application for interim financial information is permitted but not required. Management does not expect adoption of FIN 47 to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 supersedes APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Generally, the provisions of SFAS 154 are similar to the provisions of both Opinion 20 and Statement 3. However, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. Recognition of the cumulative effect of a voluntary change in accounting principle in net earnings in the period of change would only be permitted if retrospective application to prior periods’ financial statements is impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005, or the Company’s fiscal year ending June 30, 2006. Management does not expect adoption of SFAS 154 to have a material impact on the Company’s financial position or results of operations.

Note 2 — Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	March 31, 2006	June 30, 2005
Raw materials	$5,704,760	$4,216,895
Work in process	1,213,700	776,166
Finished goods	729,699	749,638

Gross inventory	7,648,159	5,742,699
Provision for inventory obsolescence	(33,511)	(84,908)

Inventory	$7,614,648	$5,657,791

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

The costs of the Patent Acquisition Agreement and the THM Patents are being amortized over the remaining periods of economic benefit, ranging from 3 to 11 years as of March 31, 2006. The gross carrying amount of such patents at March 31, 2006 was $4,096,366 with accumulated amortization of $2,146,038. Amortization expense on these patents was $65,757 and $197,269 for the three and nine-month periods ended March 31, 2006, respectively, and was included within research and development expense. Amortization expense on the Company’s acquired patents is estimated at $263,026 for each of the fiscal years ending June 30, 2006 through 2009 and $262,500 for the fiscal year ending June 30, 2010.

The Assignment Agreement

In August 2004, the Company acquired the intellectual property rights of a third party, an inventor of the Vitoss technology (the Inventor), for $2,600,000 under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company received all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company receives a royalty from Orthovita on the sale of all Orthovita products containing the Vitoss technology, up to a total royalty to be received of $4,035,782. As of March 31, 2006, the Company recognized royalty income of $947,722 under the Assignment Agreement and $3,088,060 was yet to be received. The entire cost of these proprietary rights is being amortized over the 60-month period in which the Company anticipates receiving the economic benefit in relation to the proprietary rights. Amortization expense on these proprietary rights was $130,000 and $390,000 for the three and nine month periods ended March 31, 2006, respectively, and was included within selling, general and administrative expense. Amortization expense on these proprietary rights is estimated at $520,000 for each of the fiscal years ending June 30, 2006 through 2009 and $43,334 for the fiscal year ending June 30, 2010.

The Technology Purchase Agreement

In March 2005, the Company entered into an agreement to acquire patents and other proprietary rights from a pair of inventors (the Technology Purchase Agreement). The intellectual property and processing information acquired under the Technology Purchase Agreement is complementary to and broadens the Company’s existing biomaterials intellectual property and materials processing knowledge platform. Under the Technology Purchase Agreement, the Company paid $250,000 for the patents and proprietary rights upon execution of the agreement and is obligated to pay certain milestone payments and royalties upon achievement of certain product development and commercial launch goals for products that incorporate the acquired patent technology. The initial $250,000 purchase price will be amortized over the remaining period of economic benefit of the acquired patents, estimated at approximately 14 years as of March 31, 2006. The gross carrying amount of the acquired technology at March 31, 2006 was $250,000. Amortization expense on the acquired technology was $4,011 and $12,032 for the three and nine month periods ending March 31, 2006, respectively, and was included within research and development expense. Amortization expense on the acquired technology is currently estimated at $16,043 for each of the fiscal years ending June 30, 2006 through 2010.

Note 4 — Strategic Alliance Agreements

St. Jude Medical, Inc.

The Company has a strategic alliance with St. Jude Medical which incorporates United States and foreign license agreements (together, the License Agreements) and a Component Supply Contract (the Supply Contract).

The License Agreements – Under the License Agreements, St. Jude Medical has exclusive worldwide rights to manufacture and market all current and future sizes of the Angio-SealTM vascular closure device (the Angio-Seal). Also under the License Agreements, the Company receives royalty payments based upon a percentage of the revenues generated from the sale of the Angio-Seal.

The Supply Contract - On June 15, 2005, the Company executed a new supply contract with St. Jude Medical. The contract, which was effective June 30, 2005 and will expire in December 2010, makes the Company the exclusive supplier of 100% of St. Jude Medical’s requirements for the collagen component of all current and future versions of the Angio-Seal, as well as 30% of St. Jude Medical’s bioresorbable polymer anchor requirements for the Angio-Seal over the term of the agreement. Although St. Jude Medical has historically purchased 100% of its previous collagen requirements from the Company, their contractual obligation under the previous collagen supply agreement was only for 50% of such requirements. In addition, the two companies had only an informal verbal agreement under which the Company provided St. Jude Medical with approximately 20% of its annual anchor component requirements. This new contract supercedes the previous collagen supply agreement and provides for a five and one-half year term compared to the previous contract’s three-year term.

In addition to future revenue derived from the component sales, the Company received a $1 million origination fee upon agreement signing in consideration of the company’s required investment, including prior development efforts, to provide the collagen components specified in the contract. The Company recognized $543,000 of this $1 million during the period ended June 30, 2005 related to research and development work already performed. The remaining $457,000 has been recorded as deferred revenue with a remaining balance of $311,545 as of March 31, 2006 and is being recorded as revenue over the remaining period of the contract. Under the agreement, the Company will commercialize new proprietary collagen technologies through incorporation into the Angio-Seal Device. The contract also provides St. Jude Medical with access to the Company’s new closed herd collagen sources.

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

Note 5 — Accrued Expenses

As of March 31, 2006 and June 30, 2005, accrued expenses consisted of the following:

	March 31, 2006	June 30, 2005
Accrued payroll and related compensation	$980,020	$1,364,278
Accrued new facility costs	2,208,818	3,371,665
Other	908,320	722,775

Total	$4,097,158	$5,458,718

Note 6 — Consulting Contracts

From time to time, the Company grants options to purchase shares of Common Stock to physicians pursuant to work performed under consulting agreements.

The Company calculated the fair value of these non-employee options at the time of grant, in accordance with SFAS 123, as $375,550 and $11,378 for the October 2002 and July 2003 grants, respectively, using the Black-Scholes option-pricing model. These amounts were recorded as prepaid consulting expense and increases to additional paid in capital in the quarters ended December 31, 2002 and September 30, 2003, respectively. The prepaid expense is being amortized to research and development expense over the terms of the agreements. Accordingly, $18,778 and $56,333 was recorded as a component of research and development expense for the three and nine months ended March 31, 2006, respectively. For the three and nine month periods ended March 31, 2005, the expense recorded was $20,200 and $60,600, respectively.

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

On March 16, 2005, the Company announced a new program under which an additional 400,000 issued and outstanding shares of the Company’s Common Stock were approved for repurchase by the Board of Directors. As of June 30, 2005, the Company had repurchased and retired 103,133 shares of Common Stock under this new program at a cost of approximately $2.7 million, or an average market price of $26.58 per share, using available cash. At June 30, 2005, there were 296,867 shares remaining for repurchase under this program. This plan was scheduled to expire on September 30, 2005, but it has been extended indefinitely until terminated by the Company’s board of directors. During the quarter ended December 31, 2005, the Company repurchased and retired 20,000 shares of Common Stock at a cost of $441,000, or an average market price of $22.05 per share, using available cash. At March 31, 2006, there were 276,867 shares remaining for repurchase under this program. There were no repurchases of stock for the three months ended March 31, 2005.

Note 8 — Income Taxes

As of March 31, 2006, the Company had net operating loss (NOL) carryforwards for state tax purposes totaling $20.0 million, which will expire by the end of its fiscal year 2024. In addition, the Company had a foreign NOL of $313,000 at March 31, 2006, which will not expire.

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

Note 9— Retirement Plan

The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three and nine months ended March 31, 2006 were $116,730 and $307,755, respectively. In the three and nine months ended March 31, 2005, employer contributions were $96,208 and $256,128, respectively.

Note 10 — Nonvested Stock

The Company may provide nonvested stock grants under its stockholder approved Employee Incentive Compensation Plan. During fiscal years 2004 and 2005, the Company granted shares of nonvested Common Stock to the non-employee members of the Board of Directors and to executive officers. In addition, as part of a shift in focus of the Company’s equity compensation program from stock options to nonvested stock, the Company granted shares of nonvested Common Stock to other management of the Company during the nine months ended March 31, 2006.

Shares granted to non-employee members of the Board of Directors prior to December of 2005 vested in three equal annual installments contingent upon the Company’s achievement of certain earnings-per-share targets, Company Common Stock price targets and continued service of the board member on each anniversary of the date of grant. Beginning with the December 2005 nonvested stock grants, all grants awarded to non-employee members of the Board of Directors were no longer subject to the achievement of certain earnings per share targets and Company Common Stock price targets; all other attributes of the grants will remain the same as described above. Previously awarded nonvested stock grants will remain subject to the original provisions that were in effect at the time of grant.

The shares granted to executive officers and other management vest in three equal annual installments based solely on continued employment with the Company. Unvested shares are forfeited upon termination of service on the Board of Directors or employment, as applicable. The Company made the following grants to non-employee, directors, executive officers and other management during the nine months ended March 31, 2006 and 2005:

	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005
Shares granted:
Non-employee Directors	13,000	12,000
Executive officers	67,547	55,500
Other Management	26,000	—

Total shares granted	106,547	67,500

Fair value on the date of grant	$3,131,792	$1,915,060

The fair value disclosed above is based upon the closing price of the Company’s common stock on the date of grant.

Compensation expense related to all nonvested stock grants is being recorded over the three-year vesting period of these grants. Compensation expense related to the shares issued to the members of the Board of Directors is recorded as a component of selling, general and administrative expense. Compensation expense related to executive officer and other management shares is recorded as a component of either cost of goods sold, selling, general and administrative expense or research and development expense, dependent on which executive officer or other management team member received the shares. For the three and nine months ended March 31, 2006, the Company recognized expense of $385,626 and $1,014,537, respectively, related to nonvested stock awards. In the three and nine months ended March 31, 2005, nonvested stock award expense was $190,467 and $661,167, respectively.

As of March 31, 2006, there was an estimated $3,538,711 of unrecognized compensation costs related to nonvested stock awards granted under the Company’s two equity compensation plans. That cost is expected to be recognized over a weighted average period of 2.18 years.

Following is a summary of nonvested stock transactions for the nine months ended March 31, 2006.

	Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2005	64,549	27.76
Granted:
Non-employee Directors	13,000	23.45
Executive officers & management	93,547	30.22
Issued:
Non-employee Directors	(1,932)	23.97
Executive officers & management	(18,502)	26.13
Cancelled:
Non-employee Directors	(5,940)	28.72
Executive officers & management	(500)	30.40

Balance March 31, 2006	144,222	29.18

Note 11— Opportunity Grant

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania. This grant was awarded to the Company for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant is conditioned upon the following: (1) the Company will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company will operate at its new facility for a minimum of 5 years. The Company received the cash payment of $500,000 in its third quarter of fiscal 2005. Revenue will be recognized as earned over the longest period contained within the grant commitment term (five years from the date of occupancy of the Company’s new facility). The date of satisfaction of the last grant commitment, five-year occupancy, will be in December 2010, based on the transition to the new facility in December 2005. Included as a component of Other Income, revenue recognized related to this grant for the three and nine months ended March 31, 2006 was $20,270 and $60,811, respectively. Opportunity grant revenue was $34,000 for both the three and nine months ended March 31, 2005. Revenue from this opportunity grant is estimated at $81,081 for each of the years ending June 30, 2006 through 2010.

Note 12 — Stock Option Plans

The Company has an Employee Incentive Compensation Plan (the Employee Plan), a flexible plan that provides the Compensation Committee of the Board of Directors (the Committee) with broad discretion to award eligible participants with stock-based and performance-related incentives as the Committee deems appropriate. The persons eligible to participate in the Employee Plan are officers, non-employee directors’ and employees of the Company who, in the opinion of the Committee, contribute to the growth and success of the Company.

The Committee oversees the Employee Plan and may grant nonqualified stock options, incentive stock options, nonvested stock (see Note 10) or a combination thereof to the participants. As of March 31, 2006, awards under the Employee Plan consisted of stock options and nonvested stock. As of March 31, 2006, the total number of shares authorized for issuance under the Employee Plan was 4,050,000, of which options to purchase a total of 2,261,101 shares of the Company’s Common Stock at a weighted average exercise price of $17.55 were outstanding, 144,222 nonvested stock awards were outstanding, options to purchase a total of 1,589,904 shares of the Company’s Common Stock had previously been exercised/issued, and 54,773 shares remained available for new awards under the Employee Plan. Options granted provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than the closing price of the stock on the date of grant.

The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). The Directors’ Plan grants nonqualified stock options for the purchase of Common Stock to directors who are not employees. As of March 31, 2006 a total of 410,000 shares were authorized for issuance under the Directors’ Plan of which options to purchase a total of 349,500 shares of the Company’s Common Stock at a weighted average exercise price of $19.93 were outstanding, and options to purchase a total of 60,500 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. As a result, zero shares remained available for new awards under the Directors’ Plan. Awards previously granted under the Board of Directors plan are now granted under the Employee Plan.

Each non-employee director receives an initial grant of options to purchase 5,000 shares of Common Stock upon their appointment to the Board of Directors, exercisable at the fair market value of such shares on the date of grant. In consideration of their service on the Board of Directors, on the date of each annual meeting of the stockholders of the Company, each non-employee director who is elected, re-elected, or continues to serve as a director because his term has not expired, receives an option to purchase 7,500 shares of Common Stock, exercisable at the fair market value of such shares on the date of grant. In addition, each non-employee director who serves on a committee, as of the date of the annual meeting, receives an additional option to purchase 1,500 shares of Common Stock, exercisable at the fair market value of such shares on the date of grant. Each committee member is only entitled to a single such option to purchase 1,500 shares even if he serves on multiple committees. The Chairman of the Board receives one-and-one-half times the standard non-employee director awards for continuation of service (options to purchase 11,250 shares of Common Stock); he does not receive any additional shares for serving on committees. In addition, additional grants of options may be made, from time to time, as determined by the Compensation Committee.

Under both plans, options are exercisable over a maximum term of ten years from the date of grant and vest over periods of zero to three years from the grant date.

A summary of the stock option (see Note 10 above for nonvested stock activity) activity under both plans for the nine months ended March 31, 2006, is as follows:

	Employee Plan		Directors’ Plan
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Balance at June 30, 2005	2,195,958	16.85	341,000	19.50
Granted	158,750	28.08	19,500	23.45
Cancelled	(22,048)	26.81	—	—
Exercised	(71,559)	16.62	(11,000)	12.91

Balance at March 31, 2006	2,261,101	17.55	349,500	19.93

Exercisable portion	2,082,468	16.70	312,000	19.60

Available for future grant	54,773		—

Weighted-average fair value of options granted during the nine months ended March 31,
2005	$11.37		$13.13

2006	$11.86		$9.71

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

	Nine Months Ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility
Employee Plan	35%	35%
Directors’ Plan	35%	35%
Risk-free interest rate
Employee Plan	4.17%	3.70%
Directors’ Plan	4.40%	3.78%
Expected lives:
Employee Plan	6.17	6.01
Directors’ Plan	5.83	6.07

The following table summarizes significant option groups outstanding at March 31, 2006 and related weighted average exercise price and remaining contractual life information as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number at March 31, 2006	Remaining Contractual Life	Wghtd Avg Exercise Price	Number at March 31, 2006	Wghtd Avg Exercise Price
$7.625 - $13.250	876,101	3.32	$10.15	876,101	$10.15
$13.375 - $21.000	909,540	5.49	15.24	909,540	15.24
$21.930 - $34.360	824,960	8.54	28.95	608,827	29.77

	2,610,601			2,394,468

Compensation expense related to stock options is recorded as a component of either cost of goods sold, selling, general and administrative expense or research and development expense, dependent on the employee receiving the stock options. For the three and nine months ended March 31, 2006, the Company recognized expense of $263,694 and $702,323 related to stock options. As of March 31, 2006, there was $1,961,589 of unrecognized compensation costs related to unvested stock options granted under the two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.23 years.

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

Overview

Kensey Nash Corporation is a leading medical technology company providing innovative solutions and technologies for a wide range of medical procedures. We have expanded over the years from vascular closure technology and today provide an extensive range of products into multiple medical markets, primarily in the endovascular, sports medicine and spine markets. We were the inventor and original developer of the Angio-Seal™ Vascular Closure Device (Angio-Seal), a device designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. As pioneers in the field of absorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. Our biomaterials products are sold by other companies pursuant to numerous agreements. The Company has recently created an endovascular division to launch its novel TriActiv® Embolic Protection System (the TriActiv System), a device designed to prevent debris from traveling downstream when a stent is placed in treating diseased coronary saphenous vein bypass grafts. Kensey Nash is bringing several versions of the device to market, including the TriActiv FX® (the TriActiv FX System) and TriActiv® ProGuard™ (the ProGuard System) Systems. In addition, the Company recently received U.S. Food and Drug Administration (FDA) clearance for two thrombus removal devices, the ThromCat™ Thrombectomy System (the ThromCat device) and QuickCat™ Extraction Catheter (the QuickCat device). The QuickCat device was launched at the end of the March quarter and the ThromCat device will be launched within the next 90 days. We continue to develop additional applications of our technologies, including devices with and without embolic protection, as part of our direct marketing strategy.

Our initial success was with the Angio-Seal, which we invented, developed and subsequently licensed. St. Jude Medical acquired the worldwide license to the Angio-Seal device in March of 1999. St. Jude Medical has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal. The Angio-Seal was commercialized in the U.S. in 1996 and is currently the leading product in the vascular closure device market. The vascular closure market is estimated to be a potential $1 billion annual worldwide market with current penetration of approximately 45% to 50%. We receive a 6% royalty on all end-user Angio-Seal sales. The royalty rate decreased to 6% from 9%, as specified in the license agreement, in April 2004 upon the achievement of four million cumulative Angio-Seal units sold. In addition to royalties received, we exclusively manufacture one of the key absorbable components of the Angio-Seal, the collagen plug, and also manufacture a portion of the polymer anchors for St. Jude Medical under a supply contract that expires in 2010. As of March 31, 2006, 7.2 million Angio-Seal units had been sold in the marketplace.

Our Angio-Seal licensing agreement with St. Jude Medical continues for the life of our most recently issued Angio-Seal applicable patent, which was issued in July 2000 with an expiration date in 2017. While cardiovascular disease treatment market trends and techniques may change over the next several years, including the further development and commercialization of non-invasive diagnostic imaging techniques, we believe the current methodology for diagnostic cardiovascular catheterizations will remain the standard of care for the short- and mid-term. In addition, we believe the penetration of vascular closure devices in conjunction with cardiovascular catheterizations will continue to grow and the Angio-Seal device will continue to play a major role in the vascular closure market, resulting in continued growth of our Angio-Seal related revenues.

We have leveraged our knowledge gained during the development process of the absorbable biomaterials components of the Angio-Seal device, the polymer anchor and the collagen plug, as a springboard into the application of absorbable biomaterials into multiple medical markets. Our extensive experience and knowledge with these biomaterials has enabled us to become experts in the design, development, manufacture and processing of proprietary biomaterials products. We have since applied this expertise into the fields of orthopaedics (including sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. While we do not sell any biomaterials products directly to end users, we have several strategic partnerships and alliances through which our biomaterials products are developed and marketed. We recognize both sales and royalty income, depending on the product, related to our biomaterials products. We intend to continue to leverage our proprietary knowledge and expertise in each of these markets to develop new products and technologies and to explore additional applications and partnerships for both our new and existing products.

In the endovascular markets, we have developed the TriActiv System, a device designed to provide embolic protection during the treatment of diseased vessels, with an initial application in diseased coronary saphenous vein grafts (SVG) (the use of the saphenous vein, a vein in the leg, as a bypass to a native coronary artery). The TriActiv system is a balloon embolic protection device in a market addressed by both balloon and filter devices. While both approaches have pros and cons, we believe the unique design of the TriActiv device as a system offering three key features - an embolic protection balloon, a flush catheter and an active, controlled extraction system - offers the most complete and effective solution for embolic protection. The original TriActiv System was commercially launched in Europe in May 2002 using a direct sales force in Germany and distributors throughout the rest of Europe. In the United States, the TriActiv device was launched in April 2005, following the March 2005 receipt of FDA clearance, through our newly created endovascular direct sales force and marketing team. The sales team currently includes 31 employees in the U.S., including sales representatives, clinical sales support specialists and management team members. The TriActiv FX® device, our second generation device, was designed to improve ease of use, reduce procedure times and improve clinical outcomes. This device was launched in Europe in April 2005. We have completed enrollment in the U.S. clinical trial for the TriActiv FX device, the ASPIRE (Angioplasty in SVGs with Post Intervention Removal of Embolic Debris) Clinical Study, and in January 2006 we submitted an application to the FDA for 510(k) clearance. A U.S. commercial launch of the TriActiv FX device is expected by the end of our fiscal 2006. We cannot give any assurances as to regulatory approval for the TriActiv FX System or for future applications in the U.S. or in Europe.

While the TriActiv and the TriActiv FX devices both address the diseased SVG market, new and future generations of the endovascular platform have been designed, or are in development to address, additional clinical applications and markets. We have just completed enrollment in a clinical study of the third generation TriActiv System, which incorporates Local Flush and eXtraction (LFX™) technology designed for use in branched arteries, such as those of the carotid blood vessels, the ProGuard System. The ProGuard System incorporates three features designed to reduce the incidence of embolic stroke during carotid stenting procedures – a balloon protection guidewire, a flush catheter, and an automated extraction system to remove debris. The system can be used and has been studied in combination with any approved stent in the marketplace. This pilot study, which was completed in April of 2006, enrolled 50 patients at five sites in the U.S. and Europe. The data from the study will be used to submit an Investigational Device Exemption (IDE) to the FDA to begin a larger, 300 to 400 patient pivotal study in pursuit of U.S. marketing clearance of the ProGuard System for the treatment of carotid artery disease. In addition, the data from the study will support a CE Mark application for use of the ProGuard System during carotid stenting procedures in Europe. We anticipate approval in Europe by December 2006. In addition to embolic protection devices, new products include thrombus removal devices designed to remove thrombi and emboli from vessels of the arterial system. These devices are the ThromCat device, a fully disposable, easy-to-use mechanical device, designed to remove moderate to heavy burdens of clot from the vasculature, and the QuickCat device, a simple syringe-based clot removal system designed for the removal of soft thrombus. In March 2006, we received FDA clearance to market the QuickCat device and commercially launched the device at the end of the third fiscal quarter. In late April 2006, we received FDA clearance to market the ThromCat device with an initial indication for use in AV grafts and fistulas. We expect to launch the device within the next 90 days. Other short-term future applications are expected to include the treatment of diseased lower extremities and, longer term, potentially native coronary arteries as well as acute myocardial infarction (AMI) (a heart attack).

Since we have little experience with our new direct sales and marketing efforts on the TriActiv System in the U.S., it is difficult to forecast expected sales with accuracy.

New Facility

As a result of the growth we have experienced over the past several years in our overall business, as well as our plans for the future growth and new additions to our product portfolio, we believed our current leased facilities would not support the near and long-term facility requirements for manufacturing and continued development. We started the construction of a new facility in Exton, Pennsylvania in August 2004 and expect the completion of construction and complete transition of our entire operation by June 30, 2006 or shortly thereafter. The new facility incorporates a 202,000 square foot shell and 175,000 square feet of interior fit-out and is being completed in three phases. In addition to capital expenditures and other expenses related to the construction of the new facility (see below), the Company also incurred the facility transition charges including acceleration of depreciation and the incurrence of moving costs. (See “Liquidity and Capital Resources” below and Note 1 to the financial statements included in this Form 10-Q).

Equity Compensation Expense

As described below within the “Critical Accounting Policies” section below, on July 1, 2005 we began reporting expense associated with all forms of equity compensation granted by the Company, which today includes stock options and shares of nonvested stock. The charges related to equity compensation are allocated amongst all expense components dependent on the departments of the employees receiving the equity compensation.

As Reported Statement of Operations Expense Line Items with Reconciliation to Exclude Accelerated Depreciation and Equity Compensation Expense.

The following table shows the three operating expense line items included in our Statement of Operations for the nine month period ended March 31, 2006, the amount of the item as reported under GAAP, the amount of the accelerated depreciation and equity compensation charges included within each category and the amount of the item as adjusted to exclude the acceleration of depreciation charges and the equity compensation expense:

Expense Category	As Reported Nine Months Ended 3/31/06	Facility Transition Charges	Equity Compensation Expense	Adjusted Total Expense Nine Months Ended 3/31/06
Cost of Products Sold	$14,586,672	$(2,220,881)	$(125,882)	$12,239,909
Research & Development	14,499,053	(1,318,369)	(618,872)	12,561,812
Selling, General & Administrative	12,445,351	(589,335)	(972,104)	10,883,912

Total	$41,531,076	$(4,128,585)	$(1,716,858)	$35,685,633

Revenues.

Our revenues consist of three components: net sales, research and development revenue and royalty income.

Net Sales. Net sales are comprised of sales of absorbable biomaterials products and our endovascular products.

Biomaterials. In the year of our IPO, fiscal 1996, our biomaterials sales were comprised entirely of the absorbable collagen and polymer components of the Angio-Seal device supplied to our strategic alliance partner. Since that time, we have experienced significant sales growth in our biomaterials products as we have expanded our customer base and marketing activities, increased sales to existing customers and assisted customers in the development of new product offerings.

The biomaterials component of net sales, which comprised 97% of total net sales for the nine months ended March 31, 2006, represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics (sports medicine and spine), cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The two most significant components of our biomaterials sales are our orthopaedic product sales and cardiology product sales, primarily the absorbable components of the Angio-Seal device supplied to St. Jude Medical. Our orthopaedic product sales consist primarily of sales to Arthrex, a privately held orthopaedics company for which we manufacture a wide array of sports medicine products, and Orthovita, a publicly held orthopaedic biomaterials company with which we have a partnership for products primarily for the spine. We began working with Arthrex in fiscal 1998 and have since provided Arthrex with many varied sports medicine products for commercial distribution. We began our partnership with Orthovita in 2003 and during fiscal 2004, sold our first bone grafting and spine products to Orthovita, the Vitoss Foam STRIPS and CYLINDERS, and in fiscal 2005, began providing additional product lines for Orthovita (Vitoss scaffold Foam SHAPES and PACK). We are Orthovita’s exclusive supplier of co-developed Vitoss Foam products. For the Angio-Seal device, we supply the absorbable collagen plug and polymer anchor and have done so in some capacity since the product’s commercial introduction in 1995. Below is a table showing the trends in our Angio-Seal component and orthopaedic sales for the nine months ended March 31, 2006 and March 31, 2005 as a percentage of our total biomaterials sales:

	Nine months ended
Sales of:	March 31, 2006	March 31, 2005
Angio-Seal Components	40%	39%
Orthopaedic Products	53%	56%

Product mix varies on a quarter-by-quarter basis. In the nine months ended March 31, 2006, Angio-Seal component sales increased as a percentage of sales, although actual Angio-Seal component sales in the nine months ended March 31, 2006 decreased 15% from the same period of the prior fiscal year. Sales of the collagen plug component decreased 8% to $8.4 million for the nine months ended March 31, 2006 as compared to $9.1 million in the nine months ended March 31, 2005, due to order timing. The absorbable polymer anchor component decreased 43% to $1.4 million for the nine months ended March 31, 2006 as compared to $2.4 million for the nine months ended March 31, 2005. This decrease was due to exceptionally large orders of the anchor component during our second and third fiscal quarters of 2005 related to our support of the start-up manufacture of a new anchor style. Although there is sometimes seasonality related to our product sales, due to our new Supply Agreement with St. Jude Medical, which was effective on June 30, 2005, we believe that these fluctuations from period to period will become more consistent with the changes in St. Jude Medical Angio-Seal end-user sales. Under the new Supply Agreement, St. Jude Medical is required to purchase 100% of its Angio-Seal collagen plug requirements and at least 30% of its polymer anchor requirements from us. Prior to this agreement, St. Jude was transitioning the manufacturing of the polymer anchor component in house, and we were an informal secondary supplier. Fluctuations in component supply levels are typically related to order timing and do not reflect a decline in Angio-Seal end-user sales, which increased 6% in the first nine months of fiscal 2006 from the comparable prior year period.

The future of this portion of our biomaterials sales is dependent upon the continued success of the Angio-Seal device in the estimated $1 billion annual worldwide vascular closure market, in which penetration is currently estimated at 45% to 50%. Today we estimate that the Angio-Seal device has approximately 60% to 65% of this market, based on Angio-Seal end-user sales in excess of $246 million for the nine months ended March 31, 2006. The Angio-Seal market share may be impacted by future competition in this market or new technologies introduced to address diagnostic or therapeutic treatment of diseased coronary arteries.

We experienced a decrease in sales to Orthovita, which also affected a decrease in our orthopaedic products sales as a percentage of total biomaterials sales. Orthovita sales decreased $3.7 million, or 62%, from the first nine months of fiscal 2005 to the comparable period of fiscal 2006. This decline was a result of product launch quantities ordered for the Vitoss Foam FLOW and Vitoss Foam SHAPES product lines in the quarters ended March 31, June 30 and September 30, 2004. Orthovita continues to work through inventory purchased in conjunction with these product launches and has also restructured its ordering patterns associated with new product launches which have resulted in decreased order quantities during fiscal 2006. Despite the decline in our product sales to Orthovita, its end user Vitoss Foam sales were up 44% and 48% in the three and nine months ended March 31, 2006, respectively, over the prior year comparable periods. In addition, while sales for the nine months were down year-over-year, sales to Orthovita increased 86% in the quarter ended March 31, 2006 over the quarter ended December 31, 2005, indicating strength of new products as well as a reduction in inventories remaining at Orthovita. We are currently working to expand our biomaterials customer and product base by initiating new partnerships within the medical device industry. We shipped a total of $1.1 million of bone grafting products to two such new customers for use in the orthopaedics market during the third quarter. We also continue to work with our current customers on the expansion of current product lines. With a combination of new partnerships, product launches from new and existing customers, our new supply agreement with St. Jude Medical, and normalized ordering patterns from existing customers, we expect sales to increase in the second half of fiscal 2006 over current sales levels.

Our net sales in the orthopaedic portion of our business is dependent on several factors, including the success of our current partners in sports medicine and spine, the continued acceptance of biomaterials-based products in these two markets, as well as expanded future acceptance, and our ability to offer new products or technologies and attract new partners in these markets.

Endovascular. Our initial endovascular offering, the TriActiv System, is a platform technology used for protection from embolization during treatment of diseased saphenous vein grafts (SVG), with future applications for the treatment of carotid artery disease. A second endovascular platform includes thrombus removal products. Both embolic protection and thrombus removal are relatively new technologies and are still subject to full acceptance by the medical community, particularly for future applications. We plan to market these products through our new direct sales and marketing group in the U.S.

United States. In the U.S., we launched the TriActiv System in April 2005 after receiving FDA clearance in March 2005, through our newly formed direct sales force. We will continue to build this sales team as required to address the market demands for the product and to service existing accounts. Our total U.S. sales of endovascular products were $529,000 for the nine months ended March 31, 2006, including sales of the TriActiv System as well as of the QuickCat device, for which we received FDA clearance on March 10, 2006 and launched shortly thereafter. We received FDA clearance for the ThromCat device in April 2006 and await marketing clearance for the TriActiv FX System, our second-generation embolic protection device for use in SVGs, based on a submission made in January 2006. The TriActiv FX System incorporates several important ease-of-use design enhancements including an integrated, fully disposable flush and extraction system, a new balloon inflator that simplifies catheter exchanges during the procedure, and a new flush catheter design to enhance device usage and reduce procedure time. We anticipate receipt of FDA clearance and launch of the TriActiv FX System by the end of the fourth quarter of fiscal 2006 and launch of the ThromCat device shortly thereafter.

While we continue to be optimistic about the TriActiv FX device and believe that it will improve our penetration in the SVG market, current trends in the U.S. indicate that interventional procedures in SVGs may be substantially lower than industry analysts’ or the Company’s estimates previously indicated. Due to these uncertainties in the SVG market and the anticipated launch of new products, the timing of which is difficult to determine because of reliance on FDA timelines, we have limited visibility regarding endovascular sales of both this SVG product as well as our thrombus removal products for the remainder of fiscal 2006 and beyond.

Europe and Asia. In Europe, the original TriActiv System was commercially launched in May 2002 and the TriActiv FX System was commercially launched in April 2005. Most recently, the ProGuard System was commercially launched in February 2006. We are selling direct in Germany and via distributors throughout the rest of Europe and in India. We have distributor agreements for sales in Ireland, Switzerland, Austria, Italy, the Netherlands, and the United Kingdom. In addition, in April 2005 we initiated a distribution agreement in India, our first agreement in Asia. We are in the process of identifying distributors for additional markets in Europe and Asia. Endovascular sales in Europe were

$218,000 for the first nine months of fiscal year 2006, including sales of the TriActiv FX and ProGuard devices for use in SVGs. We believe that the recent launch of the ProGuard System for SVGs, offering improvements in ease-of-use, will increase our penetration in the SVG market going forward. We also believe future additions to our endovascular product platform, including carotid artery embolic protection and thrombus removal applications, will improve our total sales in the European community.

Worldwide. Endovascular product sales were approximately 3% of our net sales for the nine months ended March 31, 2006 and were less than 1% of our net sales for the nine months ended March 31, 2005. We anticipate sales of endovsacular products will become a more significant component of net sales as we increase our sales of the products in the U.S. market, gain new customers in the European and Asian markets and introduce new products in both the U.S. and Europe.

Research and Development Revenue. No research and development revenue was generated in the three or nine months ended March 31, 2006. In the nine months ended March 31, 2005 research and development revenue was derived from a $1.9 million National Institute of Standards and Technology (NIST) grant received in October 2001. Under this grant we were researching a synthetic vascular graft, utilizing our proprietary porous tissue matrix (PTM) technology. This project concluded in September 2004. We have no remaining grant revenue and do not expect to earn any grant revenue in fiscal 2006.

Royalty Income. Our royalty income primarily consists of royalties received from St. Jude Medical, related to the Angio-Seal product, and from Orthovita, related to the Vitoss family of products.

Angio-Seal. Royalties from St. Jude Medical are earned on Angio-Seal worldwide net sales. We anticipate sales of the Angio-Seal device will grow in fiscal 2006 over the prior fiscal year, with forecasted continued procedure growth and as St. Jude Medical continues to expand its sales and marketing efforts and launch new generations of the product, such as the VIP product launched in March 2006. Under our License Agreement with St. Jude Medical, there was a final contractual decrease in the royalty rate, to 6% from 9%, upon reaching four million cumulative units sold. This final rate reduction occurred in April 2004. Unit sales of the Angio-Seal device increased 10% in the nine months ended March 31, 2006 from the comparable period in fiscal 2005. We expect that royalty income from the Angio-Seal device will continue to be a significant source of revenue for the foreseeable future.

Vitoss Foam and Vitoss. Under our March 2003 agreement with Orthovita to co-develop and commercialize the Vitoss Foam products, we receive a royalty on Orthovita’s end-user sales of all such Vitoss Foam products. In addition, in August 2004 we acquired the proprietary rights of a third party, an inventor of the Vitoss technology (the Inventor), for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, the Company receives an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology up to a total royalty to be received of $4.0 million, with $3.1 million remaining at March 31, 2006.

We received our first royalty under these agreements in the third quarter of fiscal 2004, when Orthovita launched its initial bone grafting and spinal product lines, Vitoss Scaffold Foam STRIPS and CYLINDERS. Royalty income from Orthovita has increased since that time as Orthovita has launched three additional product lines, Vitoss Scaffold Foam FLOW, SHAPES and PACK in June 2004 and October 2004 and May 2005, respectively. We believe the unique technology associated with the Vitoss Foam products and the growing spine market will result in the Orthovita component of our royalty income becoming more significant over the next fiscal year and beyond. Royalty income received from Orthovita in our first nine months of fiscal 2006 was $2.1 million.

Expenses.

Cost of Products Sold. Our quarterly gross margin on sales has been in a range of 55% to 63% for the past three fiscal years, and is very dependent on sales volume and product mix. The decrease in our sales volume from prior periods contributed significantly to a decline in our gross margin for the nine-month period ended March 31, 2006 from the same period a year earlier (see further discussion below in the Results of Operations section).

However, we saw an increase in gross margin related to increased sales volume in the quarter ended March 31, 2006 over the quarter ended December 31, 2005 and we expect gross margins to continue to increase in the fourth quarter of fiscal 2006, with continued increase in sales volumes. Despite this sequential increase and expected further increase in the fourth quarter, we anticipate our fiscal year 2006 overall margin will be impacted by initial low margins on the endovascular product lines, associated with low volumes and start-up inefficiencies. Our engineering teams are working on process improvements and automation on the endovascular products and we anticipate endovascular margins will improve during fiscal 2007.

Research and Development Expenses. Research and development expense consists of expenses incurred for the development of our proprietary technologies, such as the endovascular products, absorbable and nonabsorbable biomaterials products and technologies and other development programs. A major component of our research and development expense has been our endovascular products clinical study expenses. In March 2005 we began enrollment in a U.S. clinical trial registry, the ASPIRE (Angioplasty in SVGs with Post Intervention Removal of Embolic Debris) Clinical Study, utilizing the TriActiv FX System. We announced the completion of enrollment in November 2005. In January 2006, we submitted a 510(k) application to the FDA and anticipate the receipt of FDA clearance during the fourth quarter of fiscal 2006. The ASPIRE study was a multi-center, prospective registry, designed to support regulatory clearance of the TriActiv FX System in the U.S. for a saphenous vein graft (SVG) indication. The study enrolled 113 patients at 20 sites in the U.S. and Europe. The clinical data produced from the study showed a 3.2% MACE (Major Adverse Cardiac Event) rate during the treatment of diseased SVGs. We believe that the 3.2% rate is the lowest recorded to date from a sizable multi-center study of the SVG population.

In November 2005, we began enrollment in a pilot study on the ProGuard System for carotid stenting procedures. This system incorporates Local Flush and eXtraction (LFX™) technology designed for use in branched arteries, such as those of the carotid blood vessels and incorporates three features designed to reduce the incidence of embolic stroke during carotid stenting procedures – a balloon protection guidewire, a flush catheter, and an automated extraction system to remove debris. The system is designed to be used and is being studied in this clinical trial in combination with any approved stent on the marketplace through clinical trials. Enrollment in the study has been completed and included 50 patients at five sites in the U.S. and Europe. The data from the study will be used to submit an Investigational Device Exemption (IDE) to the FDA to begin a larger, 300 to 400 patient pivotal study in pursuit of U.S. marketing clearance of the ProGuard System for the treatment of carotid artery disease. In addition, the data from the study will support a CE Mark application for use of the ProGuard System during carotid stenting procedures in Europe. We anticipate approval in Europe by December 2006.

During the fourth quarter of fiscal 2006 we anticipate beginning enrollment in two studies for additional applications of the ThromCat product, a U.S. study supporting an application in the lower peripheral arteries and a European study supporting an application in the native coronary arteries.

We cannot give any assurances as to regulatory approval for the TriActiv FX System, the ProGuard System or for any other future applications in the U.S. or in Europe.

Clinical efforts in pursuit of FDA and European community clearance and continuing development of future generations of the TriActiv System, new endovascular products, as well as our continued development of proprietary biomaterials products and technologies, require significant research and development expenditures. We anticipate research and development expense, including additional clinical trials, will increase as we pursue commercialization of future generations of our endovascular products in the U.S., as well as our other technologies, including the continued development of proprietary biomaterials technologies.

Research and development expenses were 30% of total revenues for the nine months ended March 31, 2006, excluding the facility transition and equity compensation charges (34% including these two items), compared to 26% of total revenue for the nine months ended March 31, 2005. We believe research and development expenditures will increase in absolute dollars in the last quarter of fiscal 2006 over the prior year fourth quarter; however, we believe that they will decrease as a percentage of total revenue.

Selling, General and Administrative. Selling, general and administrative expenses include the costs of our finance, information technologies, human resource and business development departments, as well as costs related to the sales and marketing of our products.

Sales and marketing expenses in the U.S. and in Europe relate to the direct commercialization efforts for our endovascular products. We have an endovascular sales and marketing team in both the U.S. and at our European subsidiary, Kensey Nash Europe GmbH. These teams are selling the product directly in the U.S. and German markets, and, in Europe the team supports our distributor relationships outside of Germany in the rest of Europe and in Asia.

Our sales and marketing expenses increased throughout the first nine months of fiscal 2006. These increases relate primarily to costs of the marketing and sale of our endovascular products in the U.S., especially since April 2005 when we commercially launched the TriActiv product in the U.S. The continuing expense increases include the costs associated with building and maintaining the endovascular direct sales force as well as strategic marketing campaigns for the endovascular devices in the U.S., including greater presence at major trade conferences and product launch materials. We anticipate sales and marketing expenses will continue to increase substantially in the remainder of fiscal 2006 as we continue our sales and marketing efforts of our new endovascular products, both in the U.S. and in Europe. We are also continuing to expand our marketing efforts for our biomaterials business.

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

Accounting for Stock-Based Compensation. Through the end of fiscal 2005, we accounted for stock-based compensation costs under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148), which permitted (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We accounted for our stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represented the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee had to pay for the stock. Our policy is to grant stock options with exercise prices to the fair market value of our common stock at the date of grant. Therefore prior to fiscal 2006, we did not recognize any compensation expense for options granted to employees. Options granted to non-employees, as defined under SFAS 123, (as amended by SFAS 148) and EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, were recorded as compensation expense over the contractual service period using the fair market value method in accordance with SFAS 123, which required using the Black-Scholes option pricing model to determine the fair market value of the option at the original grant date. We granted options to non-employee, outside consultants during fiscal 2003 and 2004, but not in fiscal 2005. See Note 6 to the financial statements included in this Form 10-Q for information regarding options granted to non-employee outside consultants in July 2003 and October 2002. We accounted for nonvested shares to non-employee members of the Board of Directors and executive officers using the intrinsic value method in accordance with APB 25. We granted nonvested shares to members of the Board of Directors and executive officers during fiscal 2004 and 2005. See Note 10 to the Condensed Consolidated Financial Statements included in the Form 10-Q for nonvested stock awards made to the non-employee members of the Board of Directors and to executive officers of the Company.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), which amends SFAS 123 and APB 25 and requires that the cost of share-based payment transactions (including those with both employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement was effective for us as of the first interim period beginning after June 15, 2005, our first quarter of fiscal 2006.

Effective July 1, 2005, we adopted the provisions of SFAS 123(R) using the modified prospective approach and now account for share-based compensation applying the fair value method for expensing stock options and nonvested stock awards. Accordingly, the adoption of SFAS 123(R)’s fair value method resulted in compensation costs related to the Company’s equity compensation plans.

Stock Options. Stock options granted to employee and non-employee members of our Board of Directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is calculated under the Black-Scholes option-pricing model. See Note 12 to the financial statements included in this Form 10-Q for additional information.

Nonvested Shares. All nonvested shares granted to executive officers, management and non-employee members of our Board of Directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is based upon the closing price of our common stock on the date of grant. See Note 10 to the financial statements included in this Form 10-Q for a discussion of nonvested stock awards granted to the non-employee members of our board of directors, our executive officers and certain of our other management. We have implemented a practice of granting nonvested shares to the members of our board of directors as well as to our executive officers, as permitted under our stock option plans, as a component of board and executive officer compensation arrangements. In response to growing industry concerns related to the effect of expensing stock options, we diversified our compensation arrangements to reduce the number of total equity shares granted to board members, executive officers and management team. The compensation arrangements now include the granting of nonvested shares as well as, for executive officers and other management team members, a greater component of incentive cash compensation, with a lesser emphasis on options. The first nonvested shares were granted to our board of directors in December 2003, the first nonvested shares to executive officers were granted in July of 2004 and the first nonvested shares to other management were granted in September 2005.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined using a combination of factors intended to ensure that our trade receivables balances are not overstated due to uncollectibility. We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, significant one-time events and historical experience with each customer. Also, we record additional reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to specific customers change, our estimates of the recoverability of receivables would be adjusted. We believe our allowance at March 31, 2006 was sufficient to cover all existing accounts receivable.

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

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

The following table summarizes our operating results for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and includes expense line items as reported, including charges related to the facility transition and equity compensation expenses.

	Three Months Ended				% Change Prior Period to Current Period
($ millions)	March 31, 2006	% of Total Revenues	March 31, 2005	% of Total Revenues
REVENUES:
Total Revenues	$15.7		$14.8		6%

Net Sales	$10.0	64%	$9.4	63%	6%
Royalty Income	$5.7	36%	$5.4	37%	5%

EXPENSES:
Cost of Products Sold	$4.5	29%	$3.9	26%	18%
Research & Development Expense	$4.6	30%	$3.6	25%	27%
Selling, General & Administrative Expense	$4.3	27%	$3.1	21%	39%

INTEREST INCOME	$0.2	2%	$0.3	2%	(26)%

NET INCOME	$1.8		$3.2		(44)%

Equity compensation expense of $649,000 was recorded in the three month period ended March 31, 2006, related to the adoption of SFAS 123(R), and allocated amongst all income statement expense line items therefore skewing the comparison of results for the prior period to this current period. While this expense will continue to be recorded as a component of our operating results in all future periods, we will provide this adjusted information at least through the remainder of fiscal 2006, the period for which the year over year comparisons will be impacted.

The facility transition charges in the three months ended March 31, 2006 include an acceleration of depreciation charge of $454,000 and moving costs of $59,000. These charges were recorded related to the Company’s move to its new facility, occurring throughout fiscal 2006. The recording of the total anticipated acceleration of depreciation charge of $4.9 million began in May 2005 and will continue through June 2006. Moving costs began in our second fiscal quarter 2006 as we transitioned the manufacturing and quality departments, as well as a few administrative departments, to our new facility. Moving costs will continue through the remainder of fiscal 2006 as we transition the remaining employees, machinery and furniture, and are estimated at approximately $500,000 for the entire fiscal year 2006.

As additional information and to more clearly present comparative data for the three month periods ended March 31, 2006 and 2005, the following table presents the operating expense portion of our results without the charges for the facility transition charges and equity compensation under SFAS 123(R) for the three months ended March 31, 2006 (as reconciled in the chart contained in the Overview section above). This information is provided to supplement our consolidated financial statements presented in accordance with Generally Accepted Accounting Principles (GAAP) and to enhance the user’s overall understanding of our current versus historical financial performance and our prospects for the future. We believe this information is useful to both management and investors because it excludes the facility transition charges that we believe are not indicative of our core operating results and equity compensation expense that exists in only the latter period presented. We will continue to present our results in this manner for as long as these charges appear in one period presented but not in the comparable period. Both of these non-GAAP measures are non-cash charges and will have no impact on the cash flows of the Company. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with GAAP.

Operating Expense Line Items as Adjusted.

	Three Months Ended				% Change Prior Period to Current Period
($ millions)	March 31, 2006	% of Total Revenues	March 31, 2005	% of Total Revenues
EXPENSES:
Cost of Products Sold	$4.2	27%	$3.9	26%	10%
Research & Development Expense	$4.2	27%	$3.6	25%	16%
Selling, General & Administrative Expense	$3.9	25%	$3.1	21%	25%

Total Revenues and Net Sales. Total revenues increased 6% to $15.7 million in the three months ended March 31, 2006 from $14.8 million in the three months ended March 31, 2005.

Net sales of products increased 6% to $10.0 million for the three months ended March 31, 2006 compared to net sales of $9.4 million for the three months ended March 31, 2005. We had a 15% decrease in our cardiology product sales which was offset by a 13% increase in our orthopaedic product sales.

Cardiology Product Sales. Cardiology sales are comprised of cardiology biomaterial sales and our endovascular sales in the U.S. and in Europe. Cardiology biomaterial sales decreased by 19% to $3.3 million from $4.1 million for the three months ended March 31, 2006 and 2005, respectively. This decrease related to sales of the polymer anchor component of the Angio-Seal product to St. Jude Medical, which decreased $215,000, or 29% over the prior year comparable period and a decrease in sales of the collagen plug component of the Angio-Seal device, which decreased $389,000, or 12% over the prior year comparable period. Prior year sales were impacted by exceptionally large orders related to our support of the start-up manufacture of a new anchor style. We believe future sales of our polymer anchor component will become more consistent and will vary only with St. Jude Medical’s end user sales of the Angio-Seal under the new supply agreement with St. Jude Medical, which calls for us to supply them with a minimum of 30% of their Angio-Seal anchor components, an improvement over previous informal commitments to purchase 15% to 20% of such requirements. End-user sales of the Angio-Seal device increased 6% in the three months ended March 31, 2006 from the comparable prior year period. The decrease in cardiology biomaterial sales was partially offset by a 407% increase in endovascular device sales. U.S. endovascular sales were $130,000 for the quarter ended March 31, 2006 compared to $0 for the quarter ended March 31, 2005. U.S. endovascular sales include sales of the TriActiv device which was launched in March 2005 and the QuickCat device which launched in mid March 2006. Endovascular sales in Europe were $74,000 in the three months ended March 31, 2006, an increase of 79% over the prior year comparable period. European sales include sales of the new TriActiv FX System, which launched in late March 2005 and the ProGuard device which launched in March 2006. Endovascular sales for the three months ended March 31, 2006 were approximately 2% of total sales.

Orthopaedic Product Sales. Orthopaedic sales increased 13% to $5.6 million in the three months ended March 31, 2006 from $4.9 million for the three months ended March 31, 2005. This increase was primarily the result of a $900,000 increase in sales of spine products. Despite a decrease in sales of Vitoss Foam bone graft substrate products to Orthovita, our sales of spine products increased due to $1.1 million in sales to two new customers. Sales to Orthovita declined 11% to $1.2 million in the three months ended March 31, 2006, compared to $1.4 million in the same period a year earlier. This decline was anticipated and primarily the result of Orthovita Vitoss FoamTM product launches for which a large volume of products was shipped to Orthovita and, for some products, continues to flow through the distribution channels. The year-over-year decline in sales of products to Orthovita was not reflective of their end-user sales, which grew 44% in the three months ended March 31, 2006 over the prior year period and are expected to continue to grow throughout the remainder of fiscal 2006. Offsetting the increase in sales of spine products was a 7% decrease in sales of sports medicine products. Arthrex sales decreased $200,000 to $3.1 million in the quarter ended March 31, 2006 from $3.3 million in the quarter ended March 31, 2005.

Royalty Income. Royalty income increased 5% to $5.7 million from $5.4 million in the three months ended March 31, 2006 and 2005, respectively.

St. Jude Medical Angio-Seal royalty income increased 2%, or $81,000 to $4.9 million during the three months ended March 31, 2006 over the three months ended March 31, 2005. Units sold increased 6% in the third quarter of fiscal 2006 from the comparable prior year period. We believe that the increase in units was due to St. Jude Medical’s continued sales and marketing efforts, which are resulting in continued strong market share and overall increased adoption of vascular closure devices in the market. In addition, St. Jude launched a new version of the Angio-Seal device, the VIP device, at the end of the March 2006 quarter. St. Jude Medical’s market share is estimated at 60% to 65% and worldwide market penetration of vascular closure devices is estimated at approximately 45% to 50%.

Additionally, there was an increase of 36% in royalties from Orthovita in the three months ended March 31, 2006 over the same period of the prior year. Total royalty income from Orthovita was approximately $777,000 for the third quarter of fiscal 2006 compared to $572,000 in the third quarter of fiscal 2005. End-user sales of our co-developed Vitoss Foam products increased 44% in our third quarter of fiscal 2006 compared to the prior year comparable quarter.

Expenses. As noted above, for the three month period ending March 31, 2006, each of the following expense categories included charges related to our facility transition and equity compensation expense related to the adoption of SFAS 123(R). To present comparative information between the three month periods ended March 31, 2006 and 2005 in as clear a manner as possible, we have included tables to show the expense line item results as adjusted per the table above as well as excluded such charges when presenting comparative narrative in all operating expense sections below.

Cost of Products Sold.

Total Cost of Products Sold Expense and Margin Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported Three Months Ended 3/31/06	Adjusted Three Months Ended 3/31/06	Reported Three Months Ended 3/31/05	% Change - Reported Prior Period to Adjusted Current Period
Cost of products sold	$4,545,175	$4,230,752	$3,856,404	10%

Gross Margin	54%	58%	59%	(2)%

Adjusted cost of products sold increased 10% to $4.2 million in the three months ended March 31, 2006 from $3.9 million in the three months ended March 31, 2005, on a net sales increase of 6%. Adjusted gross margin on sales decreased to 58% in the three months ended March 31, 2006 compared to 59% in the three months ended March 31, 2005. The unfavorable trend in increase in cost of products sold versus increase in sales related primarily to product mix as sales of the endovascular products have significantly lower margins than our biomaterials products, specifically at such low volumes and related to new product launches.

Research and Development Expenses.

Total Research and Development Expense Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported Three Months Ended 3/31/06	Adjusted Three Months Ended 3/31/06	Reported Three Months Ended 3/31/05	% Change Reported Prior Period to Adjusted Current Period
Research & Development	$4,635,501	$4,224,369	$3,636,957	16%

% of Revenue	30%	27%	25%	8%

Adjusted research and development expenses increased to $4.2 million in the three months ended March 31, 2006 compared to $3.6 million in the three months ended March 31, 2005. Biomaterials and other proprietary technologies spending increased to $1.7 million, excluding $154,000 in charges for facility transition charges and equity compensation, for the three months ended March 31, 2006 compared to $1.6 million for the three months ended March 31, 2005. The primary cause of this increase was an increase in personnel costs of $120,000. Research and development expenses related to the endovascular devices increased $461,000 to $2.5 million in the three months ended March 31, 2006 from $2.1 million in the three months ended March 31, 2005, excluding $257,000 in charges for facility transition charges and equity compensation. Expense increases related primarily to an increase of clinical trial costs of $238,000 and an increase in design and development costs of $124,000. Clinical trial and design expenses supported the growth in the development efforts on future generations of the TriActiv system and other endovascular devices. There was also an increase in personnel costs of $75,000, as well as an increase in professional fees of $36,000. Overall, we expect research and development expenses to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense.

Total Selling, General and Administrative Expense Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported Three Months Ended 3/31/06	Adjusted Three Months Ended 3/31/06	Reported Three Months Ended 3/31/05	% Change Reported Prior Period to Adjusted Current Period
Selling, general & administrative expense	$4,301,450	$3,865,339	$3,101,907	25%

% of Revenue	27%	25%	21%	19%

Adjusted selling, general and administrative expense increased 25%, or $800,000, to $3.9 million in the three months ended March 31, 2006 from $3.1 million in the three months ended March 31, 2005. This increase was due to adjusted sales and marketing expenses, which increased to $2.4 million from $1.6 million in the three months ended March 31, 2006 and 2005, respectively. This increase was primarily the result of our U.S. sales and marketing expenses, which increased $944,000 to $1.9 million in the three months ended March 31, 2006 from $980,000 in the three months ended March 31, 2005. Personnel and travel expenses increased $690,000 relating to the hiring and support of the endovascular direct sales force and clinical sales support staff. In addition, there was an increase of $175,000 in marketing expenses and professional fees, including conventions, launch costs and advertising related to strategic marketing campaigns for the endovascular product lines in the U.S. as well as a $71,000 increase in office costs related to increased in-house sales and marketing personnel. The European endovascular sales and marketing costs decreased $148,000 to $436,000 in the three months ended March 31, 2006 compared to $585,000 during the three months ended March 31, 2005. This decrease was due to a decrease in personnel and travel expenses of $52,000, as well as a decrease in clinical trial expenses of $43,000 due to the conclusion of the FIRST Study in December 2004 and final payments related to such study in the quarter ended March 31, 2005. In addition, marketing expenses such as product samples and professional fees decreased from the prior year comparable period by $46,000.

Adjusted general and administrative expenses remained constant at $1.5 million in the three months ended March 31, 2006 and in the three months ended March 31, 2005. While we experienced minor fluctuations within individual accounts, no individual fluctuation was material.

Net Interest Income. Interest income decreased by 26% to $236,000 in the three months ended March 31, 2006 from $319,000 in the three months ended March 31, 2005. This was due to our cash and investment balance decreasing by 40% in the three month period ended March 31, 2006 over the comparable prior year period, offset in part by higher interest rates. The decrease in cash balances was due primarily to the funding of the construction of the Company’s new facility. See the Liquidity and Capital Resources section below for further information on the Company’s sources and uses of cash.

Other Income. Other non-operating income was $21,000 in the three months ended March 31, 2006 compared to $34,000 in the three months ended March 31, 2005. Other non-operating income for the three months ended March 31, 2006 and 2005 related to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See “Liquidity and Capital Resources” below and Note 11 to the financial statements included in this Form 10-Q).

Comparison of Nine Months Ended March 31, 2006 and 2005

The following table summarizes our operating results for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 and includes expense line items as reported, including charges related to the facility transition and equity compensation expenses.

	Nine Months Ended				Percent Change Prior Period to Current Period
($ millions)	March 31, 2006	% of Total Revenues	March 31, 2005	% of Total Revenues
REVENUES:
Total Revenues	$42.0		$45.1		(7)%

Net Sales	$25.4	60%	$29.7	66%	(14)%
Research & Development Revenue	$—	0%	$0.3	1%	(100)%
Royalty Income	$16.6	40%	$15.2	33%	9%

EXPENSES:
Cost of Products Sold	$14.6	35%	$12.2	27%	19%
Research & Development Expense	$14.5	34%	$11.8	26%	23%
Selling, General & Administrative Expense	$12.4	30%	$8.4	19%	49%

INTEREST INCOME	$0.9	2%	$0.9	2%	(12)%

NET INCOME	$1.0		$9.6		(89)%

As additional information and to more clearly present comparative data for the nine month periods ended March 31, 2006 and 2005, the following table presents the operating expense portion of our results without the charges for the facility transition and equity compensation under SFAS 123(R) for the nine months ended March 31, 2006 (as reconciled in the chart contained in the Overview section above). This information is provided to supplement our consolidated financial statements presented in accordance with Generally Accepted Accounting Principles (GAAP) and to enhance the user’s overall understanding of our current versus historical financial performance and our prospects for the future. We believe this information is useful to both management and investors because it excludes the facility transition charges that we believe are not indicative of our core operating results and equity compensation expense that exists in only the latter period presented.

Equity compensation expense of $1.7 million was recorded in the nine month period ended March 31, 2006, related to the adoption of SFAS 123(R), and allocated amongst all income statement expense line items, therefore skewing the comparison of results for the prior period to this current period. While this expense will continue to be recorded as a component of our operating results in all future periods, we will provide this adjusted information at least through the remainder of fiscal 2006, the period for which the year over year comparisons will be impacted.

The facility transition charges include an acceleration of depreciation charge of $3.8 million and moving costs of $329,000. These charges were recorded related to the Company’s move to its new facility, occurring throughout fiscal 2006. The recording of the total anticipated charge of $4.9 million began in May 2005 and will continue through June 2006. Moving costs began in our second quarter of fiscal 2006 as we transitioned the manufacturing and quality departments, as well as a few administrative departments to our new facility. We will continue to incur moving costs during the remainder of fiscal 2006 as we transition the remaining employees, machinery, and furniture to the new facility. Our estimated moving costs are approximately $500,000 for the entire fiscal year 2006.

Again, for meaningful comparison of current to prior periods, we have adjusted the reported results for the amount of this charge and will continue to do so for as long as this charge appears in one period presented but not in the comparable period. Both of these non-GAAP measures, equity compensation expense and facility transition charges, are non-cash charges and will have no impact on the cash flows of the Company. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with GAAP.

Operating Expense Line Items as Adjusted.

	Nine Months Ended				Percent Change Prior Period to Current Period
($ millions)	March 31, 2006	% of Total Revenues	March 31, 2005	% of Total Revenues
EXPENSES:
Cost of Products Sold	$12.2	29%	$12.2	27%	0%
Research & Development Expense	$12.6	30%	$11.8	26%	7%
Selling, General & Administrative Expense	$10.9	26%	$8.4	19%	30%

Total Revenues and Net Sales. Total revenues decreased 7% to $42.0 million in the nine months ended March 31, 2006 from $45.1 million in the nine months ended March 31, 2005.

Net sales of products decreased to $25.4 million for the nine months ended March 31, 2006 compared to sales of $29.7 million for the nine months ended March 31, 2005. We had a 13% decrease in our cardiology product sales and a 20% decrease in our orthopaedic product sales.

Cardiology Product Sales. Cardiology sales are comprised of cardiology biomaterial sales and our endovascular sales in the U.S. and in Europe. Cardiology biomaterial sales decreased by 18% to $9.8 million from $11.9 million for the nine months ended March 31, 2006 and 2005, respectively. This decrease related to sales of the polymer anchor component of the Angio-Seal product to St. Jude Medical, which decreased $1.0 million or 43% over the prior year comparable period. Also affecting cardiology biomaterials sales was a decrease of 8% in sales of the collagen plug component of the Angio-Seal device, which decreased $738,000 over the prior year comparable period. The decrease in our anchor sales was due to exceptionally large prior year sales related to our support of the start-up manufacture of a new anchor style. We believe our future anchors sales will vary with the changes in

St. Jude’s end-user sales due to our new Supply Agreement with St. Jude Medical, requiring the purchase of at least 30% of it’s Angio-Seal polymer anchor requirements from Kensey Nash, an improvement over previous informal commitments to purchase 15% to 20% of such requirements. The decrease in sales of the collagen plug and polymer anchor components does not reflect a decline in Angio-Seal end-user sales. End-user sales of the Angio-Seal device increased 6% in the nine months ended March 31, 2006 from the prior year comparable period. The decrease in cardiology biomaterial sales was partially offset by a 294% increase in endovascular sales. U.S. endovascular sales were $529,000 for the nine months ended March 31, 2006. U.S. endovascular sales include sales of the TriActiv device, which launched in March 2005 and sale of the QuickCat device, launched in late March 2006. Endovascular sales in Europe were $218,000 in the nine months ended March 31, 2006, an increase of 13% over the prior year comparable period. European sales include sales of the new TriActiv FX System, which launched in late March 2005 and the ProGuard device, which launched commercially in March 2006. Endovascular sales for the nine months ended March 31, 2006 were approximately 3% of total sales.

Orthopaedic Product Sales. Orthopaedic sales decreased 20% to $13.2 million in the nine months ended March 31, 2006 from $16.4 million for the nine months ended March 31, 2005. This decline was primarily the result of a $3.7 million decrease in sales of Vitoss Foam bone graft substrate products to Orthovita. Sales to Orthovita were $2.3 million in the nine months ended March 31, 2006, compared to $6.1 million in the same period a year earlier. This decline was anticipated and was a result of fiscal 2005 shipments of large product launch quantities of the Vitoss Foam FLOW and Vitoss Foam SHAPES product line. Future product launches are expected in our fiscal 2007. The decline in sales of products to Orthovita was not reflective of their end-user sales, which grew 48% in the nine months ended March 31, 2006 over the prior year comparable period and are expected to continue to grow through the remainder of fiscal 2006. Also adding to the decline in orthopaedic sales was a 4% decrease in sports medicine sales. This was primarily a result of a $300,000 decrease in sales to Arthrex to $9.1 million in the nine months ended March 31, 2006 from $9.4 million in the nine months ended March 31, 2005.

Research and Development Revenues. There were no research and development revenues in the nine months ended March 31, 2006, compared to $253,000 of revenues in the nine months ended March 31, 2005. The research and development revenues for the nine months ended March 31, 2005 consisted of amounts generated under our NIST synthetic vascular graft development grant, which concluded in September 2004.

Royalty Income. Royalty income increased 9% to $16.6 million from $15.2 million in the nine months ended March 31, 2006 and 2005, respectively.

St. Jude Medical Angio-Seal royalty income increased 7% to $14.5 million during the nine months ended March 31, 2006 compared to $13.5 million in the nine months ended March 31, 2005. Units sold increased 10% in the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. We believe that the increase in units was due to St. Jude Medical’s continued sales and marketing efforts, which are resulting in greater market share and overall increased adoption of vascular closure devices in the market. St. Jude Medical’s market share is estimated at 60% to 65% and worldwide market penetration of vascular closure devices is estimated at approximately 45% to 50%.

Additionally, there was an increase of 29% in royalties from Orthovita in the nine months ended March 31, 2006 over the same period of the prior year. Total royalty income from Orthovita was approximately $2.1 million for the nine months ended March 31, 2006 compared to $1.7 million in the nine months ended March 31, 2005. End-user sales of our co-developed Vitoss Foam products increased 48% in the nine months ended March 31, 2006 compared to the prior year comparable period.

Expenses. As noted above, for the nine-month period ending March 31, 2006, each of the following expense categories included charges related to our facility transition and equity compensation expense related to the adoption of SFAS 123(R). To present comparative information between the nine month periods ended March 31, 2006 and 2005 in as clear a manner as possible, we have included tables to show the expense line item results as adjusted per the table above as well as excluded such charges when presenting comparative narrative in all operating expense sections below.

Cost of Products Sold.

Total Cost of Products Sold Expense and Margin Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported Nine Months Ended 3/31/06	Adjusted Nine Months Ended 3/31/06	Reported Nine Months Ended 3/31/05	% Change Reported Prior Period to Adjusted Current Period
Cost of products sold	$14,586,672	$12,239,909	$12,206,764	0%

Gross Margin	43%	52%	59%	(12)%

Adjusted cost of products sold remained constant at $12.2 million in the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005, on a net sales decrease of 14%. Adjusted gross margin on sales decreased to 52% in the nine months ended March 31, 2006 compared to 59% in the nine months ended March 31, 2005. The decrease in our sales volume combined with consistent fixed costs of goods sold expenses contributed significantly to the decline in our gross margin.

Research and Development Expenses.

Total Research and Development Expense Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported Nine Months Ended 3/31/06	Adjusted Nine Months Ended 3/31/06	Reported Nine Months Ended 3/31/05	% Change Reported Prior Period to Adjusted Current Period
Research & Development	$14,499,053	$12,561,812	$11,755,406	7%

% of Revenue	34%	30%	26%	15%

Adjusted research and development expenses increased to $12.6 million in the nine months ended March 31, 2006 compared to $11.8 million in the nine months ended March 31, 2005. Biomaterials and other proprietary technologies spending increased $52,000 to $5.0 million, excluding $874,000 in charges for facility transition and equity compensation, for the nine months ended March 31, 2006 compared to $4.9 million for the nine months ended March 31, 2005. This increase was a result of an increase in personnel expenses of $187,000 and an increase in operational supplies of $138,000. These increases were offset by decreases in professional fees of $155,000, as well as a decrease in depreciation expense ($164,000) related to the conclusion of the Vascular Graft grant in the prior year as well as a reallocation of square footage. All assets obtained for the Vascular Graft grant were fully depreciated and retired at its conclusion. Therefore, more depreciation expense was incurred in the prior year period.

Research and development expenses related to endovascular products increased $755,000 to $7.6 million in the nine months ended March 31, 2006 from $6.8 million in the nine months ended March 31, 2005, excluding $1.1 million in charges for facility transition and equity compensation. Expense increases occurred primarily in clinical trial costs, which increased $924,000 related directly to the ASPIRE and ProGuard System clinical trials.

Also increasing $571,000 during the nine months ended March 31, 2006 were design and development costs and outside services costs related to design changes and enhancements on the upcoming generations of the TriActiv System and thrombectomy devices. These increases were offset in part by a decrease in operational supplies of $524,000. Although we continue to update the design of the endovascular product lines, there were a significant amount of enhancements on the upcoming generations of the TriActiv System in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2006. This decrease was reflective of all of the efforts related to finalizing several of these new product lines over the past year. Personnel costs and depreciation relating to the reallocation of square footage during fiscal year 2006 also decreased $9,000 and $148,000, respectively, during the nine months ended March 31, 2006 over the nine months ended March 31, 2005. TriActiv research and development department allocations have decreased as a percentage of revenue from the prior year. Overall, we expect research and development expenses to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense.

Total Selling, General and Administrative Expense Information presented as Adjusted. See above in the Overview section for a detailed reconciliation of the reported information to the adjusted information.

	Reported Nine Months Ended 3/31/06	Adjusted Nine Months Ended 3/31/06	Reported Nine Months Ended 3/31/05	% Change Reported Prior Period to Adjusted Current Period
Selling, general & administrative expense	$12,445,351	$10,883,912	$8,365,363	30%

% of Revenue	30%	26%	19%	37%

Adjusted selling, general and administrative expense increased 30% to $10.9 million in the nine months ended March 31, 2006 from $8.4 million in the nine months ended March 31, 2005. Adjusted sales and marketing expenses increased $2.6 million to $6.3 million from $3.6 million in the nine months ended March 31, 2006 and 2005, respectively. This increase was primarily the result of our U.S. sales and marketing expenses, which increased $3.3 million to $5.1 million in the nine months ended March 31, 2006 from $1.8 million in the nine months ended March 31, 2005. Personnel and travel expenses increased $2.4 million relating to the hiring and maintenance of the endovascular direct sales force and clinical sales support staff. In addition, there was an increase of $732,000 in marketing expenses and professional fees, including conventions, advertising expense and a Scientific Advisory Board meeting related to strategic marketing campaigns for the endovascular devices in the U.S., as well as a $214,000 increase in office costs related to increased in-house sales and marketing personnel.

The European endovascular sales and marketing costs decreased $677,000 to $1.1 million in the nine months ended March 31, 2006 compared to $1.8 million during the nine months ended March 31, 2005. This decrease was due to a decrease in personnel and travel expenses of $312,000, a decrease in clinical trial expenses of $301,000 due to the conclusion of the FIRST Study in December 2004, and a decrease in professional services of $39,000.

Adjusted general and administrative expenses decreased $125,000 to $4.6 million in the nine months ended March 31, 2006 from $4.7 million in the nine months ended March 31, 2005. The decrease was primarily attributable to a decrease in personnel expenses of $317,000 offset by a $223,000 increase in legal and professional service fees, specifically audit and legal fees related to complying with the Sarbanes-Oxley Act of 2002.

Net Interest Income. Interest income decreased by 12% to $818,000 in the nine months ended March 31, 2006 from $933,000 in the nine months ended March 31, 2005. This was due to our cash and investment balance decreasing by 40% in the nine month period ended March 31, 2006 over the comparable prior year period offset in part by higher interest rates. The decrease in cash balances was due primarily to the funding of the construction of the Company’s new facility. See the Liquidity and Capital Resources section below for further information on the Company’s sources and uses of cash.

Other Income. Other non-operating income was $64,000 in the nine months ended March 31, 2006 compared to $66,000 in the nine months ended March 31, 2005. Other non-operating income for the nine months ended March 31, 2006 and 2005 related to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See “Liquidity and Capital Resources” below and Note 11 to the financial statements included in this Form 10-Q) as well as a net gain on the sale of fixed assets.

Liquidity and Capital Resources

Our cash, cash equivalents and investments were $27.7 million at March 31, 2006, a decrease of $17.2 million from our balance of $44.9 million at June 30, 2005, the end of our prior fiscal year. In addition, our working capital was $42.8 million at March 31, 2006, a decrease of $15.4 million from our working capital of $58.1 million at June 30, 2005. The primary use of cash for the fiscal year has been the construction of our new facility using available cash on hand. While we believe our current cash and investment balances in addition to future cash generated from operations will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, the Company is considering mortgage alternatives to replenish its available cash balances.

Operating Activities

Net cash provided by our operating activities was $5.0 million in the nine months ended March 31, 2006. For the nine months ended March 31, 2006, we had net income of $1.0 million, a net tax benefit from the exercise of stock options and nonvested stock awards of $369,000, non-cash employee stock-based compensation of $1.7 million, excess tax benefits from share-based payment arrangements of $204,000 and non-cash depreciation and amortization of $7.5 million. There was a $207,000 use of cash to pay for the executive officers tax liability related to the nonvested shares issued. In exchange, the company receives the nonvested shares equal to the tax liability. Cash used as a result of changes in asset and liability balances was $5.3 million. The decrease in cash related to the change in assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses ($6.5 million), an increase in inventory ($2.0 million) and a $400,000 net effect of deferred tax assets and liabilities. This decrease in cash was offset by a decrease in accounts receivable, which provided cash of $1.6 million, and a decrease in prepaids and other assets of $2.0 million.

The decrease in accounts payable and accrued expenses primarily related to the payment of construction invoices for the new building that were accrued at June 30, 2005. The increase in inventory related to the continued build of endovascular product component part inventory for anticipated market launches, new customer inventory and a stocking of one of our primary biomaterial raw materials to take advantage of a quantity price reduction. The decrease in prepaids and other assets primarily related to a decrease in deposits made on equipment ordered for the new facility in the prior year. The equipment was placed into service during the nine months ended March 31, 2006.

Investing Activities

Cash used in investing activities was $4.9 million for the nine-month period ended March 31, 2006. This was the result of net purchase and redemption activity within our investment portfolio offset by capital spending related to the construction of our new facility (see below) and ongoing expansion of our manufacturing capabilities.

During the period, investments of $20.5 million matured, were sold or were called. We subsequently purchased new investments with $2.5 million of these proceeds, resulting in net cash from investing activities of $18.0 million. See Note 1 to the condensed consolidated financial statements included in this quarterly report for a description of our available-for sale securities.

We have a $30.0 million capital spending plan for fiscal 2006, of which up to $20 million was authorized for construction of our new facility (see discussion below) through the end of our fiscal 2006. The remainder will be spent to continue to expand our research and development and manufacturing capabilities. Of this total plan, we spent $22.9 million during the nine months ended March 31, 2006, of which $6.0 million related to ongoing operations of the Company. The remaining $16.9 million was for the construction of our new facility.

New Facility

Our new facility is located approximately two miles from the previous and current leased facilities in Exton, Pennsylvania. The new building site will consolidate all U.S. operations, research and development, and administrative areas in a 202,000 square foot facility and thus provide for our future growth and continued expansion. The construction plan has three phases. Phase one consisted of land, a building shell of 162,000 square feet and a fit out of 105,000 square feet for the manufacturing and quality assurance operations. This phase was completed in December 2005 at an approximate cost of $27.3 million. The remaining building shell of 40,000 square feet and additional fit out of approximately 70,000 square feet are expected to be completed by June 2006 (phases two and three). The additional cost of phases two and three is expected to be approximately $21 million in the aggregate, including the purchase of additional land required to complete the expansion. In January 2006, we purchased this additional parcel of land at the existing site for $1.3 million. The total cost of the project will be approximately $48 million. While to date we have financed all construction of this building from available cash on hand and the sale of liquid investments, we are considering mortgage alternatives to replenish our available cash balances.

Associated with management’s April 30, 2005 finalization of the plan for transition of its operations to the new facility, we are recording acceleration of depreciation charges related to the assets to be abandoned at the time of transition. The total net book value of assets to be abandoned was $4.9 million at April 30, 2005, of which an acceleration of depreciation charge of $813,000 was recorded in the quarter ended June 30, 2005. A charge of $3.8 million was recorded during the nine months ended March 31, 2006. We will record the remaining depreciation of $324,000 in the fourth quarter of fiscal 2006. In addition, moving costs associated with the transition to the new facility, totaling $330,000, were incurred during our second and third quarters of fiscal 2006. We expect to incur total moving costs of approximately $500,000, including $140,000 to $190,000 during the fourth fiscal quarter of 2006, for a total cost during fiscal 2006 of $4.6 million of transition costs; $4.1 million of accelerated depreciation and $500,000 of moving costs.

Financing Activities

Cash provided by financing activities was $1.1 million for the nine-month period ended March 31, 2006. This was primarily the result of proceeds from the exercise of stock options. The exercise of stock options provided cash of $1.3 million for the nine months ended March 31, 2006. Excess tax benefits from share-based payment arrangements also provided $204,000 of cash. Offsetting these increases was a use of cash for stock repurchases of $442,000 (see below).

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

On March 16, 2005, we announced a new program under which an additional 400,000 issued and outstanding shares of our Common Stock were approved for repurchase by the Board of Directors. As of June 30, 2005, we had repurchased and retired 103,133 shares of Common Stock under this new program at a cost of approximately $2.7 million, or an average market price of $26.58 per share, using available cash. At June 30, 2005, there were 296,867 shares remaining for repurchase under this program. This plan was scheduled to expire on September 30, 2005, but it has been extended indefinitely until terminated by our Board of Directors. During the quarter ended December 31, 2005, we repurchased and retired 20,000 shares of Common Stock at a cost of $441,000, or an average market price of $22.05 per share, using available cash. At March 31, 2006, there were 276,867 shares remaining for repurchase under this program. There were no repurchases of stock for the three months ended March 31, 2005.

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

General

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities for the endovascular products and our biomaterials products. We also will continue the construction of our new facility to support the continued growth of our biomaterials business and the commercialization of the endovascular products. We are marketing and selling our endovascular products in the U.S. through a direct sales force. Our sales and marketing expenses are expected to increase substantially as we continue to invest in the building of our U.S. sales team and increased marketing efforts toward the success of the endovascular product platform. Although we believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, as mentioned above, we may consider financing alternatives using our new facility as collateral in order to replenish cash balances. We also believe our cash and investment balances will be sufficient on a longer term basis, however, that will depend on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development and costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities, including our new facility; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

Our estimate of the time periods for which our cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth below under the caption “Cautionary Note Regarding Forward Looking Statements” below.

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

Presented below is a summary of our contractual obligations as of March 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Obligations:
Facility Construction (1)	$5,840,817	$5,840,817	$—	$—	$—
Contractual Commitments for Capital Expenditures (2)	1,967,534	1,967,534	—	—	—
Operating Lease Obligations:	105,457	105,457	—	—	—

Total (3)	$7,913,808	$7,913,808	$—	$—	$—

(1)	This obligation is related to a facility construction agreement to purchase goods or services that is enforceable and legally binding.

(2)	These obligations consist of open purchase orders for capital items primarily for the transition to the new facility.
(3)	In accordance with Generally Accepted Accounting Principles in the United States (GAAP), these obligations are not recorded on our consolidated balance sheet.

Opportunity Grant

In November 2004, we were awarded a $500,000 opportunity grant from the Department of Community and Economic Development of the Commonwealth of Pennsylvania. This grant was awarded to us for the potential job-creating economic development opportunities created by our construction of our new facility within the state of Pennsylvania. The grant is conditioned upon meeting the following: (1) we will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of our request for the grant, (2) we will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of our facility groundbreaking and (3) we will operate at its new facility for a minimum of 5 years. We received the cash payment of $500,000 in its third fiscal quarter 2005. Revenue will be recognized as earned over the longest period contained within the grant commitment terms (five years from the date of occupancy of our new facility). The date of satisfaction of the last grant commitment, five-year occupancy, will be in December 2010, based on the transition to the new facility in December 2005. As of March 31, 2006 approximately $115,000 of revenue had been recognized related to this grant as a component of Other Income, of which $61,000 was recognized during the nine months ended March 31, 2006.

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

In the fourth quarter of fiscal 2005, our Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $27.35 per share (the share price on the date of acceleration) that were previously awarded to our directors and employees, including our executive officers, under our equity compensation plans. The acceleration of vesting was effective for these stock options outstanding as of May 4, 2005. The purpose of the acceleration was to decrease future recognized compensation expense associated with options upon adoption of SFAS 123(R) (See Note 1 – Accelerated Vesting of Stock Options to the financial statements included in this Form 10-Q).

We expect share-based compensation expense to total approximately $2.4 million for the fiscal year ending June 30, 2006, of which $1.7 million was recorded as compensation expense in the first nine months of fiscal 2006. As of March 31, 2006, there was an estimated $3.5 million of unrecognized compensation costs related to nonvested shares and an estimated $2.0 million of unrecognized compensation costs related to unvested stock options granted under our two equity compensation plans granted (see Note 12 to the financial statements included in this Form 10-Q – Stock Option Plans).

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail under “Risks Related to our Business” and under the caption “Risk Factors” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, include but are not limited to the following:

•	our ability to obtain regulatory approval of the TriActiv FX System or any future generations of our endovascular products;

•	our ability to successfully commercialize the endovascular products in the U.S. and European Union;

•	the completion of additional clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our endovascular products;

•	our ability to scale up the manufacturing of endovascular platform devices to accommodate the respective sales volume;

•	our ability to obtain any additional required funding for future development and marketing of the endovascular platform devices, as well as our biomaterials products;

•	our reliance on three customers for a majority of our sales revenues;

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•	our dependence on our biomaterials customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community;

•	our dependence on key customers, vendors and personnel;

•	the use of hazardous materials, which could expose us to future environmental liabilities;

•	the international market risks that can harm future international sales of our products;

•	our ability to expand our management systems and controls to support anticipated growth;

•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	our ability to transition to our new manufacturing facility in order to meet our customers’ requirements;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

•	risks related to our industry, including potential for litigation, product liability claims, ability to obtain reimbursement for our products and our products’ exposure to extensive government regulation;

•	adherence and compliance with corporate governance laws, regulations and other obligations affecting our business.

•	general economic and business conditions, both nationally and in our markets;

•	the impact of competition;

•	anticipated trends in our business;

•	existing and future regulations affecting our business; and

•	strategic alliances and acquisition opportunities.

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

Our investment portfolio consists primarily of high quality municipal and U.S. corporate securities with maturities ranging from approximately less than 1 year to 4 years, with one security having a maturity of 10 years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy, which provides guidance on the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At March 31, 2006, our total portfolio consisted of approximately $22.3 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We had no outstanding debt at March 31, 2006.

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

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

The Company’s Form 10-K for the fiscal year ended June 30, 2005 includes a detailed discussion of our risk factors. There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

KENSEY NASH CORPORATION

Date: May 10, 2006	By:	/s/ Wendy F. DiCicco, CPA
Wendy F. DiCicco, CPA Chief Financial Officer
(Principal Financial and Accounting Officer)