Form 10-K
period 2006-06-30
KENSEY NASH CORP
filed 2006-09-13
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2006

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

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (484) 713-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of December 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $252,576,990, based on the closing price per share of Common Stock of $22.03 as of such date reported by the NASDAQ Global Select Market. Shares of the registrant’s Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of August 31, 2006 was 11,627,977.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, in connection with the registrant’s 2006 Annual Meeting of Stockholders scheduled to be held on December 6, 2006, are incorporated by reference into Part III of this report.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “forecast,” “expect,” “plan,” “should,” “is likely” and similar expressions, as they relate to Kensey Nash, our business or our management, are intended to identify forward looking statements, but they are not exclusive means of identifying them.

The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K.

Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise after the date of this report. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

PART I

ITEM 1. BUSINESS

Overview

Kensey Nash Corporation is a leading medical technology company providing innovative solutions and technologies for a wide range of medical procedures. The company was incorporated in 1984 as a Delaware corporation. We have expanded well beyond our beginnings in vascular puncture closure and today provide an extensive range of products into multiple medical markets, primarily in the cardiovascular, sports medicine and spine markets. As the inventor of the Angio-Seal™ Vascular Closure Device (Angio-Seal), a device designed to seal and close femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations, we were the first company to place an absorbable biomaterial device into the human vascular system. As pioneers in this field of absorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. Outside of the biomaterials market, our most recent advance into the cardiovascular market is our endovascular product platform, including the TriActiv FX® Embolic Protection System (TriActiv FX System), the TriActiv® ProGuard™ System (the ProGuard System), the QuickCat™ Extraction Catheter (QuickCat) and ThromCat™ Thrombectomy Catheter System (ThromCat) devices for embolic protection and thrombus removal in the coronary and peripheral vascular markets. We have created a new endovascular division responsible for the direct sales and marketing of these products in the U.S. and are developing additional applications in both thrombus removal and embolic protection, as part of our direct marketing strategy. We believe our direct strategy in the endovascular markets will allow us to maximize our return on current and future technologies in this platform.

We have expanded from an Angio-Seal derived revenue base of $3.0 million in the year of our initial public offering (IPO) (fiscal year ended June 30, 1996) to $60.4 million in total revenue in the fiscal year ended June 30, 2006 (fiscal 2006), diversified across three primary markets (shown below). This increase in revenue represents a compound annual growth rate (CAGR) of 35% and has been driven by our commitment to research and development of new solutions to existing and evolving medical problems. The following chart details our total revenues of $60.4 million for fiscal 2006 by market. Total revenues include net sales, research and development revenue and royalty income.

Our initial success was with the Angio-Seal, which we invented and developed and subsequently licensed. St. Jude Medical, Inc. (St. Jude Medical) acquired the worldwide license to the Angio-Seal device in March of 1999. St. Jude Medical has the worldwide exclusive rights for the development, manufacturing and sales and marketing of the Angio-Seal. The Angio-Seal was commercialized in the U.S. in 1996 and is currently the leading product in the vascular closure device market with end-user product sales by St. Jude Medical of $322 million in our fiscal 2006, up 6% from $304 million in our fiscal 2005. The vascular puncture closure market is estimated to have a potential $1 billion annual worldwide market with current penetration of approximately 45% to 50%. We receive a 6% royalty on all end-user Angio-Seal sales. In addition, we exclusively manufacture one of the key absorbable components of the Angio-Seal, the collagen plug, and also manufacture a minimum of 30% of the absorbable polymer anchors for St. Jude Medical under a five and one half year supply agreement that expires in 2010. Royalties and the sale of components contributed $19.6 million and $14.7 million of our total royalty income and net sales, respectively, for fiscal 2006, or a total of $34.2 million of our total revenues. Our Angio-Seal licensing agreement with St. Jude Medical continues until the expiration of the last expiring Angio-Seal patent, which was issued in July 2000 with an expiration date in 2017. While cardiovascular disease treatment market trends and techniques may change over the next several years, including the further development and commercialization of non-invasive diagnostic imaging techniques, we believe the current methodology for diagnostic cardiovascular catheterizations will remain the standard of care for the near and mid-term. In addition, we believe the penetration of vascular closure devices in conjunction with cardiovascular catheterizations will continue to grow and the Angio-Seal will continue to play a dominant role in the vascular closure market resulting in continued growth of our Angio-Seal related revenues.

We have leveraged our knowledge gained during the development process of the absorbable biomaterials components of the Angio-Seal, the anchor and the collagen plug, as a springboard into the application of absorbable biomaterials in multiple medical markets. Our extensive experience and knowledge with these biomaterials has enabled us to become experts in the design, development, manufacture and processing of proprietary biomaterials products. We have since applied this expertise into the fields of orthopaedics (including sports medicine and spine), cardiology, drug/biologics delivery, periodontal and general surgery. We have several strategic partnerships and alliances through which our biomaterials products are developed and marketed. We intend to continue to leverage our proprietary knowledge and expertise in each of these markets to develop new products and technologies and to explore additional applications for our existing products. Total sales of our biomaterials products in fiscal 2006 were $36.7 million. We expect growth in sales of biomaterials products in fiscal 2007 as we continue to add new customers in all markets, primarily spine, as sales of our sports medicine and spine product lines return to growth, and as cardiovascular product sales, primarily Angio-Seal components, continue on an upward ramp.

Outside of biomaterials, we have developed an endovascular product platform including the TriActiv FX® Embolic Protection System (TriActiv FX System), the TriActiv® ProGuard™ System (ProGuard System), the QuickCat™ Extraction Catheter (QuickCat) and ThromCat™ Thrombectomy Catheter System (ThromCat) devices for embolic protection and thrombus removal in the coronary and peripheral vascular markets. The TriActiv® FX System is our second-generation, enhanced ease-of-use, embolic protection device and is a device designed to provide embolic protection during the treatment of diseased vessels, with an initial application in diseased coronary saphenous vein grafts (SVG) (the use of the saphenous vein, a vein in the leg, as a bypass to a native coronary artery). The saphenous vein graft market opportunity is currently estimated at $100 - $200 million annually. The TriActiv FX device is a balloon embolic protection device in a market addressed by both balloon and filter devices. While both approaches have pros and cons, we believe the unique design of the TriActiv FX device as a system offering three key features - an embolic protection balloon, a flush catheter and an active, controlled extraction system- offers the most complete and effective solution for embolic protection. The original TriActiv System was commercially launched in Europe in May 2002 using a direct sales force in Germany and distributors throughout the rest of Europe. In the United States the TriActiv device was launched in April 2005, following March 2005 receipt of FDA clearance. The TriActiv FX device was launched in Europe in April 2005 and, most recently, in the U.S in July 2006. The TriActiv FX is sold in the U.S. through our newly formed endovascular direct sales force, which currently includes 27 sales representatives and clinical support staff strategically located throughout the U.S.

The ProGuard System is the third generation of our embolic protection technology platform which incorporates several important design enhancements to the TriActiv® FX System. These include Local Flush and eXtraction (LFX™) technology that allows the system to better address branched arteries, such as those of the carotid blood vessels and a new, smaller 6F compatible size, which is generally preferred by physicians. The system has been studied and can be used in combination with any approved stent in the marketplace. The pilot clinical study of the ProGuard device was completed in April of 2006 and data from the study will be used to submit an Investigational Device Exemption (IDE) to the FDA to begin a larger, 300 to 400 patient pivotal study in pursuit of U.S. marketing clearance of the ProGuard System for the treatment of carotid artery disease. In addition, the data from the study will support a CE Mark application for use of the ProGuard System during carotid stenting procedures in Europe. We anticipate approval in Europe by December 2006.

Our QuickCat catheter and ThromCat system were two additional new products in the endovascular product line during fiscal 2006, both in the thrombus removal market. The Quickcat catheter is an aspiration catheter for the removal of fresh soft emboli and thrombi (blood clots) from vessels in the arterial system. The QuickCat catheter is an easy-to-use, fully disposable aspiration system that rapidly removes thrombus from the body. We received U.S. FDA clearance to market the QuickCat in March 2006 and immediately launched the product at the American College of Cardiology meeting in Atlanta, Georgia. We have also just begun selling the QuickCat catheter in the European Union following July 2006 CE Mark approval. The ThromCat system is a more powerful mechanical thrombectomy catheter designed to remove more organized thrombus or blood clots from a patient, with an initial indication for use in Arteriovenous (AV) grafts and fistulas. The ThromCat system received FDA clearance in April 2006 for mechanical removal of thrombus in synthetic hemodialysis access grafts and native fistulae. The ThromCat device is a fully disposable system that incorporates HeliFlexTM technology to flush, macerate, and extract thrombus. An internal rotating helix creates a powerful vacuum to draw thrombus into the catheter and then macerates it, while simultaneously flushing the vessel to aid in the thrombus removal. The Company plans to conduct studies for additional indications in the coming year. According to industry sources, the current market for thrombectomy catheter systems approximates $100 million worldwide, including the coronary market. The Company believes that the worldwide market could expand with the offering of a simple and effective device and believes the ThromCat system offers these key features. We are currently awaiting CE Mark approval, for coronary and peripheral indications, which is anticipated during the first half of fiscal 2007. Both the QuickCat and ThromCat devices are also sold or will be sold through our direct sales forces in the U.S. and throughout Europe.

It is anticipated that future generations of the TriActiv platform, currently in development, will be designed to address additional markets. These future applications will potentially include the treatment of lower extremities and native coronary arteries as well as acute myocardial infarction (AMI) (a heart attack). Industry estimates indicate that the addition of these applications broadens the potential market for the endovascular product platform to a range of $500 million to $1 billion. As we have little experience with our new direct sales and marketing efforts on the endovascular product platform, it is difficult to forecast sales for fiscal 2007 and beyond. However, we believe our products may have distinct competitive advantages over the existing balloon and filter embolic protection devices currently in the market and over competing technologies in the thrombus removal markets.

To add to our future endovascular product line, in May 2006, we acquired the assets of IntraLuminal Therapeutics, Inc. (“ILT”), a company focused on the emerging market opportunity of chronic total occlusion (“CTO”) (a complete vessel blockage common in both coronary and peripheral vessels), for $8 million in cash. ILT’s lead product, the Safe-Cross® System, a device designed to treat a CTO, was cleared in 2004 in the U.S. and also has CE Mark approval.

The Safe-Cross System combines optical guidance and radiofrequency energy in a guidewire system to help physicians penetrate a CTO that might otherwise be untreatable. It has been shown that if CTOs can be opened, the survival rates and quality of life for the patient are significantly enhanced. Currently, most CTOs are not treated interventionally because of the extremely challenging nature of the cases. The CTOs are either ignored, or the patient is sent to surgery. Statistics show that over one-third of patients diagnosed with coronary artery disease have at least one CTO, yet the treatment rates are significantly lower at between two and eight percent. This translates to a very large unmet market opportunity estimated to exceed 1.5 million people with an existing untreated CTO and translates to a potential future market opportunity of approximately $2 billion. We had previously identified this CTO market as an area of high strategic interest and we plan to invest money in certain internally developed product concepts to improve upon the acquired technology. We believe the acquisition of the ILT assets was instrumental in gaining a foothold in this growing market place and that the product line offered cross-selling opportunities with our other endovascular products now being sold via our direct endovascular sales force.

As a result of the growth of all of the above detailed product lines as well as our plans for the future growth of such product lines and new additions to our portfolio, such as the Safe-Cross® System, we found that the facilities previously being utilized would not support the near and long-term facility requirements for manufacturing and continued development. In August 2004, we started construction of a new facility in Exton, Pennsylvania, two miles from our previous location. The new facility is a 202,500 square foot shell and has 175,500 square feet of interior fit-out. Over the past eight months all employees have transitioned to the new facility. We abandoned all leasehold improvements at our previous facilities at the time of transition and had total charges related to such abandonment of $5.0 million. We began recording this charge as an acceleration of deprecation on the related assets on May 1, 2005 and continued to do so through June 30, 2006. In addition, we incurred moving costs of approximately $540,000 during fiscal 2006 related to the transition.

For financial information regarding the Company, see the Consolidated Financial Statements of the Company and the Notes thereto, which are included in Part IV, Item 15 of this Annual Report on Form 10-K. The Company has a single reportable segment for all of its operations and products. Financial information about geographic areas is found in Note 18 to the Consolidated Financial Statements of the Company.

Biomaterials

Biomaterials – Market Overview

Biomaterials, which are substances that treat, augment, or replace tissue, organs or body functions, are used regularly as components and elements in a wide variety of absorbable and permanent implants. Advances in materials technology and a better understanding of the biological processes involved in tissue formation and remodeling have led to the rapid introduction of absorbable biomaterials-based products to address long-standing deficiencies of traditional products and therapies. This trend has been observed in many markets, including orthopaedic, general, urological, cosmetic, and dental surgeries and in increased opportunities for drug and biologics delivery. Absorbable biomaterials-based products have proven attractive solutions in these markets for a number of reasons. First, physicians prefer to have natural tissue instead of artificial tissue when healing is completed. Absorbable biomaterials offer this possibility. Second, in certain reparative procedures, physicians generally prefer to use an implant that will not require a second surgery to remove the device. Third, the rate of absorption of products can be carefully engineered to promote healing as the biomaterials-based products work with and assist the body’s natural healing response. Additionally, absorbable biomaterials offer potential for drug delivery specific to the clinical situation. The ability to provide staged and sustained release of drugs and biologics offers significant potential for growth in the use of absorbable biomaterials-based products.

Our Biomaterials Business, Technology and Products

We have grown our biomaterials business from just $247,000 in fiscal 1996 (the year of our IPO) to $36.7 million in fiscal 2006, representing 65% CAGR. Not only have we grown the business in terms of revenue generated, we have diversified our products across multiple markets from a base consisting entirely of cardiology products in fiscal 1996. The chart below shows our biomaterials sales of $36.7 million by market for fiscal 2006:

Biomaterials continue to be a source of new emerging technologies and opportunities for our company. Alongside our Angio-Seal and endovascular product platforms, we have built a solid reputation and significant market presence in the development of biomaterials-based medical implants. The technological challenges involved in developing biomaterials products are substantial. Developing products made from absorbable biomaterials, such as polymers, collagen, polysaccharides and ceramics, requires an understanding of mechanical integrity, biocompatibility and absorption rates, as well as the ability to sterilize these products without jeopardizing their material properties. Our expertise in biomaterials enables us to design, develop and manufacture proprietary biomaterials products to achieve the desired clinical outcomes. These products are characterized by their ability to be absorbed or incorporated in the body’s own tissue. Our particular expertise is in the properties, usage and processing of synthetic polymers and natural polymers such as collagen, ceramics and other absorbable materials. We believe that our diverse platforms in, and significant experience with, biomaterials technology give us a competitive advantage because many participants in the market specialize in only non-absorbable biomaterials, only one absorbable biomaterial or have far less breadth of experience in biomaterials. Our background with multiple materials enables us to provide essential biomaterials building blocks across multiple biomaterials platforms to address specific product needs in a wide variety of markets.

•	Synthetic Polymers. We were pioneers in the design, development and manufacture of absorbable polymer medical devices. We use many different types of polymers, in combination, as single entities or with ceramics, to achieve the desired properties in a particular product. We have developed several unique polymer-based materials, products and processes, which have a variety of applications in implantable absorbable medical devices. We offer our customers and partners a complete solution, including product design and engineering, regulatory filings, tool design, process development packaging design and commercial manufacture.

Our polymer technology platform includes a porous tissue matrix (PTM) technology which allows us to create porous implants which support cell growth, tissue regeneration and the delivery of biologics, growth factors and drugs. The implants are designed to facilitate wound healing in both bone and soft tissue and are bioabsorbable at controlled rates for specific functions and tissues. We have a series of products and development programs underway utilizing intellectual property related to our porous biodegradable regeneration matrices. Specifically, we are researching applications for articular cartilage regeneration, spinal disc repair, spinal fusion, vascular grafts, and bone growth scaffolds for spinal and trauma indications. Many of these programs incorporate the delivery of drugs and growth factors. We are also able to improve certain strength characteristics of these polymers, removing a significant barrier to their use over traditional metallic devices.

•	Collagen and Other Naturally-Occurring Materials. We design, develop and manufacture products using naturally-occurring materials such as collagen, elastin, hyaluronic acid and alginate, which have applications in a wide variety of absorbable medical devices. We have significant experience and expertise in processing collagen into diverse product formulations, including powders, gels, pastes, sponges and structural matrices. We combine collagen and other naturally occurring materials using our proprietary processes, thereby creating new materials with unique characteristics and diverse product applications.

•	Ceramic Products. We have significant experience using various ceramic materials, primarily with calcium salts such as hydroxyapatite, Beta Tri-Calcium Phosphate, DiCalcium Phosphate

and others. These materials naturally help to replicate bone structure and support new bone growth as part of osteoconductive implants (implants which promote bone regrowth) through the cell’s natural affinity for calcium-based materials, one of the major components of bone. Ceramics are also useful for enhancing the material properties of products, such as strength, when used in combination with other biomaterials. We have expertise in the compounding of ceramic materials with various absorbable polymers to enhance strength characteristics, primarily for orthopaedic applications. We are currently working with select orthopaedic customers to incorporate various bio-active ceramics into their existing products or to develop new products and properties. In addition, we are independently developing blended materials, using ceramics in combination with other biomaterials such as collagen, for applications in filling of bone defects and fracture repair and spinal fusion.

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

A majority of our biomaterials sales are currently concentrated among a few strategic customers and partners although this number is expanding. The relationship with these customers and partners is generally long-term and contractual in nature, with contracts specifying development responsibilities, the characteristics of the product to be supplied, and pricing. Our products often represent a key strategic source for these customers and partners. In many cases, the technology incorporated in the product is our proprietary technology. As a result, we view our customer relationships as a long-term sustainable competitive advantage.

We have established several strategic partnerships with companies selling biomaterials based products. We act as a strategic partner and are often the exclusive supplier of certain biomaterials technology to our customers. Our largest biomaterials customers include St. Jude Medical, to whom we supply Angio-Seal components, Arthrex, Inc. (Arthrex), to whom we supply a broad range of sports medicine products, and Orthovita, Inc. (Orthovita), to whom we supply bone healing and repair products for use in repair of the spine, osteoporotic fractures and trauma injuries. We also supply biomaterials products and development expertise to multiple other leading orthopaedic companies including Medtronic, Inc. (Medtronic), Zimmer, Inc. (Zimmer), and BioMimetic Therapeutics, Inc. (BioMimetic), amongst others.

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

Orthopaedic Products.

Nowhere is the transition to biomaterials based products more evident than in the orthopaedic market where absorbable biomaterials have reduced healing times, improved patient outcomes and lessened or eliminated morbidity issues related to the use of autologous tissue as graft material. While traditional surgical methodologies continue to be utilized, the trend toward new biomaterial-based products is driving innovation and growth in the orthopaedic industry.

Orthopaedic applications of biomaterials include repair, regeneration or augmentation of musculoskeletal tissues, including bone, cartilage, ligaments, spinal discs and tendons. Companies in this market often look to third parties to develop and manufacture their product concepts into marketable products as their traditional expertise is in metallic devices. Our capabilities and expertise have enabled us to develop relationships with several major orthopaedic companies, to which we provide our biomaterials products. The orthopaedic portion of our biomaterials business represented 56% of our total biomaterials sales for fiscal 2006. Applications in the orthopaedic market for our biomaterials products include sports medicine, spinal fusion, intervertebral disc repair (repair of the discs between the bones of the spine) and trauma. Many of our biomaterials products manufactured from absorbable materials are designed to replace metallic devices used in the fixation and repair of musculoskeletal tissues. Use of absorbable biomaterials eliminates the need for a second surgery, which is frequently necessary to remove non-absorbable metallic implants like bone screws, plates and pins. This benefit provides our customers and their surgeons with a cost-effective alternative to traditional non-absorbable based products.

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

Soft Tissue Fixation. The primary application for our biomaterials in the sports medicine segment is soft tissue fixation. Soft tissue fixation includes the repair of tendons and ligaments in the knee, such as the anterior cruciate ligament, and in the shoulder, such as the rotator cuff. We manufacture products such as suture anchors, interference screws and reinforcement materials for all of these applications.

Cartilage Regeneration and Repair. Articular cartilage covers the opposing surfaces of all moving joints in the body. Significant debilitation can result from even minor injury to articular cartilage. U.S. physicians perform over 500,000 procedures each year to repair damaged cartilage in the knee. A majority of these are repeat procedures, illustrating the ineffectiveness of current therapeutic approaches. Over time, debilitating osteoarthritis may develop in the afflicted joint, ultimately requiring joint replacement or other invasive treatment.

The healing and growth properties of absorbable biomaterials make them ideal for use as the foundation for cartilage regeneration and repair, as they are bioabsorbable at controlled rates for specific tissues. We recently completed research of a novel device utilizing our collagen and PTM technology under a grant from the National Institute of Standards and Technologies (NIST) as well as through our own funding. This research culminated in the performance of two large pre-clinical studies. In late fiscal 2005 we engaged in a formal development program with key surgical opinion leaders in the field to take this research into further pivotal pre-clinical studies and ultimately into human clinical studies.

Trauma. Trauma is an important segment of orthopaedics and generally refers to those conditions where bones of the musculoskeletal system are broken whether due to motor vehicle accidents, falls, blunt force trauma assaults with a firearm, or other causes. Trauma injuries can vary in severity and treatment modality and are generally some of the more demanding orthopaedic procedures to treat as they may involve soft tissue loss, typically involve bone loss and injuries may involve other organ systems. Traumatic injuries can include those to the long bones, the spine and the extremities and must be anatomically repaired and adequately stabilized in order to facilitate appropriate healing. Trauma to the musculoskeletal system can employ not only our synthetic polymer technologies for stabilization devices but natural polymer/ceramic devices to aid in bone regeneration and repair.

Trauma Fixation Devices. These devices are used to mechanically stabilize broken bones in order to allow healing to take place. The most commonly used devices are plates and screws, intramedullary nails and external fixation devices. Increased focus has recently been seen in the extremity (hand, forearm, foot and ankle) segment of this market, an ideal place for bioresorbable fixation devices due to low mechanical loads and thin soft tissue coverage. We currently manufacture pins and screws of various designs for repair of the small bones of the extremities.

Traumatic Bone Repair. As previously noted, traumatic injury to the long bones generally results in bone loss, in both the dense cortical and spongy cancellous regions of the bone. Repair of the bone defect is as critical as stabilization of the broken bone fragments as it enhances the stability of the fixation as the bone heals. Most commonly, autograft, harvested from an uninjured area of the patient, is used to fill the bone defect, but results in significant morbidity in an already compromised patient. More recently, surgeons have begun to use synthetic bone graft materials to reduce this morbidity and speed healing. We currently make several forms of natural polymer based synthetic bone graft materials.

Sports medicine and trauma products represented 39% of our total biomaterials product sales in fiscal 2006.

Spine. The application of biomaterials is playing an increasingly important role in the spinal surgery market. The spinal surgery market includes both repair and fusion of the vertebrae, the bones of the spinal column, as well as treatment of degenerated intervertebral discs, the soft, gel-like cushions between each vertebra. In each of these indications, biomaterials have unique properties that enhance treatment of spinal disease.

Spinal Fusion. Spinal fusion procedures are performed when conservative treatment for back pain fails and where intervertebral discs have become so degenerated that the resultant anatomy causes pressure on the nerve and pain. Surgery is performed to fuse two or more of the vertebrae together to stabilize the spinal column and maintain normal anatomical relationships surrounding the nerves. A trend that is garnering significant attention is the introduction of growth factors delivered via biomaterial matrices into the spinal fusion market. These materials speed the fusion process and result in a more predictable bone healing process. In addition, synthetic bone void fillers as alternatives to autograft or allograft (bone harvested from cadavers) are increasingly being used in conjunction with interbody spacers (metal or polymer cages) in spinal fusion procedures.

In March 2003, we entered an agreement with Orthovita to commercialize new products based on Orthovita’s proprietary Vitoss bone graft substitute material in combination with our proprietary biomaterials. The new products build upon the Vitoss technology, a unique resorbable porous calcium phosphate scaffold that allows for resorption, cell seeding and rapid in-growth of host bone. The products are directed toward the spinal surgery market, which we believe to be the fastest growing market in orthopaedics, estimated at $3.5 billion on a worldwide basis. Under the agreement, we manufacture the products and Orthovita markets and sells the products worldwide. The first products under this agreement, Vitoss Foam STRIPS and CYLINDERS, which are synthetic bone substitutes, were launched in March 2004. Vitoss Foam FLOW, a flowable version of the STRIPS and CYLINDERS, was launched in July of 2004 while Vitoss Foam SHAPES and Vitoss Foam PACK were launched in October 2004 and May 2005, respectively. Many of these products, specifically Foam SHAPES, have applications in general orthopaedic repair, as well as in the spine market.

In our fiscal 2006, we embarked on a development program to further bioabsorbable technology in fusion procedures of the spine. Most interbody spacers utilized in the spine are made from titanium or non-resorbable PEEK polymer. PEEK devices have the advantage of allowing better visibility of the fusion for the surgeon, but by not resorbing, maintain the disadvantage of titanium devices by remaining in the patient’s body for life. Some positive steps have been made to develop bioabsorbable polymer interbody spacers for spine fusion to allow for visualization of the fusion, but also to ultimately degrade and provide only a bony fusion. Products are now commercialized in the U.S. and in Europe for these indications. We have developed a unique device utilizing our proprietary PTM technology to make devices of adequate strength for cervical fusion applications. These devices, unlike a solid polymer device utilize less total polymer and provide an interconnected porosity that can smooth the degradation of the polymer and act as a reservoir for local growth factors and potentially synthetic growth factors. Development will continue on these devices with animal studies and further activities planned in fiscal 2007.

Spinal Non-Fusion – An increasingly important segment of spine surgery is the development of non-fusion alternatives to treat certain spine conditions. Specifically, surgeons are investigating the use of polymers to replace the nucleus, increase disc height and return it to its normal mechanical function. Also being investigated are novel fixation devices which retain stability in a non-rigid manner, allowing some flexibility to the affected segment of the spine. We have developed a unique technology to allow surgeons to repair the annulus or outer ring portion of the disc. This technology could be utilized to facilitate repair of the defect created in the treatment of herniated discs and of the defect that is often created in many of the newer nucleus replacement technologies currently being developed. During fiscal 2006 we made significant advancements in our proof of principle experiments and will advance to pre-clinical evaluation of the technology in the coming year.

Spine products represented 17% of total biomaterials product sales in fiscal 2006.

Bone. Next to blood, bone is the most commonly transplanted tissue in humans. It is estimated that more than 500,000 bone-grafting procedures are performed annually in the U.S. Surgeons today have few choices for materials used in bone grafting. Therefore, the need for an improved alternative to currently available materials remains an important issue in orthopaedics, including spine, trauma, sports medicine, and maxillofacial surgery.

We are developing several different bone graft substitutes fabricated from collagen, ceramic synthetic polymers or composite biomaterials. We also manufacture, for a strategic partner, a resorbable growth factor delivery matrix. Extensive pre-clinical study of our synthetic polymer bone graft substitute has shown it to be an excellent carrier of biologically active agents as well as a suitable substrate for bone formation and healing. However, we cannot give any assurances that our products in development will result in a successful commercial product in the U.S. or in Europe.

Cardiology Products.

Our biomaterials are used in vascular puncture closure products and coatings for synthetic vascular grafts. These cardiology products represented 40% of our total biomaterials sales in fiscal 2006. In addition, we have examined the feasibility of an absorbable polymer matrix to deliver angiogenic growth factors to promote the growth of new blood vessels for use in myocardial revascularization procedures and are exploring the use of our biomaterials in an arterial stent. Further, we are developing a synthetic vascular graft utilizing our PTM technology.

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

Recognizing this significant medical need, we are developing a synthetic technology that incorporates multiple biomaterials into an “off-the-shelf” implantable graft. In fiscal 2005, we concluded a three-year, $1.9 million award from the Advanced Technology Program (ATP) of NIST to support development of this technology. Under this grant, we performed small animal studies, demonstrating 180-day graft patency.

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

During fiscal 2006, we entered into a joint development, manufacturing and supply agreement with BioMimetic Therapeutics, Inc. (BioMimetic). Under the agreement, we will develop biomaterial matrices for delivering BioMimetic’s recombinant human Platelet-derived Growth Factor (PDGF) molecule for orthopaedic applications. Under the agreement we will utilize our proprietary technologies to create appropriate scaffolds to deliver the PDGF molecule for orthopaedic fracture, spine and select sports injury applications. We will exclusively manufacture and supply all matrices developed under the agreement while BioMimetic will be responsible for all regulatory activities and final packaging of the matrix and PDGF. The agreement includes milestone payments based upon developmental achievements and commercialization, as well as royalties for commercialized product.

Periodontal Products.

Biomaterials are commonly used in the periodontal segment of the dentistry market. In fiscal 2006, we had two commercialized products in the periodontal field, the Drilac® product, which prevents dry socket following tooth extraction, and the Epi-Guide® barrier membrane, used in periodontal restorative procedures to prevent soft tissue cells from growing into space reserved for bone. The Epi-Guide product is distributed in the U.S. and Europe by Curasan, Inc. In fiscal 2007, we will introduce an enhanced version of the Epi-Guide to provide better contourability and ease of placement for the surgeons. These two products together accounted for approximately 1% of our total biomaterials sales in fiscal 2006.

Our Strategy for Growth of Our Biomaterials Business.

We intend to utilize our experience and expertise in the design, development and processing of the above materials to expand our market penetration in biomaterials products and technology. Our strategy to accomplish this expansion is as follows:

•	Develop New Proprietary Biomaterials Products. We continue to leverage our technology and expertise in polymers, collagen and other absorbable and nonabsorbable materials to develop new proprietary biomaterials products. We are using this expertise to develop new biomaterials products, new formulations and applications of existing materials and products. We are in the final phases of pre-clinical development of a cartilage regeneration product which utilizes our PTM technology, and have significant market opportunity if proven in clinical settings. We have received two new regulatory clearances for our proprietary BioBlanket™ surgical mesh technology, which has led to clinical use.

•	Expand Our Existing Biomaterials Business. We intend to aggressively work to increase sales to our current customers and attract new customers by providing proprietary, technologically superior biomaterials products. We offer a complete range of services including design, development, regulatory consulting, manufacturing and package engineering. We also intend to continue to invest in new manufacturing technology and processes to meet our customers’ requirements, support product launches and increase the demand for our biomaterials products. Additionally, we will expand our marketing efforts to broaden our customer base in the orthopaedic, cardiology, drug/biologics delivery, general surgery and wound care markets.

•	Pursue Strategic Acquisitions and Alliances. We continually seek strategic acquisitions and alliances that add complementary technologies and expertise, broaden our intellectual property portfolio and strengthen our competitive position in our biomaterials business. We believe that our expertise in biomaterials allows us to identify and attract these opportunities.

Our Endovascular Business, Technology and Products

Our TriActiv® Embolic Protection Platform

Embolic Protection – Market Overview

Embolic protection systems are designed to provide protection during the treatment of diseased vessels (arteries or veins). Vessels become diseased when deposits of cholesterol and other fatty materials (plaque) on the walls of the vessels cause narrowing or blockage of the vessel and reduce the blood supply to a vital organ. Embolic protection systems are designed to capture debris dislodged from the wall of a vessel during balloon angioplasty or the placement of a stent. This debris, left uncaptured, might otherwise be released into the vascular system and result in complications such as a heart attack or stroke. Current approaches to embolic protection include distal balloons and filters. The balloon or filter is placed distal (on the far side) to the area of the vessel to be treated to capture debris loosened during the procedure. Existing worldwide commercial applications for embolic protection devices include the treatment of diseased saphenous vein grafts (SVGs) and carotid and peripheral arteries. These protection devices have been clinically proven to reduce complication rates associated with device-based treatment of diseased vessels. Applications are under clinical investigation for the treatment of diseased native coronary arteries, the removal of thrombus and acute myocardial infarction (AMI) (a heart attack). Our original TriActiv System, with an indication for the treatment of diseased SVGs, received FDA clearance in March 2005. Our second generation TriActiv FX System, also for the treatment of diseased SVGs, was just recently cleared by the FDA in July 2006 and is commercially available in the U.S. and European Union. The ProGuard System is the third generation of our embolic protection technology platform and incorporates features designed to better address branched arteries, such as those of the carotid blood vessels. We completed a pilot clinical study of the ProGuard System in April 2006, the results of which will support a CE Mark approval submission for a carotid indication and the commencement of our large, pivotal clinical study in the U.S. in pursuit of FDA clearance for the same indication. Both European approval and the commencement of the U.S. pivotal study are anticipated during the second quarter of fiscal 2007.

Saphenous Vein Graft Market

Due primarily to the availability of drug eluting stents and changing surgical practices, the number of coronary bypass surgeries which use saphenous veins has been decreased in recent years. The market, however, remains large due to the number of bypass procedures that were performed in the last decade. In 2001, there were approximately 500,000 coronary bypass surgeries performed annually worldwide and approximately half of all these bypass grafts become diseased or occluded within ten years of surgery, resulting in a pipeline of patients who will eventually require treatment of one or more diseased grafts. During many coronary bypass procedures, the saphenous vein is removed from the patient’s leg and is surgically implanted to bypass a diseased or occluded native coronary artery. The SVG is used as a replacement for the diseased or occluded native coronary artery to restore blood flow. Current treatment options for diseased SVGs include drug therapy, device-based therapies (including angioplasty and the placement of stents) or repeat bypass surgery. There are significant risks involved with these treatments ranging from continued progression of disease, heart attack and possible death. Specifically, during the treatment of diseased SVGs via device-based therapy, the rate of major complication (known as the MACE (major adverse cardiac event) rate) without embolic protection is approximately 15 to 20%. These complications occur primarily because the material clogging the SVG is dislodged during the treatment and released into the vasculature causing clots or heart attack. Embolic protection is a method of preventing this debris from going downstream during device-based therapy procedures. Current devices in the SVG embolic protection market, which have been clinically proven to reduce the complication rates during device-based therapy, include balloon (devices which completely occlude the artery to prevent the passage of debris) and filter-based (devices which allow the continued flow of blood but also the passage of small-sized debris) therapies.

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

The TriActiv® FX System

We designed the TriActiv FX System, a balloon based embolic protection therapy, to provide distal embolic protection during the treatment of diseased arteries or vessels. In addition to the balloon protection, the TriActiv FX System utilizes active flushing and extraction to remove debris from the vessel after a treatment procedure. The initial application for the TriActiv FX System is the treatment of diseased SVGs.

We believe the TriActiv FX System is currently the only device which offers all three of the following features:

•	an embolic protection balloon placed beyond the treatment area to prevent debris from flowing downstream and potentially causing a heart attack;

•	a flush catheter advanced over a guidewire that delivers fluid to the vessel; and

•	an active, controlled extraction system, which removes the debris.

To operate the TriActiv FX System, a guiding catheter is positioned at the entrance to the graft. The guidewire, containing the embolic protection balloon, is advanced through the SVG beyond the occlusion. The embolic protection balloon is inflated and a stent is placed in the vessel at the occlusion. Following stent placement, saline and contrast media are delivered into the graft from the flush catheter to dislodge the occlusive material. The particles and debris that are dislodged by the flush system are extracted through the lumen of the guiding catheter.

In Europe, we received initial CE Mark approval for the TriActiv FX System in December 2003 and for a revised FX system in March 2005. The CE Mark is an international symbol of adherence to quality assurance standards established by the European Union and compliance with applicable European medical device directives. The European commercial launch of the revised TriActiv FX System occurred in April 2005. Our sales team at our subsidiary in Germany, Kensey Nash Europe GmbH, sells this product as well as all products in our endovascular product line directly to the German market and supports our distributor relationships in the rest of Europe.

In the U.S., the FX system was FDA cleared in July 2006 based on data from our ASPIRE clinical trial, completed in March of 2006. The ASPIRE (Angioplasty in SVGs with Post Intervention Removal of Embolic Debris) trial was a multi-center, prospective registry which studied the effectiveness of the new TriActiv FX® System in the reduction of major adverse cardiac event (MACE) rates during the treatment of diseased SVGs and enrolled over 100 patients. The ASPIRE trial demonstrated a low MACE rate of only 3.2%. Prior to the advent of embolic protection systems, MACE rates in the SVG patient population were routinely 15 to 20%. The use of embolic protection systems had helped reduce MACE rates to the 7 to 10% range in most previous studies. We believe that the 3.2% rate is the lowest recorded to date from a sizable multi-center study of the SVG population, and is less than half of the next best data set widely quoted by the cardiology community.

The TriActiv® ProGuard™ System

The ProGuard System is the third generation of our embolic protection technology platform which, like the TriActiv FX System, incorporates three features designed to reduce the incidence of embolic stroke during carotid stenting procedures – a balloon protection guidewire, a flush catheter, and an automated extraction system to remove debris and has several important design enhancements to the TriActiv® FX System. These include Local Flush and eXtraction (LFX™) technology that allows the system to better address branched arteries, such as those of the carotid blood vessels and a new, smaller 6F compatible size, which is generally preferred by physicians. The system can be used and has been studied in combination with any approved stent in the marketplace. The pilot clinical study of the ProGuard device was completed in April of 2006 and enrolled 50 patients at five sites in the U.S. and Europe. We plan to present the data from the study at the Transcathether Cardiovascular Therapeutics Conference (TCT) in October 2006 and will be used to submit an Investigational Device Exemption (IDE) to the FDA to begin a larger, 300 to 400 patient pivotal study in pursuit of U.S. marketing clearance of the ProGuard System for the treatment of carotid artery disease. In addition, the data from the study will support a CE Mark application for use of the ProGuard System during carotid stenting procedures in Europe. We anticipate approval in Europe by December 2006.

Our Thrombus Removal Product Platform

Thrombus Removal – Market Overview

Thrombus removal products are designed to remove blood clots (thrombus), either fresh or mature, from blood vessels of the anatomy. Although historically, thrombolytics (drug treatments to thin the clots), angioplasty and stenting have shown success in the treatment of thrombus, mechanical thrombectomy is often required to create rapid reperfusion (renewed blood flow) in occluded vessels. There are three types of mechanical thrombectomy procedures being performed today: balloon thrombectomy, mechanical thrombectomy and simple aspiration thrombectomy. Our devices in this market fall into the mechanical and aspiration arenas. Mechanical thrombectomy uses mechanical means to disrupt and remove more mature thrombus from a vessel. According to industry sources, the current market for thrombectomy catheter systems approximates $100 million worldwide, including the coronary market. We believe that the worldwide market could expand with the offering of a simple and effective device and believe our ThromCat System offers these key features. Aspiration thrombectomy is the simple removal of fresh thrombus from a vessel using a vacuum source (typically a syringe). Devices in this market are showing tremendous value in the endovascular arena due to their effectiveness, simplicity and low cost. Our QuickCat device is one of five currently available devices in the aspiration market.

The ThromCat™ Thrombectomy Catheter System

The ThromCat Thrombectomy Catheter System (the Thromcat) is a powerful mechanical thrombectomy catheter designed to remove more organized thrombus or blood clots from a patient, with an initial indication for mechanical removal of thrombus in synthetic hemodialysis access grafts and native fistulae. The ThromCat device is a fully disposable system that incorporates HeliFlexTM technology to flush, macerate, and extract thrombus. An internal rotating helix creates a powerful vacuum to draw thrombus into the catheter and then macerates it, while simultaneously flushing the vessel to aid in the thrombus removal. The Company plans to study the utility of the device for application in vessels in addition to AV grafts and fistulas in the coming year. We received U.S. FDA clearance for the ThromCat system in April 2006 and await CE Mark approval, for coronary and peripheral indications, which is anticipated during the first half of fiscal 2007. U.S. launch of the ThromCat device is planned for October 2006.

The QuickCat™ Extraction Catheter

The QuickCat™ Extraction Catheter (the QuickCat) is an aspiration catheter for the removal of fresh soft emboli and thrombi (blood clots) from vessels in the arterial system. The device is an easy to use, fully disposable aspiration system that rapidly removes thrombus from the body. We received U.S. FDA 510(k) clearance for the QuickCat in March 2006 and CE Mark approval for the device in July 2006.

Our Endovascular Business

We are commercially marketing and selling the entire endovascular product platform through our direct sales forces in the U.S and in Germany as well as supporting distributor relationships throughout Europe via our European sales and clinical team. We had worldwide endovascular product sales of $1.2 million for the fiscal year ended June 30, 2006, including U.S. and OUS product sales of $895,000 and $284,000, respectively.

Future Generations of Endovascular Products

We have and are currently modifying the design of our embolic protection systems to address additional applications where distal embolization is a concern. These additional applications include the treatment of native coronary and peripheral arteries and AMI. In addition, we will seek approval for use of our thrombus removal systems outside of the initial indication.

We cannot make any assurances as to the successful completion of future clinical trials or regulatory approvals for future applications in the U.S. or in Europe.

Chronic Total Occlusion

Chronic total occlusion (CTO) procedures make up 2 to 8% of all percutaneous coronary intervention (PCI) procedures, although CTOs are present in up to one-third of all coronary disease patients. Largely, treatment of the CTO is not tackled, and the patient is either treated medically or referred for bypass surgery. The CTO market in peripheral vessels is also large a very under-treated market. The worldwide patient population of people with CTOs in either coronary or peripheral vessels likely exceeds 1.5 million people.

In general, physicians have advanced methodologies treating patients with CTOs using regular guidewires, but still have relatively low success rates. Success rates in crossing CTOs have generally been increasing over time with better wires and techniques, but still vary from 50 to 90%. Our acquisition of the assets of ILT, including the Safe-Cross® System, will allow us to bring the CTO market into our sights as part of our future endovascular product platform. We plan to enhance the design and ease-of-use features of the Safe-Cross® to improve device success rates in the treatment of CTO and become a leader in the market.

The Angio-Seal™ Device

Vascular Puncture Closure – Market Overview

Vascular puncture closure is the closing and sealing of femoral artery punctures made during cardiovascular catheterizations. Current treatment options include manual pressure and device based therapy. Existing device-based treatment options consist of either biomaterial-based devices or suture-based devices. Leading cardiology industry journals currently estimate that there are approximately 7.3 million cardiovascular catheterization procedures performed annually, which translates to a potential worldwide vascular puncture closure market of approximately $1 billion annually. The U.S. market represents approximately 70-75% of this total market opportunity. Industry estimates of current market penetration for vascular puncture closure devices are approximately 53% and 39% for the U.S. and the international markets, respectively, or 49% worldwide.

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

The Angio-Seal device has become the leading product in the worldwide vascular puncture closure market. The Angio-Seal has been sold in Europe since 1995, in the U.S. since 1996 and was launched in Japan in late 2003. There have been approximately 7.6 million Angio-Seal devices sold as of June 30, 2006. Industry estimates show the Angio-Seal market share of the worldwide vascular puncture closure market at June 30, 2006 was approximately 65%. We believe the impact of continued sales and marketing efforts by St. Jude Medical, along with product enhancements planned by St. Jude Medical, will provide continued growth opportunities into the future.

The Angio-Seal device is manufactured, marketed, sold and distributed by St. Jude Medical. We receive a 6% royalty on Angio-Seal net sales. Angio-Seal royalty income was $19.6 million in fiscal 2006, a 6% increase from fiscal 2005 of $18.5 million. Royalty units increased 8%, as approximately 1.7 million Angio-Seal units were sold to end-users during fiscal 2006 compared to approximately 1.6 million units sold during fiscal 2005. In addition to royalty income, we generate sales from the manufacture of the collagen plug and anchor components for the Angio-Seal device. In June 2005, we entered into a five and one-half year Supply Agreement with St. Jude Medical. Under this agreement, we will be the exclusive supplier of the collagen plug component as well as a partial supplier of the anchor component.

Patents and Proprietary Rights

Our intellectual property covers many fields and areas of technology including vascular puncture closure, blood vessel location, arterial revascularization and embolic protection systems, drug/biologics delivery, wound care, periodontics, angiogenesis products and surgical instruments. We protect our technology by, among other things, filing patent applications for the patentable technologies that we consider material to our business. Our first U.S. patent for arterial revascularization was issued in 1986 and for the concept of sealing vascular punctures, in 1988. As June 30, 2006, we held 134 United States patents and 146 foreign national patents and had various United States patents and foreign national patent applications pending.

We also rely heavily on trade secrets and unpatented proprietary know-how which we seek to protect through non-disclosure agreements with corporations, institutions and individuals exposed to the proprietary information. As a condition of employment, we require that all full-time and part-time employees enter into an invention assignment and non-disclosure agreement. Additionally, non-compete agreements are being utilized for certain employees who are exposed to our most sensitive trade secrets.

We have licensed our United States and foreign patents covering the Angio-Seal device to St. Jude Medical, the license includes improvements for the device. The license agreements with St. Jude Medical are exclusive and worldwide, with rights to make, use and sell the Angio-Seal device, but are limited to the cardiovascular field of use.

We intend to continue to aggressively protect new manufacturing processes, biomaterials products and technologies and medical products and devices which we have invented or developed. We further intend to broaden the scope of our intellectual property and consider our core technologies to be critical to our future product development.

Manufacturing

We have developed unique manufacturing and processing capabilities for absorbable collagen and polymers. We manufacture numerous absorbable biomaterials products for use in applications that include orthopaedics, cardiology, drug/biologics delivery, periodontal, ophthalmology and general surgery. We have also established manufacturing processes and capabilities for our endovascular products, which we currently manufacture for the U.S. and European commercial markets and for ongoing clinical trials. We have our own capabilities in tool and die making, injection molding, extrusion, compounding, machining, model making and laser welding, which allow us to manufacture and engineer our developmental products on site.

Our FDA-registered manufacturing facility in Exton, Pennsylvania contains separate areas for our endovascular products and for absorbable collagen and polymer manufacturing. We completed the construction of a new facility during fiscal 2006 to facilitate future growth of all product lines (see discussion of our new facility in Item 2 below). Our manufacturing facility is equipped with multiple ISO class 8 clean room facilities and is certified to international quality standard: ISO 13485:2003. Certification is based on adherence to established standards of design, service, quality assurance and manufacturing process control. In fiscal 2005 we applied for and received EDQM (European Directorate and Quality of Medicine) certification which ensures the safety of our collagen products. Our manufacturing facility is subject to regulatory requirements and periodic inspection by regulatory authorities. We have a separate in-house quality assurance department that sets standards, monitors production, creates and reviews operating procedures and protocols and performs in process and final testing of sample devices and products manufactured by or for us.

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

Research and Development

Our research and development and regulatory and clinical staff consisted of 102 individuals as of August 24, 2006. Our research and development efforts are focused on the continued development of our endovascular platform and our biomaterials capabilities. We incurred total research and development expenses of $19.0 million, $15.1 million, and $16.4 million in fiscal 2006, 2005 and 2004, respectively.

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

Sales and Marketing

Endovascular Products

In January 2002, we established Kensey Nash Europe GmbH in Eschborn, Germany for the purpose of selling and marketing the TriActiv device in Europe. The TriActiv device was commercially launched in Europe in the fourth quarter of the fiscal year ended June 30, 2002. Since then, we have commercially launched the TriActiv FX System and the QuickCat device and await approval to begin marketing the ThromCat device. We are selling these devices direct to the market in Germany and through distributors for the rest of Europe. We have entered into distribution agreements for sales in the United Kingdom, Ireland, Switzerland, Austria, Italy and India and are in the process of identifying distributors for the rest of Europe and Asia. At August 24, 2006, we had 5 individuals on the European sales and marketing team, which includes sales people and clinical specialists.

In the U.S. we have developed a direct sales and marketing team to market and sell the products within the endovascular platform (the TriActiv FX System, the QuickCat device and the ThromCat device). At August 24, 2006, we had forty-two individuals on the U.S. sales and marketing team, including a seven person marketing team, eight members of the sales management team and a total of 27 sales representatives and clinical specialists throughout the U.S.

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

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Datascope Corporation, Abbott Laboratories, Medtronic and Vascular Solutions, Inc., as well as other smaller competitors. While we consider the Angio-Seal and other sealing devices to be a superior method of vascular sealing, the majority of vascular sealing is still performed through manual compression, which represents our primary competition. Our endovascular products are commercially available in the United States, Europe and India, where our competitors include Boston Scientific Corporation, Johnson and Johnson, Inc., Medtronic, Inc., Abbott Laboratories, Vascular Solutions, EV3 and Guidant Corporation, among others.

Customers

In fiscal 2006, we had approximately 31 customers for our biomaterials products, up from 24 customers in fiscal 2005. Three customers each accounted for more than 10% of our total revenues for the fiscal year. Royalty income from and sales of biomaterials to St. Jude Medical, associated with the Angio-Seal, represented approximately 57% of total revenues. Sales of biomaterials products to Arthrex, a leading orthopaedic products company, represented approximately 22% of total revenues. Royalty income from and sales of Vitoss Foam products to Orthovita, a publicly held orthopaedic biomaterials company, represented approximately 10% of total revenues. Our endovascular products are being sold to hospitals throughout the U.S. and Europe either through our direct sales force or through distributors. Endovascular sales represented 2% of total revenues. Following is a chart of our total revenues showing each of our three major customers, the Endovascular sales and all other customers as a percentage of total revenues.

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

In January 2002, we received CE Mark approval from the European regulatory authority for the TriActiv device, which allowed commercial sale of the product in the European Union. In the U.S., we received clearance from the FDA in March 2005, allowing commercial sale of the TriActiv System in the United States. For the TriActiv FX, the second-generation embolic protection device, we completed a U.S. clinical trial registry, the ASPIRE (Angioplasty in SVGs with Post Intervention Removal of Embolic Debris) in March 2006. Enrollment in the ASPIRE study began in our third quarter of fiscal 2005 and was completed in November 2005. The data from the study supported U.S. FDA clearance for an SVG indication which was received in July 2006. We received U.S. FDA 510(k) clearance of the QuickCat in March 2006 and for the ThromCat in April 2006.

The Angio-Seal product line has both CE Mark and FDA approval. St. Jude Medical is responsible for all future international submissions and FDA pre-market approval application supplements for the Angio-Seal.

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

Any products we manufacture or distribute pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA, including product validations, recordkeeping requirements, post-market surveillance, and reporting of adverse experiences with the use of the device. As a device manufacturer, we are required to register our manufacturing facility with the FDA and list our devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The Federal Food, Drug, and Cosmetic Act requires devices to be manufactured in accordance with Quality System Regulations which impose certain procedural and documentation requirements with respect to design, manufacturing and quality assurance activities. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations in the future and any failure to comply with such laws or regulations could have a material adverse effect upon our ability to do business. Currently and for the known future, there are no environmental laws or regulations that will require a significant investment in capital expenditures and therefore we do not expect our earnings or competitive position to be affected by such laws or regulations.

Employees

As of August 24, 2006, we had 356 employees, including 176 employees in operations, 102 employees in research and development and clinical and regulatory affairs, 31 employees in finance and administration and 47 employees in sales and marketing, including five employees in Europe. All of our U.S. employees are located at our facilities in Exton, Pennsylvania, with the exception of five research clinical specialists, 21 sales representatives, 11 sales clinical support staff and 2 members of the sales and marketing senior management located elsewhere throughout the country. We believe that our success depends in large part on our ability to attract and retain employees in all areas of our business.

Corporate Governance and Internet Address

We recognize that good corporate governance is an important means of protecting the interests of our stockholders, employees, customers, and the community. We have closely monitored and implemented relevant legislative and regulatory corporate governance reforms, including provisions of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), the rules of the Securities and Exchange Commission (SEC) interpreting and implementing Sarbanes-Oxley, and the corporate governance listing standards of the NASDAQ Global Select Market (NASDAQ).

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect our business, operating results, financial condition, cash flows and prospects as well as adversely affect the value of an investment in our common stock.

Risks Related to Our Business

The TriActiv FX System, the QuickCat catheter and the ThromCat System endovascular products were recently introduced or gained regulatory approval in the United States. If any or all of these three products fail to gain or lose market acceptance, our business will suffer.

We expect that sales of the TriActiv FX System, the QuickCat catheter and the ThromCat system in the United States will account for a significant portion of our revenue in the foreseeable future. Because of their recent commercial introduction and/or regulatory approval, these three products have limited product and brand recognition. We do not know if these products will be successful over the long term. Market acceptance of the three products may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of the products compared to alternative procedures. We have no current plans to conduct such comparative studies. In addition, demand for the products may not increase as quickly as we expect. Failure of the products to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

We may not be able to obtain the necessary regulatory approvals for the TriActiv ProGuard System or any future generations of the endovascular product platform in the United States.

The FDA has not cleared the TriActiv ProGuard System in carotid stenting procedures for marketing nor have we completed the required clinical trials and/or regulatory submissions. Prior to granting approval for commercial sale or for the commencement of clinical trials on the ProGuard and other future generations of the device, the FDA may require clarification of information provided in our regulatory submissions, more information or more clinical studies. If granted, FDA approval may impose limitations on the uses for which our products may be marketed or how our products may be marketed. Should we experience delays or be unable to receive clearance from the FDA, our growth prospects will be diminished.

We may not be successful commercializing current or future generations of our endovascular product platform through a direct sales force.

We will commercialize the TriActiv FX System, which has only recently been approved for sale in the United States, as well as future generations our endovascular product line through a direct sales force. We may not be able to successfully recruit, develop and train our own sales force to sell and market the TriActiv FX System, the QuickCat catheter, the ThromCat™ Device, the ProGuard™ Device or other future generations of the endovascular product platform. We began the development of a direct sales and marketing force in fiscal 2005 and must continue to develop and expand this force. We had no prior experience hiring or training a sales and marketing force and may not be able to expand and maintain such a team with adequate technical expertise and which is capable of supporting distribution. If we are unable to successfully commercialize current or future generations of our endovascular devices, our growth prospects will be diminished.

We derive a substantial majority of our revenues from only three customers.

A substantial majority of our total revenues are derived from only three customers. Royalty income from, and sales of biomaterials to, St. Jude Medical associated with the Angio-Seal represented approximately 57% of our total revenue for fiscal 2006 while sales of biomaterials products to Arthrex, a distributor of orthopaedic products, represented approximately 22% of total revenues and royalty income from, and sales of biomaterials products to Orthovita represented approximately 10% of total revenue for fiscal 2006. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the Angio-Seal from customers of St. Jude Medical. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers and to the risk that the loss of a major customer would adversely affect our results of operations. Our relationship with these customers is subject to change at any time.

We anticipate that a substantial portion of our revenues will continue to come from the Angio-Seal, which is manufactured, marketed and distributed by St. Jude Medical.

Under our license agreements with St. Jude Medical, the Angio-Seal is manufactured, marketed and sold on a worldwide basis by St. Jude Medical. Two of our significant sources of revenue for the future are expected to be sales of collagen to St. Jude Medical for use in the Angio-Seal and royalty income from the sale of the Angio-Seal product line. Our success with the Angio-Seal depends in part on the time, effort and attention that St. Jude Medical devotes to the Angio-Seal product line and on their success in manufacturing, marketing and selling the Angio-Seal product line. Under the terms of our agreements with St. Jude Medical, we have no control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. St. Jude Medical can terminate the license agreement for any reason upon 12 months notice. At such time, all sales and marketing, manufacturing and distribution rights to the Angio-Seal would be returned to us. St. Jude Medical may not successfully pass future inspections of its manufacturing facility or adequately perform its manufacturing, marketing and selling duties. Any such failure by St. Jude Medical may negatively impact Angio-Seal unit sales and therefore reduce our royalties.

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

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Datascope Corporation, Perclose, Inc. (a subsidiary of Abbott Laboratories) and Vascular Solutions, Inc., amongst other smaller competitors. The majority of vascular sealing is performed through manual compression, which represents our primary competition. The TriActiv System is currently commercially available in the United Sates and Europe where our competitors include Boston Scientific Corporation, Johnson and Johnson, Inc., Medtronic, Inc. (which owns Percu-Surge, Inc.) and Abbott Laboratories, among others.

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

Our customers, and licensees, including St. Jude Medical’s and our international sales are subject to a number of risks that could harm future international sales of Angio-Seal and our ability to successfully commercialize new products in international markets.

Many of our customers sell products internationally, additionally St. Jude Medical sells the Angio-Seal product line internationally and pays us a royalty on each unit sold. We also sell the TriActiv device, as well as some of our other products, in the international markets. Our sales and royalties from international sales of the Angio-Seal product line by St. Jude Medical and our revenues from our other international sales are subject to several risks, including:

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

Any acquisitions, including our acquisition of IntraLuminal Therapeutics in May 2006, that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

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

Our operating results have varied significantly from quarter to quarter in the past and are likely to vary substantially in the future as a result of a number of factors, some of which are not in our control, including:

•	market perception and customer acceptance of our products;

•	market perception and acceptance of our customer’s products;

•	our efforts to increase sales of our biomaterials products;

•	our efforts to commercialize our endovascular products through our existing and developing sales force;

•	our efforts to gain CE Mark and FDA approval for future generations of endovascular devices;

•	the loss of significant orders;

•	changes in our relationship with St. Jude Medical;

•	our establishment of strategic alliances or acquisitions;

•	timely implementation of new and improved products;

•	delays in obtaining regulatory approvals;

•	reimbursement for our products;

•	increased competition; and

•	litigation concerning intellectual property rights in the medical device industry.

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

Risks Related To Our Securities

The trading price of our common stock is likely to fluctuate substantially in the future.

The trading price of our common stock may fluctuate widely as a result of a number of factors, some of which are not in our control, including:

•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;

•	quarter to quarter variations in our operating results;

•	announcements regarding clinical activities or new products by us or our competitors;

•	general conditions in the medical device industry;

•	changes in our own forecasts or earnings estimates by analysts;

•	our customers and licensees’ ability to meet or exceed the forecasts or expectations of analysts or investors;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many medical device companies; and

•	general economic conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In August 2004, we started construction of a new facility in Exton, Pennsylvania, two miles from our previous location and we completed construction of the facility in August 2006. The new facility is a 202,500 square foot shell and has 175,500 square feet of interior fit-out. Over the past eight months all employees have transitioned to the new facility. We also lease a small office space in Eschborn, Germany for our Germany subsidiary. See the discussion of our new facility and charges taken related to the transition to such facility in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Liquidity and Capital Resources”.

ITEM 3. LEGAL PROCEEDINGS

From time to time, in the normal course of business, we are a party to various legal proceedings. We do not expect that any currently pending proceedings will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2006, the Company held a Special Meeting of Stockholders. The purpose of the meeting was to consider and approve the Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan. The stockholders voted not to approve the Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan. The following summarizes the voting results for such actions:

	Number of Votes For	Number of Votes Withheld	Number of Votes Against	Abstentions	Broker Non-Votes
To approve the Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan	3,819,127	—	6,223,152	15,256	—

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC, under the symbol “KNSY” and has been traded publicly since our initial public offering in December 1995. The following table sets forth the high and low sale prices per share of our common stock as reported by the NASDAQ system for the periods indicated.

	High	Low
Fiscal Year Ended June 30, 2005
First Quarter	$34.71	$22.16
Second Quarter	35.54	24.34
Third Quarter	34.00	25.65
Fourth Quarter	30.97	24.72

Fiscal Year Ended June 30, 2006
First Quarter	$33.26	$28.77
Second Quarter	30.22	21.98
Third Quarter	28.60	22.66
Fourth Quarter	33.02	25.11

On August 31, 2006, the last reported sale price of our common stock in the NASDAQ Global Select Market was $27.08 per share. As of August 31, 2006, there were 66 record owners of our common stock. There were also approximately 9,000 beneficial owners of the shares of our common stock at that date.

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

On March 16, 2005, we announced a new program under which an additional 400,000 issued and outstanding shares of our Common Stock were approved for repurchase by the Board of Directors. As of June 30, 2005, we had repurchased and retired 103,133 shares of Common Stock under this new program at a cost of approximately $2.7 million, or an average market price of $26.58 per share, using available cash. At June 30, 2005, there were 296,867 shares remaining for repurchase under this program. This plan was scheduled to expire on September 30, 2005, but it has been extended indefinitely until terminated by our Board of Directors. During the quarter ended December 31, 2005, we repurchased and retired 20,000 shares of Common Stock at a cost of $441,000, or an average market price of $22.05 per share, using available cash. There were no repurchases under the program during the remaining six months ended June 30, 2006 leaving 276,867 shares remaining for repurchase under this program.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended June 30, 2006, 2005, 2004, 2003, and 2002. The selected financial data for each such fiscal year listed below has been derived from our consolidated financial statements for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 2006, 2005, and 2004 is included elsewhere herein. The following data for fiscal years 2006, 2005, and 2004 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.

	Fiscal Year Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of Income Data:
Revenues:
Net sales	$37,878	$40,370	$36,361	$27,072	$17,502
Research and development	—	253	688	963	765
Royalty income and other	22,519	20,753	21,166	16,317	10,761

Total revenues	60,397	61,376	58,215	44,352	29,028

Operating costs and expenses:
Cost of products sold	20,645	17,654	16,084	12,153	8,214
Research and development	18,990	15,131	16,411	14,490	10,783
Selling, general and administrative	17,260	11,795	8,702	7,444	4,670

Total operating costs and expenses	56,895	44,580	41,198	34,087	23,667

Income from operations	3,502	16,796	17,017	10,265	5,361

Other income (expense):
Net interest income	972	1,249	1,062	1,070	1,693
Other non-operating income (loss)	82	45	16	1	(15)

Total other income - net	1,054	1,294	1,078	1,071	1,678

Income before income tax expense	4,556	18,091	18,095	11,336	7,039
Income tax expense	(838)	(5,159)	(5,144)	(2,549)	(2,428)

Net income	$3,718	$12,931	$12,951	$8,787	$4,611

Basic earnings per common share	$0.32	$1.13	$1.14	$0.81	$0.43

Diluted earnings per common share	$0.30	$1.06	$1.06	$0.76	$0.41

Weighted average common shares outstanding	11,494	11,412	11,403	10,828	10,666

Diluted weighted average common shares outstanding	12,319	12,185	12,168	11,498	11,256

		June 30,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and short-term investments	$27,128	$44,889	$61,096	$48,412	$31,874
Inventory	7,198	5,658	3,482	3,481	2,519
Working capital	44,348	58,146	72,742	59,394	41,644
Total assets	130,191	115,674	101,237	85,839	66,980
Long-term obligations	8,000	—	—	219	1,330
Total stockholders’ equity	113,192	103,853	94,424	79,550	61,567

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

Net Sales. Net sales is comprised of sales of our biomaterials and endovascular products.

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

The biomaterials component of net sales, which comprises 97% of total net sales, represents the sale of our biomaterials products to customers for use in the following markets: orthopaedics (sports medicine and spine), cardiology, drug/biologics delivery, periodontal and general surgery. The two most significant components of our biomaterials sales are our orthopaedic product sales and the absorbable components of the Angio-Seal, supplied to St. Jude Medical. Our orthopaedic product sales consist primarily of sales to Arthrex, a privately held orthopaedics company for which we manufacture a wide array of sports medicine products and Orthovita, a publicly held orthopaedic biomaterials company. We began working with Arthrex in fiscal 1998 and have since provided Arthrex with many varied sports medicine products for commercial distribution. During fiscal 2004, we sold our first bone grafting and spine products to Orthovita, VITOSS FOAM strips and cylinders, and in fiscal 2005, provided additional product lines for Orthovita (VITOSS scaffold FOAM Shapes and Pack). Below is a table showing the trends in our Angio-Seal component and orthopaedic sales from fiscal 2005 to fiscal 2006 as a percentage of our total biomaterials sales:

	Percentage of Total Biomaterials Sales
Product	Fiscal 2006	Fiscal 2005
Orthopaedic Products	56%	53%
Angio-Seal Components	40%	40%

Orthopaedic products sales increased as a percentage of total biomaterials sales to 56% in fiscal 2006 from 53% in fiscal 2005. Arthrex sales increased 5% from fiscal 2005 to fiscal 2006. During fiscal 2006, additional product lines were developed and made commercially available, which increased our sales volume to Arthrex during the fiscal year. We continue to work with Arthrex in developing new products as well as adding to their current product lines. We expect growth in sales to Arthrex to continue in fiscal 2007. During fiscal 2006, we initiated business with two major orthopaedic customers, which resulted in product launches during the fiscal year. Sales to these new orthopaedic customers generated $2.3 million in sales during our third and fourth quarters of fiscal 2006. We anticipate continued sales to these new customers during fiscal 2007.

Our increase in sales to Arthrex and product launches for two new orthopaedic customers were offset by a $4.0 million, or 55%, decrease in Orthovita sales in our fiscal 2006 from fiscal 2005. As anticipated and previously reported, this decrease in sales to Orthovita is related to Orthovita Vitoss Foam™ product launches in fiscal 2004 and fiscal 2005. The large volume of products shipped to Orthovita in the prior years continued to flow through the distribution channels throughout fiscal 2006. Although our sales to Orthovita decreased year over year, Orthovita’s end user sales of the Vitoss Foam™ products are strong as they increased 45% in fiscal 2006 over fiscal 2005. We are starting to see growth in shipments to Orthovita as evidenced by combined third and fourth quarter fiscal 2006 sales to Orthovita of $2.2 million compared to combined first and second quarter sales of $1.1 million. We anticipate a return to growth in our Vitoss Foam™ product sales for fiscal 2007.

Angio-Seal component sales as a percentage of total biomaterials sales are consistent with fiscal 2005 percentages. Sales of the collagen plug component decreased by 1% to $12.7 million dollars for the fiscal year ended June 30, 2006 as compared to $12.9 million in the fiscal year ended June 30, 2005. The absorbable polymer anchor component decreased 31% to $2.0 million for the fiscal year ended June 30, 2006 as compared to $2.9 million in the fiscal year ended June 30, 2005. This decline was the result of our supply of prior year increased requirements to St. Jude Medical related to their capacity for a certain new version of the Angio-Seal anchor. Going forward, we anticipate consistency in the volume of anchor component supply as the supply level has been formalized under our Supply Agreement with St. Jude Medical, which was effective on June 30, 2005. Under the Supply Agreement, St. Jude Medical is required to purchase at least 30% of their polymer anchor requirements from us.

The future of this portion of our biomaterials sales is dependent upon the continued success of the Angio-Seal device in the vascular closure market. Today we estimate that the Angio-Seal device has approximately 65% of this market based on end-user sales of approximately $322 million in the fiscal year ended June 30, 2006. The Angio-Seal market share may be impacted by future competition in this market or new technologies introduced to address diagnostic or therapeutic treatment of diseased coronary arteries.

Overall, with the combination of our Supply Agreement with St. Jude Medical, anticipated continued growth in Angio-Seal end user sales, expected growth in the Arthrex sports medicine product business, the products launched with our new customers, expected growth in the Orthovita Vitoss Foam™ sales, and other new business opportunities, we expect growth in our overall biomaterials sales in fiscal 2007. Due to greater market acceptance of biomaterials based products, we have been able to expand our customer and product base by initiating new partnerships within the medical device industry, as well as expanding the product lines for our current customers.

Endovascular. Our endovascular product line sales began with the TriActiv Embolic Protection System in Europe in fiscal 2002 and has evolved to include the current product offering of the TriActiv FX system, the QuickCat catheter and the ThromCat device in the U.S. and Europe. We are selling these products in the U.S. through our new endovascular division responsible for direct sales and marketing. We believe our direct strategy in the endovascular markets will allow us to maximize our return with our TriActiv technology.

In the U.S., we launched the TriActiv System after receiving FDA clearance in March 2005. Late in our third quarter fiscal 2006, we launched another product within our endovascular product line, the QuickCat™ catheter, an aspiration catheter indicated for the removal of fresh soft emboli and thrombi (blood clots) from vessels in the arterial system. Sales of these two endovascular products in the U.S. were $895,000 during the year ended June 30, 2006, which included $305,000 of QuickCat™ Catheter sales alone. Subsequent to year end, in July 2006, we received 510(k) clearance of the TriActiv® FX™ System, an enhanced design with more ease-of-use features than the previous generation. We launched this product in July 2006. While we received 510(k) approval for our ThromCat™ device during the fourth quarter of fiscal 2006, our product launch is anticipated in October of 2006. The ThromCat™ device is a fully disposable mechanical catheter system that incorporates a technology to flush, macerate, and extract thrombus.

We are forecasting significant sales growth for our U.S. endovascular products in fiscal 2007 based on availability and greater acceptance by the medical community of our new FX system SVG embolic protection product, a continuation of the notable reception of the QuickCat™ device in our fourth quarter of fiscal 2006, as well as the launch of the ThromCat™ device in the first half of fiscal 2007.

In Europe, where we sell direct in Germany and via distributors throughout the rest of Europe, the TriActiv System was commercially launched in May 2002. We launched the second-generation of the TriActiv System, the TriActiv® FX in Europe in April 2005. We received CE Mark approval for the QuickCat catheter in July 2006 and await ThromCat approval which is anticipated during the second quarter of fiscal 2007. In addition, the ProGuard System for carotid artery embolic protection is expected to gain CE Mark approval by the end of the second quarter of fiscal 2007. TriActiv sales in Europe were $284,000 for the fiscal year 2006, a 7% decrease from the prior fiscal year. European interventional procedures in SVGs have been substantially lower than analysts’ or the company’s estimates previously indicated. This has resulted in lower than anticipated product sales for the TriActiv SVG application in Europe. However, we believe the addition of the three additional products during fiscal 2007, adding thrombus removal as well as a carotid application to the offering, will improve the total sales of endovascular products in the European community.

Total worldwide endovascular sales were approximately 3% of our total sales in the fiscal year ended June 30, 2006 compared to 1% in the fiscal year ended June 30, 2005. We anticipate endovascular sales will become a more significant component of net sales during fiscal 2007 and beyond as we increase our sales of the product in the U.S. market, gain new customers in the European and Asian markets and introduce new versions and applications of the product in both the U.S. and Europe.

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

We had no grant revenue in fiscal 2006 and do not project grant revenue in fiscal 2007.

Royalty Income. Our royalty income primarily consists of royalties received from St. Jude Medical and Orthovita. Royalties from St. Jude Medical are earned on Angio-Seal worldwide net sales. We anticipate sales of the Angio-Seal device will grow in fiscal 2007, with forecasted continued procedure growth and as St. Jude Medical continues to expand its sales and marketing efforts and launch new generations of the product. Under our License Agreement with St. Jude Medical, there was a final contractual decrease in the royalty rate, to 6% from 9%, upon reaching four million cumulative units sold. This final rate reduction occurred in April 2004. Royalty income from St. Jude increased $1.1 million, or 6%, in fiscal 2006 compared to fiscal 2005. We expect that royalty income from the Angio-Seal device will continue to be a significant source of revenue for the foreseeable future. As of June 30, 2006, approximately 7.6 million Angio-Seal units had been sold.

Under our March 2003 agreement with Orthovita to co-develop and commercialize the Vitoss Foam products, we receive a royalty on Orthovita’s end-user sales of all such Vitoss foam products. In addition, in August 2004 we acquired the proprietary rights of a third party, an inventor of the VITOSS technology, for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, the Company receives an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VITOSS technology up to a total royalty to be received of $4.0 million, with $3.0 million remaining at June 30, 2006.

We received our first royalty under these agreements in the third quarter of fiscal 2004, when Orthovita launched its initial bone grafting and spinal product lines, Vitoss scaffold foam STIRPS and CYLINDERS. Royalty income from Orthovita has increased since that time as Orthovita has launched three additional product lines, Vitoss scaffold foam FLOW, SHAPES and PACK in June and October of 2004 and May of 2005, respectively. We believe the unique technology associated with the Vitoss Foam products and the growing spine market will result in the Orthovita component of our royalty income becoming more significant over the next fiscal year and beyond. Total royalty income received from Orthovita in fiscal 2006 was $2.9 million.

Cost of Products Sold. Our gross margin percentage in fiscal 2006 was 45% compared to 56% in fiscal 2005. Cost of goods sold in fiscal 2006 and 2005 included an accelerated depreciation charge of $2.2 million and $440,000, respectively, related to our transition to our new facility. Fiscal 2006 also includes moving costs of $305,000. Both the accelerated depreciation change and the moving expenses related to the transition to our new facility (see Item 2 above and Liquidity and Capital Resources below). In addition, we incurred $179,000 in equity compensation expense recorded costs of products sold during fiscal 2006 (see the Consolidated Financial Statements and Note 1 and “Liquidity and Capital Resources” below). The effect of these transition and equity compensation expenses on fiscal year 2006 and 2005 was a decrease to our gross margin percentage of approximately 8% and 1% respectively. Excluding the effect of these charges, we would have experienced a decrease in gross margin during fiscal 2006 of approximately 4%. The decline in our gross margin was directly related to several factors, specifically, obsolescence charges for process and raw material changes on one specific collagen product, unfavorable manufacturing variances related to production start-up of three new products within the endovascular product line as well as two new orthopaedic product line launches. In addition, there was an increase in personnel expenses in anticipation of the endovascular product launches. We anticipate the gross margin on our biomaterials products will continue to improve with process improvements and continued increased sales volume. Occasionally offsetting efficiencies gained as products mature, are the margins achieved on new product launches, which are often minimal related to start-up process inefficiencies and learning curves. We initiated two new product lines during fiscal 2006 in our orthopaedic product line. During the initial phases of production of these product lines we incurred higher costs due to the learning curve associated with initiating these new products.

While we anticipate continued improvement in the gross margin on some of our mature biomaterials product lines, these improvements will be offset by initial low margins of approximately 35% to 40% on the endovascular product line, associated with low volumes and start-up inefficiencies, as we experienced during the fourth quarter of fiscal 2006. Our engineering teams are also working on process improvements and automation of production of the current endovascular products and we anticipate margins will come in line with our overall product mix during late fiscal 2007 and into fiscal 2008. As a result of our expanding product mix for fiscal 2007, we believe our total gross margin, across all product lines, will be improved over fiscal 2006, although with enhancements being made to our endovascular products there may be more obsolescence charges incurred during fiscal 2007.

Research and Development Expense. Research and development expense consists of expenses incurred for the development of our proprietary technologies, such as the endovascular products, absorbable and nonabsorbable biomaterials products and technologies, and other development programs. Included in fiscal 2006 research and development expenses are an acceleration of depreciation charge of $1.4 million and moving costs of $169,000, both of which were associated with the transition to the new facility (see Item 2 above and Liquidity and Capital Resources below). In addition, we incurred $853,000 in equity compensation expense recorded as research and development expense during fiscal 2006 (see the Consolidated Financial Statements and Note 1 and “Liquidity and Capital Resources” below).

Included in research and development expense for fiscal 2006 were the costs of our completed U.S. clinical trial registry, the ASPIRE (Angioplasty in SVGs with Post Intervention Removal of Embolic Debris) Clinical Study, on the next generation TriActiv System, the TriActiv FX® System. The study commenced in March 2005 and completed enrollment in November 2005.

In addition, in November 2005, we commenced a European Pilot Study to support a CE Mark application for a new version of the TriActiv® Embolic Protection System for carotid stenting procedures. The trial utilized a new version of the TriActiv® System product line, which incorporates Local Flush and eXtraction (LFX™) technology designed for use in branched arteries, such as those of the carotid blood vessels, the TriActiv® ProGuard™ System. This device incorporates three features designed to reduce the incidence of embolic stroke during carotid stenting procedures - a balloon protection guidewire, a flush catheter, and an automated extraction system to remove debris.

Clinical efforts in pursuit of FDA approval and continuing development of future generations of our endovascular products, as well as our continued development of proprietary biomaterials products and technologies, require significant research and development expenditures. We anticipate research and development expense, including additional clinical trials, will increase as we pursue commercialization of future generations of the TriActiv System in the U.S., and explore opportunities for other indications related to the TriActiv System, as well as our other technologies, including the continued development of proprietary biomaterials technologies.

While we believe research and development expenditures will increase in dollars, we believe that they will decrease as a percentage of total revenue. Research and development expense was 31% of total revenues for the fiscal year ended June 30, 2006, or 29% excluding the effect of accelerated depreciation and moving costs, which will not be incurred in fiscal 2007.

Selling, General and Administrative. Selling, general and administrative expenses include the costs of our finance, information technologies, human resource and business development departments, as well as costs related to the sales and marketing of our products. We also recorded an acceleration of depreciation charge and moving expenses related to the transition to our new facility (see Item 2 above and Liquidity and Capital Resources below) of $603,000 and $70,000, respectively, in our fiscal year ended June 30, 2006. In addition we incurred $1.3 million in equity compensation expense recorded as selling, general and administrative expenses during fiscal 2006 (see our Consolidated Financial Statements and Note 1 and “Liquidity and Capital Resources” below).

The general and administrative component has increased over the same period in fiscal 2005. This increase is a result of the overall growth of our business and the administrative requirements to support such growth, such as personnel expenses, including an increase of $725,000 in equity compensation expense due to the adopton of SFAS No. 123(R), Share-Based Payment and expenses incurred related to compliance with new SEC and corporate governance regulations. Growth in the business has increased the requirements for planning, tracking and administrating sales of the endovascular products direct to the market.

The sales and marketing component of selling, general and administrative consists of expenses in the U.S. and in Europe related to the direct commercialization efforts for the endovascular products in both locations. We have a forty-two person endovascular sales and marketing team in the U.S. and a five person sales and marketing team headquartered at our European subsidiary, Kensey Nash Europe GmbH. These teams are selling and marketing the product direct in the U.S. and German markets and, in Europe, the team supports our distributor relationships in the rest of Europe and in Asia.

Our sales and marketing expenses have increased in fiscal 2006 over the same period in fiscal 2005. This increase related primarily to costs associated with building the new U.S. endovascular direct sales force as well as marketing campaigns for launching our new endovascular products, including the TriActiv FX® and the QuickCat™ devices. We anticipate sales and marketing expenses will continue to increase in fiscal 2007 over fiscal 2006 as we expand our sales and marketing efforts of the endovascular product lines, both in the U.S. and in Europe. We are also continuing to expand our marketing efforts for our biomaterials business.

Income Tax Expense. Our effective income tax rate was approximately 18.4% for fiscal year 2006, 28.5% for the fiscal year 2005 and 28.4% for the fiscal year 2004. Our fiscal 2006 effective income tax rate includes tax benefits for research and development tax credits and non-taxable interest income (See Note 9 and our consolidated financial statements included in this Form 10-K). We are forecasting an effective tax rate for fiscal 2007 of approximately 30%.

Income Before Taxes. Income Before Taxes decreased $13.5 million from $18.1 million in fiscal 2005 to $4.6 million in fiscal 2006. This large decrease in income related primarily to an increase in expenses, rather than a decrease in revenue. Total revenue only decreased $979,000 in fiscal 2006 from fiscal 2005. A significant portion of the decrease in income was related to a $3.9 million increase in facility transition charges for the move to the new facility (see Item 2 above and Liquidity and Capital Resources) as well as a $1.6 million dollar increase in equity compensation due to the adoption of SFAS 123(R) (see Note 1 to the Consolidated Financial Statements of the Company). In addition, excluding the increase in transition costs and equity compensation expense, there was a $3.6 million and $2.0 million increase in sales and marketing and research and development expenses, respectively. Both of these increases are directly related to our endovascular product line. As stated above, the increase in sales and marketing expense related directly to building the new U.S. endovascular direct sales force as well as marketing campaigns for launching our new endovascular products. Research and development expense increased primarily due to clinical efforts for and development of products within the endovascular product line. See Results of Operations - Comparison of Fiscal Years 2006 and 2005 for more details.

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

Royalty Revenue. Royalty revenue is recognized as the related product is sold. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. (see Note 1 to the Consolidated Financial Statements of the Company – Revenue Recognition).

Accounting for Stock-Based Compensation. Through the end of fiscal 2005, we accounted for stock-based compensation costs under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148), which permitted (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We accounted for our stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represented the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee must pay for the stock. Our policy is to grant stock options at the fair market value at the date of grant. Therefore, we had not recognized any compensation expense for options granted to employees through June 30, 2005. Options granted to non-employees, as defined under SFAS 123, (as amended by SFAS 148) and EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, were and continue to be recorded as compensation expense over the contractual service period using the fair market value method in accordance with SFAS 123, which requires using the Black-Scholes option pricing model to determine the fair market value of the option at the original grant date. We granted options to non-employee, outside consultants during fiscal 2003 and 2004 (see Note 10 to the Consolidated Financial Statements of the Company). We account for non-vested shares to non-employee members of the Board of Directors and executive officers using the intrinsic value method in accordance with APB 25. We granted non-vested shares to members of the Board of Directors and executive officers during fiscal 2004, 2005, and 2006 (see Note 16 to the Consolidated Financial Statements of the Company).

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)) which amended SFAS 123 and APB 25 and requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement was effective for the Company as of the first interim period beginning after June 15, 2005, which was the quarter ended September 30, 2005. Effective July 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and nonvested stock awards.

Stock Options. Stock options granted to employee and non-employee members of our Board of Directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is calculated under the Black-Scholes option-pricing model. See Note 15 to the financial statements included in this Form 10-K for additional information.

Nonvested Shares. All nonvested shares granted to executive officers, management and non-employee members of our Board of Directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is based upon the closing price of our common stock on the date of grant. See Note 16 to the financial statements included in this Form 10-K for a discussion of nonvested stock awards granted to the non-employee members of our board of directors, our executive officers and certain of our other management. We have implemented a practice of granting nonvested shares to the members of our board of directors as well as to our executive officers, as permitted under our stock option plans, as a component of board and executive officer compensation arrangements. In response to growing industry concerns related to the effect of expensing stock options, we diversified our compensation arrangements to reduce the number of total equity shares granted to board members, executive officers and management team. The compensation arrangements now include the granting of nonvested shares as well as, for executive officers and other management team members, a greater component of incentive cash compensation, with a lesser emphasis on options. The first nonvested shares were granted to our board of directors in December 2003, the first nonvested shares to executive officers were granted in July of 2004 and the first nonvested shares to other management were granted in September 2005.

Non-Employee Stock Options. Options granted to non-employee outside consultants, as defined under SFAS 123 (R), are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is calculated under the Black-Scholes option-pricing model. See Note 10 to the financial statements included in this Form 10-K for a discussion of options granted to non-employee outside consultants in July 2003 and October 2002.

Derivative Instruments and Hedging Activities – On May 25, 2006, we entered into a $35 million aggregate ten-year fixed interest rate swap agreement (the swap), with Citibank, N.A., to manage the market risk from changes in interest rates under a Secured Commercial Mortgage (See Note 7). This Swap is a derivative instrument classified as a cash flow hedge in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, No. 138 and No. 149 and is recorded in the Consolidated Balance Sheet at fair value. We recognize all derivatives as either assets or liabilities in the balance sheet, depending on our rights or obligations under the applicable derivative contract, and measure those instruments at fair value. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (OCI), depending on if the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. The effective portion of the interest rate swap gains or losses, due to changes in fair value, are recorded as a component of OCI and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. We utilize the Hypothetical Derivative Method in determining hedge effectiveness each period. Transactions that would cause ineffectiveness and result in reclassifying the ineffective portion into current earnings would include the prepayment of the Secured Commercial Mortgage and/or our election of the Prime interest rate option. Interest expense is recorded in earnings at the fixed rate set forth in the swap agreement.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated due to uncollectibility. We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, significant one-time events and historical experience with each customer. Also, we record additional reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to specific customers change, our estimates of the recoverability of receivables would be adjusted. We believe our allowance at June 30, 2006 was sufficient to cover all existing accounts receivable.

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

Results of Operations

Comparison of Fiscal Years 2006 and 2005

The following table summarizes our operating results for the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005:

	Fiscal Year Ended				Percent Change from FY 05 to FY 06
	June 30, 2006 ($ millions)	% of Total Revenues	June 30, 2005 ($ millions)	% of Total Revenues
REVENUES:
Total Revenues	$60.4	100%	$61.4	100%	(2)%
Net Sales	$37.9	63%	$40.4	66%	(6)%
Royalty Income	$22.5	37%	$20.8	34%	9%
EXPENSES:
Cost of Products Sold	$20.6	34%	$17.7	29%	17%
Research & Development Expense	$19.0	31%	$15.1	25%	26%
Selling, General & Administrative Expense	$17.3	29%	$11.8	19%	46%
INTEREST INCOME:	$1.0	2%	$1.3	2%	(17)%
NET INCOME:	$3.7		$12.9		(71)%

Total Revenue and Net Sales. Total revenues decreased 2% to $60.4 million in fiscal 2006 from $61.4 million in fiscal 2005.

Net sales of products decreased 6% to $37.9 million for fiscal 2006 from $40.4 million for fiscal 2005. Sales of our biomaterials products decreased 8% in fiscal 2006 over fiscal 2005. The decrease in biomaterials sales was primarily attributable to a 55% decrease in product sales to Orthovita, which were $3.2 million in fiscal 2006 compared to $7.2 million in fiscal 2005. As anticipated and previously reported, this decrease in sales to Orthovita is related to Orthovita Vitoss Foam™ product launches in the prior year and in fiscal 2004which continued to flow through the distribution channels throughout fiscal 2006. Although our sales to Orthovita decreased year over year, Orthovita’s end user sales of the Vitoss Foam™ products are strong as they increased 45% in fiscal 2006 over fiscal 2005. We are also starting to see a return to growth in shipments to Orthovita as evidenced by combined third and fourth quarter fiscal 2006 sales to Othovita of $2.2 million compared to combined first and second quarter sales for the same year of $1.1 million. Cardiology product sales to St. Jude Medical, our largest cardiology customer, were $14.7 million compared to $16.3 million in the prior year, due to an $895,000 decrease in polymer anchor sales, a $171,000 decrease in collagen plug sales and a $460,000 decrease in development revenue related to research and development performed for two new collagen plug product enhancements in the prior year. Offsetting these decreases was a 7% increase, or 889,000, in orthopaedic sports medicine sales from fiscal 2005 to fiscal 2006 mainly related to sales of sports medicine products to Arthrex, which increased 5%, or $632,000. Additionally, we had $2.3 million in spine product sales to new orthopaedic customers launching new product lines during fiscal 2006. In addition, endovascular sales of approximately $1.2 million, increased 128% from the prior year. This increase was due to sales in the U.S. of $895,000 and sales in Europe of $284,000. Endovascular sales represented 3% of our total sales in fiscal 2006.

Research and Development Revenue. There were no research and development revenues in fiscal 2006 compared to $253,000 of revenues in fiscal 2005. The research and development revenues for fiscal 2005 consisted of amounts generated under our NIST synthetic vascular graft development grant, which concluded in September 2004.

Royalty Income. Royalty income increased 9% to $22.5 million for fiscal 2006 from $20.8 million for fiscal 2005. Angio-Seal royalty income increased 6% to $19.6 million from $18.5 million in fiscal year 2006 and 2005, respectively. Royalty units increased 8%, as approximately 1.7 million Angio-Seal units were sold to end-users during fiscal 2006 compared to approximately 1.6 million units sold during fiscal 2005. We believe that the increase in units is due to St. Jude Medical’s continued sales and marketing efforts, including the launch of a new version of the Angio-Seal in March 2006, which are resulting in greater market share and overall increased adoption of vascular closure devices in the market. St. Jude Medical’s market share is estimated at 65% in fiscal 2006 and worldwide market penetration of vascular closure devices is estimated at approximately 49% in fiscal 2006. Additionally, total royalty income from Orthovita increased 29% to $2.9 million for fiscal 2006 compared to $2.3 million for the fiscal year 2005. These royalties are received under the March 2003 manufacturing, development and supply agreement between our two companies and the acquisition of the separate VITOSS™ proprietary rights from a third party inventor of the VITOSS™ technology, both of which are discussed above. Also see Note 1 to the Consolidated Financial Statements of the Company – Patents and Proprietary Rights.

Cost of Products Sold.

	Fiscal Year Ended 6/30/06	Fiscal Year Ended 6/30/05	% Change Prior Period to Current Period
Cost of products sold	$20,645,091	$17,654,147	17%
Gross Margin	45%	56%

Cost of products sold increased 17% to $20.6 million in fiscal 2006 from $17.7 million in fiscal 2005 while gross margin decreased from 56% in fiscal 2005 to 45% in fiscal 2006. Related to the transition to our new facility, transition costs as a component of cost of goods sold were $2.5 million compared to $440,000 in the prior fiscal year. Also increasing costs of good sold was equity compensation expense of $179,000 recorded in fiscal 2006, related to the adoption of SFAS 123(R). As mentioned above, gross margin excluding transition and equity compensation expenses was 53% for fiscal 2006 compared to 57% for fiscal 2005, an unfavorable decline of 7% year over year. This trend is partially attributable to decreased volume but also related to late year obsolescence charges for process and raw material changes in one specific collagen product, unfavorable manufacturing variances related to production start-up of three new products within the endovascular product line as well as two new orthopaedic product line launches and a mid-year increase in personnel expenses in anticipation of the endovascular product launches. We believe the endovascular product margins, which are partially offsetting the higher biomaterials product margins, will continue to do so until the manufacturing process for the endovascular product line matures and the start up inefficiencies and learning curve level out.

Research and Development Expenses.

	Fiscal Year Ended 6/30/06	Fiscal Year Ended 6/30/05	% Change Prior Period to Current Period
Research & Development	$18,990,302	$15,130,679	26%
% of Revenue	31%	25%

Research and development expense increased 26% to $19.0 million in fiscal 2006 compared to $15.1 million in fiscal 2005. Research and development expense also increased as a percentage of total revenue to 31% from 25% for the fiscal years ended June 30, 2006 and June 30, 2005, respectively. Included in the research and development expenses was an increase of $1.2 million related to transition costs for the move to the new facility (see Item 2 above and Liquidity and Capital Resources) as well as a $611,000 increase in equity compensation expense due to the adoption of SFAS 123(R) (see Note 1 to the Consolidated Financial Statements of the Company). Excluding the effect of the transition and equity compensation expense increases, research and development increased 14% from fiscal 2005 and was 27% of total revenue. The increase in expenses was primarily due to endovascular spending which increased $2.3 million, or 25%, to $11.3 million in fiscal year 2006 compared to $9.0 million in fiscal 2005. Clinical trial expenses increased 165% to $1.5 million in fiscal 2006 from $559,000 in fiscal 2005 due to increased clinical activity related to the ASPIRE and the European Carotid Pilot studies. Also increasing were personnel expenses ($837,000) including a $409,000 increase in equity compensation related to the adoption of SFAS 123(R), and a $175,000 increase in operational and design costs, all of which support the product line expansion for the endovascular platform. Of the $1.2 million in transition costs relating to research and development, $553,000 was allocated to endovascular research and development.

Biomaterials and other proprietary technologies spending increased $1.6 million to $7.6 million in fiscal 2006 from $6.1 million in fiscal 2005. Biomaterials spending increased due to increased personnel costs of $927,000, including a $202,000 increase in equity compensation related to the adoption of SFAS 123(R), office and facility costs of $775,000 including a $693,000 increase in transition costs, and outside services of $36,000. Offsetting these increases was a decrease in consulting services of $174,000. We expect research and development expenses to increase as we investigate and develop new products, conduct clinical trials and seek regulatory approvals for our proprietary products.

Selling, General and Administrative Expense.

	Fiscal Year Ended 6/30/06	Fiscal Year Ended 6/30/05	% Change Prior Period to Current Period
Selling, general & administrative expense	$17,259,160	$11,794,730	46%
% of Revenue	29%	19%

Selling, General and Administrative Expense. Selling, general and administrative expense increased 46% to $17.3 million in fiscal 2006 from $11.8 million in fiscal 2005. This increase includes $804,000 in equity compensation expense related to the adoption of SFAS 123(R) (see Note 1 to the Consolidated Financial Statements of the Company) as well as $603,000 in transition costs (see Item 2 above and “Liquidity and Capital Resource” below).

Sales and marketing expenses increased $3.9 million to $9.4 million in fiscal 2006 from $5.5 million in fiscal 2005. This increase was the result of our U.S. commercial launch efforts for the endovascular product line, which increased $4.6 million in fiscal 2006 from fiscal 2005. Personnel expenses for the U.S. sales and marketing department increased $2.7 million relating to the building of the endovascular direct sales force and including equity compensation expense of $107,000 related to the adoption of SFAS 123(R). As of June 30, 2006, we had a total of 41 U.S. sales and marketing personnel, including 26 sales representatives and clinical support staff, compared to a total of 24 sales and marketing employees at June 30, 2005 including 12 sales representatives and clinical support staff. Travel costs increased $502,000 due to recruiting and training conducted for the new sales team as well as travel to current and prospective customers and hospitals. In addition, there was an increase of $947,000 in marketing expenses and professional fees related to conventions, advertising expense and a Scientific Advisory Board meeting related to strategic marketing campaigns for the endovascular devices in the U.S. Finally there was an increase in office and facility costs due to an increase in sales and marketing personnel in-house ($432,000) which included $163,000 in facility transition costs.

Offsetting these increased U.S. sales and marketing expenses were our endovascular European sales and marketing costs, which decreased 29%, or $711,000. This decrease was due to a decrease in personnel and related decrease in travel expenses of $350,000, a decrease in clinical trial expenses of $380,000 due to the conclusion of the FIRST Study in December 2004 offset by an increase in marketing efforts of $72,000. The FIRST Study was a study to examine cost effectiveness of the TriActiv System in saphenous vein graft patients to support reimbursement of the product in Europe. Also affecting expenses was a 4% decrease in the foreign currency exchange rate.

General and administrative expenses increased $1.6 million to $7.9 million in fiscal 2006 from $6.3 million in fiscal 2005. This was attributable to increases of $874,000 in personnel costs, including $725,000 in equity compensation expense related to the adoption of SFAS 123(R), $650,000 in facility costs, including rent, electric, and depreciation and $440,000 in transition costs, $45,000 in professional services, and $13,000 in public company expenses, including board compensation and SEC filing fees. Excluding transition costs and equity compensation costs, general and administrative expenses only increased 8%, or $435,000 in fiscal 2006 over fiscal 2005.

Net Interest Income. Interest expense increased $67,000 to $71,000 in fiscal 2006 from $5,000 in fiscal 2005. This was due to the Secured Commercial Mortgage entered into during fiscal 2006 (see Note 7 to the Consolidated Financial Statements of the Company). Interest income decreased by 17% to $1.0 million in fiscal 2006 from $1.3 million in fiscal 2005. This was due to lower cash and investment balances in fiscal 2006 then fiscal 2005 offset by rising interest rates. Our average cash and investment balance for fiscal 2006 was $31.3 million compared to $50.3 million in fiscal 2005. The approximate weighted average interest rate on our portfolio was 3.34% compared to 2.49% in the fiscal years 2006 and 2005, respectively.

Other Non-Operating Income (Expense). Other non-operating income was $82,000 for fiscal 2006 compared to other non-operating expense of $45,000 for fiscal 2005. This increase related primarily to $81,000 of revenue recognized during fiscal 2006 related to a $500,000 opportunity grant we received from the Commonwealth of

Pennsylvania Governor’s Action Team (see “Liquidity and Capital Resources” below, and Note 20 to the Consolidated Financial Statements of the Company) compared to $54,000 recognized in fiscal 2005. The remainder was due to net loss or gain on the sale of fixed assets.

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

Net sales of products increased 11% to $40.4 million for fiscal 2005 from $36.4 million for fiscal 2004. The increase in net sales was primarily attributable to sales of our biomaterials products, specifically our cardiology products, which grew 30% in fiscal 2005 over fiscal 2004. Cardiology product sales to St. Jude Medical, our largest cardiology customer, were $16.3 million compared to $12.8 million in the prior year, due to increased collagen plug revenues, including $540,000 related to the development of two new collagen plug product enhancements. Sales of anchors to St. Jude Medical decreased $282,000 from the prior year. As previously discussed, orthopaedic sales decreased 4%, or $974,000, from fiscal 2004 mainly related to sales of sports medicine products to Arthrex, which decreased 27%, or $4.7 million. This was almost entirely offset by product sales to Orthovita that increased $4.2 million, or 142%, to $7.2 million from $3.0 million in fiscal 2004. In addition, TriActiv sales of approximately $515,000, increased 137% from the prior year. This increase was due to sales in the U.S. of $213,000, following the Company’s April launch of the TriActiv System and first quarter of direct commercial sales in the U.S., and sales in Europe of $303,000, which included sales of the new TriActiv FX, which launched in late March 2005. The TriActiv sales represented just over 1% of our total sales in fiscal 2005.

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

Cost of Products Sold. Cost of products sold increased 10% to $17.7 million in fiscal 2005 from $16.1 million in fiscal 2004 while gross margin was 56% for both periods. Due to our plans to transition to a new facility, an acceleration of depreciation charge (described above) was recorded for $440,000 as a component of cost of goods sold. Offsetting this charge in cost of goods sold were higher margins on our biomaterials products attributable to higher volumes of cardiology product sales, which resulted in manufacturing efficiencies, increased volume in and additional experience on our spine product manufacturing processes, and continued allocation of overhead across greater sales volumes, resulting in a decrease in per unit costs. The higher margins on biomaterials products were slightly offset by lower margins on the TriActiv device related to low volume and the early stage of the manufacturing process. We expect that the TriActiv System margins will continue to be lower than our biomaterials product margins until our manufacturing process matures and volumes increase.

Research and Development Expense. Research and development expense decreased 8% to $15.1 million in fiscal 2005 compared to $16.4 million in fiscal 2004. Research and development expense also decreased as a percentage of total revenue to 25% from 28% for the fiscal years ended June 30, 2005 and June 30, 2004, respectively. The expense reductions were primarily due to the TriActiv System on which spending decreased $1.2 million, or 12%, to $8.9 million in fiscal year 2005 compared to $10.1 million in fiscal 2004. Clinical trial expenses of $557,000 were $2.4 million less in fiscal 2005 than in fiscal 2004, due to the conclusion of the PRIDE clinical trial in March 2004. Clinical trial expenses in fiscal 2005 related to the TriActiv FX ASPIRE study. This decrease was offset by increases in personnel costs, including travel expenses, restricted share and incentive compensation expense ($894,000), facility and office costs, including the acceleration of depreciation charge ($350,000), legal and consulting expenses ($156,000) and operational and design costs ($725,000) associated with new products, specifically the TriActiv ProGuard System and the ThromCat device.

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

General and administrative expenses increased $1.8 million to $6.3 million in fiscal 2005 from $4.5 million in fiscal 2004. This was attributable to increases of $372,000 in personnel costs, including restricted stock expense, $216,000 in facility costs, including rent, electric, but primarily depreciation which increased $170,000 (including a $64,000 acceleration of depreciation charge – described above), $415,000 in professional services, $132,000 in public company expenses, including board compensation and SEC filing fees and $170,000 in bad debt expense. In addition, general and administrative expense for fiscal 2005 includes $477,000 related to the amortization of intellectual proprietary rights acquired in August 2004 (see Note 1—Patents and Proprietary Rights).

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

Sales and marketing expenses increased $1.3 million to $5.5 million in fiscal 2005 from $4.2 million in fiscal 2004. This increase was primarily the result of our U.S. commercial launch efforts for the TriActiv System, which increased $1.4 million in fiscal 2005 from fiscal 2004. Personnel expenses for the U.S. sales and marketing department increased $957,000 relating to the expenses of the Endovascular direct sales force. As of June 30, 2005, we had a total of 24 sales and marketing personnel, including 12 sales representatives, compared to a total of three sales and marketing employees at June 30, 2004. Travel costs increased $241,000 due to recruiting and training conducted for the new sales team as well as post-launch travel to prospective customers/hospitals. In addition, there was an increase of $91,000 in marketing expenses related to pre-launch and post-launch activities such as product training for the new sales team and the creation of marketing materials.

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

Liquidity and Capital Resources

Our cash, cash equivalents and investments were $27.1 million at June 30, 2006, a decrease of $17.8 million from our balance of $44.9 million at the end of our prior fiscal year, June 30, 2005. In addition, our working capital was $44.3 million at June 30, 2006, a decrease of $13.8 million from our working capital of $58.1 million at June 30, 2005.

Operating Activities

Net cash provided by our operating activities was $16.9 million and $12.3 million in the fiscal years ended June 30, 2006 and 2005, respectively. In the fiscal year ended June 30, 2006, we had net income of $3.7 million, a tax benefit from the exercise of stock options of $1.0 million, non-cash employee stock-based compensation of $2.4 million and non-cash depreciation and amortization of $9.6 million. There was a use of cash of $182,000 for an excess tax benefit from share-based payment arrangements and a $207,000 use of cash to pay for the executive officers tax liability related to nonvested shares issued. Cash provided as a result of changes in asset and liability balances was $572,000. The increase in cash related to the change in assets and liabilities was primarily due to a decrease in prepaid expenses ($2.1 million) and a decrease in accounts receivable ($1.1 million). This was partially offset by an increase in inventory ($1.4 million) and an increase in deferred tax asset ($633,000) and a decrease in accounts payable and accrued expenses ($630,000). The decrease in prepaids and other assets primarily related to a decrease in deposits made on equipment ordered for the new facility (see below) in the prior year. The equipment was placed into service during fiscal 2006. The decrease in accounts receivable was due to more timely payments by key customers throughout fiscal 2006. The increase in inventory related to an increase in the build up of endovascular product component parts inventory in preparation for anticipated market launches as well as a stocking of components for one of our primary biomaterial products. The decrease in accounts payable and accrued expenses primarily related to fiscal 2006 payments for services related to fiscal 2005 Sarbanes-Oxley requirements and payments of clinical trial fees in Europe for the FIRST study which was completed in fiscal 2005.

Opportunity Grant

In November 2004, the Company was awarded a $500,000 opportunity grant from the Department of Community and Economic Development of the Commonwealth of Pennsylvania (DCED). This grant was awarded to the Company in recognition of the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant is conditioned upon meeting the following three criteria: (1) the Company will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land, building construction and machinery and equipment within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company will operate at its new facility for a minimum of 5 years. The Company received the cash payment of $500,000 in its third fiscal quarter 2005. Revenue will be recognized as earned over the longest period contained within the grant commitment terms (five years from the date of occupancy of the Company’s new facility). This date of satisfaction of the last grant commitment is expected to be in December 2010. As of June 30, 2006 approximately $135,135 of revenue was recognized to date related to this grant as a component of Other Income. During fiscal 2006, $81,081 of revenue was recognized.

Investing Activities

Cash used in investing activities was $26.9 million for the year ended June 30, 2006. This was the result of purchase and redemption activity within our investment portfolio and capital spending related to the construction of our new facility (see below) and ongoing expansion of our manufacturing capabilities. In addition, we spent $8.1 million for the acquisition of the intellectual property and certain assets of IntraLuminal Therapeutics, Inc., of which $1.0 million has been escrowed (see Note 3 to the Consolidated Financial Statements of the Company) and $25,000 for the acquisition of patents and proprietary rights complementary to our biomaterials platform.

During the period, investments of $24.5 million matured, were sold or were called. We subsequently purchased new investments with these proceeds for total investment purchases of $6.5 million, providing net cash through investment activity of $18.0 million. See Note 1 to the Consolidated Financial Statements of the Company for a description of our available-for sale securities.

We had a $30.0 million capital spending plan for fiscal 2006, of which up to $20 million was intended for our new facility (see discussion below) by the end of our fiscal 2006, and the remainder authorized to continue to expand our research and development and manufacturing capabilities and upgrade our management information systems (MIS) technology infrastructure. Of this total plan, we spent $36.7 million during the year ended June 30, 2006, of which $5.8 million related to ongoing operations of the Company. The remaining $30.9 million was used for the purchase of land and construction of our new facility. We have a $15.7 million capital spending plan for fiscal 2007, of which approximately $7.0 million is to be expended on our new facility, including the final invoices for completion of construction (see discussion below). The remainder will be used to continue to expand our research and development and manufacturing capabilities and upgrade our MIS technology.

New Facility

Our new facility is located approximately two miles from the previous leased facilities in Exton, Pennsylvania. The new building site consolidates all U.S. operations, research and development, and administrative areas into a 202,500 square foot facility and thus provide for our future growth and continued expansion. The construction plan had three phases. Phase one consisted of land, a building shell of 162,000 square feet and a fit out of 105,000 square feet for the manufacturing and quality assurance operations. This phase was completed in December 2005 at an approximate cost of $27.3 million. The remaining building shell (phases two and three) is now complete and consists of 40,000 square feet and additional fit out of approximately 70,000 square feet. The additional cost of phases two and three was approximately $22 million in the aggregate, including the purchase of additional land required to complete the expansion. In January 2006, we purchased this additional parcel of land at the existing site for $1.3 million. The total cost of the project is estimated at approximately $49 million.

Associated with management’s April 30, 2005 finalization of the plan for transition of its operations to the new facility, we recorded acceleration of depreciation charges related to the assets to be abandoned at the time of transition. The total net book value of assets to be abandoned was $4.9 million at April 30, 2005, of which an acceleration of depreciation charge of $813,000 was recorded in the quarter ended June 30, 2005 and the remainder of $4.2 million during fiscal 2006. In addition, we incurred $543,000 of moving costs during fiscal 2006.

Financing Activities

Cash provided by financing activities was $10.7 million for the year ended June 30, 2006. This was the result of proceeds from long-term debt related to a mortgage on our new facility ($8.0 million), the exercise of stock options ($3.1 million) and excess tax benefits from share-based payment arrangements ($182,000). This was partially offset by stock repurchases of $442,000 and deferred financing costs paid of $122,000.

Debt

Secured Commercial Mortgage

On May 25, 2006, we entered into an agreement for a Secured Commercial Mortgage (the “Mortgage”) with Citibank, F.S.B. (the “Bank”). The Mortgage provides us with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the “Draw Period”) and is secured by our facility located at 735 Pennsylvania Drive, Exton, Pennsylvania 19341. As of June 30, 2006 we had taken an $8 million advance under the Mortgage (see Note 7 to the Consolidated Financial Statements of the Company).

THM Acquisition Obligation

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

On March 16, 2005, we announced a new program under which an additional 400,000 issued and outstanding shares of our Common Stock were approved for repurchase by the Board of Directors. As of June 30, 2005, we had repurchased and retired 103,133 shares of Common Stock under this new program at a cost of approximately $2.7 million, or an average market price of $26.58 per share, using available cash. At June 30, 2005, there were 296,867 shares remaining for repurchase under this program. This plan was scheduled to expire on September 30, 2005, but it has been extended indefinitely until terminated by our Board of Directors. During the quarter ended December 31, 2005, we repurchased and retired 20,000 shares of Common Stock at a cost of $441,000, or an average market price of $22.05 per share, using available cash. There were no repurchases during the remaining six months ended June 30, 2006 leaving 276,867 shares remaining for repurchase under this program.

Research and Development Tax Credit

We recorded research and development tax credits of $528,017, $493,536, and $984,817 for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. We continue to record research and development tax credits as a component of our current tax provision related to our ongoing performance of qualified research and development.

General

We plan to continue to spend substantial amounts to fund clinical trials, to gain regulatory approvals and to continue to expand research and development activities, particularly for our endovascular products and our biomaterials products. We are marketing and selling the endovascular products in the U.S. through a direct sales force. We anticipate sales and marketing expenses will increase substantially as we continue to invest in the build of our U.S. sales team and increased marketing efforts toward the success of the endovascular product platform. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. We also believe our cash and investment balances will be sufficient on a longer term basis, however, it will depend on numerous factors, including market acceptance of our existing and future products; the successful commercialization of products in development and costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

The terms of any future equity financing may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants that limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects, as well as conditions prevailing in the relevant capital markets. No assurance can be given that any current or additional financing will be available to us, or will be available to us on acceptable terms’ should such a need arise.

Off-Balance Sheet Arrangements

Presented below is a summary of our contractual obligations as of June 30, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations (1)	$63,998,784	$515,200	$5,893,102	$6,849,687	$50,740,795
Purchase Obligations:
Facility Construction (2)	2,455,358	2,455,358	—	—	—
Contractual Commitments for Capital Expenditures (3)	575,440	575,440	—	—	—
Operating Lease Obligations	15,639	15,639	—	—	—

Total	$67,045,221	$3,561,637	$5,893,102	$6,849,687	$50,740,795

These obligations are primarily related to our long-term debt and a facility construction agreement to purchase goods or services that is enforceable and legally binding.

(1)	Principal and interest on our secured commercial mortgage.
(2)	These obligations consist of open purchase orders for capital items primarily for the construction of the new facility.
(3)	In accordance with Generally Accepted Accounting Principles in the United States (GAAP), these obligations are not recorded on our consolidated balance sheet.

Our estimate of the time periods for which our cash and cash equivalents will be adequate to fund operations is a forward looking statement within the meaning of Private Securities Litigation Reform Act of 1995 and is subject to risks and uncertainties. Actual results may differ materially from those contemplated in such forward-looking statements. In addition to those described above, factors which may cause such a difference are set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K.

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

Investment Portfolio

Our investment portfolio consists primarily of high quality municipal and corporate obligations. The majority of the above investments have maturities ranging from less than one year to four years. In addition, the Company has one security with a maturity of approximately 10 years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets and we have an audit committee approved investment strategy which currently limits the duration of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. At June 30, 2006, our total portfolio consisted of approximately $22.3 million of investments. While our investments may be sold at anytime because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding our investments is located in Note 1 to the Consolidated Financial Statements of the Company – Investments.

Debt

On May 25, 2006, we entered into a $35 million aggregate ten-year fixed interest rate swap agreement (the swap), with Citibank, N.A., to manage the market risk from changes in interest rates under a secured commercial mortgage. As of June 30, 2006 we have taken an $8 million advance under the Mortgage (see Note 7 to the Consolidated Financial Statements of the Company). Our objective and strategy for undertaking the swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding the swap is located in Note 1 – under Derivative Instruments and Hedging Activities and Note 7 to the Consolidated Financial Statements of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data required by this item are set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frame specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of fiscal 2006, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal year ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of June 30, 2006, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kensey Nash Corporation

Exton, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kensey Nash Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2006, of the Company and our report dated September 13, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

September 13, 2006

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the information under the captions “Proposal 1—Election of Directors,” “—Nominees,” “—Other Directors,” “—Board Committees,” “—Executive Officers,” “—Corporate Governance Policies and Procedures,” and “—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement in connection with our 2006 Annual Meeting of Stockholders scheduled to be held on December 6, 2006 (the 2006 Proxy Statement), which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2006, or October 28, 2006, pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to the information under the caption “Proposal 1—Election of Directors—Director Compensation” and “—Executive Compensation” in the 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Stockholders,” and “—Equity Compensation Plan Information” in the 2006 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the information under the caption “Certain Transactions” in the 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption “Proposal 2—Ratification of Appointment of Auditors—Independent Auditor Fees” in the 2006 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15 (a) 1. FINANCIAL STATEMENTS

The following financial statements are included in this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kensey Nash Corporation:

Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kensey Nash Corporation and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
September 13, 2006

KENSEY NASH CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,874,466	$4,171,913
Investments	22,253,526	40,717,522
Restricted cash	1,000,809	—
Trade receivables, net of allowance for doubtful accounts of $8,804 and $8,697 at June 30, 2006 and 2005, respectively	6,396,165	7,863,940
Royalties receivable	5,845,484	5,520,356
Other receivables (including approximately $98,000 and $102,000 at
June 30, 2006 and 2005, respectively, due from employees)	1,096,996	1,073,884
Inventory	7,197,868	5,657,791
Deferred tax asset, current portion	1,849,513	656,047
Prepaid expenses and other	1,427,303	3,568,141

Total current assets	51,942,130	69,229,594

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	3,263,869
Building	39,123,636	—
Leasehold improvements	—	9,829,592
Machinery, furniture and equipment	26,816,938	22,514,785
Construction in progress - new facility	3,752,252	19,281,491
Construction in progress	1,086,514	783,542

Total property, plant and equipment	75,662,931	55,673,279
Accumulated depreciation	(12,412,405)	(17,065,638)

Net property, plant and equipment	63,250,526	38,607,641

OTHER ASSETS:
Deferred tax asset, non-current portion	—	37,347
Acquired patents and other intangibles, net of accumulated amortization of
$3,241,987 and $2,430,783 at June 30, 2006 and 2005, respectively	5,249,379	4,515,583
Goodwill	9,627,200	3,284,303
Other non-current assets	122,033	—

Total other assets	14,998,612	7,837,233

TOTAL	$130,191,268	$115,674,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,436,242	$5,352,712
Accrued expenses (See Note 4)	2,954,079	5,458,718
Other current liabilities	1,000,809	—
Deferred revenue	203,351	271,681

Total current liabilities	7,594,481	11,083,111

OTHER LIABILITIES:
Long-term debt	8,000,000	—
Deferred revenue, non-current	795,830	738,719
Deferred tax liability, non-current	523,487	—
Other non-current liabilities	85,834	—

Total liabilities	16,999,632	11,821,830

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at June 30, 2006 and 2005	—	—
Common stock, $.001 par value, 25,000,000 shares authorized,
11,618,210 and 11,414,607 shares issued and outstanding at
June 30, 2006 and 2005, respectively	11,618	11,415
Capital in excess of par value	80,664,473	74,832,658
Retained earnings	32,800,281	29,082,604
Accumulated other comprehensive loss	(284,736)	(74,039)

Total stockholders’ equity	113,191,636	103,852,638

TOTAL	$130,191,268	$115,674,468

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2006	2005	2004
REVENUES:
Net sales	$37,878,054	$40,369,453	$36,360,535
Research and development	—	253,292	688,353
Royalty income	22,518,697	20,753,169	21,165,911

Total revenues	60,396,751	61,375,914	58,214,799

OPERATING COSTS AND EXPENSES:
Cost of products sold	20,645,091	17,654,147	16,084,377
Research and development	18,990,302	15,130,679	16,411,081
Selling, general and administrative	17,259,160	11,794,730	8,702,372

Total operating costs and expenses	56,894,553	44,579,556	41,197,830

INCOME FROM OPERATIONS	3,502,198	16,796,358	17,016,969

OTHER INCOME (EXPENSE):
Interest income	1,042,981	1,253,578	1,127,458
Interest expense	(71,496)	(4,559)	(65,760)
Other income	82,451	45,480	16,239

Total other income - net	1,053,936	1,294,499	1,077,937

INCOME BEFORE INCOME TAX	4,556,134	18,090,857	18,094,906
Income tax expense	(838,457)	(5,159,486)	(5,144,123)

NET INCOME	$3,717,677	$12,931,371	$12,950,783

BASIC EARNINGS PER SHARE	$0.32	$1.13	$1.14

DILUTED EARNINGS PER SHARE	$0.30	$1.06	$1.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,493,558	11,412,025	11,403,129

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,319,341	12,184,949	12,168,322

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par		Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Value	Retained Earnings	Loss	Income/(Loss)	Total
BALANCE, JUNE 30, 2003	11,366,975	$11,367	$76,356,345	$3,200,450	$(18,374)		$79,549,788
Exercise of stock options	285,331	286	3,386,148				3,386,434
Stock repurchase (See Note 11)	(140,500)	(141)	(2,998,133)				(2,998,274)
Tax benefit from exercise of stock options			1,708,479				1,708,479
Stock options granted to non-employee			11,378				11,378
Employee stock-based compensation			33,255				33,255
Net income				12,950,783		$12,950,783	12,950,783
Foreign currency translation adjustment					68,569	68,569	68,569
Change in unrealized loss on investments (net of tax)					(286,184)	(286,184)	(286,184)

Comprehensive income						$12,733,168

BALANCE, JUNE 30, 2004	11,511,806	$11,512	$78,497,472	$16,151,233	$(235,989)		$94,424,228

Exercise of stock options	196,067	196	2,515,270				2,515,466
Stock repurchase (See Note 11)	(303,000)	(303)	(7,886,162)				(7,886,465)
Tax benefit from exercise of stock options			1,094,466				1,094,466
Employee stock-based compensation	9,734	10	611,612				611,622
Net income				12,931,371		$12,931,371	12,931,371
Foreign currency translation adjustment					14,347	14,347	14,347
Change in unrealized gain on investments (net of tax)					147,603	147,603	147,603

Comprehensive income						$13,093,321

BALANCE, JUNE 30, 2005	11,414,607	$11,415	$74,832,658	$29,082,604	$(74,039)		$103,852,638

Exercise/issuance of:
Stock options	211,185	211	3,089,374				3,089,585
Nonvested stock awards	20,434	20	(20)				—
Exchange of nonvested shares for taxes	(8,016)	(8)	(206,837)				(206,845)
Stock repurchase (See Note 11)	(20,000)	(20)	(441,689)				(441,709)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			1,046,135				1,046,135
Nonvested stock awards			(13,996)				(13,996)
Employee stock-based compensation:
Stock options			960,387				960,387
Nonvested stock awards			1,398,461				1,398,461
Net Income				3,717,677		$3,717,677	3,717,677
Foreign currency translation adjustment					(7,662)	(7,662)	(7,662)
Change in unrealized loss on investments (net of tax)					(117,201)	(117,201)	(117,201)
Interest rate swap unrealized loss					(85,834)	(85,834)	(85,834)

Comprehensive income						$3,506,980

BALANCE, JUNE 30, 2006	11,618,210	$11,618	$80,664,473	$32,800,281	$(284,736)		$113,191,636

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$3,717,677	$12,931,371	$12,950,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,648,895	4,503,840	4,319,247
Employee stock-based compensation (See Note 1):
Stock Options (See Note 15)	960,387	—	—
Nonvested stock awards (See Note 16)	1,398,461	611,622	33,255
Tax benefit/(deficiency) from exercise of stock options
Stock Options	1,046,135	1,094,466	1,708,479
Nonvested stock awards	(13,996)	—	—
Excess tax benefits from share-based payment arrangements	(181,613)	—	—
Exchange of nonvested shares for taxes	(206,845)
Loss on retirement of property, plant and equipment	189	—	—
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	1,130,070	(3,519,895)	(2,039,797)
Deferred tax asset	(1,156,119)	1,917,100	504,166
Prepaid expenses and other current assets	2,068,137	(2,228,063)	1,076,230
Inventory	(1,352,064)	(2,176,192)	(277)
Accounts payable and accrued expenses	(629,857)	(1,774,319)	1,445,341
Deferred revenue	(68,330)	161,908	(85,287)
Deferred tax liability, non-current	523,487	—	—
Deferred revenue, non-current	57,111	738,719	—

Net cash provided by operating activities	16,941,725	12,260,557	19,912,140

INVESTING ACTIVITIES:
Purchase of land for new facility	(1,619,722)	(3,263,869)	—
Additions to property, plant and equipment	(35,106,463)	(16,043,246)	(6,100,732)
Acquisition of Intraluminal Therapeutics, Inc. (ILT)	(7,147,521)	—	—
Purchase of proprietary rights	(25,000)	(2,850,000)	—
Sale of investments	24,500,000	27,130,000	13,290,000
Purchase of investments	(6,533,674)	(22,104,234)	(27,146,372)
Restricted cash	(1,000,809)	—	—

Net cash used in investing activities	(26,933,189)	(17,131,349)	(19,957,104)

FINANCING ACTIVITIES:
Proceeds from secured commercial mortgage	8,000,000	—	—
Deferred financing costs paid	(122,033)	—	—
Repayments of long term debt	—	(219,147)	(836,989)
Stock repurchase	(441,709)	(7,886,465)	(2,998,274)
Excess tax benefits from share-based payment arrangements	181,613	—	—
Proceeds from exercise of stock options	3,089,585	2,515,466	3,386,434

Net cash provided by (used in) financing activities	10,707,456	(5,590,146)	(448,829)

EFFECT OF EXCHANGE RATE ON CASH	(13,439)	17,218	68,569
INCREASE (DECREASE) IN CASH	702,553	(10,443,720)	(425,224)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,171,913	14,615,633	15,040,857

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,874,466	$4,171,913	$14,615,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$71,496	$4,559	$65,760

Cash paid for income taxes	$114,138	$4,171,567	$277,332

Retirement of fully depreciated property, plant and equipment	$13,086,975	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
Increase in prepaid expense related to non-employee stock options (See Note 10)	$—	$—	$11,378

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximated fair value as of June 30, 2006 and 2005. The fair value of short-term investments is based on quoted market prices.

Investments - Investments at June 30, 2006 consisted primarily of high quality municipal and corporate obligations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets. The Company’s entire investment portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Comprehensive Income) and realized gains and losses in other income.

The following disclosures are provided in accordance with the Emerging Issues Task Force Issue (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), for securities that have a fair value below cost at the balance sheet date but for which an other than temporary impairment has not been recognized for these financial statements.

The following is a summary of available-for-sale securities at June 30, 2006 and 2005:

	Year Ended June 30, 2006
Description	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss
Municipal Obligations	$19,595,914	$8,386	$(264,454)	$19,339,846
U.S. Corporate Obligations	3,127,732	—	(214,052)	2,913,680

Total Investments	$22,723,646	$8,386	$(478,506)	$22,253,526

	Year Ended June 30, 2005
Description	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss
Municipal Obligations	$31,972,820	$31,417	$(128,559)	$31,875,678
U.S. Government Agency Obligations	5,971,714	—	(4,054)	5,967,660
U.S. Corporate Obligations	3,065,528	—	(191,344)	2,874,184

Total Investments	$41,010,062	$31,417	$(323,957)	$40,717,522

The majority of the above investments have maturities ranging from approximately less than one year to four years. In addition, the Company has one security with a maturity of approximately 10 years.

The investment securities shown below currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At June 30, 2006, there were approximately 32 out of 35 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the individual securities have been in continuous unrealized loss position, aggregated by investment by category at June 30, 2006 are as follows:

Description	Loss < 12 months		Loss > 12 months		Total
	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$3,062,316	$(49,535)	$14,853,099	$(214,919)	$17,915,415	$(264,454)
U.S. Corporate Obligations	—	—	2,913,680	(214,052)	2,913,680	(214,052)

Total Investments	$3,062,316	$(49,535)	$17,766,779	$(428,971)	$20,829,095	$(478,506)

Comprehensive Income – The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive (loss) income is shown in the consolidated statements of stockholders’ equity at June 30, 2006, 2005 and 2004, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities, foreign currency translation adjustments and interest rate swap. The tax effect for fiscal 2006, 2005, and 2004 of other comprehensive income was $60,376, $76,038 and $147,428, respectively.

Inventory - Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	June 30,
	2006	2005
Raw materials	$5,825,062	$4,216,895
Work in process	880,975	776,166
Finished goods	932,597	749,638

Gross inventory	7,638,634	5,742,699
Provision for inventory obsolescence	(440,766)	(84,908)

Inventory	$7,197,868	$5,657,791

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

Property, Plant and Equipment - Property, plant and equipment consists primarily of building, land, machinery and equipment and construction in progress and is recorded at cost. Maintenance and repairs are expensed as incurred. Building, machinery, furniture and equipment are depreciated using the straight-line method over its useful life ranging from two to thirty years.

Construction of New Facility

The Company’s new facility is located approximately two miles from the previous leased facilities in Exton, Pennsylvania. The new building site consolidates all U.S. operations, research and development, and administrative areas into a 202,500 square foot facility and thus provides for our future growth and continued expansion. The construction plan had three phases. Phase one consisted of land, a building shell of 162,000 square feet and a fit out of 105,000 square feet for the manufacturing and quality assurance operations. This phase was completed in December 2005 at an approximate cost of $27.3 million. The remaining building shell (phases two and three) is now complete and consists of 40,000 square feet and additional fit out of approximately 70,000 square feet. The additional cost of phases two and three was approximately $22 million in the aggregate, including the purchase of additional land required to complete the expansion. In January 2006, we purchased this additional parcel of land at the existing site for $1.3 million. The total cost of the project will be approximately $49 million.

Associated with management’s April 30, 2005 finalization of the plan for transition of its operations to the new facility, we have recorded acceleration of depreciation charges related to the assets to be abandoned at the time of transition. The total net book value of assets to be abandoned was $4.9 million at April 30, 2005, of which an acceleration of depreciation charge of $813,000 was recorded in the quarter ended June 30, 2005. Total facility transition costs during fiscal 2006 were $4.7 million; $4.2 million of accelerated depreciation and $543,000 of moving costs.

Goodwill – Goodwill represents the excess of cost over the fair value of the identifiable net assets of THM Biomedical, Inc. (THM), a company acquired in September 2000 and IntraLuminal Therapeutics, Inc. (ILT), a business acquired in May 2006 (see Note 3). Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are subject to annual impairment tests. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives. Adoption of SFAS 142 did not result in the reclassification of any intangible assets, changes in the amortization periods for those intangible assets with definite lives or in the impairment of any intangible assets.

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

Accounts Receivable Allowance – The Company had trade receivable allowances of $8,804 and $8,697 at June 30, 2006 and 2005, respectively. The Company established trade receivable allowances of $59,580 and $122,357 and wrote off amounts totaling $59,473 and $59,799 in the years ended June 30, 2006 and 2005, respectively. In addition, for the year ended June 30, 2005, the Company reduced the accounts receivable allowance established during the year by $67,451 which had primarily been established for a customer that we were under negotiations with for a disputed payment. A portion of the customer’s outstanding balance was paid and the remaining portion written off and the specific allowance for the recovered portion was no longer needed. These amounts are included in selling, general and administrative expense for the years ended June 30, 2006 and 2005.

Patents and Other Intangible Assets – The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company’s inability to measure the recoverability of these costs when incurred. The entire cost of acquired patents and other intangible assets is being amortized over the remaining period of economic benefit, ranging from 3 to 15 years at June 30, 2006 (See Note 6 and 21). The gross carrying amount of such patents and other intangible assets at June 30, 2006 was $8,491,366 with accumulated amortization of $3,241,987. Amortization expense on these patents and other intangible assets was $811,204 for the fiscal year ended June 30, 2006, $745,040 for the fiscal year ended June 30, 2005 and $263,026 for the fiscal years ended June 30, 2004. Amortization expense on the Company’s acquired patents and other intangible assets is estimated at $985,664 for the fiscal year ended June 30, 2007, $980,204 for the fiscal year ended June 30, 2008, $978,399 for the fiscal year ended June 30, 2009, $481,345 for the fiscal year ended June 30, 2010 and $437,486 for the fiscal year ending June 30, 2011.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). . Accordingly, sales revenue is recognized when the related product is shipped. All products are shipped freight-on-board shipping point. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including discounts. The Company manufactures medical products specifically to customer specifications for the majority of its customers, which are subject to return only for failure to meet customer specifications. The Company had sales returns allowances and discounts of $9,195, $146,237 and $135,305 for the years ended June 30, 2006, 2005 and 2004, respectively.

Research and Development Revenue

Revenue under research and development contracts is recognized as the related expenses are incurred. All revenues recorded on this line item are derived from government programs under which the U.S. government funds the research of high risk, enabling technologies. The program reflected in the statement of operations for fiscal 2004 and 2005 is an award for the research of a synthetic vascular graft, which concluded in September 2004. Also included in the fiscal 2004 statements of operations is an award for the research of breast cancer drug delivery technology, which concluded in October 2003.

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

The Company receives a 6% royalty on every Angio-Seal™ unit sold by St. Jude Medical under the license agreement. As of June 30, 2006 approximately 7.6 million Angio-Seal units had been sold.

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

Income Taxes -The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109) (see Note 9).

Earnings Per Share - Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of common stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive (see Note 17). Options and nonvested stock awards to purchase shares of our Common Stock which were outstanding for the years ended June 30, 2006, 2005 and 2004, but were not included in the computation of diluted EPS because the exercise prices of the options exceeded the average market price and would have been antidilutive are shown in the table below:

	June 30,
	2006	2005	2004
Number of Options	663,434	236,833	3,135

Option Price Range	$22.90 -$34.36	$29.19 -$34.36	$25.55 -$34.36

Stock-Based Compensation – Stock-based compensation costs prior to July 1, 2005 were accounted for by the Company under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permitted (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company previously accounted for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represented the excess, if any, of the quoted market price of the Company’s Common Stock at the grant date over the amount the grantee must pay for the stock.

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) finalized SFAS 123(R), which amends SFAS 123 and supersedes APB 25 and requires that the cost of share-based payment transactions (including those with employees and non-employee directors) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an Employee Stock Ownership Plan (ESOP)) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement was effective as of the first annual reporting period beginning after June 15, 2005, or the Company’s fiscal quarter ended September 30, 2005.

Effective July 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified prospective approach and now accounts for share-based compensation applying the fair value method for expensing stock options and nonvested stock awards (referred to in previous SEC filings as restricted stock awards or restricted shares, see below). Accordingly, the adoption of SFAS 123(R)’s fair value method resulted in compensation costs for the Company’s two equity compensation plans. The compensation cost that was charged against income as a result of adoption of SFAS 123(R) for those plans was $2,358,848 for the year ended June 30, 2006. The total income tax benefit recognized in the statement of income for share-based compensation costs was $802,008 for the year ended June 30, 2006.

Stock Options

Stock options granted to employee and non-employee members of the Board of Directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is calculated under the Black-Scholes option-pricing model. See Note 15 for additional information.

Nonvested Stock Awards

All nonvested shares granted to executive officers, management and non-employee members of the Board of Directors are recorded as compensation expense using the fair value method under SFAS 123(R). Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. See Note 16 for nonvested stock awards granted to the non-employee members of the Board of Directors, executive officers and certain other management of the Company.

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

Prior to the adoption of SFAS 123(R), had compensation costs for the Company’s equity compensation plans been determined based on the fair market value of the stock options and the nonvested stock, consistent with the provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148), the Company’s net income and earnings per share for the years ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts below:

	June 30,
	2005	2004
Net income, as reported	$12,931,371	$12,950,783
Add back fair market value expense:
Non-employee option grants (1)	57,755	53,327
Add back intrinsic value expense:
Nonvested stock grants (2)	546,555	21,948
Deduct fair market value expense:
Non-employee option grants (1)	(57,755)	(53,327)
Nonvested stock grants (3)	(546,555)	(21,948)
Employee stock options (3)	(6,177,568)	(1,377,437)

Pro forma net income	$6,753,803	$11,573,346

Earnings per share:
Basic - as reported	$1.13	$1.14

Basic - pro forma	$0.59	$1.01

Diluted - as reported	$1.06	$1.06

Diluted - pro forma	$0.55	$0.94

(1)	Amounts represent compensation expense determined under the fair market value method included in reported net income, net of related tax effect.
(2)	Amounts represent compensation expense determined under the intrinsic value method included in reported net income, net of related tax effects.
(3)	Amounts represent compensation expense if it had been determined under the fair market value based method for all awards, net of related tax effects.

Accelerated Vesting of Stock Options - On April 27, 2005, the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $27.35 per share (the share price on the date of acceleration) that were previously awarded to the Company’s employees, including its executive officers and other management, under its equity compensation plans. The acceleration of vesting was effective for these stock options outstanding as of May 4, 2005. Options to purchase 547,815 shares of Common Stock (of which options to purchase 431,000 shares were held by executive officers and other management) or 47% of the shares underlying the Company’s outstanding unvested options were subject to the acceleration. We anticipate that the stock option acceleration will not have an immediate dilutive effect on our earnings per share as the majority of the employee group has a historical expected option term of approximately 6 years. Compensation expense that would have been recorded over a weighted average period of 2.12 years after the adoption of SFAS 123(R) absent the accelerated vesting, was approximately $5.2 million, or $3.7 million net of related tax effects, of which $4.2 million, or $3.0 million net of related tax effects, was related to stock options held by executive officers and directors. The purpose of the acceleration was to enable the Company to decrease future recognized compensation expense associated with options upon adoption of SFAS 123(R).

Derivative Instruments and Hedging Activities – The Company recognizes all derivatives as either assets or liabilities in the balance sheet, depending on the Company’s rights or obligations under the applicable derivative contract, and measures those instruments at fair value. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (OCI), depending on if the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction.

Cash Flow Hedge

On May 25, 2006, the Company entered into a $35 million aggregate ten-year fixed interest rate swap agreement (the swap), with Citibank, N.A., to manage the market risk from changes in interest rates under a secured commercial mortgage (see Note 7). Because this transaction involves the hedging of forecasted interest rate payments, the derivative instrument is classified as a cash flow hedge in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, No. 138 and No. 149 and is recorded in the Consolidated Balance Sheet at fair value.

The Company’s objective and strategy for undertaking the swap was to hedge its exposure to variability in cash flows and interest expense associated with the future interest rate payments under the secured commercial mortgage and to reduce the Company’s interest rate risk in the event of an unfavorable interest rate environment.

The effective portion of the interest rate swap gains or losses, due to changes in fair value, are recorded as a component of OCI and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Company utilizes the Hypothetical Derivative Method in determining hedge effectiveness each period. Transactions that would cause ineffectiveness and result in the Company reclassifying the ineffective portion into current earnings would include the prepayment of the Secured Commercial Mortgage and/or the Company’s election of the Prime interest rate option on any draw under the Company’s secured commercial mortgage (see Note 7). Interest expense under the swap is recorded in earnings at the fixed rate set forth in the swap.

For the fiscal year ended June 30, 2006, no amount was recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The amount reported as an unrealized loss on interest rate swap in the accumulated OCI account within stockholders’ equity represents the net unrealized loss on the swap, which has been designated as a cash flow hedge. The Company does not anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions occur.

The Company did not have any derivative instruments during the fiscal years ended June 30, 2005 or 2004.

New Accounting Pronouncements – In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43 (ARB 43), which previously required such items that were “so abnormal;” to be treated as current period charges. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, or the Company’s fiscal year ended June 30, 2006. The Company’s adoption of SFAS 151 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment to Opinion No. 29, Accounting for Nonmonetary Transactions (Opinion No. 29). SFAS 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005, or the Company’s fiscal quarter ended September 30, 2005. The Company’s adoption of SFAS 153 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued two FASB staff positions (FSP): FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004 (FSP 109-1); and FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with FASB Statement No. 109, Accounting for Income Taxes. FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on an enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS 109. FSP 109-1 and 109-2 were effective upon issuance in December 2004. The Company’s adoptions of FSP 109-1 and 109-2 did not have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 was effective no later than the end of the first fiscal year ending after December 15, 2005, or the Company’s fiscal year ending June 30, 2006. Retrospective application for interim financial information was permitted but not required. The Company’s adoption of FIN 47 did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 supersedes APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Generally, the provisions of SFAS 154 are similar to the provisions of both Opinion 20 and Statement 3. However, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. Recognition of the cumulative effect of a voluntary change in accounting principle in net earnings in the period of change would only be permitted if retrospective application to prior periods’ financial statements is impracticable. Statement 154 is effective as of the beginning of the Company’s 2007 fiscal year. We are currently evaluating the impact, if any, that SFAS 154 will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Company’s 2007 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

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

The Company completed its initial required goodwill impairment test under SFAS 142 in the first quarter of fiscal 2002. The net carrying amount of goodwill increased by $6.3 million for the year ended June 30, 2006 from June 30, 2005 related to the acquisition of ILT (See Note 21). The most recent tests in fiscal 2006, 2005 and 2004 indicated that goodwill was not impaired.

Goodwill
Balance as of June 30, 2005	$3,284,303
IntraLuminal Acquisition	6,342,897

Balance as of June 30, 2006	$9,627,200

4. ACCRUED EXPENSES

As of June 30, 2006 and June 30, 2005, accrued expenses consisted of the following:

	June 30, 2006	June 30, 2005
Accrued payroll and related compensation	$888,730	$1,364,278
Accrued new facility costs	1,176,602	3,371,665
Other	888,747	722,775

Total	$2,954,079	$5,458,718

5. LEASES

At June 30, 2006, future minimum annual rental commitments under non-cancelable lease obligations were as follows:

Operating Leases
Year Ending June 30:
2007	$15,639

Total minimum lease payments	$15,639

Rent expense for operating leases consists of rent for the Company’s facilities in Exton, Pennsylvania and Eschborn, Germany. Rent expense for the fiscal years ended June 30, 2006, 2005, and 2004 was approximately $765,000, $986,000, and $811,000, respectively.

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

The costs of the Patent Acquisition Agreement and patents acquired as part of the THM acquisition are being amortized over the remaining periods of economic benefit, ranging from 3 to 10 years at June 30, 2006. The gross carrying amount of such patents at June 30, 2006 was $4,096,366 with accumulated amortization of $2,211,795. Amortization expense on these patents was $263,026 for the year ended June 30, 2006 and was included within research and development expense. Amortization expense on the Company’s acquired patents is estimated at $263,026 for each of the years ending June 30, 2007, 2008, 2009, $262,500 for the fiscal year ending June 30, 2010 and $261,973 for the fiscal year ending June 30, 2011.

The Assignment Agreement

In August 2004, the Company acquired the intellectual property rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2,600,000 under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company receives a royalty from Orthovita on the sale of all Orthovita products containing the VITOSS technology, up to a total royalty to be received of $4,035,782. As of June 30, 2006, the Company recognized royalty income of $1,075,046 under the Assignment Agreement and $2,960,736 was yet to be received. The entire cost of these proprietary rights is being amortized over the 60-month period the Company anticipates receiving the economic benefit in relation to the proprietary rights. Amortization expense on these proprietary rights was $520,000 for the year ended June 30, 2006 and was included within selling, general and administrative expense. Amortization expense on these proprietary rights is estimated at $520,000 for each of the fiscal years ending June 30, 2007 through fiscal 2009 and $43,334 for the year ending June 30, 2010.

The Technology Purchase Agreement

In March 2005, the Company entered into an agreement to acquire patents and other proprietary rights from a pair of inventors (the Technology Purchase Agreement). The intellectual property and processing information acquired under the Technology Purchase Agreement is complimentary to and broadens the Company’s existing biomaterials intellectual property and materials processing knowledge platform. Under the Technology Purchase Agreement, the Company paid $250,000 for the patents upon execution of the agreement and is obligated to pay certain milestone payments and royalties upon achievement of certain product development and commercial launch goals for products that incorporate the acquired patent technology. The Company anticipates that the patents and other proprietary rights acquired will enhance its existing biomaterials platform and have alternative future uses to expand such platform. The initial $250,000 purchase price of the patents will be amortized over the remaining period of economic benefit of such patents, currently estimated at approximately 14 years at June 30, 2006. The gross carrying amount of the acquired technology at June 30, 2006 was $250,000. Amortization expense on the acquired technology was $16,043 for the fiscal year ending June 30, 2006 and included within research and development expense. Amortization expense on the acquired technology is currently estimated at $16,043 for each of the fiscal years ending June 30, 2007, 2008, 2009, 2010 and 2011.

7. DEBT

Acquisition Obligation – On September 1, 2000, in conjunction with the acquisition of THM Biomedical, the Company incurred a note payable in the amount of $4.5 million (the Acquisition Obligation). The Acquisition Obligation was due in equal quarterly installments of $281,250 beginning on December 31, 2000 and ending on September 30, 2004. Accordingly, the present value of the cash payments (discounted based upon the Company’s then available borrowing rate of 7.5%) of $3,833,970 was recorded as a liability on the Company’s consolidated financial statements. During the quarter ended March 31, 2003, the Company repaid certain debt holders, thereby reducing the Company’s remaining quarterly installments to $223,256 through September 30, 2004. As of September 30, 2004, the Company had repaid the entire Acquisition Obligation.

Secured Commercial Mortgage - On May 25, 2006, Kensey Nash Corporation (the “Company”) entered into an agreement for a Secured Commercial Mortgage (the “Mortgage”) with Citibank, F.S.B. (the “Bank”). The Mortgage provides the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the “Draw Period”) and is secured by the Company’s facility located at 735 Pennsylvania Drive, Exton, Pennsylvania 19341.

Advances under this Mortgage shall bear interest computed daily on the outstanding principal balance at the time of advance until paid in full. At the time of advance, the Company will elect one of the two following interest rate options: (1) LIBO Rate Option - a fluctuating interest rate equal to the one month LIBO Rate, reset monthly, plus eighty-two basis points (the Loan Credit Spread); or (2) Prime Rate Option - a fluctuating interest rate per annum equal to the prime rate. As of June 30, 2006, the Company had taken an $8 million advance under the Mortgage.

The Company has entered into a $35 million aggregate ten-year fixed interest rate swap agreement (See Note 1), with Citibank, N.A., to hedge its interest rate risk under the Mortgage. The swap agreement bears interest at a fixed rate of 5.62%, exclusive of the Loan Credit Spread. As of June 30, 2006 the notional amount of $8.0 million advanced under the Mortgage matched the interest rate swap. Including the Loan Credit Spread, the Company’s maximum interest rate exposure for the ten-year term of the swap is 6.44% (5.62% fixed interest rate plus .82% Loan Credit Spread). Under the swap, interest is paid on the current outstanding principal balance.

Under the Mortgage, commencing on June 25, 2006, the Company is required to pay interest only on the outstanding principal amount of this Mortgage during the Draw Period. After the Draw Period, and beginning December 25, 2007, the Company shall pay principal and interest based on a twenty-five year straight-line amortization schedule.

The Mortgage contains various conditions to borrowing, and affirmative, restrictive and financial maintenance covenants. Certain of the more significant covenants require: the Company to maintain a Minimum Fixed Charge Coverage Ratio of EBITDA (as defined in the Mortgage) to debt service equal to or greater than 1.50 –to- 1.0; and maintain an interest rate hedge of at least fifty percent of the outstanding principal balance of the Mortgage through an interest rate protection product reasonably acceptable to the Bank.

The Mortgage also contains various events of default, the occurrence of which could result in a termination by the Bank and the acceleration of all the Company’s obligations under the Mortgage. These events of default include, without limitation: (i) payment defaults, (ii) breaches of covenants under the Mortgage (certain of which breaches do not have any grace period), (iii) bankruptcy events, (iv) cross-defaults and (v) transfer of mortgaged premises. As of June 30, 2006, the Company was in compliance with affirmative, restrictive and financial maintenance covenants.

8. RETIREMENT PLAN

The Company has a 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. Contributions to the 401(k) Plan are made by employees through an employee salary reduction election. Effective October 1, 1999, the Company implemented a 25% discretionary matching contribution, on up to 6% of an employee’s total compensation, for all employee contributions. Effective July 1, 2004, the Company revised its discretionary matching contribution to 50%, on up to 6% of an employee’s total compensation, for all employee contributions. Employer contributions to the 401(k) plan for 2006, 2005, and 2004 were $418,943, $348,538, and $143,694, respectively.

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

The Company recorded tax credits of $528,017, $493,536 and $984,817 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. During the fourth quarter of fiscal 2003, the Company performed a retrospective research and development tax credit study for fiscal years 1993 through 2003. This study resulted in a retrospective tax credit of $2.2 million of which the majority was recorded in the fourth quarter of fiscal 2003 and the remainder was recorded in subsequent years. The Company continues to record research and development tax credits as a component of its current tax provision related to its ongoing performance of qualified research and development.

Earnings before income taxes earned within or outside the United States are shown below:

	June 30,
	2006	2005	2004
United States	$4,551,916	$18,086,184	$18,091,648
Foreign	4,218	4,673	3,258

Net income before income taxes	$4,556,134	$18,090,857	$18,094,906

The Provision for income taxes is composed of the following:

	June 30,
	2006	2005	2004
Taxes on U.S. earnings
Federal
Current	$1,409,277	$3,316,836	$4,196,745
Deferred	(572,254)	1,841,061	651,595
State
Current	—	—	294,675

Taxes on foreign earnings
Deferred	1,434	1,589	1,108

Total income tax expense	$838,457	$5,159,486	$5,144,123

The differences between the Company’s income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:

	June 30,
	2006	2005	2004
Net income before income taxes	$4,556,134	$18,090,857	$18,094,906

Tax provision at U.S. statutory rate	1,549,086	6,150,891	6,152,268
State income tax provision, net of federal benefit	—	—	212,137
Reconciliation to actual tax rate:
Non-deductible meals and entertainment	36,910	20,668	16,874
Research and development credits	(528,017)	(493,536)	(984,817)
Domestic production deduction	(10,142)	—	—
Non-taxable municipal bond interest income	(233,178)	(432,418)	(254,986)
Other	23,798	(86,119)	2,647

Income tax expense	$838,457	$5,159,486	$5,144,123

Current income tax expense	$1,409,277	$3,316,836	$4,491,420

Deferred income tax (benefit) expense	$(570,820)	$1,842,650	$652,703

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,
	2006		2005
Deferred Tax Asset:	Current	Noncurrent	Current	Noncurrent
Accrued vacation	$131,584	$—	$129,640	$—
Accrued bonus	4,760	—	—	—
Basis difference - patents & proprietary rights	—	205,546	—	94,399
Inventory	402,124	—	218,236	—
Goodwill - THM Acquisition	—	1,152,169	—	1,413,340
Stock Options	319,898
Nonvested Stock Awards	395,999	—	136,038	—
Opportunity Grant Income	—	124,054	—	151,622
Other	174,614	—	125,872	—

	1,428,979	1,481,769	609,786	1,659,361
Research and development credits	384,042	—	40,608	—
AMT Tax Credit	—	277,700	—	277,700
NOL carryforwards	106,138	2,637,360	107,573	1,318,000

	1,919,159	4,396,829	757,967	3,255,061
Less valuation allowance	—	(2,637,360)	—	(1,318,000)

Deferred tax asset	1,919,159	1,759,469	757,967	1,937,061

Deferred Tax Liability:
Basis difference - fixed assets	—	(2,282,956)	—	(1,899,714)
Prepaid insurance	(69,646)	—	(101,920)	—

Deferred tax liability	(69,646)	(2,282,956)	(101,920)	(1,899,714)

Net Deferred Tax Asset (Liability)	$1,849,513	$(523,487)	$656,047	$37,347

A portion of the Company’s deferred tax asset is offset by a valuation allowance relating to state NOL carryforwards due to restrictions imposed and uncertainty surrounding its use. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more than likely will be realized. At June 30, 2006, the Company had NOL carryforwards for state tax purposes totaling $40.0 million, which will expire through 2027. In addition, the Company has a foreign net operating loss of $312,171 at June 30, 2006, which will not expire.

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

The Company calculated the fair value of these non-employee options in accordance with SFAS No.123, as $375,550 and $11,378 for the October 2002 and July 2003 grants, respectively, using the Black-Scholes option-pricing model. These amounts were recorded as prepaid consulting expense and increases to additional paid in capital in the quarters ended December 31, 2002 and September 30, 2003, respectively. The prepaid expense is being amortized to research and development expense over the terms of the agreements. Accordingly, $75,110 was recorded as a component of research and development expense for the period ended June 30, 2006 and $80,799 for the period ended June 30, 2005.

11. STOCK REPURCHASE PROGRAM

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

On August 17, 2004, we announced that our board of directors had reinstated a program to repurchase issued and outstanding shares of the Company’s Common Stock over six months from the date of the board reinstatement. The reinstated plan called for the repurchase of up to 259,500 shares, the balance under the original plan approved in October 2003. For the year ended June 30, 2005, we repurchased and retired 199,867 shares of common stock under the reinstated program at a cost of approximately $5.1 million, or an average market price of $25.68 per share. This program expired in February 2005.

On March 16, 2005, we announced a new program under which an additional 400,000 issued and outstanding shares of our Common Stock were approved for repurchase by the Board of Directors. As of June 30, 2005, we had repurchased and retired 103,133 shares of Common Stock under this new program at a cost of approximately $2.7 million, or an average market price of $26.58 per share, using available cash. At June 30, 2005, there were 296,867 shares remaining for repurchase under this program. This plan was scheduled to expire on September 30, 2005, but it has been extended indefinitely until terminated by our Board of Directors. During the quarter ended December 31, 2005, we repurchased and retired 20,000 shares of Common Stock at a cost of $441,000, or an average market price of $22.05 per share, using available cash. At June 30, 2006, there were 276,867 shares remaining for repurchase under this program.

12. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments with high quality financial institutions and has established guidelines relative to diversification and maturities to maintain safety and high liquidity. No single component of the Company’s investment portfolio represented more than 11% or 15% of the total investments at June 30, 2006 and June 30, 2005, respectively. With respect to trade and royalty receivables, such receivables are primarily with St. Jude Medical (40% and 86%, and 32% and 89% of trade and royalty receivables, respectively, at June 30, 2006 and 2005) (see Note 2). The trade receivables from two other customers, Arthrex and Orthovita, were approximately 30% and 13%, respectively, of trade receivables at June 30, 2006. If any of these customers’ receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company’s results of operations and financial condition. The Company performs ongoing credit evaluations on all of its customers’ financial conditions, but does not require collateral to support customer receivables.

13. CERTAIN COMPENSATION AND EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its officers, which provided for aggregate annual base salaries of $737,600 through June 30, 2007.

14. PREFERRED STOCK

The Company has an authorized class of undesignated Preferred Stock consisting of 100,000 shares with a $.001 par value. The Board of Directors may authorize the issuance of Preferred Stock, which ranks senior to the common stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights, which could adversely affect the voting power of the holders of Common Stock. At June 30, 2006 and 2005, no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock.

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

The Committee oversees the Employee Plan and may grant nonqualified stock options, incentive stock options, nonvested stock (see Note 16) or a combination thereof to the participants. As of June 30, 2006, awards under the Employee Plan consisted of stock options and nonvested stock. As of June 30, 2006, the total number of shares authorized for issuance under the Employee Plan was 4,050,000, of which options to purchase a total of 2,146,107 shares of the Company’s Common Stock at a weighted average exercise price of $17.78 were outstanding, 143,822 nonvested stock awards were outstanding, options to purchase a total of 1,706,030 shares of the Company’s Common Stock had previously been exercised/issued, and 54,041 shares remained available for new awards under the Employee Plan. Options granted provide for the purchase of Common Stock at prices determined by the Compensation Committee, but in no event less than the closing price of the stock on the date of grant. The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). The Directors’ Plan grants nonqualified stock options for the purchase of Common Stock to directors who are not employees. As of June 30, 2006 a total of 410,000 shares were authorized for issuance under the Directors’ Plan of which options to purchase a total of 337,000 shares of the Company’s Common Stock at a weighted average exercise price of $20.07 were outstanding, and options to purchase a total of 73,000 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. As a result, zero shares remained available for new awards under the Directors’ Plan. Awards previously granted under the Board of Directors plan are now granted under the Employee Plan.

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

A summary of the stock option (see Note 16 below for nonvested stock activity) activity under both plans for the fiscal years ended June 30, 2006, 2005 and 2004, is as follows:

	Employee Plan		Directors’ Plan
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Balance at June 30, 2003	2,077,325	12.31	265,000	15.54
Granted	282,000	30.09	54,000	21.93
Cancelled	(6,522)	16.19	—	—
Exercised	(260,331)	11.87	(25,000)	11.83

Balance at June 30, 2004	2,092,472	14.91	294,000	17.03

Granted	305,500	22.88	54,000	32.00
Cancelled	(12,947)	24.03	—	—
Exercised	(189,067)	12.86	(7,000)	12.00

Balance at June 30, 2005	2,195,958	16.85	341,000	19.50

Granted	163,750	28.09	19,500	23.45
Cancelled	(25,916)	26.98	—	—
Exercised	(187,685)	14.64	(23,500)	14.58

Balance at June 30, 2006	2,146,107	17.78	337,000	20.07

Exercisable portion	1,967,010	16.89	299,500	19.74

Available for future grant	54,041		—

Weighted-average fair value of options granted during the year ended June 30,
2004	$14.15		$9.80

2005	$11.38		$13.13

2006	$11.87		$9.71

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

	Year Ended June 30,
	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility
Employee Plan	35%	35%	40%
Director’s Plan	35%	35%	40%
Risk-free interest rate
Employee Plan	4.20%	3.71%	3.85%
Director’s Plan	4.40%	3.78%	3.57%
Expected lives:
Employee Plan	6.16	6.02	6.08
Director’s Plan	5.83	6.07	6.13

The following table summarizes significant option groups outstanding at June 30, 2006 and related weighted average exercise price and remaining contractual life information as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number at June 30, 2006	Remaining Contractual Life	Wghtd Avg Exercise Price	Number at June 30, 2006	Wghtd Avg Exercise Price
$7.625 - $14.120	867,851	3.25	$10.35	867,851	$10.35
$14.510 - $21.930	854,013	5.52	15.79	836,013	15.66
$22.900 - $34.360	761,243	8.37	29.49	562,646	30.34

	2,483,107			2,266,510

Compensation expense related to stock options is recorded as a component of either cost of goods sold, selling, general and administrative expense or research and development expense, dependent on the employee receiving the stock options. For the year ended June 30, 2006, the Company recognized expense of $960,387 related to stock options. As of June 30, 2006, there was $1,751,894 of unrecognized compensation costs related to unvested stock options granted under the two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.00 years.

16. NONVESTED STOCK

The Company may provide nonvested stock grants under its stockholder approved Employee Incentive Compensation Plan. During fiscal years 2004 and 2005, the Company granted shares of nonvested Common Stock to the non-employee members of the Board of Directors and to executive officers. In addition, as part of a shift in focus of the Company’s equity compensation program from stock options to nonvested stock, the Company granted shares of nonvested Common Stock to other management of the Company during the year ended June 30, 2006.

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

The shares granted to executive officers and other management vest in three equal annual installments based solely on continued employment with the Company. Unvested shares are forfeited upon termination of service on the Board of Directors or employment, as applicable. The Company made the following grants to non-employee, directors, executive officers and other management during the fiscal years ended June 30, 2006, 2005 and 2004:

	Fiscal Year Ended June 30,
	2006	2005	2004
Shares granted:
Non-employee Directors	13,000	12,000	11,580
Executive officers	67,547	55,500	—
Other Management	26,000	—	—

Total shares granted	106,547	67,500	11,580

Fair value on the date of grant	$3,131,792	$1,915,060	$253,950

The fair value disclosed above is based upon the closing price of the Company’s common stock on the date of grant.

Compensation expense related to all nonvested stock grants is being recorded over the three-year vesting period of these grants. Compensation expense related to the shares issued to the members of the Board of Directors is recorded as a component of selling, general and administrative expense. Compensation expense related to executive officer and other management shares is recorded as a component of either cost of goods sold, selling, general and administrative expense or research and development expense, dependent on which executive officer or other management team member received the shares. For the fiscal years ended June 30, 2006, 2005 and 2004 the Company recognized expense of $1,398,461, 764,627 and $33,255, respectively, related to nonvested stock awards.

As of June 30, 2006, there was an estimated $3,098,586 of unrecognized compensation costs related to nonvested stock awards granted under the Company’s two equity compensation plans. That cost is expected to be recognized over a weighted average period of 1.93 years.

Following is a summary of nonvested stock transactions for the fiscal years ended June 30, 2006, 2005 and 2004.

	Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2003	—	—
Granted:
Non-employee Directors	11,580	21.93
Executive officers	—	—
Issued:
Non-employee Directors	—	—
Executive officers	—	—
Cancelled:
Non-employee Directors	—	—
Executive officers	—	—

Balance June 30, 2004	11,580	21.93
Granted:
Non-employee Directors	12,000	32.00
Executive officers	55,500	27.59
Issued:
Non-employee Directors	(3,864)	21.93
Executive officers	(10,667)	27.43
Cancelled:
Non-employee Directors	—	—
Executive officers	—	—

Balance June 30, 2005	64,549	27.76
Granted:
Non-employee Directors	13,000	23.45
Executive officers & management	93,547	30.22
Issued:
Non-employee Directors	(1,932)	23.97
Executive officers & management	(18,502)	26.13
Cancelled:
Non-employee Directors	(5,940)	28.72
Executive officers & management	(900)	30.40

Balance June 30, 2006	143,822	29.17

17. EARNINGS PER SHARE

The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator.

	Year Ended June 30, 2006
	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$3,717,677	11,493,558	$0.32

Effect of Dilutive Securities
Options & nonvested stock	—	825,783

Diluted EPS
Income available to common shareholders including assumed conversions	$3,717,677	12,319,341	$0.30

	Year Ended June 30, 2005			Year Ended June 30, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$12,931,371	11,412,025	$1.13	$12,950,783	11,403,129	$1.14

Effect of Dilutive Securities
Options & nonvested stock	—	772,924		—	765,193

Diluted EPS
Income available to common shareholders including assumed conversions	$12,931,371	12,184,949	$1.06	$12,950,783	12,168,322	$1.06

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

The Company’s primary products are all medical devices and include Biomaterials and Endovascular devices. With respect to biomaterials products, the Company designs and/or manufactures and markets various absorbable polymer and collagen products for use in numerous applications including orthopaedic, cardiology, drug/biologics delivery, periodontal, general surgery and wound care. The Company also receives royalty revenue from the sale of Angio-Seal units by St. Jude Medical and from the sales of Vitoss Foam product by Orthovita. In prior years, the company has received research and development revenue under certain research and development contracts or grants. With respect to endovascular products, the company designs and manufactures embolic protection and thrombectomy devices. The commercially launched its first endovascular device in Europe in the fourth quarter of fiscal 2002 and commercially launched its first endovascular device in the United States in the fourth quarter of fiscal 2005. Net sales by product line and a reconciliation to total revenue is as follows:

	Fiscal Year Ended
	2006	2005	2004
Biomaterials	$36,698,841	$39,852,946	$36,142,160
Endovascular	1,179,213	516,507	218,375

Net Sales	37,878,054	40,369,453	36,360,535
Research and development	—	253,292	688,353
Royalty income	22,518,697	20,753,169	21,165,911

Total Revenue	$60,396,751	$61,375,914	$58,214,799

For the years ended June 30, 2006, 2005 and 2004, revenues from St. Jude Medical represented the following percentages of total revenues to the Company:

	Percentage of Total Revenue for the Year Ended June 30,
	2006	2005	2004
Net sales	25%	27%	22%
Royalty Income (see Note 2)	32%	30%	36%

For the years ended June 30, 2006, 2005 and 2004, revenues from Arthrex represented the following percentages of total revenues to the Company:

	Percentage of Total Revenue for the Year Ended June 30,
	2006	2005	2004
Net sales	22%	21%	30%

For the years ended June 30, 2006, 2005 and 2004, revenues from Orthovita represented the following percentages of total revenues to the Company:

	Percentage of Total Revenue for the Year Ended June 30,
	2006	2005	2004
Net sales	5%	12%	5%
Royalty Income (see Note 2)	5%	4%	0.5%

The Company’s revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. The company’s business is not dependent on foreign operations. No one country other than the U.S. represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.:

	Revenues for the Year Ended June 30,
	2006	2005	2004
United States	$59,844,909	$60,182,383	$57,627,227
Other foreign countries	551,842	1,193,531	587,572

Total	$60,396,751	$61,375,914	$58,214,799

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations of the Company for the years ended June 30, 2006 and June 30, 2005 are presented below:

	Year Ended June 30, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$12,726,172	$13,626,965	$15,675,525	$18,368,090
Operating costs and expenses	$13,556,070	$14,492,880	$13,482,126	$15,363,475
Net income	$(182,752)	$(555,860)	$1,787,634	$2,668,656
Basic earnings per share	$(0.02)	$(0.05)	$0.16	$0.23
Diluted earnings per share	$(0.02)	$(0.05)	$0.15	$0.21

	Year Ended June 30, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$15,077,394	$15,220,717	$14,790,818	$16,286,985
Operating costs and expenses	$10,904,217	$10,828,048	$10,595,268	$12,252,024
Net income	$3,155,687	$3,289,637	$3,184,036	$3,302,011
Basic earnings per share	$0.27	$0.29	$0.28	$0.29
Diluted earnings per share	$0.26	$0.27	$0.26	$0.27

Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

20. OPPORTUNITY GRANT

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania. This grant was awarded to the Company for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant is conditioned upon meeting the following: (1) the Company will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company will operate at its new facility for a minimum of 5 years. The Company received the cash payment of $500,000 in its third fiscal quarter 2005. Revenue will be recognized as earned over the longest period contained within the grant commitment term (five years from the date of occupancy of the Company’s new facility). This date of satisfaction of the last grant commitment is expected to be in December 2010, assuming the original expectation for a transition to the new facility in January 2006. During the fiscal year ended June 30, 2006, approximately $81,081 of revenue was recognized related to this grant as a component of Other Income. Revenue from this opportunity grant is estimated at $81,081 for each of the years ending June 30, 2007 through 2010 and $40,543 for the fiscal year ended June 30, 2011.

21. ACQUISITION OF INTRALUMINAL THERAPEUTICS, INC.

In May 2006, the Company acquired the assets of IntraLuminal Therapeutics, Inc. (“ILT”), a company focused on the emerging market opportunity of chronic total occlusion (“CTO”) (a complete vessel blockage common in both coronary and peripheral vessels), for cash of $8 million plus acquisition costs of $148,000. The Company, as part of the asset purchase agreement, has escrowed $1 million of the $8 million purchase price for the purposes of securing ILT’s post-closing obligations. After covering any post-closing obligations, the remaining cash and interest earned will be disbursed within twelve months from the date of acquisition. The assets acquired included inventory, fixed assets, and certain intangible assets to broaden the Company’s existing endovascular intellectual property and knowledge platform. The Company also anticipates that the assets acquired will add to the company’s future plans in the Chronic Total Occlusion market.

The valuation of the purchase price allocation was performed in an independent appraisal using proven valuation procedures and techniques and represents the estimated fair market value based on risk-adjusted cash flows related to the identifiable assets with the excess of the cost over net assets acquired allocated to goodwill.

The following is a summary of the allocation (in thousands):

Inventory	$188,013
Machinery, furniture and equipment	147,420
Intangible assets (patents, customer list and brand)	1,470,000
Excess of cost over net assets acquired (goodwill)	6,342,897

$8,148,330

The components of acquired intangible assets listed in the above table as of the acquisition date utilized an independent third party valuation and are as follows:

	Amount	Life
Customer List	$760,000	8 years
Patents	645,000	11years
Brand	65,000	3 years

	$1,470,000

The gross carrying amount of the acquired intangible assets at June 30, 2006 was $1,470,000. Amortization expense on the acquired intangible assets was $9,149 for the fiscal year ending June 30, 2006 and included within research and development expense. Amortization expense on the acquired intangible assets is currently estimated at $180,762 for the fiscal year ending June 30, 2007, $175,303 for the fiscal year ending June 30, 2008, $173,497 for the fiscal year ending June 30, 2009, and $153,636 for each of the fiscal years ending June 30, 2010 and 2011.

The total amount of goodwill totaled $6.3 million and that amount is expected to be fully deductible for tax purposes.

The acquisition has been accounted for under the purchase method of accounting and ILT’s results of operations are included in those of the Company since the date of acquisition.

The following unaudited pro-forma financial information assumes that the acquisition had occurred as of the beginning of the earliest period presented:

	Fiscal Year Ended June 30,
	2006	2005
Total revenue	$61,828,114	$65,706,750

Net (loss) income	$(3,438,811)	$1,362,242

Basic (loss) earnings per share	$(0.30)	$0.12

Diluted (loss) earnings per share	$(0.30)	$0.11

These pro forma results are based on certain assumptions and estimates. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place at the beginning of the specified periods, nor are they indicative of the results of future combined operations.

* * * * *

15 (a) 2. FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not required, are not applicable or the information is scheduled in our financial statements or notes thereto.

15 (a) 3. EXHIBITS

Exhibit #	Description

2.1	Asset Purchase Agreement dated September 1, 2000 by and among Kensey Nash Corporation, THM Acquisition Sub, Inc., THM Biomedical, Inc. and the stockholders of THM Biomedical, Inc.

3.1	Amended and Restated Certificate of Incorporation of Kensey Nash Corporation (1)

3.2	Second Amended and Restated Bylaws of Kensey Nash Corporation (2)

4.1	Specimen stock certificate representing Kensey Nash Corporation common stock (1)

10.1	Kensey Nash Corporation Fourth Amended and Restated Employee Incentive Compensation Plan and form of Stock Option Agreement† (5)

10.2	Kensey Nash Corporation Fourth Amended and Restated Nonemployee Directors’ Stock Option Plan and form of Stock Option Agreement† (3)

10.3	Form of Directors’ Indemnification Agreement (1)

10.4	Employment Agreement dated June 1, 2004, by and between Kensey Nash Corporation and Joseph W. Kaufmann † (8)

10.5	Employment Agreement dated May 11, 2006, by and between Kensey Nash Corporation and Wendy F. DiCicco, CPA †

10.7	Employment Agreement dated June 1, 2004, by and between Kensey Nash Corporation and Douglas G. Evans, P.E. † (8)

10.8	Termination and Change in Control Agreement dated June 1, 2004, by and between Kensey Nash Corporation and Joseph W. Kaufmann † (8)

10.10	License Agreement (United States) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products Corporation (assumed by St. Jude Medical) (1)

10.11	License Agreement (Foreign) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products Corporation (assumed by St. Jude Medical) (1)

10.12	Tenant Lease dated November 19, 1996, by and between Kensey Nash Corporation and Marsh Creek Associates One and Lease Amendment dated January 3, 2000 (4)

10.13	Termination and Change in Control Agreement dated June 1, 2004, by and between Kensey Nash Corporation and Douglas G. Evans, P.E. † (8)

10.14	Amendment to the Development and Distribution Agreement dated February 28, 2005 between Kensey Nash Corporation and Orthovita, Inc. (6)

10.15	Supply Agreement, dated June 15, 2005, by and between Kensey Nash Corporation and St. Jude Medical, Daig Division, Inc. (7)

10.16	Secured Commercial Mortgage, dated May 25, 2006, between Kensey Nash Corporation and Citibank, F.S.B. (9)

10.17	Swap Agreement, dated May 24, 2006, between Kensey Nash Corporation and Citibank, N.A. (9)

21.1	Subsidiaries of Kensey Nash Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-1, Registration No. 33-98722.

(2)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(3)	This exhibit is incorporated by reference to Exhibit 4.5 in our Registration Statement on Form S-8, Registration No. 333-71050.

(4)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-3, Registration No. 333-35494.

(5)	This exhibit is incorporated by reference to Exhibit 4.2 in our Registration Statement on Form S-8, Registration No. 333-117354.

(6)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

(7)	This exhibit is incorporated by reference to Exhibit Number 10 in our Current Report on Form 8-K filed with the SEC on June 21, 2005.

(8)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Annual Report on Form 10-K for the annual period ended June 30, 2004.

(9)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Current Report on Form 8-K filed with the SEC on June 1, 2006.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of September 2006.

KENSEY NASH CORPORATION

By:	/s/ WENDY F. DICICCO, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of September 2006.

Signature	Titles

/s/ JOSEPH W. KAUFMANN Joseph W. Kaufmann	Chief Executive Officer (principal executive officer), President, Secretary and Director

/s/ JOHN E. NASH, P.E.	Vice President of New Technologies and Director
John E. Nash, P.E.

/s/ DOUGLAS G. EVANS, P.E.	Chief Operating Officer, Assistant Secretary and Director
Douglas G. Evans, P.E.

/s/ WENDY F. DICICCO, CPA	Chief Financial Officer (principal financial and accounting officer)
Wendy F. DiCicco, CPA

/s/ ROBERT J. BOBB	Director
Robert J. Bobb

/s/ HAROLD N. CHEFITZ	Director
Harold N. Chefitz

/s/ WALTER R. MAUPAY, JR.	Director
Walter R. Maupay, Jr.

/s/ C. MCCOLLISTER EVARTS, M.D.	Director
C. McCollister Evarts, M.D.

/s/ STEVEN J. LEE	Director
Steven J. Lee

/s/ KIM D. ROSENBERG	Director
Kim D. Rosenberg