Form 10-Q
period 2006-09-30
KENSEY NASH CORP
filed 2006-11-09
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006

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

As of October 31, 2006, there were 11,703,810 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	June 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,820,076	$4,874,466
Investments (See Note 2)	24,355,932	22,253,526
Restricted cash (See Note 6)	1,012,032	1,000,809
Trade receivables, net of allowance for doubtful accounts of $8,292 and $8,804 at September 30, 2006 and June 30, 2006, respectively	4,422,882	6,396,165
Royalties receivable	5,647,280	5,845,484
Other receivables (including approximately $27,000 and $98,000 at September 30, 2006 and June 30, 2006 , respectively, due from employees)	980,173	1,096,996
Inventory	8,080,214	7,197,868
Deferred tax asset, current portion	2,024,034	1,849,513
Prepaid expenses and other	1,936,925	1,427,303

Total current assets	53,279,548	51,942,130

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land (See Note 4)	4,883,591	4,883,591
Building (See Note 4)	44,594,020	39,123,636
Machinery, furniture and equipment	27,668,070	26,816,938
Construction in progress - new facility	26,888	3,752,252
Construction in progress	1,474,129	1,086,514

Total property, plant and equipment	78,646,698	75,662,931
Accumulated depreciation	(13,672,890)	(12,412,405)

Net property, plant and equipment	64,973,808	63,250,526

OTHER ASSETS:
Acquired patents and other intangibles, net of accumulated amortization of $3,492,497 and $3,241,987 at September 30, 2006 and June 30, 2006, respectively	4,998,868	5,249,379
Goodwill (See Note 7)	9,681,111	9,627,200
Other non-current assets	126,407	122,033

Total other assets	14,806,386	14,998,612

TOTAL	$133,059,742	$130,191,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,953,549	$3,436,242
Accrued expenses (See Note 8)	3,685,813	2,954,079
Other current liabilities	1,012,032	1,000,809
Deferred revenue	197,232	203,351

Total current liabilities	7,848,626	7,594,481

OTHER LIABILITIES:
Long-term debt (See Note 9)	8,000,000	8,000,000
Deferred revenue, non-current	749,671	795,830
Deferred tax liability, non-current	790,000	523,487
Other non-current liabilities	1,269,359	85,834

Total liabilities	18,657,656	16,999,632

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at September 30, 2006 and June 30, 2006	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,650,257 and 11,618,210 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	11,650	11,618
Capital in excess of par value	81,080,718	80,664,473
Retained earnings	34,228,100	32,800,281
Accumulated other comprehensive loss	(918,382)	(284,736)

Total stockholders’ equity	114,402,086	113,191,636

TOTAL	$133,059,742	$130,191,268

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2006	2005
REVENUES:
Net sales
Biomaterial sales	$9,845,477	$7,173,062
Endovascular sales	707,712	325,394

Total net sales	10,553,189	7,498,456
Royalty income	5,718,146	5,227,716

Total revenues	16,271,335	12,726,172

OPERATING COSTS AND EXPENSES:
Cost of products sold	4,847,830	4,793,629
Research and development	4,375,629	4,950,421
Sales and marketing	3,028,302	1,832,465
General and administrative	2,059,469	1,979,555

Total operating costs and expenses	14,311,230	13,556,070

INCOME/(LOSS) FROM OPERATIONS	1,960,105	(829,898)

OTHER INCOME/(EXPENSE):
Interest income	241,631	290,896
Interest expense	(137,060)	—
Other income	38,946	18,923

Total other income - net	143,517	309,819

INCOME/(LOSS) BEFORE INCOME TAX	2,103,622	(520,079)
Income tax (expense)/benefit	(675,803)	337,327

NET INCOME/(LOSS)	$1,427,819	$(182,752)

BASIC EARNINGS/(LOSS) PER SHARE	$0.12	$(0.02)

DILUTED EARNINGS /(LOSS) PER SHARE	$0.11	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,629,410	11,456,858

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,475,218	11,456,858

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE, JUNE 30, 2006	11,618,210	$11,618	$80,664,473	$32,800,281	$(284,736)		$113,191,636
Exercise/issuance of:
Stock options	8,700	9	174,810				174,819
Nonvested stock awards	38,722	38	(38)				—
Exchange of nonvested shares for taxes	(15,375)	(15)	(403,271)				(403,286)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			19,526				19,526
Nonvested stock awards			(45,852)				(45,852)
Employee stock-based compensation:
Stock options			245,915				245,915
Nonvested stock awards			425,155				425,155
Net Income				1,427,819		$1,427,819	1,427,819
Foreign currency translation adjustment					1,340	1,340	1,340
Change in unrealized loss on investments (net of tax)					106,906	106,906	106,906
Interest rate swap unrealized loss (net of tax)					(741,892)	(741,892)	(741,892)

Comprehensive income						$794,173

BALANCE, SEPTEMBER 30, 2006 (Unaudited)	11,650,257	$11,650	$81,080,718	$34,228,100	$(918,382)		$114,402,086

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income/(loss)	$1,427,819	$(182,752)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,742,446	2,708,958
Employee stock-based compensation (See Note 13):
Stock Options	245,915	180,355
Nonvested stock awards	425,155	240,399
Cash-settled Stock Appreciation Rights	15,228	—
Tax benefit/(deficiency) from exercise of stock options
Stock Options	19,526	312,961
Nonvested stock awards	(45,852)	7,832
Excess tax benefits from share-based payment arrangements	(22,299)	(178,336)
Exchange of nonvested shares for taxes	(403,286)	(94,190)
Loss on retirement of property, plant and equipment	8,224	—
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	2,290,048	3,329,045
Deferred tax asset	(174,521)	(164,110)
Prepaid expenses and other current assets	(527,871)	(582,545)
Inventory	(882,346)	(1,483,821)
Accounts payable and accrued expenses	969,587	(6,137,671)
Deferred revenue	(6,119)	(87,344)
Deferred tax liability, non-current	266,513	67,627
Deferred revenue, non-current	(46,159)	31
Other current liabilities	11,223	—
Other non-current liabilities	426,405	—

Net cash provided by/(used in) operating activities	5,739,636	(2,063,561)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,897,823)	(5,103,975)
Sale of investments	3,000,000	8,700,000
Purchase of investments	(5,078,125)	(2,503,051)
Restricted cash	(11,223)	—

Net cash (used in)/provided by investing activities	(5,987,171)	1,092,974

FINANCING ACTIVITIES:
Deferred financing costs paid	(4,374)	—
Excess tax benefits from share-based payment arrangements	22,299	178,336
Proceeds from exercise of stock options	174,819	1,026,398

Net cash provided by financing activities	192,744	1,204,734

EFFECT OF EXCHANGE RATE ON CASH	401	(23,370)
(DECREASE) / INCREASE IN CASH	(54,390)	210,777
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,874,466	4,171,913

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,820,076	$4,382,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$137,060	$—

Cash paid for income taxes	$230,000	$—

Retirement of fully depreciated property, plant and equipment	$130,516	$—

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three month period ended September 30, 2006 is not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal 2006.

The statement of operations for the three month period ending September 30, 2005 has been reclassified to include product line information for Biomaterials and Endovascular sales. In addition, reclassifications have been made to reflect separate components of Selling, General & Administrative expenses, which were previously aggregated. Accordingly, there was no impact on amounts presented for income/(loss) from operations.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). Sales revenue is recognized when the related product is shipped, free-on-board shipping point. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including discounts. The Company had net sales returns provision (benefit) and discounts of $22,599 and $(23,058) for the three months ended September 30, 2006 and 2005, respectively.

Royalty Income

The Company recognizes substantially all of its royalty revenue at the end of each month, when the relevant net total end-user product sales dollars are reported to the Company for the month. Royalty payments are generally received within 45 days of the end of each calendar quarter.

Geographic Information

The Company’s revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. The Company’s business is not dependent on foreign operations. No one country other than the U.S. represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.:

	Revenues for the three month period ended September 30,
	2006	2005
United States	$16,095,731	$12,563,920
Foreign countries	175,604	162,252

Total	$16,271,335	$12,726,172

Earnings/(Loss) Per Share

Earnings/(Loss) per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. Options to purchase shares of our Common Stock which were outstanding for the three months ended September 30, 2006 and 2005, but were not included in the computation of diluted EPS due to their antidilutive effect are shown in the table below:

	Three months ended September 30,
	2006	2005
Number of Options	459,437	1,192,274

Option Price Range	$22.90 - $34.36	$23.82 - $34.36

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company’s adoption starting July 1, 2006 of SFAS 154 did not have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006, or the beginning of the Company’s 2008 fiscal year starting July 1, 2007. The Company is evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued SAB No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after the publication of SAB 108 (September 13, 2006). The Company is currently assessing the impact, if any, the adoption will have on its financial position or results of operations. The cumulative effect, if any, of applying the provisions of SAB 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a standard definition for fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, the Company’s 2009 fiscal year. The Company has not yet assessed the impact adoption of SFAS 157 will have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)(SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of operations and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of operations (with limited exceptions). The requirement to recognize the funded status of defined benefit postretirement plan is effective for fiscal years ending after December 15, 2006 or the Company’s 2007 fiscal year. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of operations is effective for the fiscal years ending after December 15, 2008 or the Company’s 2009 fiscal year. The Company is currently assessing the impact, if any, the adoption will have on its financial position or results of operations.

Note 2 – Investments

Investments as of September 30, 2006 consisted primarily of high quality municipal and U.S. corporate obligations. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets and is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Note 10 - Comprehensive Income) and realized gains and losses in other income.

The following is a summary of available-for-sale securities as of September 30, 2006 and June 30, 2006:

Description	September 30, 2006
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss
Municipal Obligations	$22,014,179	$12,148	$(142,169)	$21,884,158
U.S. Corporate Obligations	2,649,894	—	(178,120)	2,471,774

Total Investments	$24,664,073	$12,148	$(320,289)	$24,355,932

Description	June 30, 2006
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss
Municipal Obligations	$19,595,914	$8,386	$(264,454)	$19,339,846
U.S. Corporate Obligations	3,127,732	—	(214,052)	2,913,680

Total Investments	$22,723,646	$8,386	$(478,506)	$22,253,526

The majority of the investments listed above have maturities ranging from less than one year to four years. In addition, the Company has one security with a maturity of approximately 10 years and one municipal variable-rate demand obligation that has a maturity of approximately 23 years. This municipal variable-rate demand obligation is putable weekly and callable on a monthly basis.

The investment securities shown below currently have fair values less than their amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. As of September 30, 2006, there were approximately 25 out of 32 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment by category, as of September 30, 2006 were as follows:

Description	Loss < 12 months		Loss > or equal to 12 months		Total
	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$504,200	$(733)	$12,643,884	$(141,436)	$13,148,084	$(142,169)
U.S. Corporate Obligations	—	—	2,471,774	(178,120)	2,471,774	(178,120)

Total Investments	$504,200	$(733)	$15,115,658	$(319,556)	$15,619,858	$(320,289)

Note 3 - Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	September 30, 2006	June 30, 2006
Raw materials	$5,763,810	$5,825,062
Work in process	1,096,983	880,975
Finished goods	1,293,837	932,597

Gross inventory	8,154,630	7,638,634
Provision for inventory obsolescence	(74,416)	(440,766)

Inventory	$8,080,214	$7,197,868

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

Note 4 - New Facility

During fiscal 2006, the Company completed the primary construction of and relocated its operations to a new 202,000 square foot facility. The total cost of the project, including land purchases, was approximately $49 million through September 30, 2006. Certain minor construction activities are still in progress. The Company had financed all construction of this facility from available cash on hand and the sale of liquid investments through most of the project term. In May 2006, the Company entered into a Secured Commercial Mortgage, secured by the building and land, which allows the Company to draw up to $35 million, $8 million of which is currently outstanding. See Note 9 - Debt.

In conjunction with its move to its new facility, the Company abandoned previously occupied lease space, and thus, recorded accelerated depreciation charges of $5.0 million related to leasehold improvement assets abandoned in fiscal 2006.

Note 5 – Patents and Other Intangible Assets

The costs of internally developed patents are expensed when incurred due to the long development cycle for products and the Company’s inability to measure the recoverability of these patent costs when incurred. From time to time, the Company has acquired portfolios of patents that it believes are beneficial to its ongoing businesses. These acquisitions have included the acquisition of a portfolio of puncture closure patents in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. in 2000, certain intellectual property rights related to the Vitoss® product line from a third party inventor, and most recently the purchase of intangible assets as part of the asset purchase of IntraLuminal Therapeutics, Inc. in May 2006, among other smaller purchases.

The Company amortizes the entire cost of acquired patents and intangible assets over the remaining period of economic benefit, ranging from 3 to 14 years as of September 30, 2006. The gross carrying amount of such patents and intangible assets, as of September 30, 2006, was $8,491,365 with accumulated amortization of $3,492,497. Amortization expense on these patents and intangible assets was $250,511 and $199,767 for the three-month period ended September 30, 2006 and 2005, respectively. The table below details the estimated amortization expense on the Company’s acquired patents and intangible assets for the next five fiscal years:

Fiscal year ending June 30,	Amortization Expense
2007	$985,664
2008	980,205
2009	978,399
2010	481,345
2011	437,486

Note 6 – Acquisition of Assets of IntraLuminal Therapeutics, Inc.

In May 2006, the Company acquired the assets of IntraLuminal Therapeutics, Inc. (ILT), a company focused on the emerging market opportunity of chronic total occlusions (“CTO”), for $8 million cash plus acquisition costs of $202,241. Of the total $8.0 million purchase price, $1 million was escrowed for one year and is included as restricted cash on the balance sheet.

The valuation of the purchase price allocation represents the estimated fair market value based on risk-adjusted cash flows related to the identifiable assets with the excess of the cost over net assets acquired allocated to goodwill. Management is responsible for the valuation and considered a number of factors including valuations and appraisals, when estimating fair value.

The following is a summary of the allocation, including $53,911 of additional direct costs recognized since June 30, 2006:

Inventory	$188,013
Machinery, furniture and equipment	147,420
Intangible assets (patents, customer list and brand)	1,470,000
Excess of cost over net assets acquired (goodwill)	6,396,808

$8,202,241

The components of acquired intangible assets as of the acquisition date were as follows:

	Amount	Life
Customer List	$760,000	8 years
Patents	645,000	11 years
Brand	65,000	3 years

	$1,470,000

Note 7 - Goodwill

Goodwill represents the excess of cost over the fair market value of the identifiable net assets of THM Biomedical (THM), a company acquired in September 2000, and of the identifiable net assets of ILT, acquired in May 2006. Both acquisitions were accounted for under SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).

Under SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests, which the Company has set to be June 30th of each fiscal year. Annual impairment tests in fiscal 2006, 2005 and 2004 indicated that goodwill was not impaired on the annual date.

Goodwill related to the acquisition of ILT totaled $6.4 million, an amount that is expected to be fully deductible for tax purposes. The following table indicates the Company’s total goodwill balances as of the dates presented:

Goodwill
Balance as of June 30, 2005	$3,284,303
IntraLuminal Acquisition	6,342,897

Balance as of June 30, 2006	$9,627,200

Additional costs for IntraLuminal Acquisition	53,911

Balance as of September 30, 2006	$9,681,111

Note 8 – Accrued Expenses

As of September 30, 2006 and June 30, 2006, accrued expenses consisted of the following:

	September 30, 2006	June 30, 2006
Accrued payroll and related compensation	$1,118,522	$888,730
Accrued new facility costs	1,131,784	1,176,602
Other	1,435,507	888,747

Total	$3,685,813	$2,954,079

Note 9 – Debt

Secured Commercial Mortgage - On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the “Mortgage”) with Citibank, F.S.B. The Mortgage provides the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the “Draw Period”) and is secured by the Company’s facility and land located at 735 Pennsylvania Drive, Exton, Pennsylvania 19341.

At the time of any advance during the Draw Period, the Company will elect one of the two following interest rate options: (1) LIBOR, reset monthly, plus eighty-two basis points (the Loan Credit Spread); or (2) Prime Rate. On May 25, 2006, the Company took an $8 million advance under the Mortgage with the LIBOR option. The Company intends on taking the additional $27 million in proceeds on or before November 25, 2007.

In order to hedge its interest rate risk under the Mortgage, the Company also entered into a $35 million aggregate ten-year fixed interest rate swap agreement (the Swap) with Citibank, N.A. The Company’s maximum interest rate exposure for the ten-year term of the $35 million mortgage, as hedged by the swap, is 6.44% (5.62% fixed interest rate plus .82% Loan Credit Spread). Under the Swap, interest is paid on the current matching $8 million notional amount advanced under the Mortgage as of September 30, 2006. As of September 30, 2006, the derivative value of the Swap was in a liability position of $1,254,131 and was recorded as a component of other non-current liabilities on the balance sheet.

Under the Mortgage, the Company is required to pay interest only on the outstanding principal amount of this Mortgage during the Draw Period. After the Draw Period, and beginning December 25, 2007, the Company shall pay principal and interest based on a twenty-five year straight-line amortization schedule.

The Mortgage contains various conditions to borrowing, and affirmative, restrictive and financial maintenance covenants. Certain of the more significant covenants require: the Company to maintain a Minimum Fixed Charge Coverage Ratio of EBITDA (as defined in the Mortgage) to debt service equal to or greater than 1.50 –to- 1.0; and maintain an interest rate hedge of at least fifty percent of the outstanding principal balance of the Mortgage through an interest rate protection product reasonably acceptable to the Citibank, F.S.B. As of September 30, 2006, the Company was in compliance with its affirmative, restrictive and financial maintenance covenants.

Note 10 - Comprehensive Income

The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive (loss) income is shown in the consolidated statements of stockholders’ equity as of September 30, 2006 and June 30, 2006, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities, foreign currency translation adjustments and interest rate swap. The tax effect for the three months ended September 30, 2006 and for the fiscal year ended June 30, 2006 of other comprehensive income was $327,114 and $60,376, respectively.

Note 11 – Select Customer Agreements

St. Jude Medical, Inc.

The License Agreements – Under two License Agreements (one each for U.S. and foreign territories), St. Jude Medical has exclusive worldwide rights to manufacture and market all current and future versions of the Angio-SealTM vascular closure device (the Angio-Seal). Under the terms of the License Agreements, the Company receives royalty payments based upon a percentage of the revenues generated from the sale of the Angio-Seal.

The Component Supply Contract - In fiscal 2005, the Company executed a new supply contract with St. Jude Medical, which appointed the Company the exclusive supplier of 100% of the collagen sponge and 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement. The contract expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for Company’s ongoing investments in collagen research and development. The Company recognized $543,000 of this $1 million during the period ended June 30, 2005 related to research and development work already performed. The remaining $457,000 has been recorded as deferred revenue with a remaining balance of $353,000 as of September 30, 2006, and is being recorded as revenue over the remaining period of the contract.

Orthovita, Inc.

In fiscal 2003, the Company entered into a development, manufacturing and supply agreement with Orthovita under which the Company develops and commercializes products based on Orthovita’s proprietary Vitoss® bone graft substitute material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, products are co-developed; the Company manufactures the products, and Orthovita markets and sells the products worldwide. Also under the Orthovita Agreement, the Company receives a royalty payment based upon Orthovita’s total end-user net sales of co-developed products.

Note 12 – Income Taxes

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109).

As of September 30, 2006, the Company had net operating loss (NOL) carryforwards for state tax purposes totaling $40.0 million, which will expire by the end of its fiscal year 2027. In addition, the Company had a foreign NOL of $311,000 as of September 30, 2006, which will not expire.

Note 13 – Stock-Based Compensation

Effective July 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified prospective approach and now accounts for stock-based compensation applying the fair value method for expensing stock options and nonvested stock awards. Accordingly, total stock-based compensation expense was $686,299 and $420,747 for the three month periods ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $233,342 and $143,054 for the three month periods ended September 30, 2006 and 2005, respectively. Compensation expense related to stock-based awards is classified in the statement of operations on the same line items as salary expense and is recorded over the awards relevant vesting period. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of general and administrative expense.

The Company has an Employee Incentive Compensation Plan (the Employee Plan), for officers, non-employee directors and employees of the Company to reward individuals who have contributed or are being hired to contribute to the growth and success of the Company. As of September 30, 2006, the total number of shares authorized for issuance under the Employee Plan was 4,050,000, of which options to purchase a total of 2,141,541 shares of the Company’s Common Stock at a weighted average exercise price of $17.76 were outstanding, 106,850 nonvested stock awards were outstanding, options to purchase a total of 1,746,452 shares of the Company’s Common Stock had previously been exercised/issued, and 55,157 shares remained available for new awards under the Employee Plan.

Consequently, the Board of Directors has approved and proposes that the Company’s stockholders approve, at the Annual Meeting to be held on December 6, 2006, amending and restating the Employee Plan as the Amended Plan. The Amended Plan if approved would provide for among other things an increase in the number of shares of Common Stock authorized for issuance by 300,000 shares (raising the total number provided under the plan to 4,350,000 shares), only 75,000 shares of which may be issued as nonvested stock, bonus stock or stock-based awards other than stock options or stock appreciation rights.

The Company also has a Non-employee Directors’ Stock Option Plan (the Director Plan). As of September 30, 2006 a total of 410,000 shares were authorized for issuance under the Director Plan of which nonqualified options to purchase a total of 330,000 shares of the Company’s Common Stock at a weighted average exercise price of $20.08 were outstanding, and options to purchase a total of 80,000 shares of the Company’s Common Stock had previously been exercised under the Director Plan. As a result, no shares remained available for new awards under the Directors’ Plan. Awards previously granted under the Board of Directors’ plan are now granted under the Employee Plan.

Stock Options

Stock options have been granted to employees and members of the Board of Directors of the Company, as well as non-employee outside consultants. Fair value is calculated under the Black-Scholes option-pricing model. For the three months ended September 30, 2006 and 2005, the Company recognized expense of $245,915 and $180,355, respectively related to stock options. As of September 30, 2006, there was $1,529,208 of unrecognized compensation costs related to unvested stock options granted under the two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 1.73 years.

A summary of the stock option activity under both plans for the three months ended September 30, 2006, is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2006	2,146,107	17.78		337,000	20.07
Granted	3,000	27.12		—	—
Cancelled	(5,866)	27.99		—	—
Exercised	(1,700)	20.92		(7,000)	19.89

Balance at September 30, 2006	2,141,541	17.76	$25,774,564	330,000	20.08	$3,180,612

Exercisable portion	1,995,406	17.09	$25,364,221	292,500	19.74	$2,935,002

Available for future grant	55,157			—

Weighted-average fair value of options granted during the three months ended September 30, 2006	$12.03			$—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Options are exercisable over a maximum term of ten years from the date of grant and typically vest over periods of zero to three years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding; the terms given below result from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant.

Three Months Ended September 30, 2006
Dividend yield	0%
Expected volatility
Employee Plan	35%
Risk-free interest rate
Employee Plan	4.827% - 5.047%
Expected lives:
Employee Plan	6.38

The following table summarizes significant option groups outstanding as of September 30, 2006 and related weighted average exercise price and remaining contractual life information:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number at September 30, 2006	Remaining Contractual Life	Wghtd Avg Exercise Price	Number at September 30, 2006	Wghtd Avg Exercise Price
$ 7.625 - $14.120	866,851	2.99	$10.34	866,851	$10.34
$ 14.510 - $21.930	847,480	5.27	15.76	829,480	15.62
$ 22.900 - $34.360	757,210	8.12	29.51	591,575	30.36

	2,471,541			2,287,906

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers and certain other management of the Company. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. For the three months ended September 30, 2006 and 2005, the Company recognized expense of $425,155 and $240,391, respectively, related to nonvested stock awards. As of September 30, 2006, there was an estimated $2,698,802 of unrecognized compensation costs related to nonvested stock awards granted under the Company’s Employee Plan. That cost is expected to be recognized over a weighted average period of 1.68 years. The following table outlines nonvested stock awards for the three months ended September 30, 2006.

	Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2006	143,822	29.17
Granted:
Executive officers & management	1,750	27.47
Issued:
Executive officers & management	(38,722)	26.25

Balance September 30, 2006	106,850	30.21

Weighted-average fair value of nonvested stock awards granted during the three months ended September 30, 2006	$27.47

Shares granted to non-employee members of the Board of Directors prior to December of 2005 vested in three equal annual installments contingent upon the Company’s achievement of certain earnings-per-share targets, Company Common Stock price targets and continued service of the board member on each anniversary of the date of grant. Beginning with the December 2005 nonvested stock grants, all grants awarded to non-employee members of the Board of Directors vested solely on continuation of service and were no longer subject to performance measures; all other attributes of the grants will remain the same as described above. Previously awarded nonvested stock grants will remain subject to the original provisions that were in effect at the time of grant.

The shares granted to executive officers and other members of management vest in three equal annual installments based solely on continued employment with the Company. Unvested shares are forfeited upon termination of service on the Board of Directors or employment, as applicable.

Cash-Settled Stock Appreciation Rights

During the quarter ended September 30, 2006 the Company granted cash-settled stock appreciation rights (SARs) awards to eligible employees. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of the Company’s Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of the Company’s Common Stock on the date of grant. For the three months ended September 30, 2006 and 2005, the Company recognized expense of $15,228 and $0, respectively related to SARs.

The following table outlines cash-settled SAR awards for the three months ended September 30, 2006.

	Shares	Weighted Average Price Per Share
Balance June 30, 2006
Granted	203,060	29.88

Balance September 30, 2006	203,060	29.88

Weighted-average fair value of cash-settled SARs granted during the three months ended September 30, 2006	$29.88

As of September 30, 2006, there was an estimated $1,653,724 of unrecognized compensation costs related to SARs. That cost is expected to be recognized over a weighted average period of 2.97 years.

The fair value of each SAR grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. SARs are exercisable over a maximum term of five years from the date of grant and vest over a period three years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate SAR employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of cash-settled stock appreciation rights has been determined in accordance with Question 6 of SEC SAB 107 Topic 14.0.2, “Expected Term” until such time that historical exercise behavior can be established. The risk-free rate for periods within the contractual life of the SAR is based on U.S. treasuries with constant maturities in effect at the time of grant.

Three Months Ended September 30, 2006
Dividend yield	0%
Expected volatility	35%
Risk-free interest rate	4.67%
Expected lives	3.5

Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R) which classifies these awards as liabilities. Accordingly, the Company records these awards as a component of other non-current liabilities on the balance sheet. For liability awards, the fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award.

Accelerated Vesting of Stock Options

On April 27, 2005, the Company’s Board of Directors voted to accelerate the vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $27.35 per share (the share price on May 4, 2005, the date of acceleration) that were previously awarded to the Company’s employees. Options to purchase 547,815 shares of Common Stock (including 431,000 shares held by executive officers and other management) or 47% of the shares underlying the Company’s outstanding unvested options were subject to the acceleration. Compensation expense that would have been recorded over a weighted average period of 2.12 years after the adoption of SFAS 123(R) absent the accelerated vesting, was approximately $5.2 million, or $3.7 million net of related tax effects, of which $4.2 million, or $3.0 million net of related tax effects, was related to stock options held by executive officers and member of the Board of Directors. The purpose of the acceleration was to enable the Company to decrease future recognized compensation expense associated with options upon adoption of SFAS 123(R).

Note 14 – Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by various programs established by the Company’s Board of Directors. As of September 30, 2006, there were 276,867 shares remaining for repurchase under the most recently authorized program, which does not have an expiration date. There were no repurchases of stock for the three months ended September 30, 2006 or September 30, 2005.

Note 15 – Retirement Plan

The Company has a voluntary 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total salaried compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three months ended September 30, 2006 and 2005 were $122,082 and $90,562, respectively.

Note 16 – Opportunity Grant

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania, awarded for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant is conditioned upon the following: (1) the Company will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company will operate at its new facility for a minimum of 5 years from the date of occupancy, December 2005. The Company received the cash payment of $500,000 in its third quarter of fiscal 2005. Revenue is being recognized as a component of Other Income, revenue recognized related to this grant for each of the three months ended September 30, 2006 and 2005 was $20,270. Revenue from this opportunity grant is estimated at $81,081 for each of the fiscal years ending June 30, 2007 through 2010 and $40,540 for the fiscal year ending June 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission.

This discussion and analysis below contains forward-looking statements relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in under the heading “CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS” at the end of this Item 2 in this Quarterly Report on Form 10-Q.

Overview

We provide an extensive range of products into multiple medical markets, primarily in the endovascular, sports medicine and spine markets. The products we place into these markets include a range of absorbable biomaterials products, primarily for the cardiology, sports medicine and spine markets, as well as a line of products for the endovascular markets, including devices with applications in the embolic protection, thrombectomy and total occlusion markets. Our revenues consist of two components: net sales, incorporating both biomaterials and endovascular products, and royalty income.

NET SALES

Biomaterials Sales

As pioneers in the field of absorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. Our biomaterials products, specifically polymer and collagen based products, are components or, in most cases, finished goods sold by numerous other companies pursuant to agreements with them. In fiscal 2006, we shipped over 3.6 million product units to approximately 31 customers. Our largest biomaterials customers include St. Jude Medical, to whom we supply Angio-Seal components; Arthrex, Inc., to whom we supply a broad range of sports medicine products; and Orthovita, Inc., to whom we supply products for use in repair of the spine, osteoporotic fractures and trauma injuries. We also supply biomaterials products and development expertise to multiple other orthopaedic companies including Medtronic, Inc. (Medtronic), Zimmer, Inc. (Zimmer) and BioMimetic Therapeutics, Inc. (BioMimetic), amongst others.

The sale of Angio-Seal components to St. Jude Medical continues to be a major source of revenue for Kensey Nash, despite considerable diversification of our customer base over the years. We also do significant business in the orthopaedic sector, which includes both sports medicine companies and companies focused on products for the spine. The table below shows the trends in our Angio-Seal component and orthopaedic sales for the three months ended September 30, 2006 and September 30, 2005 as a percentage of our total biomaterials sales:

Sales of	Three months ended September 30, 2006	% of biomaterials sales	Three months ended September 30, 2005	% of biomaterials sales
Angio-Seal Components	$5,163,599	52%	$2,947,480	41%
Orthopaedic Products	4,386,749	45%	3,951,243	55%
Other Products	295,129	3%	274,339	4%

Total Net Sales - Biomaterials	$9,845,477	100%	$7,173,062	100%

We manufacture two of the key absorbable components of the Angio-Seal, 100% of their supply requirements for the collagen plug and 30% of their requirements of the polymer anchors for St. Jude Medical under a supply contract that expires in 2010. With the Angio-Seal device continuing to be the leading product in a market that continues to grow, we believe our net sales to St. Jude Medical should continue to have a moderately favorable long-term trend over the next several years. Sales to St. Jude Medical, however, are highly dependent on ordering patterns and can vary significantly from quarter to quarter.

Our net sales in the orthopaedic portion of our business is dependent on several factors, including the success of our current partners in the sports medicine and spine markets, the continued acceptance of biomaterials-based products in these two markets, as well as expanded future acceptance of such products, and our ability to offer new products or technologies and attract new partners in these markets. With a combination of new partnerships, product launches from new and existing customers, and follow-on orders for products launched in the first half of fiscal 2006, we expect sales to increase over current sales levels beginning in the second half of fiscal 2007 over our current sales levels, however we expect our second quarter sales will approximate our first quarter fiscal 2007 sales. Sales to our orthopaedic customers, however, are highly dependent on ordering patterns and can vary significantly from quarter to quarter.

Endovascular Sales

Over the last several years, Kensey Nash has devoted significant resources to bringing a family of proprietary endovascular products to market in the U.S. and Europe. These products are primarily focused in the emerging markets of embolic protection, thrombectomy, and chronic total occlusions. Our embolic protection systems are designed to prevent debris, often liberated during common interventional procedures such as stenting, from migrating farther into the coronary and neurovasculature anatomies, where it could be dangerous to the patient. Our thrombectomy and aspiration products are complementary products designed to remove thrombus (blood clots) from the patient prior to or following similar interventional procedures. Finally, our chronic total occlusion (a complete vessel blockage common in both coronary and peripheral vessels) platform is based on a technology acquired from Intraluminal Therapeutics, Inc. in May 2006 (See Note 5 - Patents and Other Intangible Assets, Note 6 - Acquisition of Intraluminal Therapeutics, Inc. and Note 7 - Goodwill to the Condensed Consolidated Financial Statements of the Company), the SafeCross® System, which provides radiofrequency energy and guidance to help physicians treat total occlusions of the vasculature. All of these products are targeted primarily towards interventional cardiologists, but may also be used by interventional radiologists and vascular surgeons.

The following products are currently sold through our direct distribution structure consisting of dedicated sales forces in the U.S. and Germany, and distribution agreements in other parts of the world including the United Kingdom, Italy, Austria, Switzerland, the Netherlands, and India. We are dedicated to expanding our geographic focus and have recently entered into three new distribution agreements in Greece, Slovakia (which includes Czech Republic, Ukraine, Slovakia and Russia) and Scandinavia and expect to have additional distribution agreements signed within the fiscal year.

Highlights of our endovascular platform are as follows:

TriActiv FX® Embolic Protection System

•	Second generation embolic protection system with enhanced ease of use attributes over the first generation TriActiv® System, which was originally launched in April 2005.

•	FDA clearance in July 2006 and CE Mark Approval in March 2005 for Saphenous Vein Graft (SVG) indication.

•	ASPIRE data which enrolled over 100 patients showed a low 3.2% Major Adverse Coronary Event (MACE) rate in SVG patients, the lowest MACE rate of any large study of SVG patients.

TriActiv® ProGuard™ Embolic Protection System

•	Third generation embolic protection system with Local Flush and Extraction (LFX) Catheter for use in branched anatomies such as carotids and native coronary arteries.

•	CE Mark approval for the SVG indication, launched July 2006.

•	Pending CE Mark approval for Carotid indication, expected early calendar 2007.

•	50 patient carotid pilot study complete. U.S. and European 300 to 400 patient carotid pivotal trial to support FDA clearance commenced October 2006.

ThromCat™ Thrombectomy Catheter System

•	Easy to use, powerful, fully disposable, thrombectomy catheter incorporating HeliFlex™ Technology, an internal helix which rotates at 95,000 rotations per minute to evacuate thrombus from the target vessel.

•	FDA clearance for synthetic graft and native fistula vessel indication. Initial market release commenced late September 2006.

•	CE mark approval for coronary and peripheral indications received October 20, 2006. European launch initiated immediately thereafter.

•	Coronary study currently enrolling in Europe.

QuickCat™ Extraction Catheter

•	Simple, easy to use, aspiration catheter that removes thrombus in a syringe-based system.

•	FDA clearance and CE Mark approval for all arterial use.

•	Launched in April 2006 in the U.S. and in August 2006 in Europe.

SafeCross® RF Crossing Wires

•	Radio-Frequency powered guidewires that incorporate Optical Coherence Reflectometry technology to provide guidance for crossing chronic total occlusions.

•	FDA clearance for coronary and peripheral use.

•	Manufacturing being established in Exton Pennsylvania, following acquisition of SafeCross technology in May 2006.

•	CE Mark approval will be sought following Kensey Nash validation of commercial product manufactured in Exton, Pennsylvania.

Because we have little experience with our new direct sales and marketing efforts with our endovascular products in the U.S., it is difficult to forecast expected sales with accuracy at this time.

ROYALTY INCOME

Our Company also derives a significant portion of our revenue and profitability from royalty income from proprietary products that the Company has developed or co-developed.

Angio-Seal Royalty Income. Foremost, our Company was the inventor and original developer of the Angio-Seal™ Vascular Closure Device (Angio-Seal), a device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical, Inc. has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal, pursuant to an agreement which provides for a 6% royalty to Kensey Nash on all end-user product sales. The Angio-Seal is currently the leading product in sales volume in the vascular closure device market, generating over $333 million in revenue for St. Jude Medical during our fiscal 2006. We anticipate sales of the Angio-Seal device will grow modestly in fiscal 2007 over the prior fiscal year, based on forecasted continued procedure growth, St. Jude Medical’s continued expansion in international markets, and St. Jude Medical’s potential success marketing new generations of the product, such as the VIP Angio-Seal launched in March 2006. Our royalty income should increase at the same percentage rate as overall Angio-Seal sales growth. Royalty income received from St. Jude Medical was $4.9 million in our first three months of fiscal 2007, compared to $4.6 million for the same period of fiscal 2006, a 7% increase.

Vitoss® Foam and Vitoss® Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss Foam, the first of which was launched in March 2004. We receive a fixed royalty on Orthovita’s end-user sales of Vitoss Foam products, which are targeted for use in the spine market. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss technology, for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology up to a total royalty to be received of $4.0 million, with $2.8 million remaining to be received as of September 30, 2006. We believe the unique technology associated with the Vitoss Foam products and the growing spine market will result in the Orthovita component of our royalty income becoming more significant over the remainder of the current fiscal year and beyond. Royalty income received from Orthovita was $791,000 in our first three months of fiscal 2007, compared to $611,000 for the same period of fiscal 2006, a 29% increase.

The Company has other royalty generating relationships, none of which materially contributes to revenue at this time, but are expected to increase as the related products gain market acceptance and additional products are commercialized this fiscal year.

New Facility

In fiscal 2006, the Company successfully completed construction of and moved its operations to a new facility, which resulted in significant facility transition expenses, related to the acceleration of depreciation of certain abandoned leasehold improvement assets at its previous locations, and moving charges. The impact of acceleration of depreciation charges was $4.2 million, during fiscal 2006, of which $1.7 million was recorded in the fiscal 2006 first quarter. The transition to the new facility is complete and no additional charges are being recorded in fiscal 2007. With respect to moving costs, the Company incurred moving costs totaling $543,000 in fiscal 2006, of which none was recorded in the quarter ended September 30, 2005.

These facility transition charges were a significant portion of our operating expenses in fiscal 2006 and therefore to detail the charges’ impact on our first quarter fiscal 2006 financial statement impact the following table shows the amounts included within each operating expense category of our financial statements for that period:

Three months ended September 30, 2005 Facility Transition Charges
Cost of products sold	$881,396
Research and Development	550,856
Sales and marketing	61,985
General and administrative	178,887

Total facility transition charges	$1,673,124

Stock-Based Compensation

The following table summarizes total stock-based compensation expense and the impact of the adoption of SFAS 123(R) on the financial statements for the periods presented.

	Three Months Ended September 30,
	2006	2005
Cost of products sold	$52,442	$25,605
Research and development	237,051	136,143
Sales and marketing	38,306	16,290
General and administrative	358,500	242,709

Total stock-based compensation	$686,299	$420,747

Critical Accounting Policies

Our “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition, accounting for stock-based compensation, accounting for investments in debt and equity securities, inventory valuation and income taxes.

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

Accounting for Stock-Based Compensation. The Company uses various forms of equity compensation, including stock options, nonvested stock grants, and cash-settled stock appreciation rights, as a major part of its compensation plans to retain and provide incentives to its top management team members and other employees. We account for nonvested stock granted to non-employee members of the Board of Directors, executive officers and other management of the Company using the fair value method under SFAS 123(R). Fair value for nonvested stock grants is based upon the closing price of the Company’s Common Stock on the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses weighted average assumptions. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The expected term of cash-settled stock appreciation rights has been determined in accordance with Question 6 of SEC Staff Accounting Bulletin Topic 14.0.2, “Expected Term” (SAB 107) until such time that historical exercise behavior can be established. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant. Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R) which classifies these awards as liabilities. Accordingly, the Company records these awards as a component of other non-current liabilities on the balance sheet. For liability awards, the fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. Revisions to any of our estimates or methodologies could cause a material impact to our financial statements.

Accounting for Investments in Debt and Equity Securities. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets and reports the portfolio at fair value with unrealized gains and losses included in stockholders’ equity and realized gains and losses in other income. The Company currently has investment securities with fair values that are less than their amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Revisions to our classification of these investments and/or a determination other than the anticipation of a full recovery of the amortized costs at maturity or sooner could result in realizing gains and losses on these investments and therefore cause a material impact to our financial statements.

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

Income Taxes. Our estimated effective tax rate primarily includes the impact of non-taxable interest income. Material changes in, or differences from, our estimates could impact our estimate of our effective tax rate.

Results of Operations

Comparison of Three Months Ended September 30, 2006 and 2005

Total Revenues. Total revenues increased 28% to $16.3 million in the three months ended September 30, 2006 from $12.7 million in the three months ended September 30, 2005.

Total Net Sales. Net sales of products increased 41% to $10.6 million for the three months ended September 30, 2006 compared to net sales of $7.5 million for the three months ended September 30, 2005. We had a 37% increase in our Biomaterials Sales and a 117% increase in our Endovascular Sales.

–Biomaterials Sales. Biomaterial Sales were $9.8 million in the period, a 37% increase compared to $7.2 million in the same period last year. Biomaterials Sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to a large increase in sales of Angio-Seal components to St. Jude Medical compared to the prior year period. Sales to St. Jude Medical were $5.2 million in the current quarter compared to $2.9 million in the prior year. This increase was partially due to St. Jude Medical’s increase in end-user sales of the Angio-Seal device, which increased 7% in the first quarter fiscal 2007 from the prior year comparable period. Because the timing of our shipments also played a role in the increase, we do not expect this level of sales will continue throughout fiscal 2007. Orthopaedic product sales increased 11% to $4.4 million compared to $4.0 million in the prior year comparable quarter. Sales to Arthrex Inc declined 10% to $2.7 million in the quarter ended September 30, 2006 from $3.0 million in the prior year comparable period. This was offset by an increase of $514,000 in sales to new orthopaedic customers and an increase of $186,000 of Vitoss® Foam products to Orthovita, an increase of 44% from the prior year period.

–Endovascular Sales. Endovascular Sales were $708,000 in the period, a 117% increase compared to sales of $325,000 in the same period of the prior fiscal year. Sales in the U.S. increased 162% to $614,000 from $235,000 primarily due to the introduction of the QuickCat and TriActiv FX devices to the product mix. Endovascular sales outside the U.S. increased 3% year over year for the first quarter.

Royalty Income. Royalty income increased 9% to $5.7 million in the three months ended September 30, 2006 from $5.2 million in the three months ended September 30, 2005.

St. Jude Medical Angio-Seal royalty income increased 7% to $4.9 million during the three months ended September 30, 2006 compared to $4.6 million in the three months ended September 30, 2005.

Orthovita royalty income increased 29% in the three months ended September 30, 2006 over the same period of the prior year. Total royalty income from Orthovita was approximately $791,000 for the first quarter of fiscal 2007 compared to $611,000 in the first quarter of fiscal 2006. End-user sales of our co-developed Vitoss® Foam products increased 33% in our first quarter of fiscal 2007 compared to the prior year comparable quarter.

Cost of Products Sold. Cost of products sold was $4.8 million for the first quarter of fiscal 2007, virtually no increase from the $4.8 million reported in the first quarter of fiscal 2006. The first quarter of fiscal 2006 included $881,000 of facility transition charges which did not recur in the current quarter. Gross margin on sales improved to 54% in the three months ended September 30, 2006 from 36% in the three months ended September 30, 2005. Facility transition charges in the first quarter of fiscal 2006 resulted in a 12% decline of the gross margin. In addition, with higher sales volumes, we were able to achieve higher gross margins on net sales due to better absorption of fixed overhead. Cost of products sold was negatively impacted during the quarter due to certain start up costs associated with new products being launched in its endovascular business. As fiscal year 2007 continues, we believe that higher volumes, process improvements and process automation will lead to improving the cost of products sold as a percentage of sales.

Research and Development Expenses. Research and development expense was $4.4 million in the first quarter of fiscal 2007, compared to $5.0 million in the first quarter of fiscal 2006. The decrease in research and development expenses directly relates to $551,000 of facility transition charges in the first quarter of fiscal 2006, which did not recur in the current quarter. Offsetting this decrease were increases in personnel expense of $260,000, including equity compensation expense, partially offset by a decrease of $177,000 in clinical trial expense. This decrease in clinical trial expenses was due to the scope as well as the timing of the trials which took place in each period. In fiscal 2006, the Company had been enrolling in the ASPIRE Study which led to FDA clearance of the TriActiv FX System. In fiscal 2007, the Company has been conducting a European study for the ThromCat device in the native coronary anatomy.

Research and development expenses were 27% of total revenues for the three months ended September 30, 2006, compared to 35% of total revenue for the three months ended September 30, 2005 excluding the facility transition charges. We believe research and development expenditures will increase throughout the balance of the fiscal year, due primarily to the commencement of the carotid pivotal trial for the TriActiv ProGuard product, as well as other product development initiatives.

Sales and Marketing Expense. Sales and marketing expense was $3.0 million in the first quarter of fiscal 2007, compared to $1.8 million in the first quarter of fiscal 2006. This increase was due to a $1.1 million increase in our U.S. sales and marketing efforts and a $100,000 increase in our European sales and marketing costs. Personnel expenses, including stock-based compensation expense, and travel expenses for the U.S. sales and marketing departments increased $835,000 relating to the building of our endovascular direct sales force. There were 41 sales and marketing personnel as of September 30, 2006 compared to 25 sales and marketing employees as of September 30, 2005, a 64% increase. In addition, there was an increase of $289,000 in marketing expenses related to conventions, advertising expense and product launches. Finally, there was an increase of $69,000 in office and facility costs due to an increase in sales and marketing personnel and overhead associated with their employment. Partially, offsetting these increases was a decrease relating to $62,000 of facility transition charges in the first quarter of fiscal 2006 which did not recur in the current quarter.

We anticipate sales and marketing expenses will continue to increase substantially in the remainder of fiscal 2007 as we expand our marketing efforts to cover new products. We are also planning to continue expansion of our marketing efforts for our biomaterials business.

General and Administrative Expense. General and administrative expenses include the costs of our finance, information technologies, human resource and business development departments. General and administrative expense was $2.1 million in the first quarter of fiscal 2007, compared to $2.0 million in the first quarter of fiscal 2006. The increase was primarily a result of an increase in personnel costs of $207,000, including stock-based compensation expense, and an increase in public company expenses of $32,000, including board compensation and SEC compliance costs offset by $179,000 of facility transition charges in the first quarter of fiscal 2006, which did not recur in the current quarter.

Net Interest Income. Interest income decreased by 17% to $242,000 for the three months ended September 30, 2006 from $291,000 for the three months ended September 30, 2005. This was due to our cash and investment balance decreasing by 25% in the three month period ended September 30, 2006 over the comparable prior year period, although the decrease was offset in part by higher interest rates. The decrease in cash balances was due primarily to the funding of the construction of the Company’s new facility. Interest expense during the three months ended September 30, 2006 was $137,000 compared to $0 in the prior year. The Company has borrowed cash under a Secured Commercial Mortgage Agreement, with a balance of $8 million at a fixed interest rate of 6.44% as of September 30, 2006.

Other Income. Other non-operating income was $39,000 in the three months ended September 30, 2006 compared to $19,000 in the three months ended September 30, 2005. Other non-operating income for the three months ended September 30, 2006 and 2005 related primarily to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 16 (Opportunity Grant) to the Condensed Consolidated Financial Statements of the Company).

Liquidity and Capital Resources

Our cash, cash equivalents and investments were $29.2 million as of September 30, 2006, an increase of $2.0 million from our balance of $27.1 million at June 30, 2006, the end of our prior fiscal year. In addition, our working capital was $45.4 million as of September 30, 2006, an increase of $1.1 million from our working capital of $44.3 million at June 30, 2006. While we believe our current cash and investment balances and future cash generated from operations will be sufficient to meet our operating, financing and capital requirements for at least the next 12 months, the Company also has the ability to draw down on the Secured Commercial Mortgage, a remaining $27 million or up to an aggregate maximum amount of $35 million. See Note 9 (Debt) to the Condensed Consolidated Financial Statements of the Company.

Operating Activities

Net cash provided by our operating activities was $5.7 million in the three months ended September 30, 2006. For the three months ended September 30, 2006, we had net income of $1.4 million, non-cash employee stock-based compensation expense of $686,000, and non-cash depreciation and amortization of $1.7 million. There was a $403,000 use of cash to pay for the executive officers’ and other management team members tax liability related to the nonvested shares issued. In exchange, the Company received the nonvested shares equal to the tax liability. As part of the nonvested shares issued under the Company’s Incentive Compensation Plan, the employee has the option of paying the tax liability on the stock awards when they vest or trading in the portion of their stock award that equates to their tax liability. The Company will then retire the shares from the employee and pay the tax liability on the employees’ behalf.

Cash provided as a result of changes in asset and liability balances was $2.3 million. The increase in cash related to the change in assets and liabilities was primarily due to a decrease in accounts receivable, which provided $2.3 million in cash and an increase in accounts payable and accrued expenses, which provided $1.0 million in cash. This was partially offset by an $882,000 increase in inventory and a $528,000 increase in prepaid expenses and other current assets.

Investing Activities

Cash used in investing activities was $6.0 million for the three month period ended September 30, 2006. This was the result of net purchase and redemption activity within our investment portfolio and capital spending related to ongoing expansion of our manufacturing capabilities.

During the period, investments of $3.0 million matured, were sold or were called. We subsequently purchased new investments with $5.1 million of these proceeds and cash from operations, resulting in net use of cash from investing activities of $2.1 million.

We have a $15.6 million capital spending plan for fiscal 2007 to continue to expand our research and development and manufacturing capabilities. Of this planned amount, we spent $3.9 million during the three months ended September 30, 2006.

Financing Activities

Cash provided by financing activities was $193,000 for the three-month period ended September 30, 2006. This was primarily the result of proceeds from the exercise of stock options. The exercise of stock options provided cash of $175,000 for the three months ended September 30, 2006.

The Company plans to draw $27 million, the remaining funds available under the $35 million Mortgage, on or before the date of the Draw Period which concludes on November 25, 2007. The interest rate will be 6.44% as set by the Swap Agreement that hedges the Mortgage. See Note 9 (Debt) to the Condensed Consolidated Financial Statements of the Company.

General

We plan to continue to spend substantial amounts to fund clinical trials to gain regulatory approvals and to continue to expand research and development activities for the endovascular products and our biomaterials products. Our sales and marketing expenses are expected to increase substantially as we continue to invest in the building of our U.S. sales team and increased marketing efforts toward the success of the endovascular product platform.

As previously mentioned, we granted cash-settled SAR awards to eligible employees during the quarter ended September 30, 2006. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of our Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of our Common Stock on the date of grant. SARs are exercisable over a maximum term of five years from the date of grant and vest over a period of three years from the grant date. The first of these grants will vest during our quarter ended September 30, 2007. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the term of these grants.

Although we believe our cash and investment balances will be sufficient on a longer term basis, it will depend on numerous factors, including: market acceptance of our existing and future products; the successful commercialization of products in development; the costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

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

Presented below is a summary of our contractual obligations as of September 30, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($8 million)	$15,799,699	$515,200	$1,686,667	$1,740,000	$11,857,832
Remaining $27 million draw	48,070,285	—	4,953,568	5,064,607	38,052,110

Subtotal Long-Term Debt Obligations	63,869,984	515,200	6,640,235	6,804,607	49,909,942
Purchase Obligations:
Contractual Commitments for Capital Expenditures (2)	1,656,607	1,656,607	—	—	—

Total Contractual Obligations (3)	$65,526,591	$2,171,807	$6,640,235	$6,804,607	$49,909,942

These obligations are related to our long-term debt and a facility construction agreement to purchase goods or services that is enforceable and legally binding.

(1)	The long-term debt obligations consist of principal and interest on our secured commercial mortgage, currently $8 million, plus the remaining $27 million available under the mortgage, which the Company intends to draw before November 25, 2007. See Note 9 (Debt) to the Condensed Consolidated Financial Statements of the Company.
(2)	These obligations consist of open purchase orders for capital items primarily for the continued expansion of our research and development and manufacturing capabilities.
(3)	In accordance with Generally Accepted Accounting Principles in the United States (GAAP), these obligations are not recorded on our consolidated balance sheet.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A “Risks Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, include but are not limited to the following:

•	our ability to successfully commercialize the endovascular products in the U.S. and European Union;

•	the completion of additional clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our endovascular products;

•	our ability to scale up the manufacturing of endovascular platform devices to accommodate the respective sales volume;

•	our reliance on three customers for a majority of our sales revenues;

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•	our dependence on our biomaterials customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community;

•	our dependence on key vendors and personnel;

•	the use of hazardous materials, which could expose us to future environmental liabilities;

•	the international market risks that can harm future international sales of our products;

•	our ability to expand our management systems and controls to support anticipated growth;

•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	risks related to potential product recalls in our endovascular products;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

•	risks related to our industry, including potential for litigation, product liability claims, ability to obtain reimbursement for our products and our products’ exposure to extensive government regulation;

•	adherence and compliance with corporate governance laws, regulations and other obligations affecting our business; and

•	general economic and business conditions, both nationally and in our markets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments and as well as the fair value of our Swap.

Investment Portfolio

Our investment portfolio consists primarily of high quality municipal and U.S. corporate securities. The majority of the above investments have maturities ranging from less than one year to four years. In addition, the Company has one security with a maturity of approximately 10 years and one municipal variable-rate demand obligation with a maturity of approximately 23 years. This municipal variable-rate demand obligation is putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. As of September 30, 2006, our total portfolio consisted of approximately $24.4 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding our investments is located in Note 2 to the Consolidated Financial Statements of the Company – Investments.

Debt

On May 25, 2006, we entered into an agreement for a Mortgage with Citibank, N.A. The Mortgage provides us with the ability to take aggregate advances of up to $35 million. In order to manage the market risk from changes in interest rates we also entered into a $35 million aggregate ten-year fixed interest rate swap agreement. As of September 30, 2006 we had taken an $8 million advance under the Mortgage (See Note 9 (Debt) to the Condensed Consolidated Financial Statements of the Company). Our objective and strategy for entering into the swap agreement was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

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

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

The Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 includes a detailed discussion of our risk factors. An additional risk that was not specifically presented in Item 1A Risk Factors of such Form 10-K relates to product recalls of our endovascular products and is as follows:

We face potential product recalls that could result in significant expenses.

The clinical testing, manufacture and sale of medical products involve an inherent risk that human subjects in clinical testing or consumers of the products may suffer serious bodily injury or death due to side effects or other unintended negative reactions to our products. Accordingly, if there are problems discovered in commercial product that has been delivered to our customers, we will need to do a product recall immediately. Although we have procedures in place to ensure a timely and efficient recall of our products if needed, we cannot be sure that the cost would not be significant, that the recall will run as planned, or that a product liability claim will not be placed in the meantime. We also cannot be sure that our product recall insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all.

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

KENSEY NASH CORPORATION

Date: November 9, 2006	By:	/s/ Wendy F. DiCicco, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)