Form 10-Q
period 2006-12-31
KENSEY NASH CORP
filed 2007-02-09
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2006

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

As of January 31, 2007, there were 11,840,976 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED DECEMBER 31, 2006

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (Unaudited)	June 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,911,288	$4,874,466
Investments (See Note 2)	25,964,767	22,253,526
Restricted cash (See Note 6)	1,023,648	1,000,809
Trade receivables, net of allowance for doubtful accounts of $6,592 and $8,804 at December 31, 2006 and June 30, 2006, respectively	4,533,200	6,396,165
Royalties receivable	6,041,253	5,845,484
Other receivables (including approximately $28,000 and $98,000 at December 31, 2006 and June 30, 2006, respectively, due from employees)	337,457	1,096,996
Inventory	9,303,479	7,197,868
Deferred tax asset, current portion	2,202,665	1,849,513
Prepaid expenses and other	1,745,021	1,427,303

Total current assets	56,062,778	51,942,130

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land (See Note 4)	4,883,591	4,883,591
Building (See Note 4)	44,369,679	39,123,636
Machinery, furniture and equipment	28,756,384	26,816,938
Construction in progress - new facility	294,372	3,752,252
Construction in progress	1,689,735	1,086,514

Total property, plant and equipment	79,993,761	75,662,931
Accumulated depreciation	(15,024,885)	(12,412,405)

Net property, plant and equipment	64,968,876	63,250,526

OTHER ASSETS:
Acquired patents and other intangibles, net of accumulated amortization of $3,684,114 and $3,241,987 at December 31, 2006 and June 30, 2006, respectively	4,807,252	5,249,379
Goodwill (See Note 7)	9,681,111	9,627,200
Other non-current assets	123,109	122,033

Total other assets	14,611,472	14,998,612

TOTAL	$135,643,126	$130,191,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,505,926	$3,436,242
Accrued expenses (See Note 8)	2,322,304	2,954,079
Other current liabilities	1,023,648	1,000,809
Current portion of debt	26,667	—
Deferred revenue	224,797	203,351

Total current liabilities	6,103,342	7,594,481

OTHER LIABILITIES:
Long-term debt (See Note 9)	7,973,333	8,000,000
Deferred revenue, non-current	703,512	795,830
Deferred tax liability, non-current	769,665	523,487
Other non-current liabilities	1,516,390	85,834

Total liabilities	17,066,242	16,999,632

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at December 31, 2006 and June 30, 2006	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,755,289 and 11,618,210 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	11,755	11,618
Capital in excess of par value	83,631,353	80,664,473
Retained earnings	35,807,262	32,800,281
Accumulated other comprehensive loss	(873,486)	(284,736)

Total stockholders’ equity	118,576,884	113,191,636

TOTAL	$135,643,126	$130,191,268

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
REVENUES:
Net sales
Biomaterial sales	$9,971,821	$7,744,254	$19,817,298	$14,917,317
Endovascular sales	1,226,295	218,010	1,934,007	543,404

Total net sales	11,198,116	7,962,264	21,751,305	15,460,721
Royalty income	6,093,938	5,664,701	11,812,083	10,892,416

Total revenues	17,292,054	13,626,965	33,563,388	26,353,137

OPERATING COSTS AND EXPENSES:
Cost of products sold	5,261,524	5,247,868	10,109,353	10,041,497
Research and development	4,814,726	4,913,131	9,190,355	9,863,552
Sales and marketing	3,385,835	2,255,638	6,414,137	4,088,103
General and administrative	2,045,684	2,076,243	4,105,153	4,055,799

Total operating costs and expenses	15,507,769	14,492,880	29,818,998	28,048,951

INCOME/(LOSS) FROM OPERATIONS	1,784,285	(865,915)	3,744,390	(1,695,814)

OTHER INCOME/(EXPENSE):
Interest income	274,426	290,333	516,057	581,228
Interest expense	(49,175)	(4,252)	(186,235)	(4,252)
Other income	9,775	23,974	48,721	42,898

Total other income - net	235,026	310,055	378,543	619,874

INCOME/(LOSS) BEFORE INCOME TAX	2,019,311	(555,860)	4,122,933	(1,075,940)
Income tax (expense)/benefit	(440,149)	—	(1,115,952)	337,327

NET INCOME/(LOSS)	$1,579,162	$(555,860)	$3,006,981	$(738,613)

BASIC EARNINGS/(LOSS) PER SHARE	$0.13	$(0.05)	$0.26	$(0.06)

DILUTED EARNINGS /(LOSS) PER SHARE	$0.13	$(0.05)	$0.24	$(0.06)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	11,709,604	11,476,546	11,669,507	11,466,702

DILUTED WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	12,568,341	11,476,546	12,534,953	11,466,702

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income/(Loss)	Total

	Common Stock
	Shares	Amount
BALANCE, JUNE 30,2006	11,618,210	$11,618	$80,664,473	$32,800,281	$(284,736)		$113,191,636
Exercise/issuance of:
Stock options	107,471	107	1,411,576				1,411,683
Nonvested stock awards	44,983	45	(45)				—
Exchange of nonvested shares for taxes	(15,375)	(15)	(403,271)				(403,286)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			624,991				624,991
Nonvested stock awards			(37,353)				(37,353)
Employee stock-based compensation:
Stock options			519,270				519,270
Nonvested stock awards			851,712				851,712
Net Income				3,006,981		$3,006,981	3,006,981
Foreign currency translation adjustment					24,590	24,590	24,590
Change in unrealized loss on investments (net of tax)					126,960	126,960	126,960
Interest rate swap unrealized loss (net of tax)					(740,300)	(740,300)	(740,300)

Comprehensive income						$2,418,231

BALANCE, DECEMBER 31, 2006 (Unaudited)	11,755,289	$11,755	$83,631,353	$35,807,262	$(873,486)		$118,576,884

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES:
Net income/(loss)	$3,006,981	$(738,613)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,390,039	5,672,797
Employee stock-based compensation (See Note 13):
Stock Options	519,270	438,629
Nonvested stock awards	851,712	628,920
Cash-settled Stock Appreciation Rights	264,671	—
Tax benefit/(deficiency) from exercise of stock options
Stock Options	624,991	317,060
Nonvested stock awards	(37,353)	2,978
Excess tax benefits from share-based payment arrangements	(632,352)	(181,613)
Exchange of nonvested shares for taxes	(403,286)	(94,190)
Loss on retirement of property, plant and equipment	9,393	1,771
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	2,239,305	3,545,270
Deferred tax asset	(353,152)	(506,072)
Prepaid expenses and other current assets	(349,445)	1,345,078
Inventory	(2,105,611)	(1,478,814)
Accounts payable and accrued expenses	863,404	(7,461,396)
Deferred revenue	21,446	(88,719)
Deferred tax liability, non-current	246,178	457,690
Deferred revenue, non-current	(92,318)	(42,795)
Other current liabilities	22,839	—
Other non-current liabilities	425,585	—

Net cash provided by operating activities	8,512,297	1,817,981

INVESTING ACTIVITIES:
Purchase of land for new facility	—	(306,872)
Additions to property, plant and equipment	(6,805,123)	(15,348,222)
Sale of investments	5,390,000	20,500,000
Purchase of investments	(9,111,892)	(2,499,813)
Restricted cash	(22,839)	—

Net cash (used in)/provided by investing activities	(10,549,854)	2,345,093

FINANCING ACTIVITIES:
Deferred financing costs paid	(1,076)	—
Stock repurchase	—	(441,729)
Excess tax benefits from share-based payment arrangements	632,352	181,613
Proceeds from exercise of stock options	1,411,683	1,041,477

Net cash provided by financing activities	2,042,959	781,361

EFFECT OF EXCHANGE RATE ON CASH	31,420	(31,465)
INCREASE IN CASH	36,822	4,912,970
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,874,466	4,171,913

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,911,288	$9,084,883

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $82,554)	$186,235	$—

Cash paid for income taxes	$280,000	$—

Retirement of fully depreciated property, plant and equipment	$162,692	$8,718,425

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three month period ended December 31, 2006 is not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal 2006.

The statement of operations for the three and six month periods ending December 31, 2005 has been reclassified to include product line information for Biomaterials and Endovascular Sales. In addition, reclassifications have been made to reflect separate components of Selling, General & Administrative expenses, which were previously aggregated. Accordingly, there was no impact on amounts presented for income/(loss) from operations.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). Sales revenue is recognized when the product’s are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including discounts. The Company had net sales returns provision and discounts of $17,005 and $39,603 for the three and six months ended December 31, 2006, respectively. For the three and six month periods ended December 31, 2005, there were net sales returns provision (benefit) and discounts of $1,270 and $(21,789), respectively.

Royalty Income

The Company generally recognizes its royalty revenue at the end of each month, when the relevant net total end-user product sales dollars are reported to the Company for the month. Royalty payments are generally received within 45 days of the end of each calendar quarter.

Geographic Information

The Company’s revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. No one country other than the U.S. represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.:

	Revenues for the three month period ended December 31,		Revenues for the six month period ended December 31,
	2006	2005	2006	2005
United States	$16,854,437	$13,569,501	$32,950,167	$26,133,421
Foreign countries	437,617	57,464	613,221	219,716

Total	$17,292,054	$13,626,965	$33,563,388	$26,353,137

Earnings/(Loss) Per Share

Earnings/(Loss) per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. Options to purchase shares of the Company’s Common Stock which were outstanding for the three and six months ended December 31, 2006 and 2005, but were not included in the computation of diluted EPS due to their antidilutive effect are shown in the table below:

	Three months ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Number of Options	372,061	1,599,067	376,030	1,509,372

Option Price Range	$24.90 -$34.36	$22.93 - $34.36	$23.30 -$34.36	$22.93 -$34.36

Due to the Company’s net loss for the three and six months ended December 31, 2005, all common equivalent shares would have been antidilutive. Therefore common equivalent shares from options have been excluded from the diluted computation for those periods.

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

Note 2 – Investments

Investments as of December 31, 2006 consisted primarily of high quality municipal obligations, one U.S. corporate security and one mutual fund. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets and is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Note 10 - Comprehensive Income) and realized gains and losses in other income.

The following is a summary of available-for-sale securities as of December 31, 2006 and June 30, 2006:

	December 31, 2006
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$23,570,083	$10,703	$(125,972)	$23,454,814
Mutual Fund	2,486,440	—	(162,597)	2,323,843
U.S. Corporate Obligations	186,000	110	—	186,110

Total Investments	$26,242,523	$10,813	$(288,569)	$25,964,767

	June 30, 2006
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$19,595,914	$8,386	$(264,454)	$19,339,846
Mutual Fund	2,441,732	—	(187,211)	2,254,521
U.S. Corporate Obligations	686,000	—	(26,841)	659,159

Total Investments	$22,723,646	$8,386	$(478,506)	$22,253,526

The majority of the investments listed above have maturities ranging from less than one year to three years. In addition, the Company has one security with a maturity of approximately 10 years and two municipal variable-rate demand obligations that have maturities ranging from 17 to 23 years. These municipal variable-rate demand obligation are putable weekly and callable on a monthly basis.

The investment securities shown below currently have fair values less than their amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. As of December 31, 2006, there were approximately 22 out of 29 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment by category, as of December 31, 2006 were as follows:

Description	Loss < 12 months		Loss > or equal to 12 months		Total
	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$504,200	$(905)	$11,748,111	$(125,067)	$12,252,311	$(125,972)
Mutual Fund	—	—	2,486,440	(162,597)	2,486,440	(162,597)

Total Investments	$504,200	$(905)	$14,234,551	$(287,664)	$14,738,751	$(288,569)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	December 31, 2006	June 30, 2006
Raw materials	$7,492,716	$5,825,062
Work in process	733,893	880,975
Finished goods	1,379,299	932,597

Gross inventory	9,605,908	7,638,634
Provision for inventory obsolescence	(302,429)	(440,766)

Inventory	$9,303,479	$7,197,868

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

Note 4 – New Facility

During fiscal 2006, the Company completed the primary construction of and relocated its operations to a new 202,000 square foot facility. The total cost of the project, including land purchases, was approximately $49 million. The Company had financed all construction of this facility from available cash on hand and the sale of liquid investments through most of the project term. In May 2006, the Company entered into a Secured Commercial Mortgage, secured by the building and land, which allows the Company to draw up to $35 million, $8 million of which is currently outstanding. See Note 9 – Debt.

In conjunction with its move to its new facility, the Company abandoned previously occupied lease space, and thus, recorded accelerated depreciation charges of $5.0 million related to leasehold improvement assets abandoned in fiscal 2006.

Note 5 – Patents and Other Intangible Assets

The costs of internally developed patents are expensed when incurred due to the long development cycle for products and the Company’s inability to measure the recoverability of these patent costs when incurred. From time to time, the Company has acquired portfolios of patents that it believes are beneficial to its ongoing businesses. These acquisitions have included the acquisition of a portfolio of puncture closure patents in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. in 2000, certain intellectual property rights related to the Vitoss® product line from a third party inventor, and most recently the purchase of intangible assets as part of the purchase of certain assets of IntraLuminal Therapeutics, Inc. in May 2006, among other smaller purchases.

The Company amortizes the entire cost of acquired patents and intangible assets over the remaining period of economic benefit, ranging from 3 to 14 years as of December 31, 2006. The gross carrying amount of such patents and intangible assets, as of December 31, 2006, was $8,491,365 with accumulated amortization of $3,684,114. Amortization expense on these patents and intangible assets was $191,617 and $442,127 for the three and six month periods ended December 31, 2006, respectively. For the three and six month periods ended December 31, 2005, there was $200,392 and $400,159 of amortization expense on these patents and intangible assets, respectively. The table below details the estimated amortization expense on the Company’s acquired patents and intangible assets for the next five fiscal years:

Fiscal year ending June 30,	Amortization Expense
2007	$ 826,322
2008	797,412
2009	838,373
2010	866,176
2011	534,816

Note 6 – Acquisition of Assets of IntraLuminal Therapeutics, Inc.

In May 2006, the Company acquired certain assets of IntraLuminal Therapeutics, Inc. (ILT), a company focused on the emerging market opportunity for the treatment of chronic total occlusions (“CTO”), for $8.0 million cash plus acquisition costs of $202,241. Of the total $8.0 million purchase price, $1.0 million was escrowed for one year and is included as restricted cash on the balance sheet.

The valuation of the purchase price allocation represents the estimated fair market value based on risk-adjusted cash flows related to the identifiable assets with the excess of the cost over net assets acquired allocated to goodwill. Management is responsible for the valuation and considered a number of factors including internal and third party valuations and appraisals, when estimating fair value.

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

Note 7 – Goodwill

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

Goodwill related to the acquisition of ILT totaled $6.4 million, an amount that is expected to be fully deductible for tax purposes. The following table indicates the Company’s total goodwill balances as of the dates presented:

Goodwill
Balance as of June 30, 2005	$3,284,303

IntraLuminal Acquisition	6,342,897

Balance as of June 30, 2006	$9,627,200

Additional costs for IntraLuminal Acquisition	53,911

Balance as of December 31, 2006	$9,681,111

Note 8 – Accrued Expenses

As of December 31, 2006 and June 30, 2006, accrued expenses consisted of the following:

	December 31, 2006	June 30, 2006

Accrued payroll and related compensation	$1,297,856	$888,730
Accrued new facility costs	3,417	1,176,602
Other	1,021,031	888,747

Total	$2,322,304	$2,954,079

Note 9 – Debt

Secured Commercial Mortgage – On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the “Mortgage”) with Citibank, F.S.B. The Mortgage provides the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the “Draw Period”) and is secured by the Company’s facility and land located at 735 Pennsylvania Drive, Exton, Pennsylvania 19341. On May 25, 2006, the Company took an $8 million advance under the Mortgage that bears interest at LIBOR plus .82% Loan Credit Spread. The Company intends on taking the additional $27 million in proceeds on or before November 25, 2007.

Under the Mortgage, the Company is required to pay interest only on the outstanding principal amount during the Draw Period. After the Draw Period, and beginning December 25, 2007, the Company shall pay principal and interest based on a twenty-five year straight-line amortization schedule.

The Mortgage contains various conditions to borrowing, and affirmative, restrictive and financial maintenance covenants. Certain of the more significant covenants require the Company to maintain a Minimum Fixed Charge Coverage Ratio of EBITDA (as defined in the Mortgage) to debt service equal to or greater than 1.50 - to- 1.0; and an interest rate hedge of at least fifty percent of the outstanding principal balance of the Mortgage through an interest rate protection product reasonably acceptable to Citibank, F.S.B. As of December 31, 2006, the Company was in compliance with its affirmative, restrictive and financial maintenance covenants.

Interest Rate Swap Agreement – In order to hedge its interest rate risk under the Mortgage, the Company also entered into a $35 million aggregate ten-year fixed interest rate swap agreement (the Swap) with Citibank, N.A. The Company has designated the swap as a cash flow hedge of the Company’s interest payments under the mortgage. The interest rate swap converts the variable LIBOR portion of the mortgage payments to a fixed rate of 6.44% (5.62% fixed interest rate plus .82% Loan Credit Spread). If the critical terms of the interest rate swap or the hedge item do not change, the interest rate swap will be considered to be highly effective with all changes in fair value included in other comprehensive income.

As of December 31, 2006, the fair value of the interest rate swap was in a liability position of $1,251,719 ($740,300, net of tax) and was included in accumulated other comprehensive loss on the consolidated balance sheet.

Fair Value of Interest Rate Swap – The Company has designated the interest rate swap as a cash flow hedge. As such, we are required to record the fair value of the swap and perform a mark-to-market adjustment at the end of each period. The fair value of the interest rate swap is obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the creditworthiness of the counterparties.

Note 10 – Comprehensive Income

The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive (loss) income is shown in the consolidated statements of stockholders’ equity as of December 31, 2006 and June 30, 2006, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities, foreign currency translation adjustments and interest rate swap. The tax effect for the six months ended December 31, 2006 and for the fiscal year ended June 30, 2006 of other comprehensive income was $315,963 and $60,376, respectively.

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

The Component Supply Contract – In fiscal 2005, the Company executed a new supply contract with St. Jude Medical, which appointed the Company the exclusive supplier of 100% of the collagen sponge and 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement. The contract expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for Company’s ongoing investments in collagen research and development. The Company recognized $543,000 of this $1 million during the period ended June 30, 2005 related to research and development work already performed. The remaining $457,000 has been recorded as deferred revenue, with a balance of $332,000 remaining as of December 31, 2006, and is being recorded as revenue over the remaining period of the contract.

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

Note 12 – Income Taxes

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109).

As a result of the recent Congressional approval of an extension of the Research and Experimentation (R&E) Tax Credit, the Company recorded retroactive adjustments to its tax provision during the second quarter ended December 31, 2006. The adjustments reflect that the legislation is retroactive to January 1, 2006, and therefore significantly reduced the Company’s effective tax rate to 22% for the second quarter. The Company anticipates its effective tax rate for the remainder of the fiscal year to be approximately 30%, including the current period’s R&E effect on the tax provision.

As of December 31, 2006, the Company had net operating loss (NOL) carryforwards for state tax purposes totaling $54.5 million, which will expire by the end of its fiscal year 2027. The Company has recorded a full valuation against the state net operating losses of $54.5 million. In addition, the Company had a foreign NOL of $307,000 as of December 31, 2006, which will not expire.

Note 13 – Stock-Based Compensation

Effective July 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified prospective approach and now accounts for stock-based compensation applying the fair value method for expensing stock options and nonvested stock awards. Accordingly, total stock-based compensation expense was $949,355 and $1,635,653 for the three and six month periods ended December 31, 2006, respectively. Stock-based compensation expense for the three and six month periods ended December 31, 2005 was $646,802 and $1,067,549 respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $322,781 and $556,122 for the three and six month periods ended December 31, 2006, respectively. The income tax benefit recognized in the statement of operations for stock-based compensation expense for the three and six months ended December 31, 2005 was $219,913 and $362,967 respectively. Compensation expense related to stock-based awards is classified in the statement of operations on the same line items as salary expense and is recorded over the awards’ relevant vesting period. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of general and administrative expense.

The Company has an Employee Incentive Compensation Plan (the Employee Plan), for officers, non-employee directors and employees of the Company to reward individuals who have contributed or are being hired to contribute to the growth and success of the Company. As of December 31, 2006, the total number of shares authorized for issuance under the Employee Plan was 4,350,000, of which options to purchase a total of 2,039,673 shares of the Company’s Common Stock at a weighted average exercise price of $17.99 were outstanding, 117,451 nonvested stock awards were outstanding, options to purchase a total of 1,848,984 shares of the Company’s Common Stock had previously been exercised/issued, and 343,892 shares remained available for new awards under the Employee Plan.

On December 6, 2006, the Company held its 2006 Annual Meeting of Stockholders at which the Stockholders considered and approved the Company’s Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Amended Plan). The Amended Plan became effective immediately upon the stockholders’ approval.

The Amended Plan authorized an additional 300,000 shares of the Company’s Common Stock for issuance under it, only 75,000 of which may be issued as nonvested stock, bonus stock or stock-based awards other than stock options or stock appreciation rights.

The Company also has a Non-employee Directors’ Stock Option Plan (the Director Plan). As of December 31, 2006 a total of 410,000 shares were authorized for issuance under the Director Plan of which nonqualified options to purchase a total of 327,500 shares of the Company’s Common Stock at a weighted average exercise price of $20.12 were outstanding, and options to purchase a total of 82,500 shares of the Company’s Common Stock had previously been exercised under the Director Plan. As a result, no shares remained available for new awards under the Directors’ Plan. Awards previously granted under the Board of Directors’ plan are now granted under the Employee Plan.

Stock Options

Stock options have been granted to employees and members of the Board of Directors of the Company, as well as non-employee outside consultants. Fair value is calculated under the Black-Scholes option-pricing model. For the three and six months ended December 31, 2006, the Company recognized expense of $273,356 and $519,270, respectively related to stock options. For the three and six months ended December 31, 2005, the Company recognized expense of $258,274 and $438,629, respectively related to stock options. As of December 31, 2006, there was $1,292,070 of unrecognized compensation costs related to unvested stock options granted under the two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 1.61 years.

A summary of the stock option activity under both plans for the six months ended December 31, 2006, is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2006	2,146,107	17.78		337,000	20.07
Granted	4,900	28.28		—	—
Cancelled	(13,363)	27.43		—	—
Exercised	(97,971)	12.61		(9,500)	18.57

Balance at December 31, 2006	2,039,673	17.99	$28,689,939	327,500	20.12	$3,836,580

Exercisable portion	1,913,004	17.37	$28,116,794	314,500	19.98	$3,728,030

Available for future grant	343,892			—

Weighted-average fair value of optionsgranted during the six months ended December 31, 2006	$11.98			$—

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

Six Months Ended December 31, 2006
Dividend yield	0%
Expected volatility
Employee Plan	35%
Risk-free interest rate
Employee Plan	4.580% - 5.047%
Expected lives:
Employee Plan	6.38

The following table summarizes significant option groups outstanding under both the Employee and Director plans as of December 31, 2006 and related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number at December 31, 2006	Remaining Contractual Life	Wghtd Avg Exercise Price	Number at December 31, 2006	Wghtd Avg Exercise Price
$7.625 - $14.120	798,049	2.83	$10.51	798,049	$10.51
$14.510 - $21.930	836,285	5.03	15.77	836,285	15.77
$22.900 - $34.360	732,839	7.87	29.62	593,170	30.25

	2,367,173			2,227,504

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers and certain other management of the Company. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. For the three and six months ended December 31, 2006, the Company recognized expense of $426,556 and $851,712, respectively, related to nonvested stock awards. For the three and six months ended December 31, 2005, the Company recognized expense of $388,528 and $628,920, related to nonvested stock awards. As of December 31, 2006, there was an estimated $2,955,057 of unrecognized compensation costs related to nonvested stock awards granted under the Company’s Employee Plan. That cost is expected to be recognized over a weighted average period of 1.78 years. The following table outlines nonvested stock awards for the six months ended December 31, 2006.

	Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2006	143,822	$29.17

Granted:
Executive officers & management	1,750	27.47
Non-employee Directors	24,117	29.65
Issued:
Executive officers & management	(38,722)	29.73
Non-employee Directors	(6,261)	22.98
Cancelled:
Executive officers & management	(1,333)	30.40
Non-employee Directors	(5,922)	28.72

Balance December 31, 2006	117,451	$29.40

Weighted-average fair value of nonvested stock awards granted during the six months ended December 31, 2006	$28.48

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

Cash-Settled Stock Appreciation Rights

During the six months ended December 31, 2006 the Company granted cash-settled stock appreciation rights (SARs) awards to eligible employees. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of the Company’s Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of the Company’s Common Stock on the date of grant. For the three and six months ended December 31, 2006, the Company recognized expense of $249,443 and $264,671, respectively related to SARs. For the three and six month periods ended December 31, 2005, no compensation expense was recognized related to SARs.

The following table outlines cash-settled SAR awards for the six months ended December 31, 2006.

	Shares	Weighted Average Price Per Share
Balance June 30, 2006

Granted	307,060	$30.38
Cancelled	(6,700)	29.88

Balance December 31, 2006	300,360	$30.39

Weighted-average fair value of cash-settled
SARs granted during the six months ended December 31, 2006	$10.49

As of December 31, 2006, there was an estimated $2,736,400 of unrecognized compensation costs related to SARs. That cost is expected to be recognized over a weighted average period of 2.74 years.

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

Six Months Ended December 31, 2006
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

Note 14 – Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by various programs established by the Company’s Board of Directors. As of December 31, 2006, there were 276,867 shares remaining for repurchase under the most recently authorized program, which does not have an expiration date. There were no repurchases of stock for the six months ended December 31, 2006. During the three and six month periods ended December 31, 2005, the Company repurchased and retired 20,000 shares of Common Stock at a cost of $441,000, or an average market price of $22.05 per share, using available cash.

Note 15 – Retirement Plan

The Company has a voluntary 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total salaried compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three and six months ended December 31, 2006 were $109,795 and $231,876, respectively. In the three and six months ended December 31, 2005, employer contributions were $100,463 and $191,025, respectively.

Note 16 – Opportunity Grant

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania, awarded for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant is conditioned upon the following: (1) the Company will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company will operate at its new facility for a minimum of 5 years from the date of occupancy, December 2005. The Company received the cash payment of $500,000 in its third quarter of fiscal 2005. Revenue is being recognized as a component of Other Income. Revenue recognized related to this grant for the three and six months ended December 31, 2006 was $20,270 and $40,541, respectively. Opportunity grant revenue for the three and six months ended December 31, 2005, was $20,270 and $40,541, respectively. Revenue from this opportunity grant is estimated at $81,081 for each of the fiscal years ending June 30, 2007 through 2010 and $40,540 for the fiscal year ending June 30, 2011.

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

OVERVIEW

We provide an extensive range of products into multiple medical markets, primarily in the endovascular, sports medicine and spine markets. The products we place into these markets include a range of absorbable biomaterials products, primarily for the cardiology, sports medicine and spine markets, as well as a line of products for the endovascular markets, including devices with applications in the embolic protection, thrombectomy and total occlusion markets. Our revenues consist of two components: net sales, which includes biomaterials and endovascular products, and royalty income.

Net Sales

Biomaterials Sales

As pioneers in the field of absorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. Our biomaterials products, specifically polymer and collagen based products, are components or, in most cases, finished goods sold by numerous other companies pursuant to contractual arrangements. We have approximately 31 customers to whom we sell our wide range of products. Our largest biomaterials customers include St. Jude Medical, to whom we supply Angio-Seal components; Arthrex, Inc., to whom we supply a broad range of sports medicine products; and Orthovita, Inc., to whom we supply products for use in repair of the spine, osteoporotic fractures and trauma injuries. We also supply biomaterials products and development expertise to multiple other orthopaedic companies including Medtronic, Inc. (Medtronic), Zimmer, Inc. (Zimmer), and BioMimetic Therapeutics, Inc. (BioMimetic), amongst others.

The sale of Angio-Seal components to St. Jude Medical and sales of biomaterial orthopaedic products, which includes companies focused on sports medicine and spine companies continue to be a major source of revenue. The table below shows the trends in our Angio-Seal component and orthopaedic sales for the six months ended December 31, 2006 and December 31, 2005 as a percentage of our total Biomaterials Sales:

Sales of	Six months ended 12/31/06	% of Biomaterials Sales	Six months ended 12/31/05	% of Biomaterials Sales
Angio-Seal Components	$10,253,869	52%	$6,529,099	44%
Orthopaedic Products	8,712,898	44%	7,873,287	53%
Other Products	850,531	4%	514,931	3%

Total Net Sales - Biomaterials	$19,817,298	100%	$14,917,317	100%

We manufacture two of the key absorbable components of the Angio-Seal for St. Jude Medical, 100% of their supply requirements for the collagen plug and 30% of their requirements for the polymer anchors, under a supply contract that expires in 2010. With the Angio-Seal device continuing to be the leading product in sales volume in the vascular closure device market, a market that has moderate growth, we believe our net sales to St. Jude Medical should continue to mirror the market growth over the next several years. Sales to St. Jude Medical, however, are highly dependent on ordering patterns and can vary significantly from quarter to quarter. We are currently experiencing this variation in their ordering patterns as we have had exceptionally strong sales over the past three quarters, a 41% increase in the nine months ended December 31, 2006 over the prior year comparable period. During this period component sales growth has far outpaced current end-user sales growth rates of 5% during that same nine month period. As such, we expect a significant reduction in component sales in the second half of fiscal year 2007.

Our net sales in the orthopaedic portion of our business is dependent on several factors, including the success of our current partners in the sports medicine and spine markets, the continued acceptance of biomaterials-based products in these two markets, as well as expanded future acceptance of such products, and our ability to offer new products or technologies and attract new partners in these markets. Because of these dependencies, or other factors, sales to our orthopaedic customers can vary significantly from quarter to quarter. With a combination of new partnerships, product launches from new and existing customers, and follow-on orders for products launched in fiscal 2006, we expect sales in the second half of fiscal 2007 to increase over sales in the six months ended December 31, 2006.

Endovascular Sales

Over the last several years, Kensey Nash has devoted significant resources in creating a family of proprietary endovascular products to market in the U.S. and Europe. These products are focused in the emerging markets of embolic protection, thrombectomy, and chronic total occlusions. Our embolic protection systems are designed to prevent debris, often liberated during common interventional procedures such as stenting, from migrating farther into the coronary and neurovasculature anatomies, where it could be dangerous to the patient. Our thrombectomy and aspiration products are complementary products designed to remove thrombus (blood clots) from the patient prior to or following interventional procedures. Finally, our chronic total occlusion (a complete vessel blockage common in both coronary and peripheral vessels) platform is based on a technology acquired from Intraluminal Therapeutics, Inc. in May 2006 (See Notes to the Condensed Consolidated Financial Statements), the Safe-Cross® System, which provides radiofrequency energy and optical guidance to help physicians treat total occlusions of the vasculature. All of these products are targeted primarily towards interventional cardiologists, but may also be used by interventional radiologists and vascular surgeons.

The following products are currently sold through our direct distribution structure consisting of dedicated sales forces in the U.S. and Germany, and distribution agreements covering other parts of the world including the United Kingdom, Ireland, Italy, Austria, Switzerland, the Netherlands, India, Greece, Scandinavia, Serbia, Montenegro, Bosnia, Hungary and Slovakia, Czech Republic, Ukraine, and Russia. We are dedicated to expanding our geographic focus and expect to have additional distribution agreements signed over the next twelve months.

Highlights of our endovascular platform are as follows:

TriActiv FX® Embolic Protection System

•	Second generation embolic protection system with enhanced ease of use attributes over the first generation TriActiv® System, which was originally launched in April 2005.

•	FDA clearance in July 2006 and CE Mark Approval in March 2005 for Saphenous Vein Graft (SVG) indication.

•	ASPIRE study, which enrolled over 100 patients, showed a low 3.2% Major Adverse Coronary Event (MACE) rate in SVG patients, the lowest MACE rate of any large study of SVG patients.

TriActiv® ProGuard™ Embolic Protection System

•	Third generation embolic protection system with Local Flush and Extraction (LFX) Catheter for use in branched anatomies such as carotids and native coronary arteries.

•	CE Mark approval for the SVG indicationand subsequent launch July 2006.

•	Pending CE Mark approval for Carotid indication, expected the first half of calendar 2007.

•	50 patient Carotid Pilot Trial completed.

•	U.S. and European 300 to 400 patient Carotid Pivotal Trial (PROGUARD Trial) to support a 510(k) submission to the FDA commenced November 2006.

ThromCat™ Thrombectomy Catheter System

•

Easy to use, powerful, fully disposable, thrombectomy catheter incorporating HeliFlex™ Technology, an internal helix which rotates at 95,000 rotations per minute to evacuate thrombus from the target vessel.

•	FDA clearance for synthetic graft and native fistula vessel indication. Initial market release commenced late September 2006.

•	CE mark approval for coronary and peripheral indications received October 2006. European launch initiated immediately thereafter.

•	Coronary study currently enrolling in Europe.

QuickCat™ Extraction Catheter

•	Simple, easy to use, aspiration catheter that removes thrombus in a syringe-based system.

•	FDA clearance and CE Mark approval for all arterial use.

•	Launched in April 2006 in the U.S. and August 2006 in Europe.

Safe-Cross® RF Crossing Wires

•	Radio-Frequency powered guidewires that incorporate Optical Coherence Reflectometry technology to provide guidance for crossing chronic total occlusions.

•	FDA clearance for coronary and peripheral use.

•	Manufacturing validations are in process at the Exton, Pennsylvania facility, following acquisition of Safe-Cross technology in May 2006.

•	CE Mark approval will be sought following Kensey Nash validation of commercial product manufactured in Exton, Pennsylvania.

Sales of Endovascular Products totaled $1.9 million for the six months ended December 31, 2006. Due to our limited experience with direct sales and marketing of our endovascular products in the U.S., it is difficult to forecast expected sales for the remainder of fiscal 2007 and beyond with accuracy at this time.

Royalty Income

Our Company also derives a significant portion of our revenue and profitability from royalty income from proprietary products that the Company has developed or co-developed.

Angio-Seal Royalty Income. Our Company was the inventor and original developer of the Angio-Seal™ Vascular Closure Device (Angio-Seal), a device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical, Inc. has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal, pursuant to an agreement which provides for a 6% royalty to Kensey Nash on all end-user product sales. The Angio-Seal is currently the leading product in sales volume in the vascular closure device market, generating over $333 million in revenue for St. Jude Medical during our fiscal 2006. We anticipate sales of the Angio-Seal device will grow modestly in fiscal 2007 over the prior fiscal year, based on forecasted continued procedure growth, St. Jude Medical’s continued expansion in international markets, and their potential success marketing new generations of the product, such as the VIP Angio-Seal launched in March 2006. Royalty income received from St. Jude Medical was $10.0 million in our first six months of fiscal 2007, compared to $9.5 million for the same period of fiscal 2006, a 5% increase.

Vitoss® Foam and Vitoss® Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss Foam, the first of which was launched in March 2004. We receive a fixed royalty on Orthovita’s end-user sales of Vitoss Foam products, which are targeted for use in the spine market. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology up to a total royalty to be received of $4.0 million, with $2.7 million remaining to be received as of December 31, 2006. We believe the unique technology associated with the Vitoss Foam products and the growing spine market will result in the Orthovita component of our royalty income becoming more significant over the remainder of the current fiscal year and beyond. Royalty income received from Orthovita was $1.8 million in our first six months of fiscal 2007, compared to $1.4 million for the same period of fiscal 2006, a 29% increase.

The Company has other royalty generating relationships, none of which materially contributes to revenue at this time, but are expected to increase as the related products gain market acceptance and additional products are commercialized this fiscal year.

New Facility

In fiscal 2006, we successfully completed construction of and moved its operations to a new facility, which resulted in significant facility transition expenses including the acceleration of depreciation of certain abandoned leasehold improvement assets at its previous locations and moving charges. The impact of acceleration of depreciation charges was $4.7 million, during fiscal 2006, of which $1.7 million and $3.3 million was recorded in the three and six months ended December 31, 2005. The transition to the new facility is complete and no additional charges are being recorded in fiscal 2007. With respect to moving costs, we incurred moving costs totaling $543,000 in fiscal 2006, of which approximately $270,000 was recorded in the six months ended December 31, 2005.

These facility transition charges were a significant portion of our operating expenses in fiscal 2006 and therefore to detail the charges’ impact on our financial statement during the three and six months ended December 31, 2005, the following table shows the amounts included within each operating expense category of our financial statements for that period:

	Facility Transition Charges
	Three months ended December 31, 2005	Six months ended December 31, 2005
Cost of products sold	$1,071,469	$1,952,866
Research and Development	597,514	1,148,371
Sales and marketing	67,235	129,220
General and administrative	206,892	385,779

Total facility transition charges	$1,943,110	$3,616,236

Stock-Based Compensation

The following table summarizes total stock-based compensation expense and the impact of the adoption of SFAS 123(R) on the financial statements for the periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Cost of products sold	$95,063	$53,870	$147,505	$79,475
Research and development	352,050	241,597	589,101	377,740
Sales and marketing	57,225	33,127	95,530	49,417
General and administrative	445,017	318,199	803,517	560,909

Total stock-based compensation	$949,355	$646,793	$1,635,653	$1,067,541

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

Sales Revenue. Sales revenue is recognized when the related product is shipped or the service is completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. We reduce sales for estimated customer returns, discounts and other allowances, if applicable. Our products are primarily manufactured according to our customers’ specifications and are subject to return only for failure to meet those specifications.

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

•

We account for nonvested stock granted to non-employee members of the Board of Directors, executive officers and other management of the Company using the fair value method under SFAS 123(R). Fair value for nonvested stock grants is based upon the closing price of the Company’s Common Stock on the date of the grant.

•

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

•

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2006 and 2005

Total Revenues. Total revenues increased 27% to $17.3 million in the three months ended December 31, 2006 from $13.6 million in the three months ended December 31, 2005.

Total Net Sales. Net sales of products increased 41% to $11.2 million for the three months ended December 31, 2006 compared to net sales of $8.0 million for the three months ended December 31, 2005. We had a 29% increase in our Biomaterials Sales and a 462% increase in our Endovascular Sales.

Biomaterials Sales. Biomaterial Sales were $10.0 million in the period, a 29% increase compared to $7.7 million in the same period last year. Biomaterials Sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to an increase in sales of Angio-Seal components to St. Jude Medical compared to the prior year period. Sales to St. Jude Medical were $5.1 million in the current quarter compared to $3.6 million in the prior year. Angio-Seal component sales have increased 42% in the second quarter of 2007 over the same period in 2006 even though end-user sales of the Angio-Seal by St. Jude Medical increased 4% in over the same period in 2006. As mentioned, this increase is the result of the timing of their orders.

Spine product sales increased 103% to $1.8 million compared to $888,000 in the prior year comparable quarter. The spine product growth was primarily the result of sales to new customers, mainly Medtronic and Zimmer, which increased to $919,000 from $112,000 in the prior year period. Sales to Orthovita increased 5% from the prior year period. Offsetting the increase in the spine business, sports medicine product sales decreased 18% to $2.5 million from $3.1 million in the prior period, primarily related to sales to Arthrex, Inc. which declined 21% to $2.3 million in the quarter ended December 31, 2006.

Endovascular Sales. Endovascular Sales were $1.2 million in the period, a 462% increase compared to sales of $218,000 in the same period of the prior fiscal year. Sales in the U.S. increased 487% to $966,000 from $165,000 primarily due to the introduction of the ThromCat and QuickCat devices. Endovascular Sales outside the U.S. (O.U.S.) increased 387% year over year to $260,000 from $53,000 for the second quarter due to the introduction of the ThromCat, QuickCat and TriActiv ProGuard devices. Prior year O.U.S. sales consisted of the TriActiv FX device exclusively.

Royalty Income. Royalty income increased 8% to $6.1 million in the three months ended December 31, 2006 from $5.7 million in the three months ended December 31, 2005.

St. Jude Medical Angio-Seal royalty income increased 4% to $5.1 million during the three months ended December 31, 2006 compared to $4.9 million in the three months ended December 31, 2005. End-user sales of the Angio-Seal increased 4% in the December 2006 quarter over the same period a year earlier.

Orthovita royalty income increased 29% in the three months ended December 31, 2006 over the same period of the prior year. Total royalty income from Orthovita was approximately $968,000 for the second quarter of fiscal 2007 compared to $750,000 in the second quarter of fiscal 2006. End-user sales of our co-developed Vitoss® Foam products increased 31% in our second quarter of fiscal 2007 compared to the prior year comparable quarter.

Cost of Products Sold. Cost of products sold was $5.3 million for the three months ended December 31, 2006, only a slight increase from the $5.2 million reported in the three months ended December 31, 2005. The second quarter of fiscal 2006 included $1.1 million of facility transition charges that reduced gross margin to 34% in that quarter. Gross margin exclusive of these transition charges was 48% in the three months ended December 31, 2005 and improved to 53% in the three months ended December 31, 2006. While cost of products sold was negatively impacted in our second quarter fiscal 2007 due to production start up costs associated with new products in our endovascular business, increased production resulted in economies of scale, thereby improving our total gross margin. As fiscal year 2007 continues, we believe that continuing higher volumes, process improvements and process automation will lead to further improvement in gross margin.

Research and Development Expense. Research and development expense was $4.8 million for the three months ended December 31, 2006, compared to $4.9 million for the three months ended December 31, 2005. The decrease in research and development expenses directly relates to $598,000 of facility transition charges in the second quarter of fiscal 2006, which did not recur in the current quarter. Offsetting this decrease were increases in personnel expense of $396,000, including equity compensation expense, partially offset by a decrease of $93,000 in clinical trial expenses. In personnel expenses, the primary contributors to the increase were equity compensation and salaries and benefits. Equity compensation increased by $108,000 while increases in salaries and benefits related to increased endovascular efforts were $290,000. The decrease in clinical trial expenses was due to the scope as well as the timing of the trials which took place in each period. In fiscal 2006, we had been enrolling in the ASPIRE Study which led to FDA clearance of the TriActiv FX System. In the first half of fiscal 2007, we commenced a European study for the ThromCat device in the native coronary anatomy and initiated enrollment in our US and European PROGUARD Trial (Carotid Pivotal Trial for the TriActiv ProGuard device) in the carotid anatomy.

Research and development expenses were 28% of total revenues for the three months ended December 31, 2006, compared to 32% of total revenue for the three months ended December 31, 2005 excluding the facility transition charges. We believe research and development expenditures will increase throughout the balance of the fiscal year, due primarily to the continuation of the PROGUARD Trial, as well as other product development initiatives.

Sales and Marketing Expense. Sales and marketing expense was $3.4 million for the three months ended December 31, 2006, compared to $2.3 million for the three months ended December 31, 2005. This increase was due to a $989,000 increase in our U.S. sales and marketing efforts and a $141,000 increase in our European sales and marketing costs. In the U.S., personnel and travel expenses for the sales and marketing departments increased $804,000 relating to the building of our endovascular direct sales force. There were 36 sales and marketing personnel as of December 31, 2006 compared to 27 sales and marketing employees as of December 31, 2005, a 33% increase. In addition, there was an increase of $263,000 in marketing expenses related to conventions, advertising expense and product launches. Partially, offsetting these increases was to the absence of the $67,000 of facility transition charges in the second quarter of fiscal 2006 which did not recur in the current quarter of 2007. The increase in European sales & marketing expenses was primarily caused by a $39,000 increase in personnel expenses and a $73,000 increase in marketing and convention expenses.

We anticipate sales and marketing expenses will continue to increase throughout the remainder of fiscal 2007 due to the expected growth in endovascular sales.

General and Administrative Expense. General and administrative expenses include the costs of our finance, information technologies, human resource and business development departments. General and administrative expense was $2.0 million for the three months ended December 31, 2006, compared to $2.1 million for the three months ended December 31, 2005. The decrease directly relates to $207,000 of facility transition charges in the second quarter of fiscal 2006, which did not recur in the current quarter. There was also a decrease in legal and accounting fees of $58,000 primarily related to tax related charges during the second quarter of fiscal 2006 that did not recur in the second quarter of fiscal 2007. These items were offset by an increase in personnel costs of $266,000, including stock-based compensation expense.

Net Interest Income. Interest income decreased by 5% to $274,000 for the three months ended December 31, 2006 from $290,000 for the three months ended December 31, 2005. This was due to a 10% decrease in our average cash and investment balance during the period ended December 31, 2006 over the comparable prior year period, although the decrease was offset in part by higher interest rates. The decrease in cash balances was due primarily to the funding of the construction of our new facility. Interest expense during the three months ended December 31, 2006 was $49,000 compared to $4,000 in the prior year. We have borrowed cash under a Secured Commercial Mortgage Agreement, with a balance of $8.0 million at a fixed interest rate of 6.44% as of December 31, 2006.

Other Income. Other non-operating income was $10,000 in the three months ended December 31, 2006 compared to $24,000 in the three months ended December 31, 2005. Other non-operating income for the three months ended December 31, 2006 and 2005 related primarily to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 16 (Opportunity Grant) to the Condensed Consolidated Financial Statements). This income was offset by a loss on exchange and a loss on disposal of fixed assets.

Comparison of Six Months Ended December 31, 2006 and 2005

Total Revenues. Total revenues increased 27% to $33.6 million in the six months ended December 31, 2006 from $26.4 million in the six months ended December 31, 2005.

Total Net Sales. Net sales of products increased 41% to $21.8 million for the six months ended December 31, 2006 compared to net sales of $15.5 million for the six months ended December 31, 2005. We had a 33% increase in our Biomaterials Sales and a 256% increase in our Endovascular Sales.

Biomaterials Sales. Biomaterial Sales were $19.8 million in the period, a 33% increase compared to $14.9 million in the same period last year. Biomaterials Sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to an increase in sales of Angio-Seal components to St. Jude Medical compared to the prior year period. Sales to St. Jude Medical were $10.3 million in the current period compared to $6.5 million in the prior year period. Angio-Seal component sales have increased 58% in the six months ended December 31, 2006 over the same period in 2006 even though end-user sales of the Angio-Seal by St. Jude Medical increased 6% for the same period. As mentioned, this increase is the result of the timing of orders.

Spine product sales increased 97% to $3.2 million in the six months ended December 31, 2006 compared to $1.6 million in the prior year comparable period. The spine product growth was primarily the result of sales to new customers, mainly Medtronic and Zimmer, which increased to $1.6 million from $273,000 in the prior year period. Sales to Orthovita increased 20% from the prior year period. Offsetting the increase in the spine business, sports medicine product sales decreased 12% to $5.5 million from $6.2 million in the prior period, primarily related to Arthrex Inc which declined 16% to $5.0 million in the six months ended December 31, 2006.

Endovascular Sales. Endovascular Sales were $1.9 million in the period, a 256% increase compared to sales of $543,000 in the same period of the prior fiscal year. Sales in the U.S. increased 296% to $1.6 million from $399,000 primarily due to the introduction of the ThromCat, and QuickCatdevices. Endovascular Sales outside the U.S. increased 144% year over year to $353,000 from $145,000 for the period due to the introduction of the ThromCat and QuickCat and ProGuard devices. O.U.S. Endovascular Sales consisted exclusively of sales of the TriActiv FX device.

Royalty Income. Royalty income increased 8% to $11.8 million in the six months ended December 31, 2006 from $10.9 million in the six months ended December 31, 2005.

St. Jude Medical Angio-Seal royalty income increased 5% to $10.0 million during the six months ended December 31, 2006 compared to $9.5 million in the six months ended December 31, 2005. End-user sales of the Angio-Seal increased 6% in the December 2006 quarter over the same period a year earlier.

Orthovita royalty income increased 29% in the six months ended December 31, 2006 over the same period of the prior year. Total royalty income from Orthovita was approximately $1.8 million for the six months ended December 31, 2006 compared to $1.4 million for the six months ended December 31, 2005. End-user sales of our co-developed Vitoss® Foam products increased 32% in our first half of fiscal 2007 compared to the prior year comparable period.

Cost of Products Sold. Cost of products sold was $10.1 million for the six months ended December 31, 2006, virtually no increase from the $10.0 million reported in the six months ended December 31, 2005. The six months ended December 31, 2005 included $2.0 million of facility transition charges which resulted in a significant decline in gross margin to 35% in that six-month period. Gross margin exclusive of these transition charges was 48% in the six months ended December 31, 2005 and improved to 54% in the six months ended December 31, 2006. While cost of products sold was negatively impacted in the six months ended December 31, 2006 due to production start up costs associated with new products in our endovascular business, increased production resulted in economies of scale, thereby improving our total gross margin. As fiscal year 2007 continues, we believe that continuing higher volumes, process improvements and process automation will lead to further improvement of the cost of products sold as a percentage of sales.

Research and Development Expense. Research and development expense was $9.2 million for the six months ended December 31, 2006, compared to $9.9 million for the six months ended December 31, 2005. The decrease in research and development expenses directly relates to $1.1 million of facility transition charges in the six months ended December 31, 2005, which did not recur in the current period. Offsetting this decrease were increases in personnel expense of $657,000, including equity compensation expense, partially offset by a decrease of $270,000 in clinical trial expenses. In personnel expenses, equity compensation increased $209,000 while increases in salaries and benefits related to increased endovascular efforts were $415,000. The decrease in clinical trial expenses was due to the scope as well as the timing of the trials which took place in each period. In fiscal 2006, we had been enrolling in the ASPIRE Study which led to FDA clearance of the TriActiv FX System. In fiscal 2007, we commenced a European study for the ThromCat device in the native coronary anatomy and initiated enrollment in our U.S. and European PROGUARD Trial (Carotid Pivotal Trial for the TriActiv ProGuard device) in the carotid anatomy.

Research and development expenses were 27% of total revenues for the six months ended December 31, 2006, compared to 33% of total revenue for the six months ended December 31, 2005 excluding the facility transition charges. We believe research and development expenditures will increase throughout the balance of the fiscal year, due primarily to the commencement of the PROGUARD Trial (Carotid Pivotal Trial for the TriActiv ProGuard device), as well as other product development initiatives.

Sales and Marketing Expense. Sales and marketing expense was $6.4 million for the six months ended December 31, 2006, compared to $4.1 million for the six months ended December 31, 2005. This increase was due to a $2.1 million increase in our U.S. sales and marketing efforts and a $192,000 increase in our European sales and marketing costs. In the U.S., personnel and travel expenses for the sales and marketing departments increased $1.6 million relating to the building of our endovascular direct sales force. There were 36 sales and marketing personnel as of December 31, 2006 compared to 27 sales and marketing employees as of December 31, 2005, a 33% increase. In addition, there was an increase of $552,000 in marketing expenses related to conventions, advertising expense and product launches. Finally, there was an increase of $104,000 in office and facility costs due to an increase in sales and marketing personnel and overhead associated with their employment. Partially, offsetting these increases was a decrease relating to $129,000 of facility transition charges in the six months ended December 31, 2005, which did not recur in the current period. The increase in European sales & marketing expenses was primarily caused by an $86,000 increase in personnel expenses and a $37,000 increase in marketing and convention expenses.

We anticipate sales and marketing expenses will continue to increase throughout the remainder of fiscal 2007 due to the expected growth in endovascular sales.

General and Administrative Expense. General and administrative expenses include the costs of our finance, information technologies, human resource and business development departments. General and administrative expense was $4.1 million for the six months ended December 31, 2006, compared to $4.1 million for the six months ended December 31, 2005. The slight increase was primarily a result of an increase in personnel costs of $473,000, including stock-based compensation expense, and an increase in public company expenses of $48,000, including board compensation and SEC compliance costs offset by $386,000 of facility transition charges in the six months ended December 31, 2005, which did not recur in the current period.

Net Interest Income. Interest income decreased by 11% to $516,000 for the six months ended December 31, 2006 from $581,000 for the six months ended December 31, 2005. This was due to a 20% decrease in our average cash and investment balance during the six month period ended December 31, 2006 over the comparable prior year period, although the decrease was offset in part by higher interest rates. The decrease in cash balances was due primarily to the funding of the construction of our new facility. Interest expense during the six months ended December 31, 2006 was $186,000 compared to $4,000 in the prior year. We have borrowed cash under a Secured Commercial Mortgage Agreement, with a balance of $8 million at a fixed interest rate of 6.44% as of December 31, 2006.

Other Income. Other non-operating income was $49,000 in the six months ended December 31, 2006 compared to $43,000 in the six months ended December 31, 2005. Other non-operating income for the six months ended December 31, 2006 and 2005 related primarily to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 16 (Opportunity Grant) to the Condensed Consolidated Financial Statements). This income was offset by a loss on exchange and a loss on disposal of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $30.9 million as of December 31, 2006, an increase of $3.8 million from our balance of $27.1 million at June 30, 2006, the end of our prior fiscal year. In addition, our working capital was $50.0 million as of December 31, 2006, an increase of $5.6 million from our working capital of $44.3 million at June 30, 2006.

Operating Activities

Net cash provided by our operating activities was $8.5 million in the six months ended December 31, 2006. For the six months ended December 31, 2006, we had net income of $3.0 million, a net effect of non-cash employee stock-based compensation and related tax events of $1.2 million, and non-cash depreciation and amortization of $3.4 million.

Cash provided as a result of changes in asset and liability balances was $918,000. The increase in cash related to the change in assets and liabilities was primarily due to a decrease in accounts receivable, which provided $2.2 million in cash and an increase in accounts payable and accrued expenses, which provided $863,000 in cash. This was partially offset by a $2.1 million increase in inventory primarily related to increased raw material, subassemblies and finished goods for our endovascular product lines.

Investing Activities

Cash used in investing activities was $10.5 million for the six month period ended December 31, 2006. This was the result of net purchase and redemption activity within our investment portfolio and capital spending related to ongoing expansion of our manufacturing capabilities.

During the period, investments of $5.4 million matured, were called. We subsequently purchased new investments with $9.1 million of these proceeds and cash from operations, resulting in net use of cash from investing transactions of $3.7 million.

We have a $15.6 million capital spending plan for fiscal 2007 to continue to expand our research and development and manufacturing capabilities. Of this planned amount, we spent $6.8 million during the six months ended December 31, 2006.

Financing Activities

Cash provided by financing activities was $2.0 million for the six month period ended December 31, 2006. This was primarily the result of proceeds from the exercise of stock options and excess tax benefits from share-based payment arrangements. The exercise of stock options provided cash of $1.4 million and the gross effect of awards that generated tax savings from excess tax benefits provided $632,000 for the six months ended December 31, 2006.

We plan to draw $27 million, the remaining funds available under the $35 million Mortgage, on or before the date of the Draw Period which concludes on November 25, 2007. The interest rate will be 6.44% as set by the Swap Agreement that hedges the Mortgage. See Note 9 (Debt) to the Condensed Consolidated Financial Statements.

General

We plan to continue to spend substantial amounts to fund clinical trials to gain regulatory approvals and to continue to expand research and development activities for our endovascular and biomaterials products. Our sales and marketing expenses are expected to increase substantially as we continue to invest in the building of our U.S. sales team and increased marketing efforts toward the success of the endovascular product platform.

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

While we believe our current cash and investment balances and future cash generated from operations will be sufficient to meet our operating, financing and capital requirements for at least the next 12 months, we also have the ability to draw down on the Secured Commercial Mortgage, a remaining $27 million or up to an aggregate maximum amount of $35 million. See Note 9 (Debt) to the Condensed Consolidated Financial Statements. Although we believe our cash and investment balances will also be sufficient on a longer term basis, it will depend on numerous factors, including: market acceptance of our existing and future products; the successful commercialization of products in development; the costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

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

Presented below is a summary of our contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($8 million)	$15,670,899	$541,867	$1,670,400	$1,670,400	$11,788,232
Remaining $27 million draw (3)	48,070,285	234,900	5,449,767	5,089,127	37,296,491

Subtotal Long-Term Debt Obligations	63,741,184	776,767	7,120,167	6,759,527	49,084,723
Purchase Obligations:
Contractual Commitments for Capital Expenditures (2)(3)	393,083	393,083	—	—	—

Total Contractual Obligations	$64,134,266	$1,169,850	$7,120,167	$6,759,527	$49,084,723

These obligations are related to our Secured Commercial Mortgage and agreements to purchase goods or services that are enforceable and legally binding.

(1)	The long-term debt obligations consist of principal and interest on our secured commercial mortgage, currently $8 million, plus the remaining $27 million available under the mortgage, which we intend to draw before November 25, 2007. See Note 9 (Debt) to the Condensed Consolidated Financial Statements.
(2)	These obligations consist of open purchase orders for capital items primarily for the continued expansion of our research and development and manufacturing capabilities.
(3)	In accordance with Generally Accepted Accounting Principles in the United States (GAAP), these obligations are not recorded on our consolidated balance sheet.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, include but are not limited to the following:

•	our ability to successfully commercialize the endovascular products in the U.S. and European Union;

•	the completion of additional clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our endovascular products;

•	our ability to scale up the manufacturing of endovascular platform devices to accommodate the respective sales volume;

•	our reliance on three customers for a majority of our sales revenues;

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•	our dependence on our biomaterials customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community;

•	our dependence on key vendors and personnel;

•	the use of hazardous materials, which could expose us to future environmental liabilities;

•	the international market risks that can harm future international sales of our products;

•	our ability to expand our management systems and controls to support anticipated growth;

•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	risks related to potential product recalls in our endovascular or our partner’s biomaterials products;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments as well as the fair value of our Swap.

Investment Portfolio

Our investment portfolio consists primarily of high quality municipal securities the majority of which have maturities ranging from less than one year to three years. We also have two municipal variable-rate demand obligations with a maturities ranging from 17 to 23 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. The Company had one U.S corporate security with a maturity of approximately 10 years which was called in the month of January 2007 and one mutual fund. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decrease in market value if interest rates increase. As of December 31, 2006, our total portfolio consisted of approximately $26.0 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding our investments is located in Note 2 to the Consolidated Financial Statements of the Company – Investments.

Debt

On May 25, 2006, we entered into an agreement for a Mortgage with Citibank, N.A. The Mortgage provides us with the ability to take aggregate advances of up to $35 million. In order to manage the market risk from changes in interest rates we also entered into a $35 million aggregate ten-year fixed interest rate swap agreement. As of December 31, 2006 we had taken an $8 million advance under the Mortgage (See Note 9 (Debt) to the Condensed Consolidated Financial Statements of the Company). Our objective and strategy for entering into the swap agreement was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

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

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2006 Annual Meeting of Stockholders was held on December 6, 2006. At the Annual Meeting, the Company’s stockholders (i) elected Joseph W. Kaufmann, Harold N. Chefitz, and Steve J. Lee as Class II Directors to the Company’s board of directors, (ii) approved the Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan, and (iii) ratified the appointment by the Company’s board of directors of Deloitte & Touche LLP as the independent auditors of the Company’s financial statements for the fiscal year ending June 30, 2007. The following summarizes the voting results for such actions:

	Number of Votes For	Number of Votes Withheld	Number of Votes Against	Abstentions	Broker Non-Votes
Election of Class II Directors:

Joseph W. Kaufmann	10,494,222	570,185	—	—	—

Harold N. Chefitz.	10,425,669	638,738	—	—	—

Steve J. Lee	10,669,905	394,502	—	—	—

Approval of the Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan	8,459,721	—	1,952,604	11,518	645,810

Ratification of the Appointment of Deloitte & Touche LLP	10,733,876	—	328,242	2,288	5,247

Item 6. Exhibits.

10.1	Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan.(1)

10.2	Form of Stock Option Agreement.(2)

10.3	Form of Stock Appreciation Right Agreement.(3)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is incorporated by reference from Exhibit Number 10.1 in our Current Report on Form 8-K filed with the SEC on December 12, 2006.
(2)	This exhibit is incorporated by reference from Exhibit Number 10.2 in our Current Report on Form 8-K filed with the SEC on December 12, 2006.
(3)	This exhibit is incorporated by reference from Exhibit Number 10.3 in our Current Report on Form 8-K filed with the SEC on December 12, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: February 9, 2007	By:	/s/ Wendy F. DiCicco, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)