Form 10-Q
period 2007-03-31
KENSEY NASH CORP
filed 2007-05-10
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

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

As of April 30, 2007, there were 11,925,596 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,601,722	$4,874,466
Investments (See Note 2)	25,840,741	22,253,526
Restricted cash (See Note 6)	1,031,633	1,000,809
Trade receivables, net of allowance for doubtful accounts of $7,592 and $8,804 at March 31, 2007 and June 30, 2006, respectively	6,815,143	6,396,165
Royalties receivable	6,577,903	5,845,484
Other receivables (including approximately $45,000 and $98,000 at March 31, 2007 and June 30, 2006 , respectively, due from employees)	907,698	1,096,996
Inventory	9,384,641	7,197,868
Deferred tax asset, current portion	2,356,071	1,849,513
Prepaid expenses and other	2,246,732	1,427,303

Total current assets	61,762,284	51,942,130

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land (See Note 4)	4,883,591	4,883,591
Building (See Note 4)	44,371,114	39,123,636
Machinery, furniture and equipment	29,751,254	26,816,938
Construction in progress - new facility	1,054,598	3,752,252
Construction in progress	1,152,048	1,086,514

Total property, plant and equipment	81,212,605	75,662,931
Accumulated depreciation	(16,248,521)	(12,412,405)

Net property, plant and equipment	64,964,084	63,250,526

OTHER ASSETS:
Acquired patents and other intangibles, net of accumulated amortization of $3,872,703 and $3,241,987 at March 31, 2007 and June 30, 2006, respectively	4,618,663	5,249,379
Goodwill (See Note 7)	9,436,202	9,627,200
Other non-current assets	119,812	122,033

Total other assets	14,174,677	14,998,612

TOTAL	$140,901,045	$130,191,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,387,521	$3,436,242
Accrued expenses (See Note 8)	2,401,338	2,954,079
Other current liabilities	1,031,633	1,000,809
Current portion of debt	106,667	—
Deferred revenue	279,312	203,351

Total current liabilities	6,206,471	7,594,481

OTHER LIABILITIES:
Long-term debt (See Note 9)	7,893,333	8,000,000
Deferred revenue, non-current	657,354	795,830
Deferred tax liability, non-current	886,422	523,487
Other non-current liabilities	1,782,073	85,834

Total liabilities	17,425,653	16,999,632

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at March 31, 2007 and June 30, 2006	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,879,761 and 11,618,210 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	11,880	11,618
Capital in excess of par value	86,177,826	80,664,473
Retained earnings	38,178,203	32,800,281
Accumulated other comprehensive loss	(892,517)	(284,736)

Total stockholders’ equity	123,475,392	113,191,636

TOTAL	$140,901,045	$130,191,268

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
REVENUES:
Net sales
Biomaterial sales	$11,596,889	$9,759,893	$31,414,187	$24,677,210
Endovascular sales	1,046,677	203,834	2,980,683	747,238

Total net sales	12,643,566	9,963,727	34,394,870	25,424,448
Royalty income	6,308,534	5,711,798	18,120,617	16,604,214

Total revenues	18,952,100	15,675,525	52,515,487	42,028,662

OPERATING COSTS AND EXPENSES:
Cost of products sold	5,853,872	4,545,175	15,963,225	14,586,672
Research and development	5,230,178	4,635,501	14,420,533	14,499,053
Sales and marketing	2,840,736	2,408,464	9,254,873	6,496,566
General and administrative	1,863,341	1,892,986	5,968,494	5,948,785

Total operating costs and expenses	15,788,127	13,482,126	45,607,125	41,531,076

INCOME FROM OPERATIONS	3,163,973	2,193,399	6,908,362	497,586

OTHER INCOME/(EXPENSE):
Interest income	260,240	236,353	776,297	817,581
Interest expense	(118,976)	(13,405)	(305,211)	(17,657)
Other income	10,836	21,107	59,556	64,005

Total other income - net	152,100	244,055	530,642	863,929

INCOME BEFORE INCOME TAX	3,316,073	2,437,454	7,439,004	1,361,515
Income tax expense	(945,130)	(649,820)	(2,061,082)	(312,492)

NET INCOME	$2,370,943	$1,787,634	$5,377,922	$1,049,023

BASIC EARNINGS PER SHARE	$0.20	$0.16	$0.46	$0.09

DILUTED EARNINGS PER SHARE	$0.19	$0.15	$0.43	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,842,330	11,477,601	11,726,468	11,470,282

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,625,846	12,263,183	12,571,873	12,287,701

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE, JUNE 30, 2006	11,618,210	$11,618	$80,664,473	$32,800,281	$(284,736)		$113,191,636
Exercise/issuance of:
Stock options	225,774	226	2,896,441				2,896,667
Nonvested stock awards	55,649	56	(56)				—
Exchange of nonvested shares for taxes	(19,872)	(20)	(546,405)				(546,425)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			1,245,596				1,245,596
Nonvested stock awards			(21,396)				(21,396)
Employee stock-based compensation:
Stock options			719,201				719,201
Nonvested stock awards			1,219,972				1,219,972
Net Income				5,377,922		$5,377,922	5,377,922
Foreign currency translation adjustment					31,034	31,034	31,034
Change in unrealized loss on investments (net of tax)					149,637	149,637	149,637
Interest rate swap unrealized loss (net of tax)					(788,452)	(788,452)	(788,452)

Comprehensive income						$4,770,141

BALANCE, MARCH 31, 2007 (Unaudited)	11,879,761	$11,880	$86,177,826	$38,178,203	$(892,517)		$123,475,392

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$5,377,922	$1,049,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,079,577	7,451,569
Employee stock-based compensation (See Note 13):
Stock Options	719,201	702,323
Nonvested stock awards	1,219,972	1,014,537
Cash-settled Stock Appreciation Rights	457,397	—
Tax benefit/(deficiency) from exercise/issuance of:
Stock Options	1,245,596	382,795
Nonvested stock awards	(21,396)	(13,996)
Excess tax benefits from share-based payment arrangements	(915,959)	(203,868)
Exchange of nonvested shares for taxes	(546,425)	(206,845)
Loss on disposal/retirement of property, plant and equipment	12,803	1,497
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(971,465)	1,646,867
Deferred tax asset	(506,558)	(1,046,302)
Prepaid expenses and other current assets	(869,460)	2,030,017
Inventory	(1,923,864)	(1,956,857)
Accounts payable and accrued expenses	637,261	(6,390,455)
Deferred revenue	75,961	(75,854)
Deferred tax liability, non-current	362,935	695,862
Deferred revenue, non-current	(138,476)	(85,621)
Other current liabilities	30,824	—
Other non-current liabilities	450,390	—

Net cash provided by operating activities	9,776,236	4,994,692

INVESTING ACTIVITIES:
Purchase of land for new facility	—	(1,619,722)
Additions to property, plant and equipment	(8,240,678)	(21,288,855)
Sale of investments	9,586,000	20,500,000
Purchase of investments	(13,219,725)	(2,511,368)
Restricted cash	(30,824)	—

Net cash used in investing activities	(11,905,227)	(4,919,945)

FINANCING ACTIVITIES:
Deferred financing costs paid	2,221	—
Stock repurchase	—	(441,709)
Excess tax benefits from share-based payment arrangements	915,959	203,868
Proceeds from exercise of stock options	2,896,667	1,331,162

Net cash provided by financing activities	3,814,847	1,093,321

EFFECT OF EXCHANGE RATE ON CASH	41,400	6,563
INCREASE IN CASH	1,727,256	1,174,631
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,874,466	4,171,913

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,601,722	$5,346,544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $90,953)	$305,212	$17,656

Cash paid for income taxes	$640,000	$114,138

Retirement of fully depreciated property, plant and equipment	$362,212	$8,811,406

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal 2006.

The condensed consolidated statements of operations for the three and nine-month periods ending March 31, 2006 have been reclassified to include product line information for Biomaterials and Endovascular Sales. In addition, reclassifications have been made to reflect separate components of Selling, General and Administrative expenses, which were previously aggregated. There was no impact on amounts presented for income from operations.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). Sales revenue is recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including discounts. The Company had net sales returns provision and discounts of $104,361 and $142,829 for the three and nine months ended March 31, 2007, respectively. For the three and nine month periods ended March 31, 2006, there were a net sales returns provision (benefit) and discounts of $3,249 and $(18,539), respectively.

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

Geographic Information

The Company’s revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. No one country other than the U.S. represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.:

	Revenues for the three month period ended March 31,		Revenues for the nine month period ended March 31,
	2007	2006	2007	2006
United States	$18,847,183	$15,591,488	$52,150,737	$41,869,525
Foreign countries	104,917	84,037	364,750	159,137

Total	$18,952,100	$15,675,525	$52,515,487	$42,028,662

Earnings/(Loss) Per Share

Earnings/(Loss) per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. Options to purchase shares of the Company’s Common Stock which were outstanding for the three and nine months ended March 31, 2007 and 2006, but were not included in the computation of diluted EPS due to their antidilutive effect are shown in the table below:

	Three months ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Number of Options	372,268	714,997	373,135	649,421

Option Price Range	$22.93-$34.36	$22.90-$34.36	$24.90-$34.36	$22.90-$34.36

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company’s adoption as of July 1, 2006 of SFAS 154 did not have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006, or the beginning of the Company’s 2008 fiscal year (i.e., July 1, 2007). The Company is evaluating the impact of adopting FIN 48 on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the Company’s 2009 fiscal year. The Company has not yet assessed the impact adoption of SFAS 159 will have on its financial position or results of operations.

Note 2 – Investments

Investments as of March 31, 2007 consisted primarily of high quality municipal obligations and one mutual fund. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets, and such portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Note 10—Comprehensive Income) and realized gains and losses in other income.

The following is a summary of available-for-sale securities as of March 31, 2007 and June 30, 2006:

	March 31, 2007
Description	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss
Municipal Obligations	$23,575,393	$13,186	$(99,569)	$23,489,010
Mutual Fund	2,508,744	—	(157,013)	2,351,731

Total Investments	$26,084,137	$13,186	$(256,582)	$25,840,741

	June 30, 2006
Description	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss
Municipal Obligations	$19,595,914	$8,386	$(264,454)	$19,339,846
Mutual Fund	2,441,732	—	(187,211)	2,254,521
U.S. Corporate Obligations	686,000	—	(26,841)	659,159

Total Investments	$22,723,646	$8,386	$(478,506)	$22,253,526

The majority of the investments listed above have maturities ranging from less than one year to approximately three years. In addition, the Company has three municipal variable-rate demand obligations that have maturities ranging from 17 to 32 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis.

The investment securities shown below currently have fair values less than their amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. As of March 31, 2007, there were approximately 22 out of 27 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment by category, as of March 31, 2007 were as follows:

Description	Loss < 12 months		Loss > or equal to 12 months		Total
	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$1,061,314	$(4,684)	$12,195,315	$(94,885)	$13,256,629	$(99,569)
Mutual Fund	—	—	2,508,744	(157,013)	2,508,744	(157,013)

Total Investments	$1,061,314	$(4,684)	$14,704,059	$(251,898)	$15,765,373	$(256,582)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	March 31, 2007	June 30, 2006
Raw materials	$7,134,493	$5,825,062
Work in process	1,422,590	880,975
Finished goods	1,603,463	932,597

Gross inventory	10,160,546	7,638,634
Provision for inventory obsolescence	(775,905)	(440,766)

Inventory	$9,384,641	$7,197,868

During the quarter ended March 2007, the Company experienced start-up production issues with respect to the ThromCat Thrombectomy Catheter System and the TriActiv Embolic Protection platforms (the TriActiv FX and the TriActiv Proguard), which resulted in two product recalls during the quarter. As a result, based on the information available at the time of this filing, the Company established a preliminary inventory reserve of $563,000 for the recalled product, estimated a receivable of approximately $482,000 and submitted an insurance claim for the portion covered by the Company’s product recall insurance provider.

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

Note 4 – New Facility

During fiscal 2006, the Company completed the primary construction of and relocated its operations to a new 202,000 square foot facility. The total cost of the project, including land purchases, was approximately $49 million. The Company financed all construction of this facility from available cash on hand and the sale of liquid investments through most of the project term. In May 2006, the Company entered into a Secured Commercial Mortgage, secured by the building and land, which allows the Company to draw up to $35 million, $8 million of which is currently outstanding. See Note 9 —Debt.

In conjunction with its move to its new facility, the Company abandoned previously occupied lease space, and thus, recorded accelerated depreciation charges of $5.0 million related to leasehold improvement assets abandoned in fiscal 2006.

Note 5 – Patents and Other Intangible Assets

The costs of internally developed patents are expensed when incurred due to the long development cycle for products and the Company’s inability to measure the recoverability of these patent costs when incurred. From time to time, the Company has acquired portfolios of patents that it believes are beneficial to its ongoing businesses. These acquisitions have included a portfolio of puncture closure patents in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. (THM)

in 2000, certain intellectual property rights related to the Vitoss® product line from a third party inventor, and most recently, intangible assets acquired in May 2006 as part of the purchase of certain assets of IntraLuminal Therapeutics, Inc., among other smaller purchases.

The Company amortizes the entire cost of acquired patents and intangible assets over the remaining period of economic benefit, ranging from 2 to 14 years as of March 31, 2007. The gross carrying amount of such patents and intangible assets, as of March 31, 2007, was $8,491,366 with accumulated amortization of $3,872,703. Amortization expense on these patents and intangible assets was $188,589 and $630,716 for the three and nine-month periods ended March 31, 2007, respectively. For the three and nine month periods ended March 31, 2006, there were $200,392 and $600,551 of amortization expense on these patents and intangible assets, respectively. The table below details the estimated amortization expense on the Company’s acquired patents and intangible assets for the next five fiscal years:

Fiscal year ending June 30,	Amortization Expense
2007	$826,777
2008	809,541
2009	852,040
2010	881,567
2011	493,164

Note 6 – Acquisition of Certain Assets of IntraLuminal Therapeutics, Inc.

In May 2006, the Company acquired certain assets of IntraLuminal Therapeutics, Inc. (ILT), a company focused on the emerging market opportunity for the treatment of chronic total occlusions (“CTO”), for $8.0 million cash plus acquisition costs of $202,241. Of the total $8.0 million purchase price, $1.0 million was escrowed for one year and is included as restricted cash on the balance sheets.

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

The following is a summary of the allocation, including other net adjustments of $(190,998) recognized since June 30, 2006:

Inventory	$450,922
Machinery, furniture and equipment	129,420
Intangible assets (patents, customer list and brand)	1,470,000
Excess of cost over net assets acquired (goodwill)	6,151,899

$8,202,241

The components of acquired intangible assets as of the acquisition date were as follows:

	Amount	Life
Customer List	$760,000	8 years
Patents	645,000	11 years
Brand	65,000	3 years

	$1,470,000

Note 7 – Goodwill

Goodwill represents the excess of cost over the fair market value of the identifiable net assets of THM, a company acquired in September 2000, and of certain identifiable net assets of ILT, acquired in May 2006. Both acquisitions were accounted for under SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).

Under SFAS 142, goodwill is not amortized but is subject to annual impairment tests, which the Company has set to occur on June 30th of each fiscal year. Annual impairment tests in fiscal 2006, 2005 and 2004 indicated that goodwill was not impaired on the test date.

Goodwill related to the acquisition of certain assets ILT totaled $6.2 million, an amount that is expected to be fully deductible for tax purposes. The following table indicates the Company’s total goodwill balances as of the dates presented:

Goodwill
Balance as of June 30, 2005	$3,284,303
Acquisition of certain assets of IntraLuminal	6,342,897

Balance as of June 30, 2006	$9,627,200

Acquisition of certain assets of IntraLuminal additional costs and allocations	(190,998)

Balance as of March 31, 2007	$9,436,202

Note 8 – Accrued Expenses

As of March 31, 2007 and June 30, 2006, accrued expenses consisted of the following:

	March 31, 2007	June 30, 2006
Accrued payroll and related compensation	$1,284,695	$888,730
Accrued new facility costs	7,890	1,176,602
Other	1,108,753	888,747

Total	$2,401,338	$2,954,079

Note 9 – Debt

Secured Commercial Mortgage - On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage provides the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the Draw Period) and is secured by the Company’s facility and land located at 735 Pennsylvania Drive, Exton, Pennsylvania 19341. On May 25, 2006, the Company took an $8 million advance under the Mortgage that bears interest at LIBOR plus 0.82% Loan Credit Spread. The Company intends on taking the additional $27 million in proceeds on or before November 25, 2007.

Under the Mortgage, the Company is required to pay interest only on the outstanding principal amount during the Draw Period. After the Draw Period, and beginning December 25, 2007, the Company shall pay principal and interest based on a twenty-five year straight-line amortization schedule.

The Mortgage contains various conditions to borrowing, and affirmative, restrictive and financial maintenance covenants. Certain of the more significant covenants require the Company to maintain a Minimum Fixed Charge Coverage Ratio of EBITDA (as defined in the Mortgage) to debt service equal to or greater than 1.50 - to- 1.0; and an interest rate hedge of at least fifty percent of the outstanding principal balance of the Mortgage through an interest rate protection product reasonably acceptable to Citibank, F.S.B. As of March 31, 2007, the Company was in compliance with its affirmative, restrictive and financial maintenance covenants.

Interest Rate Swap Agreement - In order to hedge its interest rate risk under the Mortgage, the Company also entered into a $35 million aggregate ten-year fixed interest rate swap agreement (the “Swap”) with Citibank, N.A. The Company is using the Swap as a cash flow hedge of the Company’s interest payments under the Mortgage. The Swap converts the variable LIBOR portion of the mortgage payments to a fixed rate of 6.44% (5.62% fixed interest rate plus 0.82% Loan Credit Spread). If the critical terms of the Swap or the hedge item do not change, the Swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of March 31, 2007, the fair value of the Swap was in a unrealized loss position of $1,324,676 ($874,286, net of tax) and was included in accumulated other comprehensive loss on the consolidated balance sheet.

Fair Value of Interest Rate Swap – The Company has designated the Swap as a cash flow hedge. As such, we are required to record the fair value of the Swap and perform a mark-to-market adjustment at the end of each period. The fair value of the Swap is obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the creditworthiness of the counterparties.

Note 10 – Comprehensive Income

The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive (loss) income is shown in the consolidated statements of stockholders’ equity as of March 31, 2007 and June 30, 2006, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities, foreign currency translation adjustments and interest rate swap. The tax effects for the nine months ended March 31, 2007 and for the fiscal year ended June 30, 2006 of other comprehensive income were $329,086 and $60,376, respectively.

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

The Component Supply Contract - In fiscal 2005, the Company executed a new supply contract with St. Jude Medical, which appointed the Company the exclusive supplier of 100% of the collagen sponge and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement. The contract expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for Company’s ongoing investments in collagen research and development. The Company recognized $543,000 of this $1 million during the period ended June 30, 2005 related to research and development work already performed. The remaining $457,000 was recorded as deferred revenue, with a balance of $311,545 remaining as of March 31, 2007, and is being recorded as revenue over the remaining period of the contract.

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

Note 12 – Income Taxes

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109).

As a result of the recent Congressional approval of an extension of the Research and Experimentation (R&E) Tax Credit, the Company recorded retroactive adjustments to its tax provision during the second quarter ended December 31, 2006. The adjustments reflect that the legislation is retroactive to January 1, 2006, and therefore significantly reduced the Company’s effective tax rate to 22% for the second quarter of fiscal 2007. The Company anticipates its effective tax rate for its 2007 fiscal year to be approximately 28%, including the R&E effect on the tax provision.

As of March 31, 2007, the Company had net operating loss (NOL) carryforwards for state tax purposes totaling $54.5 million, which will expire by the end of its fiscal year 2027. The Company has recorded a full valuation against the state net operating losses of $54.5 million. In addition, the Company had a foreign NOL of $302,000 as of March 31, 2007, which will not expire.

Note 13 – Stock-Based Compensation

Effective July 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified prospective approach and now accounts for stock-based compensation applying the fair value method for expensing stock options and nonvested stock awards. Accordingly, total stock-based compensation expense was $760,918 and $2,396,570 for the three and nine-month periods ended March 31, 2007, respectively. Stock-based compensation expense for the three and nine-month periods ended March 31, 2006 was $649,320 and $1,716,860, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $258,712 and $814,834 for the three and nine-month periods ended March 31, 2007, respectively. The total income tax benefit recognized in the statement of operations for stock-based compensation expense for the three and nine months ended March 31, 2006 was $220,769 and $583,732, respectively. Compensation expense related to stock-based awards is classified in the statement of operations on the same line items as salary expense and is recorded over the awards’ relevant vesting period. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of general and administrative expense.

The Company has an Employee Incentive Compensation Plan (the Employee Plan), for officers, non-employee directors and employees of the Company to reward individuals who have contributed or are being hired to contribute to the growth and success of the Company. As of March 31, 2007, the total number of shares authorized for issuance under the Employee Plan was 4,350,000, of which options to purchase a total of 1,923,939 shares of the Company’s Common Stock at a weighted average exercise price of $18.34 were outstanding, 106,285 nonvested stock awards were outstanding, options to purchase a total of 1,977,953 shares of the Company’s Common Stock had previously been exercised/issued, and 341,823 shares remained available for new awards under the Employee Plan.

On December 6, 2006, the Company held its 2006 Annual Meeting of Stockholders at which the Stockholders considered and approved the Company’s Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Amended Plan). The Amended Plan became effective immediately upon the stockholders’ approval.

The Amended Plan authorized an additional 300,000 shares of the Company’s Common Stock for issuance, of which only 75,000 shares may be issued as nonvested stock, bonus stock or stock-based awards other than stock options or stock appreciation rights.

The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). As of March 31, 2007 a total of 410,000 shares were authorized for issuance under the Directors’ Plan of which nonqualified options to purchase a total of 327,500 shares of the Company’s Common Stock at a weighted average exercise price of $20.12 were outstanding, and options to purchase a total of 82,500 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. As a result, no shares remained available for new awards under the Directors’ Plan. Awards previously granted under the Board of Directors’ Plan are now granted under the Employee Plan.

Stock Options

Stock options have been granted to employees and members of the Board of Directors of the Company, as well as non-employee outside consultants. Fair value is calculated under the Black-Scholes option-pricing model. For the three and nine months ended March 31, 2007, the Company recognized expense of $199,931 and $719,201, respectively related to stock options. For the three and nine months ended March 31, 2006, the Company recognized expense of $263,694 and $702,323, respectively related to stock options. As of March 31, 2007, there was $1,155,448 of unrecognized compensation costs related to unvested stock options granted under the two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.25 years.

A summary of the stock option activity under both plans for the nine months ended March 31, 2007, is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2006	2,146,107	17.78		337,000	20.07
Granted	12,400	29.13		—	—
Cancelled	(18,294)	27.42		—	—
Exercised	(216,274)	12.58		(9,500)	18.57

Balance at March 31, 2007	1,923,939	18.34	$24,174,601	327,500	20.12	$3,481,030

Exercisable portion	1,816,357	17.76	$23,920,665	314,500	19.98	$3,389,380

Available for future grant	341,823			—

Weighted-average fair value of options granted during the nine months ended March 31, 2007	$12.76			$—

The fair value of each option grant made during the nine months ended March 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Options are exercisable over a maximum term of ten years from the date of grant and typically vest over periods of zero to three years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding; the terms given below result from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant.

Nine Months Ended March 31, 2007
Dividend yield	0%
Expected volatility
Employee Plan	35%
Risk-free interest rate
Employee Plan	4.496% - 5.047%
Expected lives:
Employee Plan	6.50

The following table summarizes significant option groups outstanding under both the Employee and Directors’ plans as of March 31, 2007 and related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number at March 31, 2007	Remaining Contractual Life	Wghtd Avg Exercise Price	Number at March 31, 2007	Wghtd Avg Exercise Price
$7.625 - $14.510	1,102,344	3.07	$11.91	1,102,344	$11.91
$14.580 - $27.800	770,465	6.38	21.30	722,803	21.13
$28.230 - $34.360	378,630	7.68	32.60	305,710	33.20

	2,251,439			2,130,857

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers and certain other management of the Company. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. For the three and nine months ended March 31, 2007, the Company recognized expense of $368,261 and $1,219,972, respectively, related to nonvested stock awards. For the three and nine months ended March 31, 2006, the Company recognized expense of $385,626 and $1,014,537, related to nonvested stock awards. As of March 31, 2007, there was an estimated $2,477,955 of unrecognized compensation costs related to nonvested stock awards granted under the Company’s Employee Plan. That cost is expected to be recognized over a weighted average period of 1.66 years. The following table outlines nonvested stock awards for the nine months ended March 31, 2007.

	Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2006	143,822	$29.17

Granted:
Executive officers & management	1,750	27.47
Non-employee Directors	24,117	29.65
Issued:
Executive officers & management	(49,388)	29.23
Non-employee Directors	(6,261)	22.98
Cancelled:
Executive officers & management	(1,833)	29.60
Non-employee Directors	(5,922)	28.72

Balance March 31, 2007	106,285	$29.61

Weighted-average fair value of nonvested stock awards granted during the nine months ended March 31, 2007	$28.48

Shares granted to non-employee members of the Board of Directors prior to December of 2005 vested in three equal annual installments contingent upon the Company’s achievement of certain earnings-per-share targets, Company Common Stock price targets and continued service of the board member on each anniversary of the date of grant. Beginning with the December 2005 nonvested stock grants, all grants awarded to non-employee members of the Board of Directors vest solely on continuation of service and are no longer subject to performance measures; all other attributes of the grants remain the same as described above. Previously awarded nonvested stock grants will remain subject to the original provisions that were in effect at the time of grant.

The shares granted to executive officers and other members of management vest in three equal annual installments based solely on continued employment with the Company. Unvested shares are forfeited upon termination of employment.

Cash-Settled Stock Appreciation Rights

During the nine months ended March 31, 2007 the Company granted cash-settled stock appreciation rights (SARs) awards to eligible employees. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of the Company’s Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of the Company’s Common Stock on the date of grant. For the three and nine months ended March 31, 2007, the Company recognized expense of $192,726 and $457,397, respectively related to SARs. For the three and nine month periods ended March 31, 2006, no compensation expense was recognized related to SARs.

The following table outlines cash-settled SAR awards for the nine months ended March 31, 2007.

	Shares	Weighted Average Price Per Share
Balance June 30, 2006

Granted	307,060	$30.38
Cancelled	(11,250)	29.88

Balance March 31, 2007	295,810	$30.40

Weighted-average fair value of cash-settled
SARs granted during the nine months ended March 31, 2007	$9.79

As of March 31, 2007, there was an estimated $2,229,341 of unrecognized compensation costs related to SARs. That cost is expected to be recognized over a weighted average period of 2.49 years.

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

Nine Months Ended March 31, 2007
Dividend yield	0%
Expected volatility	35%
Risk-free interest rate	4.50% - 4.78%
Expected lives	3.5

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

Note 14 – Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by various programs established by the Company’s Board of Directors. As of March 31, 2007, there were 276,867 shares remaining for repurchase under the most recently authorized program, which does not have an expiration date. There were no repurchases of stock for the nine months ended March 31, 2007. During the nine month period ended March 31, 2006, the Company repurchased and retired 20,000 shares of Common Stock at a cost of $441,000, or an average market price of $22.05 per share, using available cash. There were no repurchases of stock during the three months ended March 31, 2006.

Note 15 – Retirement Plan

The Company has a voluntary 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total salaried compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three and nine months ended March 31, 2007 were $126,340 and $358,216, respectively. In the three and nine months ended March 31, 2006, employer contributions were $116,730 and $307,755, respectively.

Note 16 – Opportunity Grant

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania, awarded for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant is conditioned upon the following: (1) the Company will create 238 full-time jobs within 5 years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company will operate at its new facility for a minimum of 5 years from the date of occupancy, December 2005. The Company received the cash payment of $500,000 in its third quarter of fiscal 2005. Revenue is being recognized as a component of Other Income. Revenue recognized related to this grant for the three and nine months ended March 31, 2007 was $20,270 and $60,811, respectively. Opportunity grant revenue for the three and nine months ended March 31, 2006, was $20,270 and $60,811, respectively. Revenue from this opportunity grant is estimated at $81,081 for each of the fiscal years ending June 30, 2007 through 2010 and $40,540 for the fiscal year ending June 30, 2011.

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

Net Sales

Biomaterials Sales

As pioneers in the field of absorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of absorbable biomaterials for medical applications. Our biomaterials products, specifically polymer and collagen based products, are components of, in most cases, finished goods sold by numerous other companies pursuant to contractual arrangements. We have approximately 31 customers to whom we sell our wide range of products. Our largest biomaterials customers include St. Jude Medical, to whom we supply Angio-Seal components; Arthrex, Inc., to whom we supply a broad range of sports medicine and trauma products; and Orthovita, Inc., to whom we supply products for use in repair of the spine, osteoporotic fractures and trauma injuries. We also supply biomaterials products and development expertise to multiple other orthopaedic companies including, but not limited to, Medtronic, Inc. (Medtronic), Zimmer, Inc. (Zimmer), Biomet Sports Medicine, Inc. (Biomet), and BioMimetic Therapeutics, Inc. (BioMimetic).

The sale of Angio-Seal components to St. Jude Medical and sales of biomaterial orthopaedic products, which includes products with applications in the sports medicine and spine markets continue to be a major source of revenue. The table below shows the trends in our Angio-Seal component and orthopaedic sales for the nine months ended March 31, 2007 and March 31, 2006, by presenting such sales as a percentage of our total Biomaterials Sales:

Sales of	Nine months ended 3/31/07	% of Biomaterials Sales	Nine months ended 3/31/06	% of Biomaterials Sales
Angio-Seal Components	$14,144,691	45%	$9,827,592	40%
Orthopaedic Products	15,812,170	50%	13,805,557	56%
Other Products	1,457,326	5%	1,044,073	4%

Total Net Sales - Biomaterials	$31,414,187	100%	$24,677,222	100%

We manufacture two of the key absorbable components of the Angio-Seal for St. Jude Medical, 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchors, under a supply contract that expires in 2010. With the Angio-Seal device continuing to be the leading product in sales volume in the vascular closure device market, a market that has moderate growth, we believe our net sales to St. Jude Medical should continue to mirror the market growth over the next several years. Sales to St. Jude Medical, however, are highly dependent on ordering patterns and can vary significantly from quarter to quarter. We have been experiencing this variation in their ordering patterns throughout fiscal 2007 and have had exceptionally strong sales over the past four quarters. This was evidenced by a 44% increase in Angio-Seal Component sales during the nine months ended March 31, 2007 over the comparable prior year period, a rate which has outpaced current end-user sales growth rates of 6% during that same nine month period. As such, we expect a significant reduction in component sales in the fourth quarter of fiscal 2007.

Our net sales in the orthopaedic portion of our business is dependent on several factors, including the success of our current partners in the sports medicine and spine markets and the continued acceptance of biomaterials-based products in these two markets, as well as expanded future acceptance of such products, and our ability to offer new products or technologies and attract new partners in these markets. Because of these dependencies, or other factors, sales to our orthopaedic customers can vary significantly from quarter to quarter.

In our third fiscal quarter of 2007 we signed an exclusive marketing and distribution agreement with a new partner, Biomet. This agreement relates to our proprietary OrthoFill™ resorbable bone void filler. We received regulatory clearance for OrthoFill™ Bone Void Filler in September 2006. Under the agreement, Biomet will market and distribute, and we will manufacture the product. We have also agreed to work together with Biomet to advance the research and development of our cartilage repair matrix, and will cooperate in future pre-clinical studies.

Endovascular Sales

Over the last several years, Kensey Nash has devoted significant resources in creating a family of proprietary endovascular products to market in the U.S. and Europe. These products are focused in the emerging markets of embolic protection, thrombectomy, and CTOs. Our embolic protection systems are designed to prevent debris, often liberated during common interventional procedures such as stenting, from migrating farther into the coronary and neurovasculature anatomies, where it could be dangerous to the patient. Our thrombectomy and aspiration products are complementary products designed to remove thrombus (blood clots) from the patient during interventional procedures. Finally, our CTO (a complete vessel blockage common in both coronary and peripheral vessels) platform is based on a technology acquired from IntraLuminal Therapeutics, Inc. in May 2006 (See Note 6 (Acquisition of Assets of IntraLuminal Therapeutics, Inc.) to the Condensed Consolidated Financial Statements included herein), the Safe-Cross® System, which provides radiofrequency energy and optical guidance to help physicians treat total occlusions of the vasculature. All of these products are targeted primarily toward interventional cardiologists, but may also be used by interventional radiologists and vascular surgeons.

The following products are currently sold through our direct distribution structure consisting of dedicated sales forces in the U.S. and Germany, and distribution agreements covering other parts of the world including the United Kingdom, Ireland, Italy, Austria, Switzerland, the Netherlands, India, Greece, Scandinavia, Serbia, Montenegro, Bosnia, Hungary, Slovakia, Czech Republic, Ukraine, and Russia. We are dedicated to expanding our geographic focus and expect to have additional distribution agreements signed over the next 12 months.

Details of our endovascular platform are as follows:

TriActiv FX® Embolic Protection System

•	Second generation embolic protection system with enhanced ease of use attributes over the first generation TriActiv® System, which was originally launched in April 2005.

•	FDA clearance in July 2006 and CE Mark Approval in March 2005 for Saphenous Vein Graft (SVG) indication.

•	ASPIRE study, which enrolled over 100 patients, showed a low 3.2% Major Adverse Coronary Event (MACE) rate in SVG patients, the lowest MACE rate of any large study of SVG patients.

TriActiv® ProGuard™ Embolic Protection System

•	Third generation embolic protection system with Local Flush and Extraction (LFX) Catheter for use in branched anatomies such as carotids and native coronary arteries.

•	CE Mark approval for the SVG indication and subsequent launch July 2006.

•	CE Mark approval for Carotid indication.

•	50 patient Carotid Pilot Trial completed.

•

U.S. and European 300 to 400 patient Carotid Pivotal Trial (PROGUARD Trial) to support a 510(k) submission to the FDA commenced November 2006. While no clinical adverse events have occurred related to the TriActiv platform product recall, this trial has been put on hold until such time as replacement product is available.

ThromCat™ Thrombectomy Catheter System

•

Easy to use, powerful, fully disposable, thrombectomy catheter incorporating HeliFlex™ Technology, an internal helix which rotates at 95,000 rotations per minute to evacuate thrombus from the target vessel.

•	FDA clearance for synthetic graft and native fistula vessel indication. Initial market release commenced late September 2006.

•	CE mark approval for coronary and peripheral indications received October 2006. European launch initiated immediately thereafter.

•	Coronary study completed in Europe.

QuickCat™ Extraction Catheter

•	Simple, easy to use, aspiration catheter that removes thrombus in a syringe-based system.

•	FDA clearance and CE Mark approval for all arterial use.

•	Launched in April 2006 in the U.S. and August 2006 in Europe.

Safe-Cross® RF CTO System

•	Radio-Frequency powered guidewires that incorporate Optical Coherence Reflectometry technology to provide guidance for crossing CTOs.

•	FDA clearance for coronary and peripheral use.

•	Manufacturing validations are in process at the Exton, Pennsylvania facility, following acquisition of Safe-Cross technology in May 2006.

•	CE Mark approval will be sought following Kensey Nash validation of commercial product manufactured in Exton, Pennsylvania.

Sales of Endovascular Products totaled $3.0 million for the nine months ended March 31, 2007. Our Endovascular sales were negatively affected during the quarter ended March 2007, due to a reconfiguration of our sales force, which resulted in a high turnover of sales representatives and changes in territories. In addition, start-up production issues occurred which resulted in two product recalls. One of the recalls involved the ThromCat Thrombectomy Catheter System and the other involved the TriActiv Embolic Protection platforms (the TriActiv FX and the TriActiv ProGuard). The ThromCat issue, which had resulted in periods of limited product availability and affected 29 devices already placed in the field, was resolved by the end of February 2007. The TriActiv System issues arose late in the quarter and affected an estimated 225 units previously placed in the field. While we are making progress to resolve the issue, there can be no assurance of product availability at this time.

Due to our limited experience with direct sales and marketing of our endovascular products in the U.S., it is difficult to forecast expected sales beyond our current fiscal year with accuracy at this time.

Royalty Income

Our Company also derives a significant portion of our revenue and profitability from royalty income from proprietary products that the Company has developed or co-developed.

Angio-Seal Royalty Income. Our Company was the inventor and original developer of the Angio-Seal™ Vascular Closure Device (Angio-Seal), a device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical, Inc. has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal, pursuant to an agreement which provides for a 6% royalty to Kensey Nash on all end-user product sales. The Angio-Seal is currently the leading product in sales volume in the vascular closure device market, generating over $333 million in revenue for St. Jude Medical during our fiscal 2006. We anticipate sales of the Angio-Seal device to continue a modest growth pattern, based on forecasted continued procedure growth, St. Jude Medical’s continued

expansion in international markets, and its potential success marketing new generations of the product, such as the VIP Angio-Seal launched in March 2006. Royalty income received from St. Jude Medical was $15.4 million in our first nine months of fiscal 2007, compared to $14.5 million for the same period of fiscal 2006, a 6% increase.

Vitoss® Foam and Vitoss® Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss Foam, the first of which was launched in March 2004. We receive a fixed royalty on Orthovita’s end-user sales of Vitoss Foam products, which are targeted for use in the orthopaedic market. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology up to a total royalty to be received of $4.0 million, with $2.6 million remaining to be received as of March 31, 2007. We believe the unique technology associated with the Vitoss Foam products and the growing orthopaedic market will result in the Orthovita component of our royalty income becoming more significant over the remainder of the current fiscal year and beyond. Royalty income received from Orthovita was $2.7 million in our first nine months of fiscal 2007, compared to $2.1 million for the same period of fiscal 2006, a 26% increase.

The Company has other royalty generating relationships, none of which materially contributes to revenue at this time, but are expected to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

New Facility

In fiscal 2006, we successfully completed construction of and moved our operations to a new facility, which resulted in significant facility transition expenses including the acceleration of depreciation of certain abandoned leasehold improvement assets at its previous locations and moving charges. The impact of acceleration of depreciation charges was $4.7 million, during fiscal 2006, of which $454,000 and $3.8 million was recorded in the three and nine months ended March 31, 2006, respectively. We incurred moving costs totaling $543,000 in fiscal 2006, of which approximately $329,000 was recorded in the nine months ended March 31, 2006. The transition to the new facility is complete and no additional facility transition charges have been recorded in fiscal 2007.

Because these facility transition charges were a significant portion of our operating expenses in fiscal 2006 we have included the following table to show the amounts of facility transition charges included within each operating expense category of our financial statements for the three and nine months ended March 31, 2006:

	Facility Transition Charges
	Three months ended March 31, 2006	Nine months ended March 31, 2006
Cost of products sold	$268,014	$2,220,881
Research and Development	169,999	1,318,369
Sales and marketing	19,129	148,349
General and administrative	55,206	440,986

Total facility transition charges	$512,348	$4,128,585

Stock-Based Compensation

The following table summarizes total stock-based compensation expense and the impact of the adoption of SFAS 123(R) on the financial statements for the periods presented:

	Stock-Based Compensation
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Cost of products sold	$79,323	$46,409	$226,828	$125,884
Research and development	289,006	241,134	878,106	618,874
Sales and marketing	45,702	28,472	141,231	77,888
General and administrative	346,887	333,305	1,150,405	894,213

Total stock-based compensation expense	$760,918	$649,320	$2,396,570	$1,716,859

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

Royalty Revenue. Royalty revenue is recognized as the related product is sold. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. See Note 1 (Revenue Recognition) to the Condensed Consolidated Financial Statements included herein.

Accounting for Stock-Based Compensation. We use various forms of equity compensation, including stock options, nonvested stock grants, and cash-settled stock appreciation rights, as a major part of its compensation plans to retain and provide incentives to our top management team members and other employees.

•

We account for nonvested stock granted to non-employee members of our Board of Directors, executive officers and other management using the fair value method under SFAS 123(R). Fair value for nonvested stock grants is based upon the closing price of our Common Stock on the date of the grant.

•

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses weighted average assumptions. Expected volatilities are based on historical volatility of our Common Stock, and other factors. We use historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant.

•

Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R) which classifies these awards as liabilities. Accordingly, we record these awards as a component of other non-current liabilities on the balance sheet. For liability awards, the fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. The expected term of cash-settled stock appreciation rights has been determined in accordance with Question 6 of SEC Staff Accounting Bulletin Topic 14.0.2, “Expected Term” (SAB 107) until such time that historical exercise behavior can be established.

Revisions to any of our estimates or methodologies could cause a material impact to our financial statements.

Accounting for Investments in Debt and Equity Securities. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), we have classified our entire investment portfolio as available-for-sale marketable securities with secondary or resale markets and report the portfolio at fair value with unrealized gains and losses included in stockholders’ equity and realized gains and losses in other income. We currently have investment securities with fair values that are less than their amortized cost and therefore contain unrealized losses. We have evaluated these securities and have determined that the decline in value is not related to any company or industry specific event. We anticipate full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Revisions to our classification of these investments and/or a determination other than the anticipation of a full recovery of the amortized costs at maturity or sooner could result in our realizing gains and losses on these investments and therefore cause a material impact on our financial statements.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2007 and 2006

Total Revenues. Total revenues increased 21% to $19.0 million in the three months ended March 31, 2007 from $15.7 million in the three months ended March 31, 2006.

Total Net Sales. Net sales of products increased 27% to $12.6 million for the three months ended March 31, 2007 compared to net sales of $10.0 million for the three months ended March 31, 2006. We had a 19% increase in our Biomaterials Sales and a 413% increase in our Endovascular Sales.

Biomaterials Sales. Biomaterial Sales were $11.6 million in the period, a 19% increase compared to $9.8 million in the same period last year. Biomaterials Sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to an increase in orthopaedic sales compared to the same prior year period. The orthopaedic sales growth was primarily the result of sales to Orthovita, which increased $915,000, or 74%, from the prior year period, as well as $200,000 in payments from Biomet and $500,000 in product sales to a new customer.

Additionally, sales of Angio-Seal components to St. Jude Medical increased compared to the comparable prior year period. Sales to St. Jude Medical were $3.9 million in the quarter ended March 31, 2007 compared to $3.3 million in the same prior year quarter. Angio-Seal component sales increased 18% in the third quarter of 2007 over the same period in 2006 even though end-user sales of the Angio-Seal by St. Jude Medical increased only 7% over the same period in 2006. While collagen plug component sales increased only 3% sales of the anchor component increased 91% as we were asked to supplement St. Judes production at rates greater than the contracted 30%.

Endovascular Sales. Endovascular Sales were $1.0 million in the period, a 413% increase compared to sales of $204,000 in the same period of the prior fiscal year. Sales in the U.S. increased 476% to $750,000 from $130,000 primarily due to the introduction of the ThromCat and QuickCat devices earlier this fiscal year. Endovascular Sales outside the U.S. (O.U.S.) increased 303% year over year to $297,000 from $74,000 for the third quarter due to the current year introduction of the ThromCat, QuickCat and TriActiv ProGuard devices. Prior year O.U.S. sales consisted of the TriActiv FX device exclusively until March of 2006 when the TriActiv ProGuard became available for sale. As previously discussed, our sales were negatively affected during the quarter ended March 2007, due to a reconfiguration of our sales force, and start-up production issues that resulted in two product recalls. One of the recalls involved the ThromCat Thrombectomy Catheter System and the other involved the TriActiv Embolic Protection platforms (the TriActiv FX and the TriActiv ProGuard). The ThromCat issue was resolved by the end of February 2007. The TriActiv System issues arose late in the quarter. While we are making progress to resolve the issue, there can be no assurance of product availability at this time.

Royalty Income. Royalty income increased 10% to $6.3 million in the three months ended March 31, 2007 from $5.7 million in the three months ended March 31, 2006.

St. Jude Medical Angio-Seal royalty income increased 8% to $5.3 million during the three months ended March 31, 2007 compared to $4.9 million in the three months ended March 31, 2006. End-user sales of the Angio-Seal increased 7% in the third quarter of our fiscal 2007 over the same quarter a year earlier.

Orthovita royalty income increased 20% in the three months ended March 31, 2007 over the same period of the prior year. Total royalty income from Orthovita was approximately $935,000 for the third quarter of fiscal 2007 compared to $777,000 in the third quarter of fiscal 2006. End-user sales of our co-developed Vitoss® Foam products increased 23% in our third quarter of fiscal 2007 compared to the comparable prior year quarter.

Cost of Products Sold. Cost of products sold was $5.9 million for the three months ended March 31, 2007, a 29% increase from the $4.5 million reported in the three months ended March 31, 2006. The third quarter of fiscal 2006 included $268,000 of facility transition charges that reduced gross margin to 54% in that quarter. Gross margin was 54% in the three months ended March 31, 2007. While cost of products sold was negatively impacted in our third quarter of fiscal 2007 due to costs related to the recalls of certain endovascular products and production start up costs associated with new products in our endovascular business, increased production resulted in economies of scale, thereby improving our total gross margin. While start up endovascular production issues may continue to negatively impact gross margins, we believe that continuing higher volumes, process improvements and process automation will potentially offset these cost and lead to improvement in gross margin over the next several quarters.

Research and Development Expense. Research and development expense was $5.2 million for the three months ended March 31, 2007, compared to $4.6 million for the three months ended March 31, 2006. The increase in research and development expense was primarily due to increases in personnel expense of $158,000 and an increase of $451,000 in clinical trial expenses. The primary contributors to the increase in personnel expenses were equity compensation, salaries and benefits. Equity compensation increased by $48,000 while increases in salaries and benefits, primarily related to increased endovascular efforts, were $110,000. The increase in clinical trial expenses was due to the scope as well as the timing of the trials that took place in each period. In fiscal 2006, we had been enrolling in the ASPIRE Study, which led to FDA clearance of the TriActiv FX System. In the third quarter of fiscal 2007, we completed a European study for the ThromCat device in the native coronary anatomy which had commenced in September 2006 and we continued enrollment in our US and European PROGUARD Trial (Carotid Pivotal Trial for the TriActiv ProGuard device) in the carotid anatomy. These increases were offset by a decrease in research and development expenses related to $170,000 of facility transition charges in the third quarter of fiscal 2006, which did not recur in the current quarter.

Research and development expenses were 28% and 30% of total revenues for the three months ended March 31, 2007 and 2006, respectively. Excluding the facility transition charges, research and development expenses were 28% of total revenue for the three months ended March 31, 2006.

Sales and Marketing Expense. Sales and marketing expense was $2.8 million for the three months ended March 31, 2007, compared to $2.4 million for the three months ended March 31, 2006. This increase was due to a $226,000 increase in our U.S. sales and marketing expenses and a $206,000 increase in our European sales and marketing expenses. In the U.S., personnel and travel expenses for the sales and marketing departments increased by $257,000 in the third quarter of fiscal 2007 compared to the comparable prior year period. The increase related to the building of our endovascular direct sales force. There were 37 sales and marketing personnel in the U.S. as of March 31, 2007 compared to 33 sales and marketing employees as of March 31, 2006, a 12% increase. The increase in European sales and marketing expenses was primarily caused by a $116,000 increase in personnel and travel expenses, a $47,000 increase in office costs and other professional fees and a $39,000 increase in marketing and convention expenses, part of which relates to an increase in the average exchange rate (an increase of approximately 9%) in the third quarter fiscal 2007 as compared to the same period in fiscal 2006.

We anticipate sales and marketing expenses in both the U.S. and Europe will continue to increase throughout the remainder of fiscal 2007 due to the expected growth in endovascular sales.

General and Administrative Expense. General and administrative expenses include the costs of our finance, information technologies, human resource and business development departments. General and administrative expense decreased by $30,000 to $1.9 million for the three months ended March 31, 2007 compared to the comparable prior year period. The decrease directly related to $55,000 of facility transition charges in the third quarter of fiscal 2006, which did not recur in the current quarter. There was also a decrease in legal and accounting fees of $58,000 primarily related to tax consulting services and legal fees for contract review during the third quarter of fiscal 2006 that did not recur in the third quarter of fiscal 2007. These items were offset by an increase in personnel costs of $90,000, including stock-based compensation expense.

Net Interest Income. Interest income increased by 10% to $260,000 for the three months ended March 31, 2007 from $236,000 for the three months ended March 31, 2006. This increase was due to a 7% increase in our average cash and investment balance during the period ended March 31, 2007 over the comparable prior year period. Also adding to the increase were higher interest rates. Interest expense during the three months ended March 31, 2007 was $119,000 compared to $13,000 in the prior year. We have borrowed cash under a Secured Commercial Mortgage Agreement, which we have hedged by a fixed interest rate Swap of 6.44%, with a balance of $8.0 million as of March 31, 2007.

Other Income. Other non-operating income was $11,000 in the three months ended March 31, 2007 compared to $21,000 in the three months ended March 31, 2006. Other non-operating income for the three months ended March 31, 2007 and 2006 related primarily to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 16 (Opportunity Grant) to the Condensed Consolidated Financial Statements included herein). This income was offset in large part by a loss on exchange and a loss on disposal of fixed assets.

Comparison of Nine Months Ended March 31, 2007 and 2006

Total Revenues. Total revenues increased 25% to $52.5 million in the nine months ended March 31, 2007 from $42.0 million in the nine months ended March 31, 2006.

Total Net Sales. Net sales of products increased 35% to $34.4 million for the nine months ended March 31, 2007 compared to net sales of $25.4 million for the nine months ended March 31, 2006. We had a 27% increase in our Biomaterials Sales and a 299% increase in our Endovascular Sales.

Biomaterials Sales. Biomaterial Sales were $31.4 million in the period, a 27% increase compared to $24.7 million in the same period last year. Biomaterials Sales includes revenue recognized from products shipped, as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to an increase in sales of Angio-Seal components to St. Jude Medical compared to the same prior year period. Sales to St. Jude Medical were $14.1 million in the nine months ended March 31, 2007 compared to $9.8 million in the comparable prior year period. Angio-Seal component sales have increased 44% in the nine months ended March 31, 2007 over the same period in 2006 even though end-user sales of the Angio-Seal by St. Jude Medical increased 6% for the same period. As mentioned, this increase is the result of the timing of orders for the collagen plugs and a higher than expected increase in the anchor component.

Orthopaedic product sales increased 15% to $15.8 million in the nine months ended March 31, 2007 compared to $13.8 million in the comparable prior year period. The sales growth was primarily the result of sales to a few new customers, which increased to $2.3 million from $282,000 in the prior year period. Sales to Orthovita increased $1.1 million, or 49%, from the prior year period. Offsetting these increases was a $576,000 decrease in sales to Medtronic due to large launch quantities supplied in the third quarter of fiscal 2006as well as a decrease of $923,000 in sales to Arthrex Inc.

Endovascular Sales. Endovascular Sales were $3.0 million in the period, a 299% increase compared to sales of $747,000 in the same period of the prior fiscal year. Sales in the U.S. increased 341% to $2.3 million from $529,000 primarily due to the introduction of the ThromCat and QuickCat devices. Endovascular Sales outside the U.S. increased 198% year over year to $650,000 from $218,000 for the period due to the introduction of the ThromCat, QuickCat and ProGuard devices. Endovascular Sales outside the U.S. consisted exclusively of sales of the TriActiv FX device until March of 2006 when TriActiv ProGuard device became available for sale. As previously mentioned, our sales were negatively affected during the quarter ended March 2007, due to a reconfiguration of our sales force as well as start-up production issues which resulted in two product recalls. One of the recalls involved the ThromCat Thrombectomy Catheter System and the other involved the TriActiv Embolic Protection platforms (the TriActiv FX and the TriActiv ProGuard). The ThromCat issue was resolved by the end of February 2007. The TriActiv System issues arose late in the quarter. While we are making progress to resolve the issue, there can be no assurance of product availability at this time.

Royalty Income. Royalty income increased 9% to $18.1 million in the nine months ended March 31, 2007 from $16.6 million in the nine months ended March 31, 2006.

St. Jude Medical Angio-Seal royalty income increased 6% to $15.4 million during the nine months ended March 31, 2007 compared to $14.5 million in the nine months ended March 31, 2006. End-user sales of the Angio-Seal increased 6% in the nine months over the same period a year earlier.

Orthovita royalty income increased 26% in the nine months ended March 31, 2007 over the same period of the prior year. Total royalty income from Orthovita was approximately $2.7 million for the nine months ended March 31, 2007 compared to $2.1 million for the nine months ended March 31, 2006. End-user sales of our co-developed Vitoss® Foam products increased 29% in our first nine months of fiscal 2007 compared to the comparable prior year period.

Cost of Products Sold. Cost of products sold was $16.0 million for the nine months ended March 31, 2007, a $1.4 million increase from $14.6 million for the nine months ended March 31, 2006. Costs of products sold for the nine months ended March 31, 2006 included $2.2 million of facility transition charges which resulted in a significant decline in gross margin to 43% in that nine-month period. Gross margin in the nine months ended March 31, 2007 was 54%. While cost of products sold was negatively impacted in the nine months ended March 31, 2007 due to costs related to the recall of certain endovascular products as well as production start up costs associated with new products in our endovascular business, increased production resulted in economies of scale, thereby improving our total gross margin. As fiscal year 2007 continues, we believe that continuing higher volumes, process improvements and process automation will lead to further improvement of the cost of products sold as a percentage of sales.

Research and Development Expense. Research and development expense was $14.4 million for the nine months ended March 31, 2007, compared to $14.5 million for the nine months ended March 31, 2006. In the nine months ended March 31, 2006, we incurred $1.3 million of facility transition charges, which did not recur in the current period. Offsetting this decrease was an increase in personnel expense of $814,000, an increase in patent and regulatory fees of $210,000 and an increase of $180,000 in clinical trial expenses. In personnel expenses, equity compensation increased $257,000 while increases in salaries and benefits primarily related to increased endovascular efforts were $557,000. The increase in clinical trial expenses was due to the scope as well as the timing of the trials which took place in each period. In fiscal 2006, we had been enrolling in the ASPIRE Study which led to FDA clearance of the TriActiv FX System. In fiscal 2007, we commenced and completed a European study for the ThromCat device in the native coronary anatomy and initiated enrollment in our U.S. and European PROGUARD Trial (Carotid Pivotal Trial for the TriActiv ProGuard device) in the carotid anatomy.

Research and development expenses were 27% and 35% of total revenues for the nine months ended March 31, 2007 and 2006, respectively. Excluding the facility transition charges, research and development expenses were 31% of total revenue for the nine months ended March 31, 2006. We believe research and development expenditures will increase throughout the balance of the fiscal year, due primarily to the commencement of the PROGUARD Trial (Carotid Pivotal Trial for the TriActiv ProGuard device), as well as other product development initiatives.

Sales and Marketing Expense. Sales and marketing expense was $9.3 million for the nine months ended March 31, 2007, compared to $6.5 million for the nine months ended March 31, 2006. This increase was due to a $2.4 million increase in our U.S. sales and marketing expenses and a $398,000 increase in our European sales and marketing expenses. In the U.S., personnel and travel expenses for the sales and marketing departments increased $1.9 million in the nine months ended March 31, 2007 compared to the comparable prior year period. The increase related to the building of our endovascular direct sales force. There were 37 sales and marketing personnel in the U.S. as of March 31, 2007 compared to 33 sales and marketing employees as of March 31, 2006, a 12% increase. In addition, there was an increase of $514,000 in marketing expenses related to conventions, advertising expense and product launches. Finally, there was an increase of $130,000 in office and facility costs due to an increase in sales and marketing personnel and overhead associated with their employment. Partially, offsetting these increases was a decrease relating to $148,000 of facility transition charges in the nine months ended March 31, 2006, which did not recur in the current period. The increase in European sales and marketing expenses was primarily caused by a $202,000 increase in personnel and travel expenses, a $92,000 increase in office costs and other professional fees and a $76,000 increase in marketing and convention expenses, part of which relates to an increase in the average exchange rate (an increase of approximately 7%) in the nine months ended March 31, 2007 as compared to the same period in fiscal 2006.

We anticipate sales and marketing expenses in both the U.S. and Europe will continue to increase throughout the remainder of fiscal 2007 due to the expected growth in endovascular sales.

General and Administrative Expense. General and administrative expenses include the costs of our finance, information technologies, human resource and business development departments. General and administrative expense was $6.0 million for the nine months ended March 31, 2007, compared to $5.9 million for the nine months ended March 31, 2006. The slight increase was primarily a result of an increase in personnel costs of $564,000, including stock-based compensation expense, offset by $441,000 of facility transition charges in the nine months ended March 31, 2006, which did not recur in the current period.

Net Interest Income. Interest income decreased by 5% to $776,000 for the nine months ended March 31, 2007 from $818,000 for the nine months ended March 31, 2006. This was due to a 12% decrease in our average cash and investment balance during the nine month period ended March 31, 2007 over the comparable prior year period, although the decrease was offset in part by higher interest rates. The decrease in cash balances was due primarily to the funding of the construction of our new facility. Interest expense during the nine months ended March 31, 2007 was $305,000 compared to $18,000 in the prior year. We have borrowed cash under a variable rate Secured Commercial Mortgage Agreement, which we have hedged by a fixed interest rate of 6.44%, with a balance of $8.0 million as of March 31, 2007.

Other Income. Other non-operating income was $60,000 in the nine months ended March 31, 2007 compared to $64,000 in the nine months ended March 31, 2006. Other non-operating income for the nine months ended March 31, 2007 and 2006 related primarily to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 16 (Opportunity Grant) to the Condensed Consolidated Financial Statements included herein). This income was offset by a loss on exchange and a loss on disposal of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $32.4 million as of March 31, 2007, an increase of $5.3 million from our balance of $27.1 million at June 30, 2006, the end of our prior fiscal year. In addition, our working capital was $55.6 million as of March 31, 2007, an increase of $11.2 million from our working capital of $44.3 million at June 30, 2006.

Operating Activities

Net cash provided by our operating activities was $9.8 million in the nine months ended March 31, 2007. For the nine months ended March 31, 2007, we had net income of $5.4 million, a net effect of non-cash employee stock-based compensation and related tax events of $2.2 million, and non-cash depreciation and amortization of $5.1 million.

Cash used as a result of changes in asset and liability balances was $2.9 million. The decrease in cash related to the change in assets and liabilities was primarily due to an increase in inventory of $1.9 million, an increase in accounts receivable of $971,000 and an increase in prepaid expenses and other assets of $869,000. This was partially offset by a $637,000 decrease in accounts payable and a $450,000 decrease in other non-current liabilities. The increase in inventory primarily related to increased raw material, subassemblies and finished goods for our endovascular product lines.

Investing Activities

Cash used in investing activities was $11.9 million for the nine month period ended March 31, 2007. This was the result of net purchase and redemption activity within our investment portfolio and capital spending related to ongoing expansion of our manufacturing capabilities.

During the period, investments of $9.6 million matured or were called. We subsequently purchased new investments with $13.2 million of these proceeds and cash from operations, resulting in net use of cash from investing transactions of $3.6 million.

We have a $15.6 million capital spending plan for fiscal 2007 to continue to expand our research and development and manufacturing capabilities. Of this planned amount, we spent $8.2 million during the nine months ended March 31, 2007. We do not plan on spending the entire remaining balance of the approved capital spending plan and have revised our forecasted fourth quarter fiscal 2007 spending estimate to approximately $1.5 million to $3.0 million.

Financing Activities

Cash provided by financing activities was $3.8 million for the nine month period ended March 31, 2007. This was primarily the result of proceeds from the exercise of stock options and excess tax benefits from share-based payment arrangements. The exercise of stock options provided cash of $2.9 million and the gross effect of awards that generated tax savings from excess tax benefits provided $916,000 for the nine months ended March 31, 2007.

We plan to draw $27 million, the remaining funds available under the $35 million Mortgage, on or before the date of the Draw Period which concludes on November 25, 2007. The interest rate will be 6.44% as set by the interest rate swap agreement that hedges the Mortgage. See Note 9 (Debt) to the Condensed Consolidated Financial Statements included herein.

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

In addition to increased cash requirements for operations, we granted cash-settled SAR awards to eligible employees during the quarter ended September 30, 2006. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of our Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of our Common Stock on the date of grant. SARs are exercisable over a maximum term of five years from the date of grant and vest over a period of three years from the grant date. The first of these grants will vest during our quarter ended September 30, 2007. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the term of these grants.

While we believe our current cash and investment balances and future cash generated from operations will be sufficient to meet our operating, financing and capital requirements for at least the next 12 months, we also have the ability to draw down on the Secured Commercial Mortgage, a remaining $27 million or up to an aggregate maximum amount of $35 million. See Note 9 (Debt) to the Condensed Consolidated Financial Statements included herein. Although we believe our cash and investment balances will also be sufficient on a longer term basis, that will depend on numerous factors, including: market acceptance of our existing and future products; the successful commercialization of products in development; the costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

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

Presented below is a summary of our contractual obligations as of March 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($8 million)	$15,542,099	$621,867	$1,670,400	$1,670,400	$11,579,432
Remaining $27 million draw (3)	48,070,285	935,843	5,404,687	5,044,047	36,685,708

Subtotal Long-Term Debt Obligations	63,612,384	1,557,710	7,075,087	6,714,447	48,265,140
Purchase Obligations:
Contractual Commitments for Capital Expenditures (2)(3)	486,567	486,567	—	—	—

Total Contractual Obligations	$64,098,950	$2,044,277	$7,075,087	$6,714,447	$48,265,140

These obligations are related to our Secured Commercial Mortgage and agreements to purchase goods or services that are enforceable and legally binding.

(1)	The long-term debt obligations consist of principal and interest on our secured commercial mortgage, currently $8.0 million, plus the remaining $27 million available under the mortgage, which we intend to draw before November 25, 2007. See Note 9 (Debt) to the Condensed Consolidated Financial Statements included herein.
(2)	These obligations consist of open purchase orders for capital items primarily for the continued expansion of our research and development and manufacturing capabilities.

(3)	In accordance with Generally Accepted Accounting Principles in the United States (GAAP), these obligations are not recorded on our consolidated balance sheet.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, include but are not limited to the following:

•	our ability to successfully commercialize our endovascular products in the U.S. and European Union;

•	the completion of additional clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our endovascular products;

•	our ability to scale up the manufacturing of endovascular platform devices to accommodate the respective sales volume;

•	our reliance on three customers for a majority of our sales revenues;

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•	our dependence on our biomaterials customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community;

•	our dependence on key vendors and personnel;

•	the use of hazardous materials, which could expose us to future environmental liabilities;

•	the international market risks that can harm future international sales of our products;

•	our ability to expand our management systems and controls to support anticipated growth;

•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	risks related to future market acceptance of our endovascular or our partners’ biomaterials products or extinction of some or all of our products within a product family;

•	risks related to product recalls of and other manufacturing issues relating to our endovascular or our partners’ biomaterials products;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

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

Investment Portfolio

Our investment portfolio consists primarily of high quality municipal securities the majority of which have maturities ranging from less than one year to approximately three years. We also have three municipal variable-rate demand obligations that have maturities ranging from 17 to 32 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of March 31, 2007, our total portfolio consisted of approximately $25.8 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding our investments is located in Note 2 (Investments) to the Consolidated Financial Statements of the Company included herein.

Debt

On May 25, 2006, we entered into an agreement for a Mortgage with Citibank, N.A. The Mortgage provides us with the ability to take aggregate advances of up to $35 million. In order to manage the market risk from changes in interest rates we also entered into a $35 million aggregate ten-year fixed interest rate swap agreement. As of March 31, 2007, we had taken an $8.0 million advance under the Mortgage (See Note 9 (Debt) to the Condensed Consolidated Financial Statements of the Company included herein). Our objective and strategy for entering into the swap agreement was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

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

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 includes a detailed discussion of our risk factors and our Form 10-Q for both of the quarters ended September 31, 2006 and December 31, 2006 contain additional risk factors. A risk not previously presented in Item 1A Risk Factors of such Form 10-K and 10-Q’s is as follows:

We have had product recalls that have resulted in significant expense and may result in other futures expense or changes to product strategy.

We experienced start-up production issues which resulted in two product recalls, as disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These product recalls had a material adverse affect on our net sales and operating results in the third quarter of fiscal 2007. In addition to lost sales directly resulting from a recall until the recall issue is resolved and the direct expenses associated with such resolution, a recall may have other materially adverse, and potentially longer-term effects, including a negative impact on our reputation in the marketplace with respect to these and other of our products, changes to future product marketing plans, changes to clinical trial plans, discontinuation of the recalled products and loss of key individuals on the sales team.

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

KENSEY NASH CORPORATION

Date: May 10, 2007	By:	/s/ Wendy F. DiCicco, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)