Form 10-K
period 2007-06-30
KENSEY NASH CORP
filed 2007-09-13
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2007

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

Large accelerated filer  ☐                        Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of December 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $204,521,636, based on the closing price per share of Common Stock of $31.80 as of such date reported by the NASDAQ Global Select Market. Shares of the registrant’s Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of August 31, 2007 was 11,945,621.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, in connection with the registrant’s 2007 Annual Meeting of Stockholders scheduled to be held on December 5, 2007, are incorporated by reference into Part III of this report.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include include, among other things:

•	general economic and business conditions, both nationally and in our markets;

•	the impact of competition;

•	anticipated trends in our business;

•	existing and future regulations affecting our business;

•	strategic alliances and acquisition opportunities; and

•	other risk factors set forth under “Item 1A. Risk Factors” below.

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

OVERVIEW

Kensey Nash Corporation is a medical device company known for innovative product development and unique technology in the fields of resorbable biomaterials and endovascular devices, used in a wide variety of medical procedures. We provide an extensive range of products in multiple medical markets, primarily the endovascular and orthopaedic markets. Most of the products are based on our Company’s expertise in the design, development, manufacturing and processing of resorbable biomaterials. These products have primarily been commercialized through partnerships, in many cases with large medical device companies with extensive distribution capabilities. We are also commercializing a series of innovative endovascular products through our own direct sales forces in the U.S. and Germany and distributors in other countries.

Our Company is known as a pioneer in the field of arterial puncture closure, as the inventor and developer of the Angio-Seal™ Vascular Closure Device, which is exclusively licensed to St. Jude Medical, Inc. Today, the Angio-Seal device (which is manufactured, marketed and sold by our licensee, St. Jude Medical) is the leading arterial puncture closure product in the world with over nine million Angio-Seal units having been sold since its market introduction approximately eleven years ago. Kensey Nash manufactures key resorbable components for the Angio-Seal device and receives a 6% royalty on Angio-Seal end-user sales. In fiscal 2007, the Angio-Seal device generated approximately $350 million in revenue for St. Jude Medical that led to $17.4 million of component sales and $20.8 million of royalty income for our Company.

For approximately ten years, we have worked on establishing ourselves as a leader in designing, developing, manufacturing and processing proprietary resorbable biomaterials products for the Angio-Seal product line, and other applications primarily in the orthopaedic marketplace. Through this work, we have developed extensive expertise in tissue regeneration, drug and biologics delivery and large scale production of resorbable biomaterials products. In fiscal year 2007, our Company manufactured and sold over four million resorbable product units representing approximately 150 commercialized products to business partners and customers, many of whom are leaders in their market segments. We continue to grow our business by offering our proprietary biomaterials technologies, and our development and manufacturing expertise to a growing customer base interested in commercializing novel biomaterials-based products. We also focus on initiating our own technology development programs intended for distribution partnering, once feasibility is established. In addition, during the fourth quarter of our fiscal 2007, we completed an acquisition of assets that further expanded the number of orthopaedic biomaterials-based products that we manufacture.

Our Company is also focusing on commercializing a series of novel endovascular devices in the emerging market segments of thrombus (blood clot) management and chronic total occlusions (“CTO”) in both the U.S. and Europe. We have commercialized, though our own direct sales force, multiple catheter- and guidewire- based technologies used by interventional cardiologists, interventional radiologists, and vascular surgeons during certain types of interventional procedures. Currently, we are expanding our launches of both the ThromCat™ Thrombectomy System, a fully disposable catheter designed for removing blood clots, and the Safe-Cross® RF CTO System, a guidewire-based CTO crossing technology that incorporates important guidance technology and the power of radio frequency (“RF”) energy. We also offer the QuickCat™ Aspiration Catheter, an easy to use catheter designed for simple thrombus management. In July 2007, we announced our decision to conclude our efforts in the embolic protection market in order to focus on our thrombus management and chronic total occlusion platforms. See “Discontinuation of Embolic Protection Platform” that follows. We believe that our strategy to commercialize unique and clinically important products through our own distribution system will provide enhanced long-term growth opportunities for our Company.

Our Company was incorporated in 1984 as a Delaware corporation.

Discontinuation of Embolic Protection Platform

In July 2007, we announced that our Board of Directors had approved a management plan to cease all activities on our embolic protection platform. After a thorough review, the strategic decision was made to reduce costs and allow our Company’s sales forces to focus more on our thrombectomy and chronic total occlusion platforms. We also believe this action will allow for better resource allocation for both the endovascular and biomaterials businesses.

During fiscal 2007, we had allocated significant resources towards continuing the commercialization of our embolic protection platform, the TriActiv® System, as a primary offering in our endovascular platform of products. In July 2006, we launched a new version, the TriActiv FX® System, into the U.S. market, based on excellent clinical data achieved in the ASPIRE trial completed in fiscal 2006. We also launched a third generation product, the TriActiv® ProGuard™ in Europe. In November, our Company commenced the PROGUARD trial, a pivotal clinical trial studying the efficacy of the product in the carotid anatomy. As of the end of March 2007, however, sales and manufacturing of the product line were substantially halted due to a recall of an important component of the product. This event was pivotal, and caused us to more closely assess the financial resources being allocated to the product line.

We based our decision not to continue to commercialize our embolic protection platform on several factors. These included the cost of commercializing the TriActiv ProGuard in the U.S. carotid market, the time it would take the carotid market to develop, given the decision by the Centers for Medicare & Medicaid Services (“CMS”) to limit reimbursement coverage in the U.S. markets, the size of the saphenous vein graft market (the initial indication for the platform in the U.S.), which has not developed as expected, and the dominance of filter devices (as opposed to our balloon based devices) in this highly competitive market. In summary, we believe that the embolic protection market dynamics were negative and that the costs for us to participate in these markets were too high to warrant further investment.

Following the July announcement, all of our Company’s embolic protection activities ceased, including the PROGUARD clinical trial, product manufacturing, sales and marketing, and research and development activities. We expect these actions will result in significant cost savings within our endovascular business. We have and will incur $5.3 million of charges, which include severance costs, clinical trial and other contract cancellation costs and write-offs of certain embolic protection inventory and equipment. These charges are being presented within our results from continuing operations. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the impact of these charges on both fiscal 2007 and fiscal 2008.

The TriActiv System platform was designed to prevent debris from traveling downstream from the treatment site during stenting procedures. Embolic debris is closely associated with the adverse events of heart attacks and strokes in patients undergoing certain types of interventional procedures. Clinical results from the ASPIRE registry showed the Company’s new TriActiv FX System showed an extremely high rate of effectiveness of preventing Major Adverse Cardiac Events (“MACE”) in a saphenous vein graft population, and early results from our studies using the TriActiv ProGuard in the carotid anatomy showed similar excellent clinical efficacy. The clinical effectiveness of the device had been a primary driver of the investment that our Company had made in the platform over the last several years.

OUR BIOMATERIALS BUSINESS

Overview

We have developed significant proprietary technology and unique expertise in the field of resorbable biomaterials, a segment that has garnered increasing interest in recent years for a wide variety of medical applications. Working with our own proprietary collagen biomaterials and an extensive array of biomaterials sourced from third parties, we use our technology platforms to develop and manufacture novel implantable medical devices. These products and technologies are commercialized in the end-user market place through third-party customer relationships and co-development agreements.

Our technology platforms have application in devices used for:

•

Soft tissue and bone fixation. Fixation devices such as anchors, screws, pins and plates are often required in sports medicine procedures, for example, anterior cruciate ligament repairs and tendon repairs, and in trauma procedures which require the resetting of broken bones;

•

Repair and regeneration of bone and cartilage tissues. Bone grafting is required in a large number of procedures ranging from spinal fusion, to trauma, to dental procedures. Cartilage regeneration, if successful, could lead to deferment of major joint replacement surgeries;

•

Repair and regeneration of a wide variety of soft tissues. Soft tissue is found throughout the body in the form of tendons, ligaments and body wall tissues. Many surgical procedures, such as hernia repair and pelvic floor reconstructions involve the use of devices designed to repair or reinforce soft tissue; and

•	Delivery of drugs and growth factors. Local drug delivery at the site of treatment is possible from many types of biomaterial scaffolds.

Much of our resorbable biomaterials technology revolves around customized porous scaffolds that are well suited for these tissue engineering and drug delivery applications. We also have extensive experience with scale-up and large-scale production of bioresorbable products, and have built a facility and infrastructure that have been customized for the unique requirements of this business.

A major part of our biomaterials business is supplying component materials to St. Jude Medical for use in the Angio-Seal device, and developing new versions of those components as St. Jude Medical continues to evolve the product. We also manufacture a large number and wide variety of fixation devices used in sports medicine and orthopaedic trauma procedures. Our Company collaborates with many leading orthopaedic companies, and has co-developed a number of synthetic bone grafting materials in partnership with them. One of our most successful partnerships, to date, has been with Orthovita, Inc., a publicly traded biomaterials company that has a platform technology for regenerating bone. Our two companies have collaborated to create a series of new products, branded Vitoss® Foam and Vitoss® Pack, that have become one of the leading product lines in the bone graft market.

We offer a complete range of capabilities, including design, development, regulatory consulting, and full-scale manufacturing of finished medical devices, to our customers and partners.

Biomaterials—Market Overview

Biomaterials can be defined as materials that treat, augment, or replace tissue, organs or body functions. Our Company has specialized in resorbable biomaterials, meaning materials that meet the above definition, and that also go away over time and allow the body’s natural tissue to take their place. The first resorbable biomaterials implants used in medical applications were resorbable sutures, first introduced in human use over thirty years ago. In the late 1980s and early 1990s, our Company became an innovator in expanding the use of biomaterials to other types of medical applications with our development of the Angio-Seal device, a vascular closure system that incorporates three different resorbable materials as the basis for the product. Our experiences in developing and scaling-up the manufacturing of this product line, provided the basis for our biomaterials business today.

Medical device companies, focusing on a wide variety of market segments, are now taking advantage of advances in materials technology and a better understanding of the biological processes involved in tissue formation and healing to introduce resorbable biomaterials-based products. This trend has been observed in many medical markets, including orthopaedic, general, urological, cosmetic, and dental surgeries. Companies and surgeons are widely seeking new solutions to long-standing clinical problems. Resorbable biomaterials-based products have shown to be attractive solutions in these markets for a number of reasons. They:

•	allow for the regeneration and remodeling of natural tissue as the bioresorbable implant resorbs over time;

•	offer the ability to modify the rate of absorption of products to promote healing as the biomaterials-based products work with and assist the body’s natural healing response;

•	obviate the need for second surgeries, which are commonly needed to remove non-resorbable implants;

•	reduce the effect of imaging technologies seen with metallic implants, which is critical to the ability to visualize and assess healing; and

•

offer the potential for drug delivery specific to the clinical situation. The ability to provide staged and sustained release of drugs and biologics offers significant potential for growth in the use of absorbable biomaterials-based products.

Our Biomaterials Business Strategy

We intend to utilize our experience and expertise in biomaterials to continue to expand our business. Our strategy to accomplish this expansion is as follows:

•

Develop New Proprietary Biomaterials Products. We continue to leverage our technology and expertise in materials and processes to develop new proprietary biomaterials products. By working with corporate partners in some cases, and in other cases directly with surgeon clinicians, we can identify desirable attributes of new bioresorbable products and advance them towards commercialization.

•

Expand Our Biomaterials Customer Base. We intend to broaden the product lines sold to our current customer base, and to expand our number of customers by providing proprietary and technologically superior biomaterials products. We also intend to continue to invest in new manufacturing technology and processes to meet our customers’ requirements, support product launches and increase the demand for our biomaterials products. Additionally, we plan to expand our marketing efforts to identify new potential customers in existing and new markets.

•

Pursue Strategic Acquisitions and Alliances. We continually seek strategic acquisitions and alliances that add complementary technologies and expertise, broaden our intellectual property portfolio and strengthen our competitive position in our biomaterials business. We believe that our expertise in biomaterials allows us to identify and attract these opportunities.

Our Biomaterials Technology

The technological challenges involved in developing biomaterials-based products can be substantial. Having worked with these types of materials and processes for close to twenty years, our Company has built significant know-how and technology in the field.

•

Materials Technology. Many of the products we have developed incorporate our highly proprietary bovine collagen technology, which has an extensive safety profile and many unique properties making it suitable for multiple medical device applications. Our collagen can be fabricated in many forms, including powders, gels, pastes, sponges and other structural matrices. We often combine collagen with other materials, such as ceramics and hyaluronic acids to further create new properties and characteristics. Our ability to utilize multiple process variables, such as fiber structure, cross-linking (a process for strengthening the collagen material) and chemistry, additionally increases the number of product configurations and properties that we can offer.

We also have extensive experience with processing a wide range of resorbable synthetic polymers, including PLA, PGA, PLLA and many others. Controlling architecture and processing variation of such polymers is a strong area of expertise for our Company, and allows us to create unique properties and composite materials.

•

Processing Technology. Our Porous Tissue Matrix™ (“PTM”) processing technology allows us to create porous implants that support cell growth, tissue regeneration and the delivery of biologics, growth factors and drugs. The PTM technology allows us to create customized porous architectures, and in some applications, combine different materials in such a way that optimizes the desired tissue engineering and drug delivery outcomes. The resulting implants can be designed to facilitate wound healing in both bone and soft tissue and are bioabsorbable at controlled rates for specific functions and tissues. We have a series of products and development programs underway utilizing intellectual property related to our porous biodegradable regeneration matrices.

•

Drug Delivery Technology. Our biomaterials technology is particularly useful for the controlled release of drugs and other biologically active agents, such as growth factors. In these applications, the drug is deposited or incorporated into a biomaterials delivery matrix. As the matrix dissolves or is degraded by the body, the drug is gradually released. The use of a biomaterials matrix for drug delivery permits a locally targeted, low-dose release profile, improving the delivery of the drug.

•

Manufacturing/ Scale-up Know-How. Resorbable biomaterials-based products tend to be particularly challenging to consistently manufacture on a large scale. There are variations in materials and material properties that must be continually controlled and monitored. We have core competencies in anticipating such variables and controlling them during our manufacturing processes.

We believe the diversity of the applications and projects on which we have worked, the wide variety of materials that we have worked with and created, and the scale of commercialization experience we have, all contribute to a sustainable competitive advantage in the biomaterials-based products markets in which we compete.

Biomaterials Product Lines and Product Applications

We have consistently focused on supporting the growth of the Angio-Seal product line in the market place, and have also commercialized a broad array of products used primarily in orthopaedic markets. To a lesser extent, we have also commercialized biomaterials products for other market applications, such as diagnostic oncology, general surgery and dentistry. While we have chosen to concentrate much of our efforts on Angio-Seal components and orthopaedic-related products, to date, we believe that there are also significant opportunities for our technologies in other markets.

Angio-Seal Components. We manufacture two of the key absorbable components of the Angio-Seal device for St. Jude Medical -100% of their supply requirements for the collagen sponge and at least 30% of their requirements for the polymer anchors- under an Angio-Seal Component Supply Contract that expires in 2010. The collagen sponge and the polymer anchor components form the basis for the resorbable implant that acts to seal the hole left in an artery after a catheterization procedure and are critical to the functionality of the device. There are different component designs for different versions of the Angio-Seal device, and our Company has continued to work with St. Jude Medical as they continue to advance the product line.

Orthopaedic Products. Our Company has commercialized a wide variety of products in orthopaedic applications of biomaterials. Applications in the orthopaedic market for our biomaterials products include soft tissue and bone fixation, bone void fillers and scaffolds. In the future, we believe there will be application for our technologies in the regeneration of tendons, ligaments and cartilage, as well as other novel uses of materials in other orthopaedic procedures such as intervertebral disc repair.

•

Soft Tissue and Bone Fixation. Many of our biomaterials products are designed to replace metallic devices used in the fixation and repair of musculoskeletal tissues. Use of resorbable biomaterials eliminates the need for a second surgery, which is frequently necessary to remove non-resorbable metallic implants like bone screws, plates and pins, among other advantages. The primary application for our biomaterials in the sports medicine arena is soft tissue fixation. Soft tissue fixation includes the repair of tendons and ligaments in the knee, such as the anterior cruciate ligament, in the shoulder, such as the rotator cuff, and in the extremities. We manufacture products such as suture anchors, interference screws and reinforcement materials for all of these applications made from resorbable synthetic polymers and synthetic polymer/ceramic composites. We also manufacture pins, plates and screws of various designs for repair of the small bones of the extremities, for certain applications in the spine, and for other orthopaedic trauma applications.

•

Bone Void Fillers and Scaffolds. Synthetic bone void fillers are increasingly being used as alternatives to autograft (bone harvested from another area of the patient’s body) or allograft (bone harvested from cadavers). We have developed or co-developed several different bone void fillers, essentially synthetic bone graft substitutes, for use in various clinical applications. We have fabricated these products from collagen, collagen/ceramic composites, synthetic polymers or synthetic/ceramic composite biomaterials.

Our OrthoFill™ bone void filler product is our own proprietary bone void filler, designed with our proprietary collagen technology, and using our synthetic polymer PTM technology with ceramic. This design creates an architecture optimized for certain types of bone void filling applications. The OrthoFill bone void filler device utilizes a similar material composite as our proprietary tissue engineering implant designed to repair damaged articular cartilage in the knee or other articulating joints. We are continuing development of our cartilage repair matrix to repair articular cartilage defects. See “Long-Term Biomaterials Research Programs” below. Our Company entered into an exclusive distribution agreement with Biomet Sports Medicine for OrthoFill bone void filler, which Biomet has branded as OsseoFit™ Porous Tissue Matrix™.

Other Biomaterials Market Applications. While not a large part of our business to date, our Company does manufacture and sell a variety of biomaterials-based products designed for other market applications. These products include resorbable breast biopsy markers, dental barrier membranes, and wound care products, among other things. One of these products is our proprietary Epi-Guide® barrier membrane used in periodontal restorative procedures to prevent soft tissue cells from growing into space reserved for bone. The Epi-Guide product is distributed worldwide by Curasan, Inc.

Our Company is also establishing relationships with potential partners that are interested in our proprietary sheet soft tissue reinforcement and repair technologies, such as our BioBlanket™ Surgical Mesh fabricated of a proprietary collagen material.

Biomaterials Customer Relationships

We sell our biomaterials products to over 25 companies who sell them into the end user marketplace. Our largest biomaterials customers include St. Jude Medical, to whom we supply Angio-Seal components; Arthrex, Inc., to whom we supply a broad range of sports medicine and trauma products; and Orthovita, Inc., to whom we supply products for use in repair of the spine and orthopaedic trauma injuries. We also supply biomaterials products and development expertise to other orthopaedic companies including, Medtronic, Inc., Zimmer, Inc., Biomet Sports Medicine, Inc., and BioMimetic Therapeutics, Inc. In fiscal 2008, we plan to continue to expand relationships with companies targeting new markets, including general, pelvic and urological surgery.

Although a majority of our biomaterials sales are currently concentrated among a few strategic customers, the number has been expanding over the last several years. The relationship with these customers and partners is generally long-term and contractual in nature, with contracts specifying development and regulatory responsibilities, the specifications of the product to be supplied, and pricing. Our Company often works with customers and potential customers at very early stages of feasibility, and provides significant input in co-development types of programs. Once a product is approved for sale, we generally provide our customers fully packaged and sterilized products ready for their further distribution, or as in the case with Angio-Seal components, provide a bioresorbable product that is ready to be incorporated into a finished device. Our products often represent a key strategic source for these customers and partners. In many cases, our proprietary technology is incorporated in the product and can not be replicated by other companies.

Our largest customer during fiscal 2007 was St. Jude Medical, Inc. to whom we supply Angio-Seal components. During fiscal 2007, 42% of our Net Sales-Biomaterials and 55% of our Total Revenues, including Royalty Income, were derived from our relationship with St. Jude Medical.

Our second largest customer during the fiscal year was Arthrex, Inc., a privately held orthopaedics company, a company that focuses on sports medicine and trauma related products for the extremities. We provide a large number of soft tissue and bone fixation devices to them. During fiscal 2007, 27% of our Net Sales-Biomaterials and 16% of our Total Revenues were derived from our relationship with Arthrex.

Orthovita, Inc. has become a major customer in recent years. Since 2003, we have partnered with them to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss® Foam and Vitoss® Pack, the first of which was launched in March 2004. Under our agreement with Orthovita, we manufacture the products and they market and sell the products worldwide. Multiple versions of these co-developed products have been launched since March 2004. During fiscal 2007, 13% of our Net Sales-Biomaterials and 13% of our Total Revenues, including Royalty Income, were derived from our relationship with Orthovita.

Medtronic, Inc., Zimmer, Inc., and Biomet Sports Medicine Inc., are newer partners/customers that are in the early stages of launching their respective product lines. We believe these relationships and product lines will continue to develop and grow over the next several years. We have not yet commercialized our products with BioMimetic Therapeutics, Inc.

Business development activities for our biomaterials business are primarily conducted by our senior management team. Technology and product evaluations and the related business agreements can take long periods of time to complete. Our marketing efforts are focused on the partnering of our technology and expertise to new potential customers, as well as seeking sales and marketing organizations for those specific products that we have developed.

Acquisition of MacroPore

In the fourth quarter of fiscal 2007, we acquired certain assets of the assets of the MacroPore Biosurgery spinal and orthopaedic business unit of Cytori Therapeutics, Inc. for $3.2 million in cash. Since 1996, MacroPore Biosurgery had been a leading developer of bioresorbable products targeted in spinal, craniofacial, and orthopaedic surgery applications. The commercialized products acquired in the transaction include a bioresorbable graft containment system and other spinal and orthopaedic devices.

The acquired business unit encompasses the manufacturing of six bioresorbable product lines, which are sold to a leading orthopaedic device company for worldwide distribution. The assets of the business unit included manufacturing equipment, intellectual property and inventory. We are in the process of transitioning the manufacturing of the product lines to our Exton, Pennsylvania facility.

Long-Term Biomaterials Research Programs

While in the near future a significant portion of our biomaterials business will come from customer relationships in which we work with companies to commercialize near-term biomaterials product concepts, we have also been advancing development programs that are longer term in nature and are based on our proprietary technology in the following areas:

•

Articular Cartilage Regeneration Matrix. We are developing a cartilage repair device designed to repair focal defects of articular cartilage in joints. The design has a collagen-based cartilage region and a ceramic/polymer subcondral bone region based on our PTM technology. These compartmentalized architectures are designed to allow for the regeneration of both the cartilage and bone elements of the defects and their interface. This research culminated in the performance of three large pre-clinical studies. Biomet Sports Medicine has the opportunity to collaborate with us to advance the research and development of our cartilage repair matrix, and participate in future pre-clinical and clinical studies.

•

Annulus Repair Closure Device and Delivery System. We are co-developing a unique technology to allow surgeons to repair the outer ring portion of the disc in the spine, referred to as the annulus. This technology could be utilized to facilitate repair of the defect created in the treatment of herniated discs and of the defect that is created in many of the newer nucleus replacement technologies currently being developed. During fiscal 2007, we continued to perform several pre-clinical evaluations in conjunction with a partner with whom we have entered into a joint development agreement.

•

Porous Resorbable Interbody Spacer. We are developing a resorbable interbody spacer of adequate strength for cervical fusion applications. The concept incorporates our PTM technology, which will allow for a porous structure resulting in less polymer, a smoother degradation of the implant and incorporation of various growth factors. This development program will continue with further pre-clinical activities planned in fiscal 2008.

For most of these major product programs, our Company does not plan to commercialize the technology on our own; instead, we intend to enter into licensing and distribution agreements that may include milestone payments, development funding, royalty payments and manufacturing revenue. Kensey Nash will also, from time to time, seek grant revenue to support on-going research.

In the past, we had undertaken some development work, using our PTM technology, to create a synthetic vascular graft and also to create a matrix suitable for the sustained or controlled release of chemotherapeutic drugs for the treatment of breast cancer. While these programs generated interesting and promising progress, they both are on hold pending interest from a third party.

OUR ENDOVASCULAR BUSINESS

Overview

Over the last several years, we have devoted significant resources to creating a family of proprietary endovascular products to market in the U.S. and Europe. These products are focused in the emerging markets of thrombectomy and chronic total occlusions (“CTOs”). Our thrombectomy and aspiration products are complementary products designed to remove thrombus (blood clots) from the patient during interventional procedures. Our CTO (a complete vessel blockage common in both coronary and peripheral vessels) platform is based on technology acquired from IntraLuminal Therapeutics, Inc. (“ILT”) in May 2006. The Safe-Cross® System, acquired from ILT, uses radio frequency energy and sophisticated optical guidance to help physicians treat these difficult total occlusions of the vasculature. All of these products are sold to interventional cardiologists, but may also be used by interventional radiologists and vascular surgeons.

An overview of our products is as follows:

ThromCat™ Thrombectomy Catheter System

•

Easy to use, powerful, fully disposable, thrombectomy catheter incorporating HeliFlex™ Technology, an internal helix which rotates at approximately 95,000 rotations per minute to evacuate thrombus from the target vessel.

•	FDA cleared for synthetic graft and native fistula vessel indication. Initial market release commenced late September 2006.

•	CE Mark approved for coronary and peripheral indications received October 2006. European launch initiated immediately thereafter.

•	Coronary study completed in Europe with favorable results.

QuickCat™ Extraction Catheter

•	Simple, easy to use, aspiration catheter that removes thrombus in a syringe-based system.

•	FDA cleared and CE Mark approved for all arterial indications.

•	Launched in April 2006 in the U.S. and in August 2006 in Europe.

Safe-Cross® RF CTO System

•	Radio frequency powered guidewires that incorporate Optical Coherence Reflectometry technology to provide guidance for crossing CTOs.

•	FDA cleared for both coronary and peripheral indications.

•	Transition of manufacturing to Exton, Pennsylvania facility complete, following acquisition of Safe-Cross technology in May 2006.

•	Re-launch of product taking place in the U.S.

•	CE Mark approval process pending.

Our Endovascular Strategy

We intend to utilize our unique endovascular product platforms as a foundation for expanding our business. We believe our investments in manufacturing, research and development, and sales and marketing towards commercializing our proprietary endovascular products have positioned our Company for enhanced revenue and earnings growth opportunities. We further believe that the endovascular markets in which we are participating have favorable demographics in expanding markets, making them attractive ones in which to participate with new technologies. Our strategy to accomplish this business expansion is as follows:

•

Commercialize easy to use, clinically important products in emerging market sectors. Our Company has chosen to focus on the emerging market segments of thrombus removal and CTO treatment therapy. While thrombus removal has been established as a treatment modality in coronary and dialysis markets, we believe there are significant opportunities for improved products that combine ease of use and effectiveness. Longer-term, there could be opportunities for these therapies in a wide variety of anatomies and conditions, including the treatment of deep vein thrombosis. Similarly in the CTO market segment, interventional technologies have not been widely adopted because very few products have shown effectiveness. We believe the Safe-Cross System, based on a guidewire platform, with built in guidance provides an easy-to-use technology that will be beneficial in solving the clinically important problem of CTO treatment.

•

Use a direct sales force model in the U.S. We believe, at this time, our direct sales model in the U.S. could provide greater revenue and profit potential for our Company over a long period of time compared to licensing, partnering or the sale of these technology platforms. We intend to continue to expand our sales force, and our clinical specialist team, to enhance our ability to market and sell our products to interventional cardiologists, interventional radiologists, and vascular surgeons.

•

Pursue international markets through a mixed model of direct sales and distributors. The international market potential for our endovascular products is large. In Europe and in other international markets, for example, few mechanical thrombectomy devices have been broadly commercialized. Our strategy of having a small direct team in Germany enhances our ability to reach these international markets, and also assists us in conducting clinical studies abroad, a major part of our commercialization strategy to date. In fiscal 2007, we signed multiple new distribution agreements enhancing our geographic reach, particularly in Eastern Europe. In fiscal 2008, we intend to continue to expand our international distributor base.

•

Enhance our product platforms. We intend to continue to develop our products to enhance ease of use, improve effectiveness, and broaden the utility of the platforms. We also believe we can develop additional proprietary products that will complement and drive the usage of our existing products.

•

Evaluate strategic opportunities. We continually evaluate strategic opportunities to add complementary products, technologies, and intellectual property, and may pursue selective additions that would enhance our product portfolio. We may at any time evaluate other distribution methods for our products to enhance our revenue and profit opportunities.

Due at least in part to their recent commercial introductions, our endovascular products have limited product and brand recognition, and limited usage to date. We do not know if these products will be successful over the long-term, or if they will be adopted by the physician community at rates that in turn generate enough revenue for us to sustain our investment in this business. See Item 1A—Risk Factors—”Our endovascular products were recently introduced in the United States. If any or all of these products fail to gain market acceptance our business may suffer” for further information.

Thrombus Removal Product Platform

Thrombus Removal—Market Overview

Thrombus removal products are designed to remove thrombus (blood clots), either fresh or mature, from various vessels of the anatomy. Although historically, thrombolytics (drug treatments to thin the clots), angioplasty and stenting have all been used to treat thrombus, mechanical thrombectomy devices and aspiration catheters are often useful to create rapid reperfusion (renewed blood flow) in occluded vessels, and to help to visualize the underlying lesion that needs to be treated. In the dialysis market, arteriovenous grafts, (AV grafts) used for vessel access, frequently develop clots that must be cleared on a regular basis.

Mechanical thrombectomy devices use mechanical means to remove thrombus from a vessel, and may be suitable for situations where the clot burden is larger, more mature, or difficult. Aspiration catheters, using simple vacuum syringes to quickly and simply remove fresh thrombus, are not as powerful. They are suitable for situations where a physician knows the thrombus was recently formed, and requires a quick and easy device to improve flow.

The ThromCat™ Thrombectomy Catheter System

The ThromCat System is designed to remove more organized thrombus or blood clots from a patient, with an initial indication, in the U.S., for mechanical removal of thrombus in synthetic hemodialysis access grafts and native fistulae. The ThromCat device is a fully disposable system that incorporates HeliFlexTM technology to flush, macerate, and extract thrombus. An internal rotating helix creates a powerful vacuum to draw thrombus into the catheter and then macerate it, while simultaneously flushing the vessel to aid in the thrombus removal. The device is designed to be atraumatic, with no vessel wall contact of any moving parts. The device has both coronary and peripheral approval in Europe.

During fiscal 2007, we completed a study of the device in 61 coronary patients in Germany. Hospital discharge results demonstrated over 90% device success, patient safety, and desired device performance, with approximately 70% thrombus removal by volume. The results of the study also showed improvements to TIMI (Thrombolysis in Myocardial Infraction) flow measurements, and myocardial blush scores, based on the use of the ThromCat System, with only 1.6% of the patients needing temporary pacing. Over half of the patients enrolled had presented with an acute myocardial infarction (MI or heart attack).

These results are promising and will be used as the basis, in part, for seeking a coronary indication in the U.S. Our Company also plans to expand the technology platform, so that it has broader utility in peripheral and venous markets.

The QuickCat™ Extraction Catheter

The QuickCat Catheter is an aspiration catheter for the removal of fresh soft emboli and thrombi from vessels in the arterial system. It has both FDA clearance and CE Mark approval. The device is an easy to use, fully disposable aspiration system that rapidly removes thrombus from the body. While there are several competitive devices of similar design, we believe that the QuickCat device has advantages in deliverability and thrombus removal performance, based on internal test results.

Chronic Total Occlusion Platform

Chronic Total Occlusions—Market Overview

CTOs are sometimes referred to by thought leaders as the “last frontier” of interventional cardiology. By most definitions, CTOs are complete blockages of a vessel that have been present for at least one month and are extremely difficult to cross with conventional guidewire techniques and, therefore, are difficult to treat and open. It is estimated that as many as one third of the people diagnosed with coronary artery disease have at least one CTO, and the presence of CTOs is even more common with people who have peripheral vascular disease, which is estimated to occur in up to 50% of such patients. The most common failure mode for treatment of CTOs is simply the inability to successfully pass a guidewire across the lesion into the true lumen of the distal vessel.

In general, physicians have advanced methodologies treating patients with CTOs using regular guidewires, but these cases still represent some of the most challenging ones attempted. Success rates in crossing CTOs have generally been increasing over time with better wires and techniques, but still vary from 50 to 90%. With varying success rates and lengthy procedures, the CTOs are usually either ignored, or patients are sent to surgery. Recanalization, or opening, of a CTO is attempted in only 8 to 15% of patients undergoing coronary interventions despite the higher CTO prevalence estimated at 30%.

It has been shown that if CTOs can be opened, the survival rates and quality of life for the patient may be significantly enhanced. In one group of 1,458 patients with CTOs, successful recanalization of the coronary vessel was associated with increased survival and a reduced need for more invasive surgical procedures over a seven-year follow-up period. In a separate study, CTO success was also associated with a 56% relative reduction in late mortality. These compelling statistics are the basis for an increasing interest by interventional physicians in attempting to treat CTOs, despite the challenges presented.

The Safe-Cross® RF CTO System

The Safe-Cross System combines optical guidance and radio frequency (“RF”) energy in a guidewire system to help physicians penetrate a CTO that might otherwise be untreatable. The System is designed to safely cross CTOs using Optical Coherence Reflectometry (“OCR”) technology as guidance and RF as an energy source to penetrate the difficult lesions. The Safe-Cross System is the only commercialized product that combines forward guidance with a crossing mechanism in a familiar guidewire configuration. The System is designed to give the interventionalist real-time feedback as to the proximity of the crossing wire to the arterial wall plus the capability to use RF power on the tip of the wire to assist in penetrating hardened material within the artery, thus facilitating safe and successful passage and placement of therapeutic devices for recanalization in native coronary and peripheral arteries.

In May 2006, we acquired certain assets of ILT for $8 million in cash. ILT’s lead product, the Safe-Cross® System, had received FDA clearance in 2004 in the U.S to treat both coronary and peripheral vessels and had also received CE Mark Approval for the same indications. ILT had been selling the Safe-Cross System in the U.S. and Europe until they substantially ceased operations in early 2006. As part of the transition of ownership, we are planning to re-apply for CE mark approval, now that the manufacturing transition is complete.

We had previously identified the CTO market as an area of high strategic interest and we plan to invest in certain internally developed product concepts to improve upon the acquired technology. We believe the acquisition of the ILT assets was instrumental in gaining a foothold in the growing CTO market and that the product line offers cross-selling opportunities with our other endovascular products now being sold via our direct endovascular sales force.

We plan to enhance the design and ease-of-use features of the Safe-Cross System with the objective of improving device success rates in the treatment of CTOs.

THE ANGIO-SEAL™ VASCULAR CLOSURE DEVICE

Overview

We pioneered the concept of vascular closure, having filed our first patent in 1987 for what today is the Angio-Seal device marketed by St. Jude Medical. The Angio-Seal device is a biomaterials-based product, which acts to close and seal femoral artery punctures made during diagnostic and therapeutic cardiovascular catheterizations. The device utilizes resorbable components to form a sandwich closure concept at the arterial puncture site to provide hemostasis (stoppage of bleeding) and speed the post-procedure recovery process.

The Angio-Seal device has been shown to have several advantages over traditional manual or mechanical compression procedures, including reduced time to ambulation and hemostasis, reduced staffing and hospital time, possible reduction in procedure costs, increased patient comfort, greater flexibility in post-procedure blood thinning therapy and increased blood flow to the leg.

As measured by total revenue and number of procedures performed, the Angio-Seal device is the leading product in the worldwide vascular puncture closure market. The Angio-Seal device has been sold in Europe since 1995, in the U.S. since 1996 and was launched in Japan in late 2003. There have been over nine million Angio-Seal devices sold since its commercialization, making it one of the most successful resorbable biomaterials-based medical products ever introduced. The Angio-Seal generated over $350 million in revenue for St. Jude Medical during our fiscal 2007.

Vascular Puncture Closure Market Overview

The vascular puncture closure market consists of products developed for the purpose of closing and sealing of femoral artery punctures made during cardiovascular catheterizations. Recent estimates suggest that the current worldwide market for vascular closure technology exceeds $500 million in sales annually, with much of the growth in recent years coming from the revenue growth of the Angio-Seal device in both U.S. and international markets.

Current treatment options include manual pressure and device based therapy. Existing device-based treatment options consist of biomaterial-based devices, suture, clip, and staple-based devices. There are also many topical patch devices, which require adjunct manual pressure, and are used mostly for diagnostic catheterizations.

Angio-Seal License and Component Supply Agreement, St. Jude Medical

The Angio-Seal technology is licensed to St. Jude Medical, which manufactures, markets and sells the Angio-Seal device worldwide. Under our license agreements, St. Jude Medical has exclusive rights to manufacture, market and distribute the patented Angio-Seal device for hemostatic puncture closure for cardiovascular use worldwide. We retain the rights to use this technology for other applications. We earn a 6% royalty on Angio-Seal net sales by St. Jude Medical. The term of the license agreements extends to the expiration of the last expiring licensed patent covering the Angio-Seal technology.

In June 2005, we entered into an Angio-Seal Component Supply Agreement with St. Jude Medical that expires in December 2010. Under this agreement, we are the exclusive supplier of the collagen plug component of the Angio-Seal device, as well as a partial supplier of the anchor component.

St. Jude Medical may terminate the license agreements at any time, for any reason, upon 12 months notice. Upon termination, all rights, including sales, marketing, manufacturing and distribution rights would become our exclusive rights. The Angio-Seal trademark would be retained by St. Jude Medical. We do not believe St. Jude Medical intends to terminate the license, as the Angio-Seal represents a profitable business generating $350 million in annual sales for them.

OTHER INFORMATION CONCERNING OUR BUSINESSES

Patents and Proprietary Rights

Our intellectual property covers many fields and many areas of technology including vascular puncture closure, blood vessel location, arterial revascularization, embolic protection systems, drug/biologics delivery, bone repair/regeneration, wound care, periodontics, angiogenesis products and surgical instruments. We protect our technology by, among other things, filing patent applications for the patentable technologies that we consider material to our business. Our first U.S. patent for arterial revascularization was issued in 1986, and our first U.S. patent for sealing vascular punctures in 1988. As of June 30, 2007, we held 156 United States patents and 160 foreign national patents and had various United States patents and foreign national patent applications pending.

We also rely heavily on trade secrets and unpatented proprietary know-how that we seek to protect through non-disclosure agreements with individuals, corporations, institutions and other entities exposed to proprietary information. As a condition of employment, we require that all full-time and part-time employees enter into an invention assignment and non-disclosure agreement. Additionally, non-compete agreements are utilized for certain employees who are exposed to our most sensitive trade secrets.

We have licensed our United States and foreign patents covering the Angio-Seal device to St. Jude Medical, and the license includes improvements for the device. The license agreements with St. Jude Medical are exclusive and worldwide, with rights to make, use and sell the Angio-Seal device, but are limited to the cardiovascular field of use.

We intend to continue to aggressively protect new manufacturing processes, biomaterials products and technologies and medical products and devices that we have invented or developed. We further intend to broaden the scope of our intellectual property and consider our core technologies to be critical to our future product development.

Manufacturing

We have developed unique manufacturing and processing capabilities for resorbable biomaterials. We have our own capabilities in tool-and-die making, injection molding, extrusion, compounding, machining, model making and laser welding, which allow us to manufacture and engineer our developmental products on site. For our collagen products, we have developed, and continue to expand, a closed-herd sourcing infrastructure, which is helpful in allowing our collagen-based products to be sold more broadly worldwide. Closed-herd sourcing of bovine materials provides an additional level of risk management which is recognized by many regulatory entities worldwide as an important means of documenting the safety of the animal-derived materials. Our methods and processes have allowed us to maintain EDQM (European Directorate and Quality of Medicine) certification, which documents the safety of our collagen products. We believe our biomaterials manufacturing capabilities and raw material sourcing infrastructure provide a competitive advantage for our Company.

In addition, we have established manufacturing processes and capabilities for our endovascular products. These products are being manufactured in large quantities for the first time, and have presented challenges for our Company. During fiscal 2007, we needed to perform multiple recalls related to our embolic protection platform, which we have since discontinued, and to our ThromCat device which has since been relaunched to the market. Also during fiscal 2007, we transitioned the manufacturing of the Safe-Cross System to our facility in Exton, Pennsylvania. These endovascular products are highly sophisticated products, which can be challenging to manufacture in the early stages of scale-up.

We purchase most raw materials, parts and peripheral components used in our products. Although many of these supplies are off-the-shelf items readily available from several supply sources, others are custom-made to meet our specifications. We maintain safety stock levels of these custom materials to prevent any product downtime in the case of supply interruption. In addition, we believe that, in most of these cases, alternative sources of supply for custom-made materials are available or could be developed within a reasonable period of time. The exception to this is our raw material sourcing for collagen, which would be extremely time consuming and costly to duplicate.

We have an in-house quality assurance department that sets standards, monitors production, creates and reviews operating procedures and protocols and performs in process and final testing of sample devices and products manufactured by or for us.

Facility

In fiscal 2006, we successfully transitioned our operations to a newly constructed 202,500 square foot facility in Exton, Pennsylvania. The consolidation of all operations, from four separate leased locations into one headquarters building, maximizes efficiencies and facilitates our future growth. Construction of the company-owned facility commenced in August 2004, and was financed with cash on hand and from continuing operations. In conjunction with the move to our new headquarters, we abandoned leasehold improvements from our previous facilities, which resulted in significant non-cash charges to operations in our fiscal 2006. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and Notes to the Financial Statements included in this Form 10-K for further information.

Our new headquarters facility has been optimized for our Company’s unique businesses, and is equipped with state-of-the-art equipment for developing and manufacturing biomaterials-based products. We hold ISO 13485:2003 and CMDCAS certification. Certification is based on adherence to established standards of design, service, quality assurance and manufacturing process control. Our manufacturing facility is subject to regulatory requirements and periodic inspection by regulatory authorities.

Research and Development

Our research and development and regulatory and clinical staff consisted of 84 individuals as of August 31, 2007. Our research and development efforts are focused on the continued development of our endovascular platform and our biomaterials capabilities. We incurred total research and development expenses of $20.3 million, $19.0 million and $15.1 million in fiscal 2007, 2006 and 2005, respectively, which included significant charges related to the discontinuance of the Embolic Protection Platform and the transition to our new facility. See Item 7—“Management’s Discussion and Analysis” below and Notes to the Financial Statements for further information.

In addition to the resources dedicated to the product development process, we have an internal regulatory affairs and clinical management staff responsible for managing our clinical trials and obtaining regulatory approvals for our products. Our regulatory department also works closely with several of our customers to obtain regulatory approvals for their products in the U.S., the European Union and several other countries.

Sales and Marketing

In the U.S. we have a direct sales and marketing team to market and sell the products within our endovascular platform. As of August 31, 2007, we had 40 individuals on the U.S. sales and marketing team, including a six-person marketing team, five members of the sales management team, three members of our customer service team and a total of 26 sales representatives and clinical specialists throughout the U.S.

Our U.S. sales force experienced substantial turnover during fiscal 2007. Early in the fiscal year, we hired a Vice President of Sales and Marketing, who has focused on reorganizing and realigning territories, and upgrading the sales force. These actions accounted for much of the turnover during the fiscal year.

Our international distribution structure for our endovascular products consists of a small, dedicated sales force in Germany, and 12 distribution agreements covering most of Europe and Eastern Europe, 15 countries from the former USSR, and India. We are dedicated to expanding our geographic focus and expect to have additional distribution agreements signed over the next 12 months. At August 31, 2007, we had nine individuals in our European sales and marketing team, which includes sales people and clinical specialists.

Competition

The markets for our current and proposed products are fragmented, intensely competitive, subject to rapid change and sensitive to new product introductions and enhancements. We expect that the competitive environment for our products will become more intense as additional companies enter our markets and as new techniques and technologies are adopted. Our biomaterials and medical devices compete directly and indirectly for customers with a range of products and technologies produced by a wide variety of companies, as well as other processes and procedures that do not require the use of our products or those of our competitors. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in these markets, greater name recognition, larger customer bases and greater financial, technical and marketing resources. Generally, we believe that the principal competitive factors for our products include the following:

•	the ability to obtain regulatory approvals;

•	safety and effectiveness;

•	performance and quality;

•	ease of use;

•	marketing;

•	distribution;

•	pricing;

•	cost effectiveness;

•	customer service;

•	improvements to existing technologies;

•	reimbursement; and

•	compliance with regulations.

Our biomaterials products compete with the products of many of the larger companies in the industry. These products tend to be made by large companies, others by small companies under OEM relationships and still others by start-up, new technology groups. We are not aware of competitors in the resorbable biomaterials medical device field that have the breadth of capabilities and size that we have and that also make their technologies available to other companies. In many cases, our biomaterials-based products are new concepts in the marketplace, and therefore the competitive landscape is still developing.

The Angio-Seal device competes primarily with products sold by Abbott Laboratories, Inc. and Medtronic, Inc. There are also a few other smaller competitors, some of whom recently gained approval for their devices such as AccessClosure, Inc. In addition, Cordis Corporation, a division of Johnson & Johnson, Inc. plans to introduce a new competitive product in the near future. The mechanisms of action and designs of these products vary significantly and the products compete primarily on ease of use and clinical effectiveness. While we consider the use of an Angio-Seal device to be a preferred method of post-procedure care, the majority of diagnostic and interventional procedures still rely on manual compression for post-procedural care, which represents the primary competition for the Angio-Seal device.

Our competitors for our endovascular products include Johnson & Johnson, Inc., Medtronic, Inc., Abbott Laboratories, Inc., Vascular Solutions, Inc., Boston Scientific Corporation, EV3, Inc., Possis, Inc., and Spectranetics, Inc., among others. Many of these companies have significantly larger sales forces and infrastructures dedicated to endovascular products than we have, which can make the competitive environment difficult. Our Company attempts to compete based on the uniqueness of our products in the marketplace designed to meet important clinical needs for our customers.

Government Regulation

Medical devices are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”) and by foreign governments. The FDA regulates the clinical testing, design, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, seizure of products, total or partial suspension of production, failure to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to recall or request repair, replacement or refund of the cost of any device we manufacture or distribute.

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

Generally, regulatory activities for our biomaterials products are the responsibility of our customers, who are responsible for seeking FDA and other government approvals to market the products. For many of our customers, our Company provides significant regulatory support, which includes the ongoing development and maintenance of Master Files with the FDA. Master Files contain important information relating to the specifications, manufacturing, biochemical characterization, biocompatibility and viral safety of our biomaterials products. These files, in addition to our technical expertise, help our clients in their regulatory approval process for products incorporating our biomaterials.

The Angio-Seal product line has received both CE Mark and FDA approvals. St. Jude Medical is responsible for all regulatory activities related to the Angio-Seal device. We maintain a Master File with the FDA containing important regulatory information regarding the collagen sponge component.

When human clinical trials of a device are required in connection with our new proprietary products and the device presents a significant risk, we must file an investigational device exemption (“IDE”) application with the FDA in order to commence human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. The conduct of human clinical trials is also subject to regulation by the FDA. Sponsors of clinical trials are permitted to sell those devices distributed during the course of the trial, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. Similar approvals are required to conduct clinical trials in foreign countries.

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

Employees

As of August 31, 2007, we had 358 employees, including 193 employees in operations, 84 employees in research and development and clinical and regulatory affairs, 32 employees in finance and administration and 49 employees in sales and marketing, including 9 employees in Europe. All of our U.S. employees are located at our new headquarters building in Exton, Pennsylvania, with the exception of 31 sales representatives, clinical specialists and certain sales and marketing managers, all of whom are focused on our endovascular business. We believe that our success depends in large part on our ability to attract and retain employees in all areas of our business.

Corporate Governance and Internet Address

We recognize that good corporate governance is an important means of protecting the interests of our stockholders, employees, customers, and the community. We have closely monitored and implemented relevant legislative and regulatory corporate governance reforms, including provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the rules of the Securities and Exchange Commission (“SEC”) interpreting and implementing Sarbanes-Oxley, and the corporate governance listing standards of the NASDAQ Global Select Market (“NASDAQ”).

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

Additional Information

For financial information, see the Consolidated Financial Statements and the related Notes as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are included in this Annual Report on Form 10-K. We have a single reportable segment for all our operations and business. Financial information about geographic areas can be found in Note 18 to the Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect our business, operating results, financial condition, cash flows and prospects as well as adversely affect the value of an investment in our common stock.

Risks Related to Our Business

We derive a substantial portion of our revenues from the Angio-Seal, which is manufactured, marketed and distributed by St. Jude Medical.

Under our license agreements with St. Jude Medical, the Angio-Seal is manufactured, marketed and sold on a worldwide basis by St. Jude Medical. Two of our significant sources of revenue are the sale of components to St. Jude Medical for use in the Angio-Seal device and royalty income from the sale of the Angio-Seal device to the end-user market. The amount of revenue we receive from the Angio-Seal device depends, in part, on the time, effort and attention that St. Jude Medical devotes to it, and on their success in manufacturing, marketing and selling the device worldwide. Under the terms of our licenses with St. Jude Medical, we have no control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. St. Jude Medical can terminate the license agreement for any reason upon 12 months notice. St. Jude Medical may not adequately perform its manufacturing, marketing and selling duties. Any such failure by St. Jude Medical may negatively impact Angio-Seal unit sales and, therefore, reduce our royalties.

We derive a substantial majority of our revenues from only three customers.

A substantial majority of our total revenues are derived from only three customers. Royalty income from and sales of components to St. Jude Medical represented approximately 55% of our total revenue for fiscal 2007, sales of biomaterials products to Arthrex represented approximately 16% of total revenues, and royalty income from and sales of biomaterials products to Orthovita represented approximately 13% of total revenue for fiscal 2007. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the products in the end-user marketplace. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers and to the risk that the loss of a major customer would materially adversely affect our results of operations. Our relationship with these customers is subject to change.

If our biomaterials products are not successful, our operating results and business may be substantially impaired.

The success of our biomaterials products, depends on a number of factors, including our ability to continue to manufacture, sell and competitively price these products and the acceptance of these products by the medical profession. In addition, regulatory approvals will be required before biomaterials products in development can be sold. We will require substantial additional funds to develop and market our biomaterials products. We expect to fund the growth of our biomaterials business out of our operating income, but this operating income may not be sufficient to develop new biomaterials products. To date, we have relied on strategic partners or customers to market and sell our biomaterials products. If we cannot attract third parties to work with us to distribute our products to the end-user market, we will not be successful.

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

The markets for our current and proposed products are fragmented, intensely competitive, subject to rapid change and sensitive to new product introductions and enhancements. We expect that the competitive environment for our products will become more intense as additional companies enter our markets, and as new techniques and technologies are adopted. Our biomaterials and medical devices compete directly and indirectly with a range of products and technologies produced by a wide variety of companies, as well as other processes and procedures which do not require the use of our products or those of our competitors. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in these markets, greater name recognition, larger customer bases and greater financial, technical and marketing resources.

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Abbott Laboratories, Inc., and Medtronic, Inc., along with other smaller competitors and potential new entrants. The majority of vascular sealing is performed through manual compression, which represents our primary competition. Our endovascular products compete with a large number of companies, many of whom have dedicated significantly more resources to research and development and sales and marketing than we have. These companies include Johnson & Johnson, Inc., Medtronic, Inc., Abbott Laboratories, Inc., Vascular Solutions, Inc., Boston Scientific Corporation, EV3, Inc., Possis, Inc., and Spectranetics, Inc.

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

Competition faced by our customers could also have an adverse effect on our business for a variety of reasons, including that our customers may compete directly with larger, dominant manufacturers with extensive product lines and greater sales, marketing and distribution capabilities. We are also unable to control other factors that may impact the commercialization of our components for end use products, such as marketing and sales efforts and competitive pricing pressures within particular markets.

Our endovascular products were recently introduced in the United States. If any or all of these products fail to gain market acceptance or we fail to successfully commercialize them using a direct sales force or other model, our business may suffer.

Due at least in part to their recent commercial introductions, our endovascular products have limited product and brand recognition, and limited usage to date. We do not know if these products will be successful over the long term, or if they will be adopted by the physician community at rates that in turn generate enough revenue for us to sustain our investment in this business. Market acceptance of our products may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of the products compared to alternative procedures. We have no current plans to conduct such comparative studies. In addition, demand for the products may not increase as quickly as we expect due to competitive and other factors, as was the case for our TriActiv System embolic protection platform.

Further, we have elected to use a direct sales model to sell our endovascular products but may not be able to successfully retain, recruit, develop and train our own sales force to sell and market the endovascular product platform. In particular, we experienced substantial turnover with our sales force during fiscal 2007, which we believe negatively impacted our net sales for our endovascular products. Prior to 2005, we had no prior experience hiring, training and developing a sales and marketing force suitable for introducing new products into the very competitive endovascular marketplace. We may consider partnering, licensing and other options for commercializing these products, but such options may not be available to us on acceptable terms, if at all.

If our endovascular products fail to gain market acceptance or we are unable to successfully commercialize them using a direct sales force or other model, our growth prospects may be diminished. Our management continues to actively monitor the performance of our endovascular product platform and to evaluate our allocation of resources to, and potential strategic and other alternatives with respect to, these operations.

If our products are not accepted by the medical community, or if our products are replaced by new technologies, our business may suffer.

The success of our existing products depends on acceptance of these products by the medical community, which we cannot predict. The success of any products we develop in the future will depend on their adoption by our targeted markets. We cannot predict how quickly, if at all, the medical community will accept our future products, or the extent to which our future products will be used. If we encounter difficulties introducing future products into our targeted markets, our operating results and business may be substantially impaired. In addition, new technologies and techniques may be developed which may render our current products, along with those under development, obsolete.

The loss of, or interruption of supply from, key vendors could limit our ability to manufacture our products.

We purchase many materials and components for our products from various suppliers. Certain of these materials and components are custom made for us, and we have no ready alternative source. We also rely heavily on our closed-herd sourcing infrastructure, for our collagen manufacturing, which cannot be readily replicated. Any loss of, problems with, or interruption of supply from, key vendors may require us to find new vendors. We could experience production or development delays while we attempt to seek new vendors, if we can find them.

We may have problems manufacturing and delivering our biomaterials products to our customers.

The biomaterials industry is an emerging area, using many materials which are untested or whose properties are still not known. In addition, many of our products are derived from natural materials, such as collagen, which can have varying properties and require careful controls. Consequently, from time to time we may experience unanticipated difficulties in manufacturing and delivering our biomaterials products to our customers. These difficulties may include an inability to meet customer demand, delays in delivering products or quality control problems with certain biomaterials products. While we believe our closed herd sourcing infrastructure provides us with an adequate risk management protection mechanism for preventing animal derived diseases from entering the human medical device industry, there can be no assurance that our measures with be adequate.

We have had product recalls that have resulted in significant expense and may result in other future expense or changes to product strategy.

We experienced start-up production issues and component supply issues which resulted in product recalls, as disclosed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These product recalls caused an adverse affect to our net sales and operating results during fiscal 2007. In addition to lost sales directly resulting from recalls, and the direct expenses associated with such resolution, a recall may have other materially adverse, and potentially longer-term effects, including a negative impact on our reputation in the marketplace with respect to these and other of our products, changes to future product marketing plans, changes to clinical trial plans, discontinuation of the recalled products and loss of key individuals on the sales team.

Our use of hazardous materials exposes us to the risk of material environmental liabilities.

We use hazardous substances in our research and development and manufacturing operations, and, therefore, are potentially subject to material liabilities related to personal injuries or property damages that could be caused by hazardous substance releases or exposures at or from our facility. Decontamination costs, other clean-up costs and related damages or liabilities could substantially impair our business and operating results. We are required to comply with increasingly stringent laws and regulations governing environmental protection and workplace safety, including requirements governing the handling, storage and disposal of hazardous substances.

A substantial portion of our revenue is derived directly or indirectly from international markets.

St. Jude Medical derives a significant portion of its Angio-Seal revenue from international markets. Many of our other biomaterials products are also sold by our customers in international markets and we maintain a German subsidiary that sells our own endovascular products in markets outside the U.S. Our sales and royalties from international sales of the Angio-Seal product line by St. Jude Medical and our revenues from our other international sales are subject to several risks, including:

•	the impact of recessions in economies outside the United States;

•	unexpected changes in regulatory requirements, reimbursement policies, tariffs or other trade barriers;

•	weaker intellectual property rights protection in some countries;

•	fluctuations in exchange rates;

•	potentially adverse tax consequences; and

•	political and economic instability.

The occurrence of any of these events could seriously harm St. Jude Medical’s or our future international sales.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon our ability to attract and retain highly qualified personnel, including managerial, sales and technical personnel. The know-how and capabilities of many of our current employees is highly specialized and difficult to replicate or replace in short timeframes. We compete for key personnel with other companies, healthcare institutions, and other organizations. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future.

Our failure to expand our management systems and controls to support anticipated growth or integrate future acquisitions could seriously harm our operating results and business.

Our operations are expanding and we expect this trend to continue as we execute our business strategy. Executing our business plan has placed significant demands on management and our administrative, operational, information technology, manufacturing, financial and personnel resources. Accordingly, our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, customer support and financial control systems, and effectively expand, train and manage our employee base. We may not be able to manage our growth successfully.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value or harm our operating results.

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

Our operating results have varied significantly from quarter to quarter in the past and are likely to vary substantially in the future as a result of a number of factors, some of which are not in our control, including:

•	ordering patterns by our customers/partners

•	the focus and resources that our customers/partners place on developing/ marketing the products that we develop and manufacture;

•	acceptance of the products we develop and manufacture in the end-user marketplace;

•	our ability to attract partners for our biomaterials products and technologies;

•	our efforts to commercialize our endovascular products through our existing and developing sales force;

•	our efforts to gain CE Mark and FDA approval for any future generations of endovascular devices;

•	the loss of significant orders;

•	changes in our relationship with St. Jude Medical and other major customers;

•	our establishment of strategic alliances or acquisitions;

•	timely implementation of new and improved products;

•	delays in obtaining regulatory approvals;

•	reimbursement for our products; and

•	changes in the competitive environment.

You should not rely upon our results of operations for any particular quarter as an indication of our results for a full year or any other quarter.

We could face adverse consequences as a result of the actions of a major stockholder.

According to a Schedule 13D, as amended as of September 4, 2007, filed by Ramius Capital Group, L.L.C. and certain of its affiliates, Ramius beneficially owned approximately 20.8% of our common stock as of the date of that amendment. Ramius has publicly and privately expressed opinions with respect to the continuation of our endovascular business, our use of available cash for a stock buy-back, and other matters. Our business and operating results could be negatively impacted by any expenses incurred in connection with, management distraction caused by, and negative publicity resulting from, the actions of Ramius and our responses to those actions.

Risks Related to Our Intellectual Property

If we are unable to protect our patents and proprietary rights, our reputation and competitiveness in the marketplace may be materially damaged.

We regard our patents, biomaterials trade secrets and other intellectual property as important to our success. We rely upon patent law, trade secret protection, confidentiality agreements and license agreements to protect our proprietary rights. Although we have registered certain of our patents with applicable international governmental authorities, effective patent protection may not be available in every country in which our products are made available, and we have not sought protection for our intellectual property in every country where our products may be sold. The steps we take to protect our proprietary rights may not be adequate to ensure that third parties will not infringe or otherwise violate our patents or similar proprietary rights.

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

We could be seriously harmed by changes in reimbursement policies of governmental or private healthcare payers, particularly to the extent any changes affect reimbursement for catheterization procedures in which our Angio-Seal products are used. Physicians, hospitals and other users of our products may fail to obtain sufficient reimbursement from healthcare payers for procedures in which our products are used or adverse changes may occur in governmental and private third-party payers’ policies toward reimbursement for these procedures. The decision by CMS not to reimburse for treatment of asymptomatic patients suffering from carotid artery disease was a major factor in our decision not to continue to commercialize our embolic protection product line. Similar decisions, or changes to reimbursement policy, could harm our business.

Our products and manufacturing activities are subject to extensive governmental regulation that could make it more expensive and time consuming for us to introduce new and improved products or cause us to withdraw products from certain markets.

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

Compliance with the regulations of these agencies may delay or prevent us from introducing any new or improved products. Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business.

We are also required to demonstrate compliance with the FDA’s Quality System Regulations. The FDA enforces its Quality System Regulations through pre-approval and periodic post-approval inspections. These regulations relate to product testing, vendor qualification, design control and quality assurance, as well as the maintenance of records and documentation. If we are found to be out of compliance with FDA regulations, it could be costly and difficult to correct the non-compliances and could seriously harm our business.

The FDA and international regulatory agencies may also limit the indications for which our products are promoted. These regulatory agencies may restrict or withdraw approvals if information becomes available to support this action, which could include actions based on sourcing of animal derived tissue.

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

We own a 202,500 square foot facility located in Exton, Pennsylvania, construction of which was substantially finished in fiscal 2006. We also lease a small office space in Eschborn, Germany for our Germany subsidiary. See the discussion of our new facility and charges taken related to the transition to it in Item 7—“Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, in the normal course of business, we are a party to various legal proceedings. We do not expect that any currently pending proceedings will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC, under the symbol “KNSY” and has been traded publicly since our initial public offering in December 1995. The following table sets forth the high and low sale prices per share of our common stock as reported by the NASDAQ system for the periods indicated.

	High	Low
Fiscal Year Ended June 30, 2006
First Quarter	$33.26	$28.77
Second Quarter	30.22	21.98
Third Quarter	28.60	22.66
Fourth Quarter	33.02	25.11

Fiscal Year Ended June 30, 2007
First Quarter	$30.50	$25.53
Second Quarter	32.66	28.85
Third Quarter	32.79	27.28
Fourth Quarter	31.55	22.79

On September 6, 2007, the last reported sale price of our common stock in the NASDAQ Global Select Market was $23.76 per share. As of September 6, 2007, there were 73 record owners of our common stock. There were also approximately 4,500 beneficial owners of the shares of our common stock at that date.

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

During the fiscal year ended June 30, 2007, we repurchased and retired 10,000 shares of Common Stock at a cost of $238,000, or an average market price of $23.80 per share, using available cash. During the fiscal year ended June 30, 2006, we repurchased and retired 20,000 shares of Common Stock at a cost of $441,000, or an average market price of $22.05 per share, using available cash. All repurchases of stock were done under the repurchase plan approved by the Board on March 16, 2005, which allows for up to 400,000 shares to be repurchased, and has no expiration. As of June 30, 2007, there were 266,867 shares remaining for repurchase under this program.

The following table contains information about the Company’s purchases of its equity securities during April, May, and June 2007:

Period	Average Price Per Share	Total number of Shares Purchased *	Number of Shares Remaining for Purchase
April 1-30, 2007	$23.80	10,000	266,867
May 1-31, 2007	—	—	266,867
June 1-30, 2007	—	—	266,867

Total	$23.80	10,000	266,867

*	All shares purchased under a publicly announced plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended June 30, 2007, 2006, 2005, 2004, and 2003. The selected financial data for each such fiscal year listed below has been derived from our consolidated financial statements for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 2007, 2006, and 2005 is included elsewhere herein. The following data for fiscal years 2007, 2006, and 2005 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.

	Fiscal Year Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Income Data:
Revenues:
Net sales
Biomaterial sales	$41,116	$36,699	$39,859	$36,144	$26,841
Endovascular sales	3,786	1,179	511	217	231

Total Net sales	44,902	37,878	40,370	36,361	27,072
Research and development	—	—	253	688	963
Royalty income and other	24,592	22,519	20,753	21,166	16,317

Total revenues	69,494	60,397	61,376	58,215	44,352

Operating costs and expenses:
Cost of products sold	24,622	20,645	17,654	16,084	12,153
Research and development	20,265	18,990	15,131	16,411	14,490
Selling and marketing	12,525	9,408	5,510	4,238	3,338
General and administrative	8,300	7,851	6,285	4,465	4,106

Total operating costs and expenses	65,711	56,894	44,580	41,198	34,087

Income from operations	3,783	3,503	16,796	17,017	10,265

Other income (expense):
Net interest income	660	972	1,249	1,062	1,070
Other non-operating income (loss)	(23)	82	45	16	1

Total other income—net	637	1,054	1,294	1,078	1,071

Income before income tax expense	4,420	4,557	18,091	18,095	11,336
Income tax expense	(787)	(838)	(5,159)	(5,144)	(2,549)

Net income	$3,633	$3,719	$12,931	$12,951	$8,787

Basic earnings per common share	$0.31	$0.32	$1.13	$1.14	$0.81

Diluted earnings per common share	$0.29	$0.30	$1.06	$1.06	$0.76

Weighted average common shares outstanding	11,773	11,494	11,412	11,403	10,828

Diluted weighted average common shares outstanding	12,581	12,319	12,185	12,168	11,498

	June 30,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and short-term investments	$34,331	$27,128	$44,889	$61,096	$48,412
Inventory	7,392	7,198	5,658	3,482	3,481
Working capital	53,157	44,348	58,146	72,742	59,394
Total assets	140,525	130,191	115,674	101,237	85,839
Long-term obligations	7,813	8,000	—	—	219
Total stockholders’ equity	123,650	113,192	103,853	94,424	79,550

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our financial statements and the related notes included in this report.

This discussion and analysis below contains forward-looking statements relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Risk Factors” in this Annual Report on Form 10-K. See “—Cautionary Note Regarding Forward-Looking Statements.”

OVERVIEW

We provide an extensive range of products into multiple medical markets, primarily in the endovascular and orthopaedic markets. The products we place into these markets include a range of resorbable biomaterials products, primarily for the cardiology and orthopaedic markets, as well as a line of products for the endovascular markets, including devices with applications in the thrombectomy and chronic total occlusion markets. Our revenues consist of three components: net sales, which includes biomaterials and endovascular products, research and development and royalty income.

Net Sales

Biomaterials Sales

The sale of Angio-Seal components to St. Jude Medical and sales of biomaterial orthopaedic products, including products with applications in the orthopaedic markets, especially within sports medicine and spine product lines continue to be our primary source of revenue. The table below shows the five-year trend in our Angio-Seal component and orthopaedic product sales:

	Fiscal Year Ended					% change FY07 vs FY06
(in thousands)	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07
Sales of
Angio-Seal Components	$14,451	$12,788	$16,349	$14,825	$17,380	17%
Orthopaedic Products	11,442	22,261	21,896	20,592	21,804	6%
Other Products	948	1,095	1,614	1,282	1,932	51%

Total Net Sales—Biomaterials	$26,841	$36,144	$39,859	$36,699	$41,116	12%

We manufacture two of the key absorbable components of the Angio-Seal for St. Jude Medical, 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchors, under a supply contract that expires in 2010. Sales to St. Jude Medical, however, are highly dependent on ordering patterns and can vary significantly from quarter to quarter. We experienced this variation in their ordering patterns throughout fiscal 2007 and have had exceptionally strong sales over the past four quarters due in part to anchor orders that exceeded the contractual minimums. We expect sales of Angio-Seal components to decline in fiscal 2008 as compared to fiscal 2007 sales due to the large volume of orders sold to St. Jude in fiscal 2007 under the contract and in comparison to St. Jude’s end user sales for the comparable periods.

Our net sales in the orthopaedic portion of our business are dependent on several factors, including the success of our current partners in the sports medicine and spine markets and the continued acceptance of biomaterials-based products in these two markets, as well as expanded future acceptance of such products, and our ability to offer new products or technologies and attract new partners in these markets. Due to these dependencies, or other factors, sales to our orthopaedic customers can vary significantly from quarter to quarter.

Endovascular Sales

Over the last several years, Kensey Nash has devoted significant resources to bringing a family of proprietary endovascular products to market in the U.S. and Europe. These products are focused in the emerging markets of thrombectomy and chronic total occlusions (“CTOs”). Sales of Endovascular Products increased to 8% of Total Net Sales in fiscal 2007 compared to 3% of Total Net Sales in fiscal 2006. See also “Discontinuance of Embolic Protection Platform” for a discussion of changes to our endovascular product line platform and how it impacted our results of operations.

Royalty Income

Our Company also derives a significant portion of our revenue and profitability from royalty income from proprietary products that we have developed or co-developed.

Angio-Seal Royalty Income. Our Company was the inventor and original developer of the Angio-Seal™ Vascular Closure Device (“Angio-Seal”), a device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical, Inc. has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal, pursuant to an agreement which provides for a 6% royalty to Kensey Nash on all end-user product sales. We anticipate sales of the Angio-Seal device to continue a modest growth pattern, based on forecasted continued procedure growth, St. Jude Medical’s continued expansion in international markets, and its potential success marketing new generations of the product, such as the VIP Angio-Seal launched in March 2006.

Vitoss® Foam and Vitoss® Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss Foam, the first of which was launched in March 2004. We receive a fixed royalty on Orthovita’s end-user sales of Vitoss Foam products, which are targeted for use in the orthopaedic market. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss technology for $2.6 million (“the Assignment Agreement”). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology up to a total royalty to be received of $4.0 million, with $600,000 received in fiscal 2007 and $2.4 million remaining to be received as of June 30, 2007. We believe the unique technology associated with the Vitoss Foam products and the growing orthopaedic market will result in the Orthovita component of our royalty income becoming more significant over the next fiscal year and beyond.

We have other royalty generating relationships, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Discontinuance of Embolic Protection Platform

On July 10, 2007 we announced a strategic decision to cease all activities related to our embolic protection platform. As a result of this action, we have recorded certain charges in our fourth quarter of fiscal 2007, including $4.3 million in write-offs of inventory, certain dedicated embolic protection equipment, and other assets. Additionally, KNC offered its customers credits for unused embolic protection product, which totaled $356,000 during the fourth quarter of fiscal 2007. The total of these charges and credits is approximately $4.7 million, or $0.25 per share tax-effected, and is presented within our results of continuing operations for the fiscal year ended June 30, 2007. Additional charges related to severance and clinical trial closeout costs will be recorded in the first fiscal quarter of 2008, and are expected to total approximately $600,000.

These charges represented a significant portion of our operating expenses in fiscal 2007 and therefore we have included the following table to show the amounts of the discontinuance of embolic protection charges included within each operating expense category of our financial statements for the fiscal year ended June 30, 2007:

Discontinuance of Embolic Protection Charges
Fiscal Year Ended June 30, 2007
Cost of products sold	$3,391,326
Research and development	728,701
Sales and marketing	86,777
General and administrative	120,034

Total discontinuance of embolic protection charges	$4,326,838

New Facility

In fiscal 2006, we successfully completed construction of and moved our operations to a new facility, which resulted in significant facility transition expenses, including the acceleration of depreciation of certain abandoned leasehold improvement assets at our previous locations and moving charges. The impact of acceleration of depreciation charges was $4.2 million during fiscal 2006. In addition, we incurred moving costs totaling $543,000 in fiscal 2006. The transition to the new facility was completed in fiscal 2006 and accordingly no facility transition charges were recorded in fiscal 2007.

These facility transition charges represented a significant portion of our operating expenses in fiscal 2006 and to a lesser extent in fiscal 2005 and therefore we have included the following table to show the amounts of facility transition charges included within each operating expense category of our financial statements for the fiscal years ended June 30, 2006 and 2005:

	Facility Transition Charges
	Fiscal Year Ended June 30,
	2006	2005
Cost of products sold	$2,512,043	$440,126
Research and development	1,548,179	301,827
Sales and marketing	170,160	7,129
General and administrative	503,413	63,833

Total facility transition charges	$4,733,795	$812,915

Stock-Based Compensation

The following table summarizes total stock-based compensation expense, as a result of our required adoption of SFAS 123(R) in fiscal year 2006, within each operating expense category of our financial statements for the periods presented:

	Stock-Based Compensation
	Twelve Months Ended June 30,
	2007	2006
Cost of products sold	$263,151	$179,156
Research and development	1,050,984	852,888
Sales and marketing	148,482	112,676
General and administrative	1,432,846	1,214,128

Total stock-based compensation expense	$2,895,463	$2,358,848

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

Sales Revenue. Sales revenue is recognized when the related product is shipped or the service is completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed, the timing of which could be subjective. We reduce sales for estimated customer returns, discounts and other allowances, if applicable. Our products are primarily manufactured according to our customers’ specifications and are subject to return only for failure to meet those specifications.

Royalty Revenue. Royalty revenue is recognized as the related product is sold. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. See Note 1 (Revenue Recognition) to the Condensed Consolidated Financial Statements included herein.

Accounting for Stock-Based Compensation. We use various forms of equity compensation, including stock options, nonvested stock grants, and cash-settled stock appreciation rights, as a major part of our compensation programs to retain and provide incentives to our top management team members and other employees.

•

Fair value of option grants are is estimated on the date of grant using the Black-Scholes option-pricing model that uses weighted average assumptions. Expected volatilities are based on historical volatility of our Common Stock, and other factors. We use historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant.

•

Nonvested stock granted to non-employee members of our Board of Directors, executive officers and other management is accounted for using the fair value method under SFAS 123(R). Fair value for nonvested stock grants is based upon the closing price of our Common Stock on the date of the grant.

•

Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R), which classifies these awards as liabilities. Accordingly, we record these awards as a component of other non-current liabilities on the balance sheet. For liability awards, the fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. The expected term of cash-settled stock appreciation rights has been determined in accordance with Question 6 of SEC Staff Accounting Bulletin Topic 14.0.2, “Expected Term” (SAB 107), until such time that historical exercise behavior can be established.

Revisions to any of our estimates or methodologies could cause a material impact to our financial statements.

Accounting for Investments in Debt and Equity Securities. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), we have classified our entire investment portfolio as available-for-sale marketable securities with secondary or resale markets and report the portfolio at fair value with unrealized gains and losses included in stockholders’ equity and realized gains and losses in other income. We currently have investment securities with fair values that are less than their amortized cost and therefore contain unrealized losses. We have evaluated these securities and have determined that the decline in value is not related to any company or industry specific event. We anticipate full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Revisions to our classification of these investments and/or a determination other than the anticipation of a full recovery of the amortized costs at maturity or sooner could result in our realizing gains and losses on these investments and, therefore, cause a material impact on our financial statements.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Years 2007 and 2006

Total Revenues. Total revenues increased 15% to $69.5 million in fiscal 2007, from $60.4 million in fiscal 2006.

Total Net Sales. Net sales of products increased 19% to $44.9 million for fiscal 2007 compared to net sales of $37.9 million for fiscal 2006. We had a 12% increase in our Biomaterials sales and a 221% increase in our Endovascular sales.

Biomaterials Sales. Biomaterials sales were $41.1 million in fiscal 2007, a 12% increase compared to $36.7 million in fiscal 2006. Biomaterials sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to an increase in sales of Angio-Seal components to St. Jude Medical, which were $17.4 million in fiscal 2007 compared to $14.8 million in fiscal 2006, a 17% increase despite a $611,000 volume discount on sales in fiscal 2007. Collagen plug component sales were $14.3 million, an increase of 11% and sales of the anchor component were $3.1 million, an increase of 55% (as we were asked to supplement St. Jude Medical’s production at rates greater than 30%).

Additionally, orthopaedic sales increased $1.2 million, or 6%, to $21.8 million in fiscal 2007 compared to $20.6 million in fiscal 2006. The orthopaedic sales growth was primarily the result of sales to Orthovita of $5.4 million, which represented an increase of $2.2 million, or 70%, from the prior fiscal year, as well as a $2.2 million increase in sales to Zimmer and other new customers. Offsetting these increases was a $2.3 million decrease in sales to Arthrex, Inc. as well as a $1.1 million decrease in sales to Medtronic due to large launch quantities supplied to Medtronic in fiscal 2006. Other Biomaterials sales increased $649,000, or 51%, to $1.9 million in fiscal 2007 compared to $1.3 million in fiscal 2006.

Endovascular Sales. Endovascular sales were $3.8 million in fiscal 2007, a 221% increase compared to sales of $1.2 million in fiscal 2006. Sales in the U.S. increased 212% to $2.8 million from $895,000 due to the introduction of the ThromCat System and the continuation of the launch of the QuickCat Catheter during fiscal year 2007. International endovascular sales increased 249% year over year to $993,000 from $284,000 due to the introduction of the ThromCat and QuickCat devices during fiscal 2007. Prior year international endovascular sales consisted entirely of the embolic protection product line, which has since been discontinued. There were $466,000 of U.S. and international sales credits given to customers during fiscal 2007 related to the recall and discontinuance of the embolic protection product line. These credits negatively impacted our reported sales growth for the fiscal year ended June 30, 2007.

Royalty Income. Royalty income increased 9% to $24.6 million in fiscal 2007 from $22.5 million in fiscal 2006.

St. Jude Medical Angio-Seal royalty income increased 6% to $20.8 million in fiscal 2007 compared to $19.6 million in fiscal 2006 based on St. Jude Medical revenue of approximately $350 million during the period.

Orthovita royalty income increased 26% in fiscal 2007 over fiscal 2006. Total royalty income from Orthovita was approximately $3.7 million for fiscal 2007 compared to $2.9 million in fiscal 2006. End-user sales of our co-developed Vitoss® Foam products increased 29% in fiscal 2007 compared to fiscal 2006.

Cost of Products Sold. Cost of products sold was $24.6 million for fiscal 2007, a $4.0 million increase from $20.6 million for fiscal 2006. Gross margin on net sales in fiscal 2007 was 45% compared to gross margin on net sales of 45% in fiscal 2006. Costs of products sold for fiscal 2007 included $3.4 million in charges related to the discontinuance of the embolic protection platform. Costs of products sold for fiscal 2006 included $2.5 million of facility transition charges. The remaining change in cost of products sold was an increase of $3.1 million in fiscal 2007 compared to fiscal 2006. This increase was primarily due to the increase in units sold, but was also affected by production scrap and shop order variances on the embolic protection devices where attempts were made to rectify the issues relating to a recall conducted during the third and fourth quarters of the fiscal year. These costs were incurred after the announcement of the recall of our Embolic Protection devices, but prior to the decision for discontinuance. As we look ahead to fiscal 2008, we believe that continuing higher volumes, process improvements and process automation will lead to further improvement of the gross margin on sales.

Research and Development Expense. Research and development expense was $20.3 million for fiscal 2007, compared to $19.0 million for fiscal 2006. Research and development expense for fiscal 2007 included $729,000 in charges related to the discontinuance of the embolic protection platform while fiscal 2006 included $1.5 million of facility transition charges. The remaining change in research and development expense was an increase of $2.1 million in fiscal 2007 compared to fiscal 2006. The increase in research and development expense primarily related to an increase in personnel expense of $1.1 million, an increase in clinical trial expense of $648,000, and an increase in patent and regulatory fees of $272,000. In personnel expenses, equity compensation increased $196,000, while increases in salaries and benefits increased $634,000. The increase in clinical trial expenses was due to the extent as well as the timing of the trials which took place in each period. In fiscal 2006, we had been enrolling in the ASPIRE Study which led to FDA clearance of the TriActiv FX System. In fiscal 2007, we commenced and completed a European study for the ThromCat device in the native coronary anatomy and initiated enrollment in our U.S. and European PROGUARD Trial (Carotid Pivotal Trial for the TriActiv ProGuard device) in the carotid anatomy. Due to the discontinuation of the embolic protection platform, the PROGUARD Trial has since been cancelled. We expect to incur close-out costs associated with the PROGUARD trial in the first quarter of fiscal 2008.

Research and development expenses were 29% and 31% of total revenues for the fiscal year ended 2007 and 2006, respectively. We believe research and development expenditures in total and as a percentage of revenue will decrease in fiscal 2008 compared to fiscal 2007. This likely decrease will be a direct result of the discontinuance of the embolic protection line, as well as our having no planned clinical trials relating to our endovascular or biomaterials product lines in fiscal 2008.

Sales and Marketing Expense. Sales and marketing expense was $12.5 million for fiscal 2007, compared to $9.4 million for fiscal 2006. Sales and marketing expense for fiscal 2007 included $87,000 in charges related to the discontinuance of the embolic protection platform while fiscal 2006 included $170,000 of facility transition charges. The remaining change in sales and marketing expense was an increase of $3.2 million in fiscal 2007 compared to fiscal 2006. This increase was due to a $2.4 million increase in our U.S. sales and marketing expenses and a $724,000 increase in our European sales and marketing expenses. In the U.S., personnel and travel expenses for the sales and marketing departments increased $1.8 million in fiscal 2007 compared to fiscal 2006. The increase was related to the building of our endovascular direct sales force. There was an average 38 sales and marketing employees in the U.S. in fiscal 2007 compared to an average of 30 sales and marketing employees in fiscal 2006. In addition, there was an increase of $549,000 in marketing expenses related to conventions, advertising expense and product launches. The increase in European sales and marketing expenses was primarily caused by a $378,000 increase in personnel and travel expenses, a $158,000 increase in office costs and other professional fees and a $146,000 increase in marketing and convention expenses, part of which relates to an increase in the average exchange rate in fiscal 2007 as compared to fiscal 2006. The average Euro to Dollar exchange rate in fiscal 2007 was 1.31 versus an average exchange rate in fiscal 2006 of 1.22, an increase of approximately 7%)

We anticipate sales and marketing expenses in both the U.S. and Europe will continue to increase in fiscal 2008 due to the expected growth in endovascular sales and plans for continued expansion of the U.S. sales team.

General and Administrative Expense. General and administrative expenses include the costs of our finance, information technologies, human resource and business development departments. General and administrative expense was $8.3 million for fiscal 2007, compared to $7.9 million for fiscal 2006. General and administrative expense for fiscal 2007 included $120,000 in charges related to the discontinuance of the embolic protection platform while fiscal 2006 included $503,000 of facility transition charges. The remaining change in general and administrative expense was an increase of $832,000 in fiscal 2007 compared to fiscal 2006. The increase was primarily a result of an increase in personnel costs of $595,000, including stock-based compensation expense, and a $239,000 write-off of previously deferred costs related to a prospective acquisition no longer being pursued.

Net Interest Income. Interest income increased by 4% to $1.1 million for fiscal 2007 from $1.0 million for fiscal 2006. Although there was a 3% decrease in our average cash and investment balance during fiscal 2007 over fiscal 2006, the decrease was more then offset by higher interest rates. The decrease in cash balances was due primarily to the funding of the construction of our new facility throughout fiscal 2006 with final payments in the beginning of fiscal 2007 as well as our $3.3 million acquisition of the intellectual property and certain assets of MacroPore Biosurgery spinal and the orthopaedic business unit of Cytori Therapeutics, Inc. (See Note 10 (Acquisition of Certain Assets of MacroPore) to the Condensed Consolidated Financial Statements included herein). Interest expense during fiscal 2007 was $427,000 compared to $71,000 in the prior year. We have borrowed cash under a variable rate Secured Commercial Mortgage Agreement, hedged under a SWAP with a fixed interest rate of 6.44%. The balance under the agreement was $8.0 million as of June 30, 2007.

Other Income/(Expense). Other non-operating expense was $23,000 in fiscal 2007 compared to other non-operating income of $82,000 in fiscal 2006. Other non-operating expense for fiscal 2007 primarily related to loss on disposal of fixed assets offset by revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 21 (Opportunity Grant)). In fiscal 2006, other income was primarily related to revenue recognized from the opportunity grant offset by a loss on foreign currency exchange and a loss on disposal of fixed assets.

Income Tax Expense. Our tax expense in fiscal 2007 was $787,000, resulting in an effective tax rate of 18%, consistent with fiscal year 2006’s effective tax rate of 18%. Our effective tax rate was impacted by an income tax benefit in both fiscal years 2006 and 2007. (See Note 22 (Income Taxes))

Comparison of Fiscal Years 2006 and 2005

Total Revenues. Total revenues decreased 2% to $60.4 million in fiscal 2006 from $61.4 million in fiscal 2005.

Total Net Sales. Net sales of products decreased 6% to $37.9 million for fiscal 2006 compared to net sales of $40.4 million for fiscal 2005. We had an 8% decrease in our biomaterials sales and a 128% increase in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $36.7 million in fiscal 2006, an 8% decrease compared to $39.9 million in fiscal 2005. Angio-Seal sales to St. Jude Medical were $14.7 million in fiscal 2006 compared to $16.3 million in the prior fiscal year, due to an $895,000 decrease in polymer anchor sales, a $171,000 decrease in collagen plug sales and a $460,000 decrease in development revenue related to research and development performed for two new collagen plug product enhancements in the prior year.

Orthopaedic sales decreased $1.3 million, or 6%, to $20.6 million in fiscal 2006 compared to $21.9 million in fiscal 2005. The decrease in orthopaedic sales was primarily attributable to a 55% decrease in product sales to Orthovita, which were $3.2 million in fiscal 2006 compared to $7.2 million in fiscal 2005. The decrease in sales to Orthovita was related to Orthovita Vitoss Foam™ product launches in the fiscal years 2005 and 2004 which continued to flow through the distribution channels throughout fiscal 2006. Although our sales to Orthovita decreased year over year, Orthovita’s end user sales of the Vitoss Foam™ products were strong as they increased 45% in fiscal 2006 over fiscal 2005. There was a return to growth in shipments to Orthovita in the third and fourth quarters of fiscal 2006 in which sales to Othovita were $2.2 million compared to combined first and second quarter sales for the same year of $1.1 million. Offsetting this decrease was a 7% increase, or $889,000, in sports medicine sales from fiscal 2005 to fiscal 2006 mainly related to sales of sports medicine products to Arthrex, which increased 5%, or $632,000. Additionally, we had $2.3 million in spine product sales to new orthopaedic customers launching new product lines during fiscal 2006. Other Biomaterials Sales decreased $332,000, or 21%, to $1.3 million in fiscal 2006 compared to $1.6 million in fiscal 2005.

Endovascular Sales. Endovascular sales were $1.2 million in fiscal 2006, a 128% increase compared to sales of $517,000 in fiscal 2005. Sales in the U.S. increased 317% to $895,000 from $215,000 while international endovascular sales decreased 6% year over year to $284,000 from $302,000. Sales in fiscal years 2005 and 2006 were primarily products within the embolic protection product line, which was discontinued in July 2007.

Research and Development Revenue. There were no research and development revenues in fiscal 2006 compared to $253,000 of revenues in fiscal 2005. The research and development revenues for fiscal 2005 consisted of amounts generated under our NIST synthetic vascular graft development grant, which concluded in September 2004.

Royalty Income. Royalty income increased 9% to $22.5 million in fiscal 2006 from $20.8 million in fiscal 2005.

St. Jude Medical Angio-Seal royalty income increased 6% to $19.6 million during fiscal 2006 compared to $18.5 million in fiscal 2005 based on St. Jude Medical revenue of approximately $333 million during the period.

Orthovita royalty income increased 29% in fiscal 2006 over fiscal 2005. Total royalty income from Orthovita was $2.9 million for fiscal 2006 compared to $2.3 million in fiscal 2007. End-user sales of our co-developed Vitoss® Foam products increased 45% in fiscal 2006 compared to fiscal 2005.

Cost of Products Sold. Cost of products sold was $20.6 million for fiscal 2006, a $3.0 million increase from $17.7 million for fiscal 2005. Gross margin on net sales in fiscal 2006 was 45% compared to gross margin on net sales of 56% in fiscal 2005. Costs of products sold for fiscal 2006 included $2.5 million of facility transition charges compared to $440,000 in the prior fiscal year. Cost of good sold for fiscal 2006 also increased due to equity compensation expense of $179,000, related to the adoption of SFAS 123(R) (See Note 1 to the Consolidated Financial Statements of the Company) which was not applicable in fiscal year 2005. Gross margin on net sales excluding transition and equity compensation expenses was 53% for fiscal 2006 compared to 57% for fiscal 2005, an unfavorable decline of 7% year over year. This trend is partially attributable to decreased volume but also related to late year obsolescence charges for process and raw material changes in one specific collagen product, unfavorable manufacturing variances related to production start-up of three new products within the endovascular product line as well as two new orthopaedic product line launches and a mid-year increase in personnel expenses in anticipation of the endovascular product launches.

Research and Development Expense. Research and development expense was $19.0 million for fiscal 2006, compared to $15.1 million for fiscal 2005. Research and development expense for fiscal 2006 included $1.5 million of facility transition costs as well as $853,000 in equity compensation expense due to the adoption of SFAS 123(R) while fiscal 2005 included $302,000 in facility transition costs. The remaining change in research and development expenses was an increase of $1.8 million in fiscal 2006 compared to fiscal 2005. The increase in research and development expense primarily related to an increase in personnel expense of $1.2 million and an increase in clinical trial expense of $922,000 due to increased clinical activity related to the ASPIRE and the European Carotid Pilot studies for our embolic protection platform.

Sales and Marketing Expense. Sales and marketing expense increased $3.9 million to $9.4 million for fiscal 2006, compared to $5.5 million for fiscal 2005. Sales and marketing expense for fiscal 2006 included $170,000 of facility transition charges and $113,000 related to the adoption of SFAS 123(R) while fiscal 2005 included $7,000 of facility transition charges. The remaining change in sales and marketing expense was an increase of $3.6 million in fiscal 2006 compared to fiscal 2005. This increase was due to a $4.3 million increase in our U.S. sales and marketing expenses offset by a $717,000 decrease in our European sales and marketing expenses. In the U.S., personnel and travel expenses for the sales and marketing departments increased $3.2 million in fiscal 2006 compared to fiscal 2005. There were 41 sales and marketing employees in the U.S. as of June 30, 2006 compared to 24 sales and marketing employees as of June 30, 2005. In addition, there was an increase of $947,000 in marketing expenses related to conventions, advertising expense and product launches. The decrease in European sales and marketing expenses was due to a decrease in personnel and related decrease in travel expenses of $350,000, a decrease in marketing study expenses of $380,000 due to the conclusion of the FIRST Study in December 2004 offset by an increase in marketing efforts of $72,000. The FIRST Study was a study to examine cost effectiveness of the TriActiv System in saphenous vein graft patients to support reimbursement of the product in Europe. Also affecting expenses was a 4% decrease in the foreign currency exchange rate. The average Euro to Dollar exchange rate in fiscal 2006 was 1.22 versus an average exchange rate in fiscal 2005 of 1.27.

General and Administrative Expense. General and administrative expenses increased $1.6 million to $7.9 million in fiscal 2006 from $6.3 million in fiscal 2005. General and administrative expense for fiscal 2006 included $503,000 of facility transition charges and $425,000 in equity compensation expense related to the adoption of SFAS 123(R) while fiscal 2005 included $64,000 of facility transition charges. The remaining change in general and administrative expenses was an increase of $701,000, in fiscal 2006 over fiscal 2005. This was attributable to increases of $874,000 in personnel costs, including $725,000 in equity compensation, $650,000 in facility costs, including rent, electric, and depreciation, $45,000 in professional services, and $13,000 in public company expenses, including board compensation and SEC filing fees. Excluding transition costs and equity compensation costs, general and administrative expenses only increased 11%, or $701,000 in fiscal 2006 over fiscal 2005.

Net Interest Income. Interest expense increased $67,000 to $71,000 in fiscal 2006 from $5,000 in fiscal 2005. This was due to the Secured Commercial Mortgage entered into during fiscal 2006 (See Note 14 (Debt)).

Interest income decreased by 17% to $1.0 million in fiscal 2006 from $1.3 million in fiscal 2005. This was due to lower cash and investment balances in fiscal 2006 than fiscal 2005, offset in part by rising interest rates. Our average cash and investment balance for fiscal 2006 was $31.3 million compared to $50.3 million in fiscal 2005. The approximate weighted average interest rate on our portfolio was 3.34% compared to 2.49% in the fiscal years 2006 and 2005, respectively.

Other Income/(Expense). Other non-operating income was $82,000 for fiscal 2006 compared to other non-operating expense of $45,000 for fiscal 2005. This increase related primarily to $81,000 of revenue recognized during fiscal 2006 related to a $500,000 opportunity grant we received from the Commonwealth of Pennsylvania Governor’s Action Team (see Note 21 (Opportunity Grant)) compared to $54,000 recognized in fiscal 2005. The remainder was due to net loss or gain on the sale of fixed assets.

Income Tax Expense. Our tax expense in fiscal 2006 was $838,000, resulting in an effective tax rate of 18%, which was significantly lower than fiscal year 2005’s effective tax rate of 29%. Our effective tax rate was affected by an income tax benefit in fiscal year 2006. (See Note 22 (Income Taxes))

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $34.3 million as of June 30, 2007, an increase of $7.2 million from our balance of $27.1 million at June 30, 2006, the end of our prior fiscal year. In addition, our working capital was $53.2 million as of June 30, 2007, an increase of $8.8 million from our working capital of $44.3 million at June 30, 2006.

Operating Activities

Net cash provided by our operating activities was $14.5 million and $16.9 million in the fiscal years ended June 30, 2007 and 2006, respectively. For the fiscal year ended June 30, 2007, we had net income of $3.6 million, a net effect of non-cash employee stock-based compensation and related tax events of $2.9 million, and non-cash depreciation and amortization of $8.1 million.

Cash used as a result of changes in asset and liability balances was $107,000. The decrease in cash related to the change in assets and liabilities was primarily due to a decrease of $1.0 million related to a contingent liability for restricted cash held in escrow from the date of our ILT acquisition (See Note 9 (Acquisition Of Certain Assets Of Intraluminal Therapeutics, Inc.)) which occurred in May of the prior fiscal year and was released in May of the current fiscal year. In addition, there was a decrease in deferred taxes of $829,000 and an increase in prepaid expenses of $621,000. These decreases in cash were offset by a $2.0 million increase in accounts payable and accrued expenses and a $331,000 decrease in accounts receivable.

Investing Activities

Cash used in investing activities was $16.8 million for fiscal year ended June 30, 2007. This was the result of net purchase and redemption activity within our investment portfolio and capital spending related to ongoing expansion of our manufacturing capabilities.

During the period, investments of $10.9 million matured or were called. We subsequently purchased new investments with $16.0 million of these proceeds and cash from operations, resulting in net use of cash from investing transactions of $5.1 million. We also spent $3.3 million for the acquisition of the intellectual property and certain other assets of the MacroPore Biosurgery spinal and orthopaedic business unit of Cytori Therapeutics, Inc. (See Note 10). Additionally, the $1.0 million of escrowed cash related to the acquisition of ILT was paid.

We also invested $9.3 million in capital expenditures during the fiscal year ended June 30, 2007 to further expand our research and manufacturing capabilities through facility enhancements and equipment and machinery purchases.

Financing Activities

Cash provided by financing activities was $4.4 million for the fiscal year ended June 30, 2007. This was primarily the result of proceeds from the exercise of stock options and excess tax benefits from share-based payment arrangements. The exercise of stock options provided cash of $3.6 million and the gross effect of awards that generated tax savings from excess tax benefits provided $1.1 million for the fiscal year June 30, 2007. These financing activities were partially offset by stock repurchases of $238,000.

We plan to draw $27.0 million, the remaining funds available under the $35 million Secured Commercial Mortgage Agreement (the “Mortgage”) we entered into during fiscal 2006, on or before the date of the Draw Period which concludes on November 25, 2007. The interest rate will be 6.44% as set by the interest rate Swap agreement that hedges the Mortgage. See Note 14 (Debt).

General

We plan to invest in our sales team as well as increase spending on our marketing efforts for our endovascular product platform. Due to our investment in our endovascular product lines, we expect our sales and marketing expenses to continue to increase over the next twelve months. In addition, we expect to continue to spend on research and development dollars to continue to expand research and development activities for our endovascular and biomaterials products.

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

While we believe our current cash and investment balances and future cash generated from operations will be sufficient to meet our operating, financing and capital requirements for at least the next 12 months, we also have the ability to draw down on the Secured Commercial Mortgage, a remaining $27.0 million or an aggregate maximum amount of $35.0 million. See Note 14 (Debt). We plan to draw the remaining balance on or before the expiration of the draw period on November 25, 2007.

Although we believe our cash and investment balances will also be sufficient on a longer term basis, that sufficiency will depend on numerous factors, including: market acceptance of our existing and future products; the successful commercialization of products in development; the costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

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

Contractual Obligations

Presented below is a summary of our contractual obligations as of June 30, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($8 million)	$15,413,299	$701,867	$1,670,400	$1,670,400	$11,370,632
Remaining $27 million draw (3)	48,070,285	1,631,152	5,359,607	4,998,967	36,080,560

Subtotal Long-Term Debt Obligations	63,483,584	2,333,018	7,030,007	6,669,367	47,451,192
Purchase Obligations:
Contractual Commitments for Capital Expenditures (2)(3)	480,214	480,214	—	—	—

Total Contractual Obligations	$63,963,798	$2,813,232	$7,030,007	$6,669,367	$47,451,192

These obligations are related to our Secured Commercial Mortgage and agreements to purchase goods or services that are enforceable and legally binding.

(1)	The long-term debt obligations consist of principal and interest on our secured commercial mortgage, currently $8.0 million, plus the remaining $27.0 million available under the mortgage, which we intend to draw before November 25, 2007. See Note 14 (Debt).

(2)	These obligations consist of open purchase orders for capital items primarily for the continued expansion of our research and development and manufacturing capabilities.

(3)	In accordance with Generally Accepted Accounting Principles in the United States (GAAP), these obligations are not recorded on our consolidated balance sheet.

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

Investment Portfolio

Our investment portfolio consists primarily of high quality municipal securities and one mutual fund, the majority of which have maturities ranging from less than one year to approximately two years. We also have five municipal variable-rate demand obligations that have maturities ranging from 17 to 34 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit-committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of June 30, 2007, our total investment portfolio consisted of approximately $27.2 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding our investments is located in Note 2 to the Consolidated Financial Statements of the Company included herein.

Debt

On May 25, 2006, we entered into a $35.0 million aggregate ten-year fixed interest rate swap agreement (the Swap), with Citibank, N.A., to manage the market risk from changes in interest rates under the Mortgage. As of June 30, 2007 we have taken an $8.0 million advance under the Mortgage (See Note 14 to the Consolidated Financial Statements of the Company). Our objective and strategy for undertaking the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding the Swap is located in Note 1—under Derivative Instruments and Hedging Activities and Note 14 to the Consolidated Financial Statements of the Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements, and the related Notes thereto, of Kensey Nash Corporation, and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kensey Nash Corporation:

Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kensey Nash Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

September 12, 2007

KENSEY NASH CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	June 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (See Note 1)	$7,087,969	$4,874,466
Investments (See Note 2)	27,243,485	22,253,526
Restricted cash (See Note 9)	—	1,000,809
Trade receivables, net of allowance for doubtful accounts of $8,219 and $8,804 at June 30, 2007 and 2006, respectively	6,220,727	6,396,165
Royalties receivable	6,080,841	5,845,484
Other receivables (including approximately $11,000 and $98,000 at June 30, 2007 and 2006, respectively, due from employees)	718,528	1,096,996
Inventory (See Note 3)	7,392,116	7,197,868
Deferred tax asset, current portion (See Note 22)	3,151,350	1,849,513
Prepaid expenses and other	1,977,592	1,427,303

Total current assets	59,872,608	51,942,130

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land (See Note 4)	4,883,591	4,883,591
Building (See Note 4)	44,736,219	39,123,636
Machinery, furniture and equipment	28,618,268	26,816,938
Construction in progress—new facility	984,211	3,752,252
Construction in progress	967,791	1,086,514

Total property, plant and equipment	80,190,080	75,662,931
Accumulated depreciation	(16,368,768)	(12,412,405)

Net property, plant and equipment	63,821,312	63,250,526

OTHER ASSETS:
Acquired patents and other intangibles, net of accumulated amortization of $4,087,962 and $3,241,987 at June 30, 2007 and 2006, respectively (See Notes 7-11)	6,043,404	5,249,379
Goodwill (See Note 11)	10,671,626	9,627,200
Other non-current assets	116,514	122,033

Total other assets	16,831,544	14,998,612

TOTAL	$140,525,464	$130,191,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,709,864	$3,436,242
Accrued expenses (See Note 12)	2,468,162	2,954,079
Other current liabilities	—	1,000,809
Current portion of debt (See Note 14)	186,667	—
Deferred revenue	350,739	203,351

Total current liabilities	6,715,432	7,594,481

OTHER LIABILITIES:
Long-term debt (See Note 14)	7,813,333	8,000,000
Deferred revenue, non-current	611,196	795,830
Deferred tax liability, non-current (See Note 22)	995,395	523,487
Other non-current liabilities	740,321	85,834

Total liabilities	16,875,677	16,999,632

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at June 30, 2007 and 2006 (See Note 15)	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,930,796 and 11,618,210 shares issued and outstanding at June 30, 2007 and 2006, respectively	11,931	11,618
Capital in excess of par value	87,435,283	80,664,473
Retained earnings	36,433,432	32,800,281
Accumulated other comprehensive loss	(230,859)	(284,736)

Total stockholders’ equity	123,649,787	113,191,636

TOTAL	$140,525,464	$130,191,268

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2007	2006	2005
REVENUES:
Net sales
Biomaterial sales	$41,116,112	$36,698,841	$39,852,946
Endovascular sales	3,786,257	1,179,213	516,507

Total net sales	44,902,369	37,878,054	40,369,453
Research and development	—	—	253,292
Royalty income	24,592,076	22,518,697	20,753,169

Total revenues	69,494,445	60,396,751	61,375,914

OPERATING COSTS AND EXPENSES:
Cost of products sold	24,621,727	20,645,091	17,654,147
Research and development	20,265,046	18,990,302	15,130,679
Sales and marketing	12,524,501	9,408,031	5,509,894
General and administrative	8,299,525	7,851,129	6,284,836

Total operating costs and expenses	65,710,799	56,894,553	44,579,556

INCOME FROM OPERATIONS	3,783,646	3,502,198	16,796,358

OTHER INCOME (EXPENSE):
Interest income	1,087,023	1,042,981	1,253,578
Interest expense	(427,121)	(71,496)	(4,559)
Other (loss) income	(22,981)	82,451	45,480

Total other income—net	636,921	1,053,936	1,294,499

INCOME BEFORE INCOME TAX	4,420,567	4,556,134	18,090,857
Income tax expense	(787,416)	(838,457)	(5,159,486)

NET INCOME	$3,633,151	$3,717,677	$12,931,371

BASIC EARNINGS PER SHARE	$0.31	$0.32	$1.13

DILUTED EARNINGS PER SHARE	$0.29	$0.30	$1.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,773,317	11,493,558	11,412,025

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,580,526	12,319,341	12,184,949

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE, JUNE 30, 2004	11,511,806	$11,512	$78,497,472	$16,151,233	$(235,989)		$94,424,228
Exercise of stock options	196,067	196	2,515,270				2,515,466
Stock repurchase (See Note 16)	(303,000)	(303)	(7,886,162)				(7,886,465)
Tax benefit from exercise of stock options			1,094,466				1,094,466
Employee stock-based compensation	9,734	10	611,612				611,622
Net income				12,931,371		$12,931,371	12,931,371
Foreign currency translation adjustment					14,347	14,347	14,347
Change in unrealized gain on investments (net of tax)					147,603	147,603	147,603

Comprehensive income						$13,093,321

BALANCE, JUNE 30, 2005	11,414,607	$11,415	$74,832,658	$29,082,604	$(74,039)		$103,852,638

Exercise/issuance of:
Stock options	211,185	211	3,089,374				3,089,585
Nonvested stock awards	20,434	20	(20)				—
Exchange of nonvested shares for taxes	(8,016)	(8)	(206,837)				(206,845)
Stock repurchase (See Note 16)	(20,000)	(20)	(441,689)				(441,709)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			1,046,135				1,046,135
Nonvested stock awards			(13,996)				(13,996)
Employee stock-based compensation:
Stock options			960,387				960,387
Nonvested stock awards			1,398,461				1,398,461
Net Income				3,717,677		$3,717,677	3,717,677
Foreign currency translation adjustment					(7,662)	(7,662)	(7,662)
Change in unrealized loss on investments (net of tax)					(117,201)	(117,201)	(117,201)
Interest rate swap unrealized loss					(85,834)	(85,834)	(85,834)

Comprehensive income						$3,506,980

BALANCE, JUNE 30, 2006	11,618,210	$11,618	$80,664,473	$32,800,281	$(284,736)		$113,191,636

Exercise/issuance of:
Stock options	286,809	287	3,582,107				3,582,394
Nonvested stock awards	55,649	56	(56)				—
Exchange of nonvested shares for taxes	(19,872)	(20)	(546,405)				(546,425)
Stock repurchase (See Note 16)	(10,000)	(10)	(238,423)				(238,433)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			1,541,490				1,541,490
Nonvested stock awards			(21,396)				(21,396)
Employee stock-based compensation:
Stock options			877,947				877,947
Nonvested stock awards			1,575,546				1,575,546
Net Income				3,633,151		$3,633,151	3,633,151
Foreign currency translation adjustment					24,232	24,232	24,232
Change in unrealized loss on investments (net of tax)					140,722	140,722	140,722
Interest rate swap unrealized loss (net of tax)					(111,077)	(111,077)	(111,077)

Comprehensive income						$3,687,028

BALANCE, JUNE 30, 2007	11,930,796	$11,931	$87,435,283	$36,433,432	$(230,859)		$123,649,787

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$3,633,151	$3,717,677	$12,931,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,095,492	9,648,895	4,503,840
Employee stock-based compensation (See Note 17):
Stock Options	877,947	960,387	—
Nonvested stock awards	1,575,546	1,398,461	611,622
Cash-settled Stock Appreciation Rights	441,971	—	—
Tax benefit/(deficiency) from exercise of stock options
Stock Options	1,541,490	1,046,135	1,094,466
Nonvested stock awards	(21,396)	(13,996)	—
Excess tax benefits from share-based payment arrangements	(1,098,552)	(181,613)	—
Exchange of nonvested shares for taxes	(546,425)	(206,845)
Loss on retirement of property, plant and equipment	105,306	189	—
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	330,584	1,130,070	(3,519,895)
Deferred tax asset	(1,301,837)	(1,156,119)	1,917,100
Prepaid expenses and other current assets	(621,184)	2,068,137	(2,228,063)
Inventory	(85,412)	(1,352,064)	(2,176,192)
Accounts payable and accrued expenses	2,035,087	(629,857)	(1,774,319)
Deferred revenue	147,388	(68,330)	161,908
Deferred tax liability, non-current	471,908	523,487	—
Deferred revenue, non-current	(184,634)	57,111	738,719
Other current liabilities	(1,000,809)	—	—
Other non-current liabilities	101,439	—	—

Net cash provided by operating activities	14,497,060	16,941,725	12,260,557

INVESTING ACTIVITIES:
Purchase of land for new facility	—	(1,619,722)	(3,263,869)
Additions to property, plant and equipment	(9,348,131)	(35,106,463)	(16,043,246)
Acquisition of MacroPore Biosurgery, Inc. (See Note 10)	(3,300,690)	—	—
Acquisition of Intraluminal Therapeutics, Inc. (See Note 9)	—	(7,147,521)	—
Purchase of proprietary rights	—	(25,000)	(2,850,000)
Sale of investments	10,936,000	24,500,000	27,130,000
Purchase of investments	(16,038,821)	(6,533,674)	(22,104,234)
Restricted cash	1,000,809	(1,000,809)	—

Net cash used in investing activities	(16,750,833)	(26,933,189)	(17,131,349)

FINANCING ACTIVITIES:
Proceeds from secured commercial mortgage	—	8,000,000	—
Deferred financing costs paid	5,519	(122,033)	—
Repayments of long term debt	—	—	(219,147)
Stock repurchase	(238,433)	(441,709)	(7,886,465)
Excess tax benefits from share-based payment arrangements	1,098,552	181,613	—
Proceeds from exercise of stock options	3,582,394	3,089,585	2,515,466

Net cash provided by (used in) financing activities	4,448,032	10,707,456	(5,590,146)

EFFECT OF EXCHANGE RATE ON CASH	19,244	(13,439)	17,218
INCREASE (DECREASE) IN CASH	2,213,503	702,553	(10,443,720)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,874,466	4,171,913	14,615,633

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,087,969	$4,874,466	$4,171,913

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $100,638 at June 30, 2007)	$427,122	$71,496	$4,559

Cash paid for income taxes	$914,826	$114,138	$4,171,567

Retirement of fully depreciated property, plant and equipment	$2,794,114	$13,086,975	$—

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company—Kensey Nash Corporation (the “Company”) is a medical device and biomaterials company that strives to consistently deliver innovative products to help healthcare professionals improve patients’ lives and reduce healthcare costs. Kensey Nash Corporation was incorporated in Delaware on August 6, 1984. Kensey Nash Holding Company, incorporated in Delaware on January 8, 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash GmbH, incorporated in Germany in January 2002, was formed for the purpose of European sales and marketing of the Company’s endovascular products. ILT Acquisition Sub, Inc. (formerly THM Acquisition Sub, Inc.) and MacroPore Acquisition Sub, Inc. incorporated in Delaware, in April 2006 and May 2007, respectively, were formed to acquire certain assets of the acquired companies (See Notes 9 & 10).

Principles of Consolidation and Basis of Presentation—The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash Europe GmbH. All intercompany transactions and balances have been eliminated.

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

The Consolidated Statements of Income for June 30, 2006 and 2005 have been reclassified to include product line information for Biomaterials and Endovascular Sales. In addition, reclassifications have been made to reflect separate components of Sales and marketing, and General and administrative expenses, which were previously aggregated. There was no impact on amounts presented for income from operations.

Discontinuance of Embolic Protection Platform—On July 10, 2007, the Company announced that it had made a strategic decision to cease all activities on its embolic protection platform (this includes the TriActiv® FX and ProGuard™ product line), including the PROGUARD clinical trial, product manufacturing, sales and marketing, and research and development activities. See Note 25 for additional information and a discussion of asset impairment and other related charges.

Cash and Cash Equivalents—Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

Fair Value of Financial Instruments—The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximated fair value as of June 30, 2007 and 2006. The fair value of short-term investments is based on quoted market prices.

Comprehensive Income—The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive (loss) income is shown in the Consolidated Statements of Stockholders’ Equity at June 30, 2007, 2006 and 2005, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities, foreign currency translation adjustments and change in interest rate swap value. The net tax effects ((benefit)/expense) for fiscal 2007, 2006, and 2005 of other comprehensive (loss) income were $(28,946), $(60,376) and $76,038, respectively.

Property, Plant and Equipment—Property, plant and equipment consists primarily of building, land, machinery and equipment and construction in progress and is recorded at cost. Maintenance and repairs are expensed as incurred. Building, machinery, furniture and equipment are depreciated using the straight-line method over its useful life ranging from two to thirty years. Depreciation expense on property, plant and equipment was $6,920,431, $8,353,605 and $4,899,061 for each fiscal year ending June 30, 2007, 2006 and 2005, respectively.

Goodwill—Goodwill represents the excess of cost over the fair market value of the identifiable net assets of THM Biomedical, Inc. (THM), a company acquired in September 2000, IntraLuminal Therapeutics, Inc. (ILT), acquired in May 2006 (See Notes 9 & 11) and MacroPore Biosurgery Business Unit (MacroPore), acquired in May 2007 (See Notes 10 & 11). All of the acquisitions were accounted for under SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).

Under SFAS 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment tests. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted expected future cash flows to be generated by the related asset are less than the carrying value of the asset, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company borrows.

Accounts Receivable Allowance—The Company had trade receivable allowances of $8,219 and $8,804 at June 30, 2007 and 2006, respectively. The Company established trade receivable allowances of $2,000 and $59,580 and wrote off amounts totaling $2,585 and $59,473 in the years ended June 30, 2007 and 2006, respectively. These amounts are included in General and administrative expense for the years ended June 30, 2007 and 2006.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). Sales revenue is recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including discounts. The Company had net sales returns provisions, credits and discounts of $541,446, $9,195 and $146,237 for the years ended June 30, 2007, 2006 and 2005, respectively. The significant increase in fiscal 2007 related to the sales credits given for embolic protection products either related to the product recall or the discontinuance of the program.

Research and Development Revenue

Revenue under research and development contracts is recognized as the related expenses are incurred. All revenues recorded on this line item are derived from government programs under which the U.S. government funds the research of high risk, enabling technologies. The program reflected in the Consolidated Statements of Income for fiscal 2005 is an award for the research of a synthetic vascular graft, which concluded in September 2004.

Royalty Income

The Company generally recognizes its royalty revenue at the end of each month, when the relevant net total end-user product sales dollars are reported to the Company for the month. Royalty payments are generally received within 45 days after the end of each calendar quarter.

Research and Development Costs—Research and development costs are charged to expense as they are incurred.

Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109) (See Note 22).

Earnings Per Share—Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive (See Note 23). Options and nonvested stock awards to purchase shares of our Common Stock which were outstanding for the years ended June 30, 2007, 2006 and 2005, but were not included in the computation of diluted EPS because the options and nonvested stock awards would have been antidilutive are shown in the table below:

	June 30,
	2007	2006	2005
Number of Options	376,103	663,434	236,833

Option Price Range	$22.93 – $34.36	$22.90 – $34.36	$29.19 – $34.36

Stock-Based Compensation—On December 16, 2004, the Financial Accounting Standards Board (FASB) finalized SFAS 123(R), which amends SFAS 123 and supersedes APB 25 and requires that the cost of share-based payment transactions (including those with employees and non-employee directors) be recognized in the financial statements. Stock-based compensation costs prior to July 1, 2005 were accounted for by the Company under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permitted (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company previously accounted for its stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represented the excess, if any, of the quoted market price of the Company’s Common Stock at the grant date over the amount the grantee must pay for the stock.

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

Prior to the adoption of SFAS 123(R), had compensation costs for the Company’s equity compensation plans been determined based on the fair market value of the stock options and the nonvested stock, consistent with the provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 148), the Company’s net income and earnings per share for the year ended June 30, 2005 would have been reduced to the pro forma amounts below:

June 30,
2005
Net income, as reported	$12,931,371
Add back fair market value expense:
Non-employee option grants (1)	57,755
Add back intrinsic value expense:
Nonvested stock grants (2)	546,555
Deduct fair market value expense:
Non-employee option grants (1)	(57,755)
Nonvested stock grants (3)	(546,555)
Employee stock options (3)	(6,177,568)

Pro forma net income	$6,753,803

Earnings per share:
Basic—as reported	$1.13

Basic—pro forma	$0.59

Diluted—as reported	$1.06

Diluted—pro forma	$0.55

(1)	Amounts represent compensation expense determined under the fair market value method included in reported net income, net of related tax effect.
(2)	Amounts represent compensation expense determined under the intrinsic value method included in reported net income, net of related tax effects.
(3)	Amounts represent compensation expense if it had been determined under the fair market value based method for all awards, net of related tax effects.

Derivative Instruments and Hedging Activities—The Company recognizes all derivatives as either assets or liabilities in the balance sheet, depending on the Company’s rights or obligations under the applicable derivative contract, and measures those instruments at fair value. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (OCI), depending on if the derivative is designated as part of a hedge transaction and if so, the type of hedge transaction.

New Accounting Pronouncements—In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company’s adoption as of July 1, 2006 of SFAS 154 did not have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the impact the adoption of FIN 48 will have on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued SAB No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after the publication of SAB 108 (September 13, 2006). The Company’s adoption as of June 30, 2007 of SAB 108 did not have a material impact on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the Company’s 2009 fiscal year. The Company has not yet assessed the impact adoption of SFAS 159 will have on its financial position or results of operations.

In June of 2007, the FASB ratified the consensus reached by the EITF on Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). The scope of this Issue is limited to nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement. Nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have an alternative future use (in research and development projects or otherwise) should be recognized in accordance with the guidance in SFAS 2. Refundable advance payments for future research and development activities are excluded from the scope of this Issue. This Issue is effective for fiscal years beginning after December 15, 2007, the Company’s 2009 fiscal year, and interim periods within those fiscal years. This Issue applies prospectively to new contracts entered into on, or after, the effective date. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position or results of operations.

In June of 2006, the FASB ratified the consensus reached by the EITF on Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3). The scope of this Issue includes any tax assessed by a governmental authority that is imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. Disclosures required under this Issue should be applied retrospectively to interim and annual financial statements for all periods presented. This Issue applies to financial reports for interim and annual reporting periods beginning after December 15, 2006, the Company’s 2007 fiscal year. The Company incurs value added tax (VAT) on sales made by Kensey Nash Europe GmbH and excludes or presents on a net basis these taxes from revenues. The Company’s adoption of EITF 06-3 did not have a material impact on the Company’s financial position or results of operations.

2.	INVESTMENTS

Investments as of June 30, 2007 consisted primarily of high quality municipal obligations and one mutual fund. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets, and such portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Comprehensive Income) and realized gains and losses in other income.

The following disclosures are provided in accordance with the Emerging Issues Task Force Issue (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1), for securities that have a fair value below cost at the balance sheet dates but for which an other than temporary impairment has not been recognized for these financial statements.

The following is a summary of available-for-sale securities as of June 30, 2007 and 2006:

	June 30, 2007
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$24,968,445	$11,403	$(100,027)	$24,879,821
Mutual Fund	2,531,944	—	(168,280)	2,363,664

Total Investments	$27,500,389	$11,403	$(268,307)	$27,243,485

	June 30, 2006
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$19,595,914	$8,386	$(264,454)	$19,339,846
Mutual Fund	2,441,732	—	(187,211)	2,254,521
U.S. Corporate Obligations	686,000	—	(26,841)	659,159

Total Investments	$22,723,646	$8,386	$(478,506)	$22,253,526

The majority of the investments listed above as of June 30, 2007 have maturities ranging from less than one year to approximately two years. In addition, the Company has five municipal variable-rate demand obligations that have maturities ranging from 17 to 34 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis.

The investment securities shown below currently have fair values less than their amortized costs and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. As of June 30, 2007, there were approximately 21 out of 25 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment by category, as of June 30, 2007 were as follows:

	Loss < 12 months		Loss > 12 months		Total
Description	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$2,061,845	$(11,595)	$9,999,859	$(88,432)	$12,061,704	$(100,027)
Mutual Fund	—	—	2,363,664	(168,280)	2,363,664	(168,280)

Total Investments	$2,061,845	$(11,595)	$12,363,523	$(256,712)	$14,425,368	$(268,307)

3.	INVENTORY

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	June 30,
	2007	2006
Raw materials	$4,891,057	$5,825,062
Work in process	1,954,960	880,975
Finished goods	1,057,459	932,597

Gross inventory	7,903,476	7,638,634
Provision for inventory obsolescence	(511,360)	(440,766)

Inventory	$7,392,116	$7,197,868

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

4.	NEW FACILITY

During fiscal 2006, the Company completed the primary construction of and relocated its operations to a new 202,500 square foot facility. The total cost of the project, including land purchases, was approximately $49 million. The Company financed all construction of this facility from available cash on hand and the sale of liquid investments through most of the project term. In May 2006, the Company entered into a Secured Commercial Mortgage, secured by the building and land, which allows the Company to draw up to $35 million, $8 million of which is currently outstanding (See Note 14).

In conjunction with its move to its new facility, the Company abandoned previously occupied leased space, and thus, recorded accelerated depreciation and transition charges of $5.0 million related to leasehold improvement assets abandoned in fiscal 2006.

5.	SELECT CUSTOMER AGREEMENTS

St. Jude Medical, Inc.

The License Agreements—Under two License Agreements (one each for U.S. and foreign territories), St. Jude Medical has exclusive worldwide rights to manufacture and market all current and future versions of the Angio-Seal™ vascular closure device (the Angio-Seal). Under the license agreement the Company receives a 6% royalty on the sales price of every Angio-Seal™ unit sold by St. Jude Medical. As of June 30, 2007 approximately 9.4 million Angio-Seal units had been sold life-to-date.

The Component Supply Contract—In fiscal 2005, the Company executed a new supply contract with St. Jude Medical, which appointed the Company the exclusive supplier of 100% of the collagen sponge and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement. The contract expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for Company’s ongoing investments in collagen research and development. The Company recognized $543,000 of this $1.0 million during the period ended June 30, 2005 related to research and development work already performed. The remaining $457,000 was recorded as deferred revenue, with a balance of $290,775 remaining as of June 30, 2007, and is being recorded as revenue over the remaining period of the contract.

Orthovita, Inc.

In fiscal 2003, the Company entered into a development, manufacturing and supply agreement with Orthovita under which the Company develops and commercializes products based on Orthovita’s proprietary Vitoss® bone graft substitute material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, products are co-developed; the Company manufactures the products, and Orthovita markets and sells the products worldwide. Also under the Orthovita Agreement, the Company receives a royalty payment on all co-developed Vitoss Foam products based upon Orthovita’s total end-user net sales of such products.

The first royalty was earned in February 2004 when the first co-developed product was commercially launched by Orthovita. In addition, in a separate transaction, the Company acquired proprietary rights of a third party to the Vitoss technology. This acquisition entitled the Company to certain rights, including the economic rights, of the third party. These economic rights include a royalty on all products sold containing the VITOSS technology.

6.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments with high quality financial institutions and has established guidelines relative to diversification and maturities to maintain safety and high liquidity. No single component of the Company’s investment portfolio represented more than 18% or 11% of the total investments as of June 30, 2007 and 2006, respectively.

With respect to trade and royalty receivables, such receivables are primarily due from St. Jude Medical (31% and 88%, and 40% and 86% of total trade and royalty receivables, respectively, at June 30, 2007 and 2006) (See Note 5). The trade receivables due from two other customers, Arthrex and Orthovita, were approximately 19% and 17%, respectively, of trade receivables at June 30, 2007. If any of these customers’ receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company’s results of operations and financial condition. The Company performs ongoing credit evaluations on all of its customers’ financial conditions, but does not require collateral to support customer receivables.

7.	ACQUIRED PATENTS AND OTHER INTANGIBLE ASSETS

The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company’s inability to measure the recoverability of these costs when incurred. The entire cost of acquired patents and other intangible assets is being amortized over the remaining period of economic benefit, ranging from 2 to 14 years at June 30, 2007 (See Notes 8, 9 & 10). The gross carrying amount of such patents and other intangible assets at June 30, 2007 was $10,131,366, with accumulated amortization of $4,087,962 at such date. Amortization expense on these patents and other intangible assets was $845,976, $811,204 and $745,040 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Estimated amortization expense on these patents and other intangible assets for fiscal year 2008 through fiscal year 2012 is as follows:

Fiscal year ending June 30,	Amortization Expense
2008	$1,059,708
2009	1,091,894
2010	1,109,998
2011	1,103,025
2012	738,527

8.	CERTAIN PATENT AND PROPRIETARY RIGHTS AGREEMENTS

The Patent Acquisition Agreement

In November 1997, the Company entered into an agreement (the Patent Acquisition Agreement) to acquire a portfolio of puncture closure patents and patent applications, as well as the rights of the seller under a pre-existing licensing agreement. In addition, in September 2000 in conjunction with the acquisition of THM, the Company acquired a separate portfolio of patents related to its biomaterials business.

The costs of the Patent Acquisition Agreement and patents acquired as part of the THM acquisition are being amortized over the remaining periods of economic benefit, ranging from 2 to 9 years at June 30, 2007.

The Assignment Agreement

In August 2004, the Company acquired the intellectual property rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2,600,000 under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company receives a royalty from Orthovita on the sale of all Orthovita products containing the VITOSS technology, up to a total royalty to be received of $4,035,782. As of June 30, 2007, the Company had recognized cumulative royalty income of $1,625,190 under the Assignment Agreement and $2,410,592 was yet to be received. The entire cost of these proprietary rights is being amortized over the 60-month period the Company anticipates receiving the economic benefit in relation to the proprietary rights.

The Technology Purchase Agreement

In March 2005, the Company entered into an agreement to acquire patents and other proprietary rights from a pair of inventors (the Technology Purchase Agreement). The intellectual property and processing information acquired under the Technology Purchase Agreement is complimentary to and broadens the Company’s existing biomaterials intellectual property and materials processing knowledge platform. Under the Technology Purchase Agreement, the Company paid $250,000 for the patents upon execution of the agreement and is obligated to pay certain milestone payments and royalties upon achievement of certain product development and commercial launch goals for products that incorporate the acquired patent technology. The initial $250,000 purchase price of the patents will be amortized over the remaining period of economic benefit of such patents, currently estimated at approximately 13 years at June 30, 2007.

9.	ACQUISITION OF CERTAIN ASSETS OF INTRALUMINAL THERAPEUTICS, INC.

In May 2006, the Company acquired certain assets of IntraLuminal Therapeutics, Inc. (ILT), a company focused on the emerging market opportunity for the treatment of chronic total occlusions (“CTO”), for $8.0 million in cash plus acquisition costs of $197,384. Of the total $8.0 million purchase price, $1.0 million was escrowed for one year and was included as restricted cash on the balance sheet as of June 30, 2006.

The valuation of the purchase price allocation represents the estimated fair market value based on risk-adjusted cash flows related to the identifiable assets, with the excess of the cost over net assets acquired allocated to goodwill. Management is responsible for the valuation and considered a number of factors including internal and third party valuations and appraisals, when estimating fair value.

The following is a summary of the allocation, including net adjustments of $49,055 recognized since June 30, 2006:

Inventory	$240,314
Machinery, furniture and equipment	129,420
Intangible assets (patents, customer list and brand)	1,470,000
Excess of cost over net assets acquired (goodwill)	6,357,650

$8,197,384

The components of certain acquired intangible assets as of the acquisition date were as follows:

	Amount	Life
Customer List	$760,000	8 years
Patents	645,000	11 years
Brand	65,000	3 years

	$1,470,000

The gross carrying amount of the acquired intangible assets as of June 30, 2007 was $1,470,000. Amortization expense on the acquired intangible assets was $180,763 for the fiscal year ended June 30, 2007 and was included within research and development expense. Amortization expense on the acquired intangible assets is currently estimated at $175,303 and $173,497 for the fiscal years ending June 30, 2008 and 2009, respectively and $153,636 for each of the fiscal years ending June 30, 2010, 2011 and 2012.

The total amount of goodwill was $6.4 million and that amount is expected to be fully deductible for tax purposes.

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

10.	ACQUISITION OF CERTAIN ASSETS OF MACROPORE

In May 2007, the Company acquired certain assets of MacroPore, a leading developer of bioresorbable products targeted in spinal, craniofacial, and orthopaedic surgery applications, for approximately $3.2 million cash. The Company incurred related acquisition costs of $125,690 as of June 30, 2007.

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

The following is a summary of the allocation:

Inventory	$56,535
Machinery, furniture and equipment	574,482
Intangible asset (customer relationship)	1,640,000
Excess of cost over net assets acquired (goodwill)	1,029,673

$3,300,690

The business unit acquired by the Company encompasses the manufacturing of six bioresorbable product lines, which are sold exclusively to a leading orthopaedic device company for worldwide distribution. As such, the identified intangible asset (customer relationship) of $1,640,000 as of June 30, 2007 is being amortized over the five-year term of the manufacturing, development and supply agreement with this company.

The gross carrying amount of the acquired intangible asset at June 30, 2007 was $1,640,000. Amortization expense on the acquired intangible assets was $27,333 for the fiscal year ended June 30, 2007 and is included within General and administrative expense. Amortization expense on the acquired intangible assets is currently estimated at $328,000 for each of the fiscal years ending June 30, 2008 through 2011 and $300,667 for the fiscal year ending June 30, 2012.

The acquisition has been accounted for under the purchase method of accounting and MacroPore’s results of operations are included in those of the Company since the date of acquisition.

11.	GOODWILL

The Company accounts for goodwill under the provisions of SFAS 142. Under SFAS 142, goodwill is not amortized but is subject to annual impairment tests. The Company has established its annual impairment testing date as June 30th of each fiscal year. The most recent tests in fiscal 2007, 2006 and 2005 indicated that goodwill was not impaired.

The net carrying amount of goodwill increased for the year ended June 30, 2007 from June 30, 2006 by approximately $1.0 million, related to the acquisition of certain assets of MacroPore and additional costs and allocations related to the acquisition of certain assets of ILT (See Notes 9 & 10). This amount is expected to be fully deductible for tax purposes. The following table indicates the Company’s total goodwill balances as of the dates presented:

Goodwill
Balance as of June 30, 2006	$9,627,200
Acquisition of certain assets of MacroPore	1,029,673
Acquisition of certain assets of ILT—additional costs and allocations	14,753

Balance as of June 30, 2007	$10,671,626

12.	ACCRUED EXPENSES

As of June 30, 2007 and 2006, accrued expenses consisted of the following:

	June 30, 2007	June 30, 2006
Accrued payroll and related compensation	$1,477,606	$888,730
Accrued new facility costs	—	1,176,602
Other	990,556	888,747

Total	$2,468,162	$2,954,079

13.	LEASES

At June 30, 2007, the Company did not have any non-cancelable lease obligations.

Rent expense for operating leases consisted of rent for the Company’s Eschborn, Germany location and previously occupied leased space in Exton, Pennsylvania that was abandoned in fiscal 2006 as a result of the transition to the Company’s newly owned facility. Rent expense for the fiscal years ended June 30, 2007, 2006, and 2005 was approximately $13,000, $765,000, and $986,000, respectively.

14.	DEBT

Secured Commercial Mortgage—On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage provides the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the Draw Period) and is secured by the Company’s facility and land located at 735 Pennsylvania Drive, Exton, Pennsylvania 19341. On May 25, 2006, the Company took an $8 million advance under the Mortgage that bears interest at LIBOR plus 0.82% Loan Credit Spread. The Company intends on taking the additional $27 million in proceeds on or before November 25, 2007.

Under the Mortgage, the Company is required to pay interest only on the outstanding principal amount during the Draw Period. After the Draw Period, and beginning December 25, 2007, the Company shall pay principal and interest based on a twenty-five year straight-line amortization schedule.

The Mortgage contains various conditions to borrowing, and affirmative, restrictive and financial maintenance covenants. Certain of the more significant covenants require the Company to maintain a Minimum Fixed Charge Coverage Ratio of EBITDA (as defined in the Mortgage) to debt service equal to or greater than 1.50—to- 1.0; and an interest rate hedge of at least fifty percent of the outstanding principal balance of the

Mortgage through an interest rate protection product reasonably acceptable to Citibank, F.S.B. As of June 30, 2007, the Company was in compliance with its affirmative, restrictive and financial maintenance covenants.

Interest Rate Swap Agreement—In order to hedge its interest rate risk under the Mortgage, the Company also entered into a $35 million aggregate ten-year fixed interest rate swap agreement (the “Swap”) with Citibank, N.A. The Company is using the Swap as a cash flow hedge of the Company’s interest payments under the Mortgage. The Swap converts the variable LIBOR portion of the mortgage payments to a fixed rate of 6.44% (5.62% fixed interest rate plus 0.82% Loan Credit Spread). If the critical terms of the Swap or the hedge item do not change, the Swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of June 30, 2007 and 2006, respectively, the fair value of the Swap was in an unrealized loss position of $298,350 ($196,911, net of tax) and $85,834, and was included in accumulated other comprehensive loss on the consolidated balance sheet.

Fair Value of Interest Rate Swap—The Company has designated the Swap as a cash flow hedge. As such, we are required to record the fair value of the Swap and perform a mark-to-market adjustment at the end of each period. The fair value of the Swap is obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the creditworthiness of the counterparties.

Cash Flow Hedge—The Swap is classified as a cash flow hedge due to the hedging of forecasted interest rate payments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, No. 138 and No. 149 and is recorded in the Consolidated Balance Sheet at fair value.

The Company’s objective and strategy for undertaking the Swap was to hedge its exposure to variability in cash flows and interest expense associated with the future interest rate payments under the secured commercial mortgage and to reduce the Company’s interest rate risk in the event of an unfavorable interest rate environment.

The effective portion of the Swap gains or losses, due to changes in fair value, are recorded as a component of OCI and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Company utilizes the Hypothetical Derivative Method in determining hedge effectiveness each period. Transactions that would cause ineffectiveness and result in the Company reclassifying the ineffective portion into current earnings would include the prepayment of the Secured Commercial Mortgage and/or the Company’s election of the Prime interest rate option on any draw under the Company’s secured commercial mortgage. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the fiscal year ended June 30, 2007, no amount was recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The amount reported as an unrealized loss on interest rate swap in the accumulated OCI account within stockholders’ equity represents the net unrealized loss on the Swap, which has been designated as a cash flow hedge. The Company does not anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions occur.

The Company did not have any derivative instruments during the fiscal year ended June 30, 2005.

15.	PREFERRED STOCK

The Company has an authorized class of undesignated Preferred Stock consisting of 100,000 shares with a $.001 par value. The Board of Directors may authorize the issuance of Preferred Stock, which ranks senior to the Common Stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights, which could adversely affect the voting power of the holders of Common Stock. At June 30, 2007 and 2006, no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock.

16.	STOCK REPURCHASE PROGRAM

From time to time, the Company has made repurchases of its stock, as authorized by various programs established by the Company’s Board of Directors. As of June 30, 2007, there were 266,867 shares remaining for repurchase under the most recently authorized program for up to 400,000 shares to be repurchased, which does not have an expiration date. During the quarter ended June 30, 2007, the Company repurchased and retired 10,000 shares of Common Stock at a cost of $238,000, or an average market price of $23.80 per share, using available cash.

For the year ended June 30, 2006, the Company repurchased and retired 20,000 shares of Common Stock at a cost of $441,000, or an average market price of $22.05 per share, using available cash.

For the year ended June 30, 2005, the Company repurchased and retired 303,000 shares of Common Stock at a cost of approximately $7.9 million, or an average market price of $25.99 per share, using available cash.

17.	STOCK-BASED COMPENSATION

Effective July 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified prospective approach and now accounts for stock-based compensation applying the fair value method for expensing stock options, nonvested stock awards and cash settled stock appreciation rights. Accordingly, total stock-based compensation expense was $2,895,464 and $2,358,848 for the years ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation costs was $984,458 and $802,008 for the years ended June 30, 2007 and 2006, respectively. Compensation expense related to stock-based awards is classified in the statement of operations within the same line items as salary expense and is recorded over the awards’ relevant vesting period. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of general and administrative expense.

The Company has an Employee Incentive Compensation Plan (the “Employee Plan”), for officers, non-employee directors and employees of the Company to reward individuals who have contributed or are being hired to contribute to the growth and success of the Company. As of June 30, 2007, the total number of shares authorized for issuance under the Employee Plan was 4,350,000, of which options to purchase a total of 1,859,985 shares of the Company’s Common Stock at a weighted average exercise price of $18.56 were outstanding, 105,035 nonvested stock awards were outstanding, options to purchase a total of 2,038,988 shares of the Company’s Common Stock had previously been exercised/issued, and 345,992 shares remained available for new awards under the Employee Plan.

On December 6, 2006, the Company held its 2006 Annual Meeting of Stockholders at which the Stockholders considered and approved the Company’s Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the “Amended Plan”). The Amended Plan became effective immediately upon the stockholders’ approval.

The Amended Plan authorized an additional 300,000 shares of the Company’s Common Stock for issuance, of which only 75,000 shares may be issued as nonvested stock, bonus stock or stock-based awards other than stock options or stock appreciation rights. As of June 30, 2007, there were 265,883 shares remaining for issuance under the Amended Plan and 50,833 shares remaining to be issued as nonvested stock, bonus stock, or stock-based awards.

The Company also has a Non-employee Directors’ Stock Option Plan (the “Directors’ Plan”). As of June 30, 2007 a total of 410,000 shares were authorized for issuance under the Directors’ Plan of which nonqualified options to purchase a total of 327,500 shares of the Company’s Common Stock at a weighted average exercise price of $20.12 were outstanding, and options to purchase a total of 82,500 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. As a result, no shares remained available for new awards under the Directors’ Plan. Awards previously granted under the Directors’ Plan are now granted under the Employee Plan.

Each non-employee director receives an initial grant of options to purchase 5,000 shares of Common Stock upon his appointment to the Board of Directors, exercisable at the fair market value of such shares on the date of grant. In consideration for service on the Board of Directors, on the date of each annual meeting of the stockholders of the Company, each non-employee director who is elected, re-elected, or continues to serve as a director because his term has not expired, receives an option to purchase 7,500 shares of Common Stock, exercisable at the fair market value of such shares on the date of grant. In addition, each non-employee director who serves on a committee, as of the date of the annual meeting, receives an additional option to purchase 1,500 shares of Common Stock, exercisable at the fair market value of such shares on the date of grant. Each committee member is only entitled to a single such option to purchase 1,500 shares, even if he serves on multiple committees. The Chairman of the Board receives one-and-one-half times the standard non-employee director awards for continuation of service (options to purchase 11,250 shares of Common Stock); he does not receive any additional shares for serving on committees. In addition, additional grants of options may be made, from time to time, as determined by the Compensation Committee of the Board of Directors.

Stock Options

Stock options have been granted to employees and members of the Board of Directors of the Company, as well as non-employee outside consultants. Fair value is calculated under the Black-Scholes option-pricing model. For the years ended June 30, 2007 and 2006, the Company recognized expense of $877,947 and $960,387, respectively, related to stock options. As of June 30, 2007, there was $1,004,961 of unrecognized compensation costs related to unvested stock options granted under the two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.01 years. The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005, was $5,011,216, $3,096,377, and $3,154,569, respectively.

A summary of the stock option activity under both plans for the fiscal years ended June 30, 2007, 2006 and 2005, is as follows:

	Employee Plan				Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Weighted Avg Remaining Contractual Term	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Weighted Avg Remaining Contractual Term
Balance at June 30, 2004	2,092,472	14.91			294,000	17.03
Granted	305,500	22.88			54,000	32.00
Cancelled	(12,947)	24.03			—	—
Exercised	(189,067)	12.86			(7,000)	12.00

Balance at June 30, 2005	2,195,958	16.85	$30,245,448	5.91	341,000	19.50	$3,756,310	6.63

Granted	163,750	28.09			19,500	23.45
Cancelled	(25,916)	26.98			—	—
Exercised	(187,685)	14.64			(23,500)	14.58

Balance at June 30, 2006	2,146,107	17.78	$26,213,844	5.34	337,000	20.07	$3,311,342	6.04

Granted	14,900	28.57			—	—
Cancelled	(23,713)	27.74			—	—
Exercised	(277,309)	12.28			(9,500)	18.57

Balance at June 30, 2007	1,859,985	18.56	$17,478,258	4.72	327,500	20.12	$2,471,815	5.10

Shares vested + expected to vest	1,851,232	18.51	$17,470,592	4.70	326,460	20.11	$2,468,321	5.09

Exercisable portion	1,753,016	17.97	$17,382,940	4.51	314,500	19.98	$2,428,135	4.97

Available for future grant	345,992				—

Weighted-average fair value of options granted during the year ended June 30,
2005	$11.38				$13.13

2006	$11.87				$9.71

2007	$12.60				$—

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Options are exercisable over a maximum term of ten years from the date of grant and typically vest over periods of zero to three years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding; the terms given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant. The assumptions used to calculate the fair value of options under the Directors’ Plan and Employee Plan using the Black-Scholes option-pricing model are set forth in the following table:

	Year Ended June 30,
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility
Employee Plan	35%	35%	35%
Directors’ Plan	—	35%	35%
Risk-free interest rate
Employee Plan	4.496% – 5.047%	4.20%	3.71%
Directors’ Plan	—	4.40%	3.78%
Expected lives:
Employee Plan	6.52	6.16	6.02
Directors’ Plan	—	5.83	6.07

The following table summarizes significant option groups outstanding under both the Employee and Directors’ plans as of June 30, 2007 and related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number at June 30, 2007	Remaining Contractual Life	Wghtd Avg Exercise Price	Number at June 30, 2007	Wghtd Avg Exercise Price
$7.625 – $14.510	1,044,594	2.93	$11.99	1,044,594	$11.99
$14.580 – $27.800	766,814	6.14	21.28	718,319	21.10
$28.230 – $34.360	376,077	7.37	32.61	304,603	33.21

	2,187,485			2,067,516

Accelerated Vesting of Stock Options—On April 27, 2005, the Company’s Board of Directors approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $27.35 per share (the share price on the date of acceleration) that were previously awarded to the Company’s employees, including its executive officers and other management, under its equity compensation plans. The acceleration of vesting was effective for these stock options outstanding as of May 4, 2005. Options to purchase 547,815 shares of Common Stock (of which options to purchase 431,000 shares were held by executive officers and other management), or 47% of the shares underlying the Company’s outstanding unvested options were subject to the acceleration. The stock option acceleration did not have an immediate dilutive effect on our earnings per share as the majority of the employee group has a historical expected option term of approximately 6 years. Compensation expense that would have been recorded over a weighted average period of 2.12 years after the adoption of SFAS 123(R) absent the accelerated vesting, was approximately $5.2 million, or $3.7 million net of related tax effects, of which $4.2 million, or $3.0 million net of related tax effects, was related to stock options held by executive officers and directors. The purpose of the acceleration was to enable the Company to decrease future recognized compensation expense associated with options upon adoption of SFAS 123(R).

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers and certain other management of the Company. Nonvested shares granted to executive officers, management and non-employee members of the Board of Directors usually are referred to as restricted shares, but SFAS 123(R) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. For the fiscal years ended June 30, 2007, 2006 and 2005 the Company recognized expense of $1,575,546, $1,398,461, and $764,627, respectively, related to nonvested stock awards. As of June 30, 2007, there was an estimated $1,995,551 of unrecognized compensation costs related to nonvested stock awards granted under the Company’s two equity compensation plans. That cost is expected to be recognized over a weighted average period of 1.40 years. The total fair value of shares vested during the years ended June 30, 2007, 2006, and 2005, was $1,540,228, $529,832, and $462,225, respectively.

During fiscal year 2005, the Company granted shares of nonvested Common Stock to the non-employee members of the Board of Directors and to executive officers. In addition, as part of a shift in focus of the Company’s equity compensation program from stock options to nonvested stock, the Company granted shares of nonvested Common Stock to other management of the Company during the years ended June 30, 2007 and 2006.

Shares granted to non-employee members of the Board of Directors prior to December of 2005 vested in three equal annual installments, contingent upon the Company’s achievement of certain earnings-per-share targets, Company Common Stock price targets and continued service of the board member on each anniversary of the date of grant. Beginning with the December 2005 nonvested stock grants, all grants awarded to non-employee members of the Board of Directors vest solely on continuation of service and are no longer subject to performance measures; all other attributes of the grants remain the same as described above. Previously awarded nonvested stock grants will remain subject to the original provisions that were in effect at the time of grant.

The shares granted to executive officers and other management vest in three equal annual installments based solely on continued employment with the Company. Unvested shares are forfeited upon termination of service on the Board of Directors or employment, as applicable.

The following table outlines nonvested stock awards for the fiscal years ended June 30, 2007, 2006 and 2005:

	Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2004	11,580	$21.93
Granted:
Non-employee Directors	12,000	32.00
Executive officers	55,500	27.59
Issued:
Non-employee Directors	(3,864)	21.93
Executive officers	(10,667)	27.43
Cancelled:
Non-employee Directors	—	—
Executive officers	—	—

Balance June 30, 2005	64,549	27.76

Granted:
Non-employee Directors	13,000	23.45
Executive officers & management	93,547	30.22
Issued:
Non-employee Directors	(1,932)	23.97
Executive officers & management	(18,502)	26.13
Cancelled:
Non-employee Directors	(5,940)	28.72
Executive officers & management	(900)	30.40

Balance June 30, 2006	143,822	29.17

Granted:
Non-employee Directors	24,117	29.65
Executive officers & management	1,750	27.47
Issued:
Non-employee Directors	(6,261)	22.98
Executive officers & management	(49,388)	29.23
Cancelled:
Non-employee Directors	(5,922)	23.56
Executive officers & management	(3,083)	29.69

Balance June 30, 2007	105,035	$29.90

Weighted-average fair value of nonvested stock awards granted during the year ended June 30,
2005	$28.92

2006	$29.43

2007	$29.50

Cash Settled Stock Appreciation Rights

During the fiscal year ended June 30, 2007 the Company granted cash-settled stock appreciation rights (SARs) awards to eligible employees. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a specified number of shares of the Company’s Common Stock over the award’s exercise price. The per-share exercise price of a SAR is equal to the closing market price of a share of the Company’s Common Stock on the date of grant. For the year ended June 30, 2007, the Company recognized expense of $441,971 related to outstanding/awarded SARs. As of June 30, 2007, there was an estimated $1,303,119 of unrecognized compensation costs related to SARs. The cost, remeasured at each reporting period until the award is settled, is expected to be recognized over a weighted average period of 2.25 years. As of June 30, 2007, no cash settled SARs had vested and as such, no share-based liabilities were paid.

The following table outlines cash-settled SAR awards for the year ended June 30, 2007.

	Shares	Weighted Average Price Per Share
Balance June 30, 2006
Granted	307,060	$30.38
Cancelled	(15,120)	29.88

Balance June 30, 2007	291,940	$30.41

Weighted-average fair value of cash-settled
SARs granted during the twelve months ended June 30, 2007	$8.80

The fair value of each SAR grant was estimated using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. SARs are exercisable over a maximum term of five years from the date of grant and vest over a period three years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate SAR employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of cash-settled stock appreciation rights has been determined in accordance with Question 6 of SEC SAB 107 Topic 14.0.2, “Expected Term” until such time that historical exercise behavior can be established. The risk-free rate for periods within the contractual life of the SAR is based on U.S. treasuries with constant maturities.

Year Ended June 30, 2007
Dividend yield	0%
Expected volatility	35%
Risk-free interest rate	4.503% – 4.997%
Expected lives	2.85 – 3.5

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

18.	SEGMENT REPORTING

Operating segments are identified as components of an enterprise, about which separate discrete financial information is available for evaluation by the chief operating decision-making group in making decisions regarding how to allocate resources and assess performance. Based on the criteria established by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131), the Company’s operations and products have been aggregated into a single reportable segment since they have similar economic characteristics, production processes, types of customers and distribution methods.

The Company’s primary products are all medical devices and include biomaterials products and endovascular devices. With respect to biomaterials products, the Company designs and/or manufactures and markets various absorbable polymer and collagen products. These products are used in numerous applications including orthopaedic, cardiology, drug/biologics delivery, periodontal, general surgery and wound care. With respect to endovascular products, the Company currently designs, manufactures, markets and sells thrombectomy and chronic total occlusion devices, and prior to July 10, 2007, designed, manufactured, marketed and sold embolic protection devices. In 2005, the Company received research and development revenue under certain research and development contracts or grants. The Company also receives royalty revenue primarily from the sale of Angio-Seal units by St. Jude Medical and from the sales of Vitoss Foam products by Orthovita. Net sales by product line and a reconciliation to total revenue is as follows:

	Fiscal Year Ended
	2007	2006	2005
Biomaterials	$41,116,112	$36,698,841	$39,852,946
Endovascular	3,786,257	1,179,213	516,507

Net Sales	44,902,369	37,878,054	40,369,453
Research and development	—	—	253,292
Royalty income	24,592,076	22,518,697	20,753,169

Total Revenue	$69,494,445	$60,396,751	$61,375,914

For the years ended June 30, 2007, 2006 and 2005, revenues from St. Jude Medical, Arthrex and Orthovita represented the following percentages of total revenues to the Company:

	Percentage of Total Revenue for the Year Ended June 30,
	2007	2006	2005
St. Jude Medical:
Net sales	25%	25%	27%
Royalty Income (see Note 5)	30%	32%	30%
Arthrex:
Net sales	16%	22%	21%
Orthovita:
Net sales	8%	5%	12%
Royalty Income (see Note 5)	5%	5%	4%

The Company’s revenues from external customers are categorized geographically below. Revenues are attributed to a country based on the location of the customer. The company’s business is not dependent on foreign operations. No one country other than the U.S. represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.:

	Revenues for the Year Ended June 30,
	2007	2006	2005
United States	$67,983,638	$59,844,909	$60,182,383
Other foreign countries	1,510,807	551,842	1,193,531

Total	$69,494,445	$60,396,751	$61,375,914

19.	CERTAIN COMPENSATION AND EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its officers. These employment agreements provide for aggregate annual base salaries of $791,600 for fiscal 2008.

20.	RETIREMENT PLAN

The Company has a voluntary 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total salaried compensation, for all employee contributions. Employer contributions to the 401(k) plan for fiscal years ended June 30, 2007, 2006, and 2005 were $477,603, $418,943, and $348,538, respectively.

21.	OPPORTUNITY GRANT

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania. This grant was awarded to the Company for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant is conditioned upon the following: (1) the Company will create 238 full-time jobs within five years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company will invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company will operate at its new facility for a minimum of five years from the date of occupancy, December 2005. The Company received the cash payment of $500,000 in its third quarter of fiscal 2005.

The revenue recognized as a component of Other Income related to this grant was $81,081 for each of the fiscal years ended June 30, 2007 and 2006 and $54,054 for the fiscal year ended June 30, 2005. Remaining revenue from this opportunity grant is estimated at $283,784.

The Company believes that its recent decision to discontinue the embolic protection platform may impact the job creation requirementunder the grant program. The Company has formally requested an extension of or exception to this requirement from the Department of Community and Economic Development of the Commonwealth of Pennsylvania and is waiting for a final response. Unless and until the Company receives an exception or waiver, the remaining revenue will not be recognized.

22.	INCOME TAXES

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

As a result of Congressional approval of an extension of the Research and Experimentation (R&E) Tax Credit, the Company recorded retroactive adjustments to its tax provision during the second quarter ended December 31, 2006.The Company continues to record research and development tax credits as a component of its current tax provision related to its ongoing performance of qualified research and development. The Company recorded tax credits of $512,963, $528,017, and $493,536 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Earnings before income taxes earned within or outside the United States are shown below:

	June 30,
	2007	2006	2005
United States	$4,405,418	$4,551,916	$18,086,184
Foreign	15,149	4,218	4,673

Net income before income taxes	$4,420,567	$4,556,134	$18,090,857

The Provision for income taxes is composed of the following:

	June 30,
	2007	2006	2005
Taxes on U.S. earnings
Federal
Current	$1,623,036	$1,409,277	$3,316,836
Deferred	(840,771)	(572,254)	1,841,061
Taxes on foreign earnings
Deferred	5,151	1,434	1,589

Total income tax expense	$787,416	$838,457	$5,159,486

The differences between the Company’s income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:

	June 30,
	2007	2006	2005
Net income before income taxes	$4,420,567	$4,556,134	$18,090,857

Tax provision at U.S. statutory rate	1,502,992	1,549,086	6,150,891
Reconciliation to actual tax rate:
Non-deductible meals and entertainment	47,324	36,910	20,668
Research and development credits	(512,963)	(528,017)	(493,536)
Domestic production deduction	—	(10,142)	—
Non-taxable municipal bond interest income	(260,661)	(233,178)	(432,418)
Other	10,724	23,798	(86,119)

Income tax expense	$787,416	$838,457	$5,159,486

Current income tax expense	$1,623,036	$1,409,277	$3,316,836

Deferred income tax (benefit) expense	$(835,620)	$(570,820)	$1,842,650

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,
	2007		2006
	Current	Noncurrent	Current	Noncurrent
Deferred Tax Asset:
Accrued vacation	$85,210	$—	$131,584	$—
Accrued bonus	78,200	—	4,760	—
Basis difference—patents & proprietary rights	—	292,231	—	205,546
Inventory	393,741	—	402,124	—
Goodwill—THM Acquisition	—	757,284	—	1,152,169
Stock Options	367,017	367,017	319,898	—
Nonvested Stock Awards	386,599	—	395,999	—
Opportunity Grant Income	—	96,487	—	124,054
Other	222,082	—	174,614	—

	1,532,849	1,513,019	1,428,979	1,481,769
Research and development credits	1,024,246	—	384,042	—
AMT Tax Credit	—	277,790	—	277,700
NOL carryforwards	719,820	4,021,359	106,138	2,637,360

	3,276,915	5,812,168	1,919,159	4,396,829
Less valuation allowance	—	(3,954,000)	—	(2,637,360)

Deferred tax asset	3,276,915	1,858,168	1,919,159	1,759,469

Deferred Tax Liability:
Basis difference—fixed assets	—	(2,853,562)	—	(2,282,956)
Prepaid insurance	(119,181)	—	(69,646)	—
Other	(6,384)	—	—	—

Deferred tax liability	(125,565)	(2,853,562)	(69,646)	(2,282,956)

Net Deferred Tax Asset (Liability)	$3,151,350	$(995,394)	$1,849,513	$(523,487)

A portion of the Company’s deferred tax asset is offset by a valuation allowance relating to state NOL carryforwards due to restrictions imposed and uncertainty surrounding its use. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more than likely will be realized. At June 30, 2007, the Company had a Federal NOL carryforward of approximately $2.0 million, a state NOL carryforward totaling $60.0 million, which will expire through 2027. The Company has recorded a full valuation allowance against the state net operating losses of $60.0 million. In addition, the Company has a foreign NOL carryforward of $297,022 at June 30, 2007, which will not expire.

23.	EARNINGS PER SHARE

The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator.

	Year Ended June 30, 2007
	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$3,633,151	11,773,317	$0.31

Effect of Dilutive Securities
Options & nonvested stock	—	807,209

Diluted EPS
Income available to common shareholders including assumed conversions	$3,633,151	12,580,526	$0.29

	Year Ended June 30, 2006			Year Ended June 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$3,717,677	11,493,558	$0.32	$12,931,371	11,412,025	$1.13

Effect of Dilutive Securities
Options & nonvested stock	—	825,783		—	772,924

Diluted EPS
Income available to common shareholders including assumed conversions	$3,717,677	12,319,341	$0.30	$12,931,371	12,184,949	$1.06

24.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations of the Company for the years ended June 30, 2007 and 2006 are presented below:

	Year Ended June 30, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$16,271,335	$17,292,054	$18,952,100	$16,978,958
Operating costs and expenses	$14,311,230	$15,507,769	$15,788,127	$20,103,674
Net income (loss)	$1,427,819	$1,579,162	$2,370,943	$(1,744,772)
Basic earnings (loss) per share	$0.12	$0.13	$0.20	$(0.15)
Diluted earnings (loss) per share	$0.11	$0.13	$0.19	$(0.15)

	Year Ended June 30, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$12,726,172	$13,626,965	$15,675,525	$18,368,090
Operating costs and expenses	$13,556,070	$14,492,880	$13,482,126	$15,363,475
Net income (loss)	$(182,752)	$(555,860)	$1,787,634	$2,668,656
Basic earnings (loss) per share	$(0.02)	$(0.05)	$0.16	$0.23
Diluted earnings (loss) per share	$(0.02)	$(0.05)	$0.15	$0.21

Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

25.	DISCONTINUANCE OF EMBOLIC PROTECTION PLATFORM

On July 10, 2007, the Company announced that it had ceased all activities on its embolic protection platform (this includes the TriActiv® FX and ProGuard™ product line), including the PROGUARD clinical trial, product manufacturing, sales and marketing, and research and development activities. The strategic decision was made to reduce costs, provide for better resource allocation for both the Company’s endovascular and biomaterials businesses and allow the Company’s sales force to focus more on the Company’s thrombectomy and chronic total occlusion platforms. The Company believes that the changing embolic protection market dynamics are negative, particularly in the carotid market, and the cost to participate effectively in these markets are too high to warrant further investment. The Company believes the discontinuance of the embolic protection platform will allow the sales personnel to better focus their efforts on the thrombectomy and chronic total occlusion products and produce a higher return on invested time in each account.

The Company has and expects to recognize asset impairment and other related charges totaling approximately $5.3 million before taxes. These charges include cash charges primarily related to severance, clinical trial and other contract termination costs totaling approximately $0.7 million in aggregate. These charges also include non-cash charges totaling approximately $4.6 primarily related to abandonment of inventory and machinery and equipment. Of the approximately $5.3 million in charges, approximately $4.7 million (including $4.6 million of non-cash asset impairment charges and $0.1 million of cash charges) has been recorded in the fourth quarter ending June 30, 2007, and the remainder is expected to be recognized in the first fiscal quarter of 2008. These charges have and will be presented within the Company’s results from continuing operations as depicted in the below table:

June 30, 2007
Net Sales (customer credits)	$356,261
Operating costs and expenses:
Cost of products sold	3,391,326
Research and development	728,701
Sales and marketing	86,777
General and administrative	120,034

$4,683,099

Severance Charges

The decision was communicated to affected employees on July 10, 2007, which resulted in a net reduction of 10 personnel with employee severance costs of approximately $0.2 million. Such severance costs will be recognized in the Company’s financial statements for the Company’s first quarter of fiscal 2008, ending September 30, 2007.

Asset Impairment Charges

The Company, in its fourth quarter fiscal 2007 financial statements recorded pre-tax charges for the abandonment of certain embolic protection machinery and equipment of approximately $1.3 million. The Company also recorded inventory and other related embolic protection charges of approximately $3.0 million. In addition, charges of approximately $0.3 million for PROGUARD clinical trial assets were incurred.

Contract Termination Charges

During the fourth quarter of fiscal 2007, the Company incurred pre-tax charges of approximately $0.1 million for contract termination and other embolic protection related charges. The remaining contract termination costs of approximately $0.4 million, including $0.2 million in clinical trial cancellation fees, will be recognized in fiscal 2008. Cash charges related to contract termination and other embolic protection related charges are estimated to be approximately $0.5 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of fiscal 2007, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of June 30, 2007, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

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

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This audit report appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kensey Nash Corporation

Exton, Pennsylvania

We have audited the internal control over financial reporting of Kensey Nash Corporation and subsidiaries (the “Company”) as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2007 of the Company and our report dated September 12, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

September 12, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information under the captions “Proposal 1—Election of Directors,” “—Nominees,” “—Other Directors,” “—Board Committees,” “—Executive Officers,” “—Corporate Governance Policies and Procedures,” and “—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders scheduled to be held on December 5, 2007 (the 2007 Proxy Statement), which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2007, or October 28, 2007, pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to the information under the caption “Proposal 1—Election of Directors—Director Compensation” and “—Executive Compensation” in the 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Stockholders,” and “—Equity Compensation Plan Information” in the 2007 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Certain Transactions” in the 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption “Proposal 2—Ratification of Appointment of Auditors—Independent Auditor Fees” in the 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)	CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Incorporated by reference to Item 8 of this Report on Form 10-K.

15(b)	FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not required, are not applicable or the information is scheduled in our financial statements or notes thereto.

15(c)	EXHIBITS

Exhibit #	Description
2.1	Asset Purchase Agreement dated September 1, 2000 by and among Kensey Nash Corporation, THM Acquisition Sub, Inc., THM Biomedical, Inc. and the stockholders of THM Biomedical, Inc. (8)

3.1	Amended and Restated Certificate of Incorporation of Kensey Nash Corporation (1)

3.2	Second Amended and Restated Bylaws of Kensey Nash Corporation (11)

4.1	Specimen stock certificate representing Kensey Nash Corporation common stock (1)

10.1	Kensey Nash Corporation Fifth Amended and Restated Employee Incentive Compensation Plan and form of Stock Option Agreement† (5)

10.2	Kensey Nash Corporation Fourth Amended and Restated Nonemployee Directors’ Stock Option Plan and form of Stock Option Agreement† (3)

10.3	Form of Directors’ Indemnification Agreement (1)

10.4	Employment Agreement dated June 27, 2007, by and between Kensey Nash Corporation and Joseph W. Kaufmann† (10)

10.5	Employment Agreement dated May 11, 2006, by and between Kensey Nash Corporation and Wendy F. DiCicco, CPA† (8)

10.7	Employment Agreement dated June 27, 2007, by and between Kensey Nash Corporation and Douglas G. Evans, P.E.† (10)

10.10	License Agreement (United States) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products Corporation (assumed by St. Jude Medical) (1)

10.11	License Agreement (Foreign) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products Corporation (assumed by St. Jude Medical) (1)

10.12	Tenant Lease dated November 19, 1996, by and between Kensey Nash Corporation and Marsh Creek Associates One and Lease Amendment dated January 3, 2000 (4)

10.14	Amendment to the Development and Distribution Agreement dated February 28, 2005 between Kensey Nash Corporation and Orthovita, Inc. (6)

10.15	Supply Agreement, dated June 15, 2005, by and between Kensey Nash Corporation and St. Jude Medical, Daig Division, Inc. (7)

10.16	Secured Commercial Mortgage, dated May 25, 2006, between Kensey Nash Corporation and Citibank, F.S.B. (9)

Exhibit #	Description
10.17	Swap Agreement, dated May 24, 2006, between Kensey Nash Corporation and Citibank, N.A. (9)
10.18	Form of Stock Option Agreement† (2)

10.19	Form of [Cash Settled] Stock Appreciation Rights Agreement† (2)

21.1	Subsidiaries of Kensey Nash Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-1, Registration No. 33-98722.
(2)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Current Report on Form 8-K filed with the SEC on December 6, 2006.
(3)	This exhibit is incorporated by reference to Exhibit 4.5 in our Registration Statement on Form S-8, Registration No. 333-71050.
(4)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-3, Registration No. 333-35494.
(5)	This exhibit is incorporated by reference to Exhibit Number 10.1 in our Current Report on Form 8-K filed with the SEC on December 12, 2006.
(6)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
(7)	This exhibit is incorporated by reference to Exhibit Number 10 in our Current Report on Form 8-K filed with the SEC on June 21, 2005.
(8)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Annual Report on Form 10-K for the annual period ended June 30, 2006.
(9)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Current Report on Form 8-K filed with the SEC on June 1, 2006.
(10)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Current Report on Form 8-K filed with the SEC on July 3, 2007.
(11)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of September 2007.

KENSEY NASH CORPORATION

By:	/s/ WENDY F. DICICCO, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of September 2007.

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