Form 10-Q
period 2007-09-30
KENSEY NASH CORP
filed 2007-11-09
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007

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

As of October 31, 2007, there were 12,255,362 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED SEPTEMBER 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,007,770	$7,087,969
Investments (See Note 2)	29,858,474	27,243,485
Trade receivables, net of allowance for doubtful accounts of $17,629 and $8,219 at September 30, 2007 and June 30, 2007, respectively	5,501,086	6,220,727
Royalties receivable	6,070,315	6,080,841
Other receivables (including approximately $132,000 and $11,000 at September 30, 2007 and June 30, 2007 , respectively, due from employees)	1,113,855	718,528
Inventory (See Note 3)	8,893,499	7,392,116
Deferred tax asset, current portion	3,564,652	3,151,350
Prepaid expenses and other	2,443,722	1,977,592

Total current assets	64,453,373	59,872,608

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	4,883,591
Building	45,741,159	44,736,219
Machinery, furniture and equipment	29,042,253	28,618,268
Construction in progress—new facility	60,610	984,211
Construction in progress	1,484,997	967,791

Total property, plant and equipment	81,212,610	80,190,080
Accumulated depreciation	(17,760,890)	(16,368,768)

Net property, plant and equipment	63,451,720	63,821,312

OTHER ASSETS:
Acquired patents and other intangibles, net of accumulated amortization of $4,357,738 and $4,087,962 at September 30, 2007 and June 30, 2007, respectively (See Note 5)	5,933,628	6,043,404
Goodwill (See Note 7)	10,723,924	10,671,626
Other non-current assets	113,217	116,514

Total other assets	16,770,769	16,831,544

TOTAL	$144,675,862	$140,525,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,745,168	$3,709,864
Accrued expenses (See Note 8)	4,054,035	2,468,162
Other current liabilities	1,238,542	—
Current portion of debt	266,667	186,667
Deferred revenue	236,558	350,739

Total current liabilities	8,540,970	6,715,432

OTHER LIABILITIES:
Long-term debt (See Note 9)	7,733,333	7,813,333
Deferred revenue, non-current	585,307	611,196
Deferred tax liability, non-current	865,724	995,395
Other non-current liabilities	1,378,426	740,321

Total liabilities	19,103,760	16,875,677

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at September 30, 2007 and June 30, 2007	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 12,060,853 and 11,930,796 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	12,061	11,931
Capital in excess of par value	90,560,066	87,435,283
Retained earnings	35,858,705	36,433,432
Accumulated other comprehensive loss	(858,730)	(230,859)

Total stockholders’ equity	125,572,102	123,649,787

TOTAL	$144,675,862	$140,525,464

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,
	2007	2006
REVENUES:
Net sales
Biomaterial sales	$10,167,299	$9,845,477
Endovascular sales	1,364,230	707,712

Total net sales	11,531,529	10,553,189
Royalty income	6,070,888	5,718,146

Total revenues	17,602,417	16,271,335

OPERATING COSTS AND EXPENSES:
Cost of products sold	5,644,149	4,847,830
Research and development	4,932,003	4,375,629
Sales and marketing	3,763,152	3,028,302
General and administrative	3,813,438	2,059,469

Total operating costs and expenses	18,152,742	14,311,230

(LOSS)/INCOME FROM OPERATIONS	(550,325)	1,960,105

OTHER INCOME/(EXPENSE):
Interest income	333,026	241,631
Interest expense	(102,587)	(137,060)
Other (expense)/income	(4,096)	38,946

Total other income—net	226,343	143,517

(LOSS)/INCOME BEFORE INCOME TAX	(323,982)	2,103,622
Income tax benefit/(expense)	101,640	(675,803)

NET (LOSS)/INCOME	$(222,342)	$1,427,819

BASIC (LOSS)/EARNINGS PER SHARE	$(0.02)	$0.12

DILUTED (LOSS)/EARNINGS PER SHARE	$(0.02)	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,967,302	11,629,410

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,967,302	12,475,218

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive (Loss)/Income	Total
	Shares	Amount
BALANCE, JUNE 30, 2007	11,930,796	$11,931	$87,435,283	$36,433,432	$(230,859)		$123,649,787
Cumulative effect adjustment for adoption of FIN 48 (See Note 15)			(352,385)				(352,385)
Exercise/issuance of:
Stock options	45,930	46	699,178				699,224
Nonvested stock awards	102,537	102	(102)				—
Exchange of nonvested shares for taxes	(18,410)	(18)	(441,596)				(441,614)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			146,559				146,559
Nonvested stock awards			(189,747)				(189,747)
Employee stock-based compensation:
Stock options			1,054,579				1,054,579
Nonvested stock awards			1,855,912				1,855,912
Net Loss				(222,342)		$(222,342)	(222,342)
Foreign currency translation adjustment					44,312	44,312	44,312
Change in unrealized loss on investments (net of tax)					40,667	40,667	40,667
Interest rate swap unrealized loss (net of tax)					(712,850)	(712,850)	(712,850)

Comprehensive loss						$(850,213)

BALANCE, SEPTEMBER 30, 2007 (Unaudited)	12,060,853	$12,061	$90,560,066	$35,858,705	$(858,730)		$125,572,102

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net (loss)/income	$(222,342)	$1,427,819
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	1,772,380	1,742,446
Employee stock-based compensation (See Note 12):
Stock options	1,054,579	245,915
Nonvested stock awards	1,855,912	425,155
Cash-settled stock appreciation rights	796,571	15,228
Tax benefit/(deficiency) from exercise/issuance of:
Stock options	146,559	19,526
Nonvested stock awards	(189,747)	(45,852)
Excess tax benefits from share-based payment arrangements	(40,234)	(22,299)
Exchange of nonvested shares for taxes	(441,614)	(403,286)
Loss on disposal/retirement of property, plant and equipment	1,730	8,224
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	331,156	2,290,048
Deferred tax asset	(502,722)	(174,521)
Prepaid expenses and other current assets	(482,803)	(527,871)
Inventory	(1,501,383)	(882,346)
Accounts payable and accrued expenses	342,533	969,587
Deferred revenue	(114,181)	(6,119)
Deferred tax liability, non-current	(129,671)	266,513
Deferred revenue, non-current	(25,889)	(46,159)
Other current liabilities	441,971	11,223
Other non-current liabilities	(74,745)	426,405

Net cash provided by operating activities	3,018,060	5,739,636

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,061,117)	(3,897,823)
Additional MacroPore Biosurgery, Inc. acquisition costs	(62,298)	—
Purchase of license agreement	(150,000)	—
Sale of investments	3,520,000	3,000,000
Purchase of investments	(6,142,965)	(5,078,125)
Restricted cash	—	(11,223)

Net cash used in investing activities	(3,896,380)	(5,987,171)

FINANCING ACTIVITIES:
Deferred financing costs	—	(4,374)
Excess tax benefits from share-based payment arrangements	40,234	22,299
Proceeds from exercise of stock options	699,224	174,819

Net cash provided by financing activities	739,458	192,744

EFFECT OF EXCHANGE RATE ON CASH	58,663	401
DECREASE IN CASH	(80,199)	(54,390)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,087,969	4,874,466

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,007,770	$4,820,076

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $31,298 and $0 at September 30, 2007 and 2006, respectively)	$100,412	$137,060

Cash paid for income taxes	$—	$230,000

Retirement of fully depreciated property, plant and equipment	$43,689	$130,516

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal 2007.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). Sales revenue is recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including credits and discounts. The Company had net sales returns provisions, credits and discounts of $2,598 and $22,599 for the three months ended September 30, 2007 and 2006, respectively.

The Company incurs value added tax (VAT) on sales made by Kensey Nash Europe GmbH and excludes or presents on a net basis these taxes from revenues in accordance with EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Company does not record any other tax on its revenue-producing transactions.

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

Geographic Information

The Company’s revenues from external customers are categorized geographically below. Revenues are attributed to a country based on the location of the customer. The Company’s business is not dependent on foreign operations. No one country other than the U.S. represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.:

	Revenues for the three month period ended September 30,
	2007	2006
United States	$17,047,803	$16,095,731
Other foreign countries	554,614	175,604

Total	$17,602,417	$16,271,335

(Loss)/Earnings Per Share

(Loss)/Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted (loss)/earnings per share ((L)/EPS). Basic and diluted (L)/EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. Options and nonvested stock awards to purchase shares of the Company’s Common Stock which were outstanding for the three months ended September 30, 2007 and 2006, but were not included in the computation of diluted (L)/EPS because the options and nonvested stock awards would have been antidilutive are shown in the table below:

	Three months ended September 30,
	2007	2006
Number of Options and Awards	1,567,028	459,437

Option and Award Price Range	$25.55 -$7.625	$22.90 -$34.36

Due to the Company’s net loss for the quarter ended September 30, 2007, all common equivalent shares would have been antidilutive. Therefore, common equivalent shares from options have been excluded from the diluted computation for that quarter.

New Accounting Pronouncements

Adopted:

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. See Note 15 for additional information and discussion relating to the adoption of FIN 48 as of July 1, 2007.

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

To Be Adopted:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a standard definition for fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, the Company’s 2009 fiscal year. The Company has not yet assessed the impact the adoption of SFAS 157 will have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the Company’s 2009 fiscal year. The Company has not yet assessed the impact the adoption of SFAS 159 will have on its financial position or results of operations.

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

Note 2 – Investments

Investments as of September 30, 2007 consisted primarily of high quality municipal obligations and one mutual fund. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets, and such portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Note 10—Comprehensive Income) and realized gains and losses in other income.

The following is a summary of available-for-sale securities as of September 30, 2007 and June 30, 2007:

	September 30, 2007
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$27,497,640	$28,651	$(52,815)	$27,473,476
Mutual Fund	2,556,122	—	(171,124)	2,384,998

Total Investments	$30,053,762	$28,651	$(223,939)	$29,858,474

	June 30, 2007
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$24,968,445	$11,403	$(100,027)	$24,879,821
Mutual Fund	2,531,944	—	(168,280)	2,363,664

Total Investments	$27,500,389	$11,403	$(268,307)	$27,243,485

The majority of the investments listed above have maturities ranging from less than one year to approximately three years. In addition, the Company has five municipal variable-rate demand obligations that have maturities ranging from 17 to 34 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis.

The investment securities shown below currently have fair values less than their amortized costs and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. As of September 30, 2007, there were approximately 13 out of 23 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment by category, as of September 30, 2007 were as follows:

Description	Loss < 12 months		Loss > or equal to 12 months		Total
	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$—	$—	$7,983,820	$(52,815)	$7,983,820	$(52,815)
Mutual Fund	—	—	2,556,122	(171,124)	2,556,122	(171,124)

Total Investments	$—	$—	$10,539,942	$(223,939)	$10,539,942	$(223,939)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	September 30, 2007	June 30, 2007
Raw materials	$5,564,045	$4,891,057
Work in process	1,892,208	1,954,960
Finished goods	2,298,356	1,057,459

Gross inventory	9,754,609	7,903,476
Provision for inventory obsolescence	(861,110)	(511,360)

Inventory	$8,893,499	$7,392,116

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

Note 4 – Select Customer Agreements

St Jude Medial, Inc.

The License Agreements—Under two License Agreements (one each for U.S. and foreign territories), St. Jude Medical has exclusive worldwide rights to manufacture and market all current and future versions of the Angio-SealTM vascular closure device (the Angio-Seal). Under the license agreement the Company receives an approximate 6% royalty on the sales price of every Angio-SealTM unit sold by St. Jude Medical.

The Component Supply Contract—Under a supply contract executed with St. Jude Medical in 2005, the Company is the exclusive supplier of 100% of the collagen sponge and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement. The contract expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for Company’s ongoing investments in collagen research and development. As of September 30, 2007 the Company has recognized $729,994 of this $1.0 million and the remaining $270,006 is recorded as deferred revenue and will be recognized over the remaining period of the contract.

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

In a separate transaction, the Company acquired proprietary rights of a third party to the Vitoss technology. This acquisition included the economic rights of the third party, which include a royalty on all products sold containing the VITOSS technology.

Note 5 – Acquired Patents and Other Intangible Assets

The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company’s inability to measure the recoverability of these costs when incurred. From time to time, the Company has acquired portfolios of patents that it believes are beneficial to its ongoing businesses. These acquisitions have included a portfolio of puncture closure patents in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. (THM) in 2000, certain intellectual property rights related to the Vitoss® product line from a third party inventor, intangible assets acquired as part of the purchase of certain assets of IntraLuminal Therapeutics, Inc. (ILT) and most recently, MacroPore Biosurgery, Inc. (MacroPore) (See Note 6), among other smaller purchases.

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from 2 to 13 years as of September 30, 2007. The gross carrying amount of such patents and intangible assets, as of September 30, 2007, was $10,291,366 with accumulated amortization of $4,357,738. Amortization expense on these patents and intangible assets was $269,776 and $250,511 for the three month periods ended September 30, 2007 and 2006, respectively. The table below details the estimated amortization expense on the Company’s acquired patents and intangible assets for the next five fiscal years.

Fiscal year ending June 30,	Amortization Expense
2008	$1,077,135
2009	1,101,181
2010	1,118,651
2011	1,124,800
2012	752,813

Note 6 – Acquisitions

IntraLuminal Therapeutics, Inc. In May 2006, the Company acquired certain assets of IntraLuminal Therapeutics, Inc. (ILT), a company focused on the emerging market opportunity for the treatment of chronic total occlusions (CTO), for $8.0 million cash plus acquisition costs of $197,384.

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

	$1,470,000

MacroPore. In May 2007, the Company acquired certain assets of MacroPore, a leading developer of bioresorbable products targeted for spinal, craniofacial, and orthopaedic surgery applications, for approximately $3.2 million cash. The Company incurred related acquisition costs of $187,988 as of September 30, 2007.

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

The following is a summary of the preliminary allocation, including net adjustments of $62,298 recognized since June 30, 2007:

Inventory	$56,535
Machinery, furniture and equipment	574,482
Intangible asset (Customer Relationship)	1,650,000
Excess of cost over net assets acquired (goodwill)	1,081,971

$3,362,988

The assets acquired by the Company encompass the manufacturing of six bioresorbable product lines, which are sold exclusively to a leading orthopaedic device company for worldwide distribution. As such, the identified intangible asset (Customer Relationship) of $1,650,000 as of September 30, 2007 is being amortized over the five-year term of the manufacturing, development and supply agreement with this company.

Note 7 – Goodwill

Goodwill represents the excess of cost over the fair market value of the identifiable net assets of THM, a company acquired in September 2000, as well as certain assets acquired from ILT, in May 2006 (See Note 6) and from MacroPore, in May 2007 (See Note 6). All of the acquisitions were accounted for under SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).

Under SFAS 142, goodwill is not amortized, but is subject to annual impairment tests, which the Company has set to occur on June 30th of each fiscal year. Annual impairment tests in fiscal 2007, 2006, and 2005 indicated that goodwill was not impaired on the test date.

The net carrying amount of goodwill increased for the quarter ended September 30, 2007 from the year ended June 30, 2007 by approximately $52,000, related to additional costs and allocations related to the acquisition of certain assets of MacroPore (See Note 6). This amount is expected to be fully deductible for tax purposes. The following table indicates the Company’s total goodwill balances as of the dates presented:

Goodwill
Balance as of June 30, 2007	$10,671,626
Acquisition of certain assets of MacroPore—additional costs and allocations	52,298

Balance as of September 30, 2007	$10,723,924

Note 8 – Accrued Expenses

As of September 30, 2007 and June 30, 2007, accrued expenses consisted of the following:

	September 30, 2007	June 30, 2007
Accrued payroll and related compensation	$2,462,389	$1,477,606
Other	1,591,646	990,556

Total	$4,054,035	$2,468,162

Note 9 – Debt

Secured Commercial Mortgage—On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage provides the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the Draw Period) and is secured by the Company’s facility and land located at 735 Pennsylvania Drive, Exton, Pennsylvania 19341. On May 25, 2006, the Company took an $8 million advance under the Mortgage that bears interest at LIBOR plus a 0.82% Loan Credit Spread. The Company intends on taking the additional $27 million in proceeds on or before November 25, 2007.

Under the Mortgage, the Company is required to pay interest only on the outstanding principal amount during the Draw Period. After the Draw Period, and beginning December 25, 2007, the Company shall pay principal and interest based on a 25 year straight-line amortization schedule.

The Mortgage contains various conditions to borrowing, and affirmative, restrictive and financial maintenance covenants. Certain of the more significant covenants require the Company to maintain a Minimum Fixed Charge Coverage Ratio of EBITDA (as defined in the Mortgage) to debt service equal to or greater than 1.50—to- 1.0; and an interest rate hedge of at least 50 percent of the outstanding principal balance of the Mortgage through an interest rate protection product reasonably acceptable to Citibank, F.S.B. As of September 30, 2007, the Company was in compliance with its affirmative, restrictive and financial maintenance covenants.

Interest Rate Swap Agreement—In order to hedge its interest rate risk under the Mortgage, the Company also entered into a $35 million aggregate ten-year fixed interest rate swap agreement (the “Swap”) with Citibank, N.A. The Company is using the Swap as a cash flow hedge of the Company’s interest payments under the Mortgage. The Swap converts the variable LIBOR portion of the mortgage payments to a fixed rate of 6.44% (5.62% fixed interest rate plus a 0.82% Loan Credit Spread). If the critical terms of the Swap or the hedge item do not change, the Swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of September 30, 2007 and June 30, 2007, the fair value of the Swap was in an unrealized loss position of $1,378,426 ($909,761, net of tax) and $298,350 ($196,911, net of tax), respectively and was included in accumulated comprehensive (loss)/income on the Condensed Consolidated Balance Sheets.

Fair Value of Interest Rate Swap—The Company has designated the Swap as a cash flow hedge. As such, the Company is required to record the fair value of the Swap and perform a mark-to-market adjustment at the end of each period. The fair value of the Swap is obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the creditworthiness of the counterparties.

Cash Flow Hedge—The Swap is classified as a cash flow hedge due to the hedging of forecasted interest rate payments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, No. 138 and No. 149 and is recorded on the Condensed Consolidated Balance Sheets at fair value.

The Company’s objective and strategy for undertaking the Swap was to hedge its exposure to variability in cash flows and interest expense associated with the future interest rate payments under the secured commercial mortgage and to reduce the Company’s interest rate risk in the event of an unfavorable interest rate environment.

The effective portion of the Swap gains or losses, due to changes in fair value, are recorded as a component of comprehensive (loss)/income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Company utilizes the Hypothetical Derivative Method in determining hedge effectiveness each period. Transactions that would cause ineffectiveness and result in the Company reclassifying the ineffective portion into current earnings would include the prepayment of the Secured Commercial Mortgage and/or the Company’s election of the Prime interest rate option on any draw under the Company’s secured commercial mortgage. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the three month periods ended September 30, 2007 and 2006, no amounts were recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The amount reported as an unrealized loss on interest rate swap in the accumulated comprehensive (loss)/income account within stockholders’ equity represents the net unrealized loss on the Swap, which has been designated as a cash flow hedge. The Company does not anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions occur.

Note 10 – Comprehensive (Loss)/Income

The Company accounts for comprehensive (loss)/income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated comprehensive (loss)/income is shown in the Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2007 and June 30, 2007, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities, foreign currency translation adjustments and interest rate swap. The net tax benefit for the three months ended September 30, 2007 and for the fiscal year ended June 30, 2007 of comprehensive (loss)/income were $346,276 and $28,946, respectively.

Note 11 – Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by various programs established by the Company’s Board of Directors. On September 25, 2007, the Company announced that its Board of Directors approved a stock repurchase program that replaced the Company’s existing program and allows the Company to repurchase up to a total of $25 million of its issued and outstanding shares of common stock and has no scheduled expiration. The Company intends to finance the repurchases using its available cash, liquid investments, as well as cash generated from its ongoing operations.

The repurchase program does not require the Company to purchase any specific dollar value or number of shares. Purchases under the program will depend on market conditions and may be commenced or suspended at any time without prior notice. As of September 30, 2007, $25 million remains available for stock repurchases under the most recently authorized program. There were no repurchases of stock during the three months ended September 30, 2007 or September 30, 2006.

Note 12 – Stock-Based Compensation

Total stock-based compensation expense for the three month period ended September 30, 2007 was $3,707,062, including the accelerated vesting charge of $2,992,878 as described below. For the three month period ended September 30, 2006 total stock-based compensation expense was $686,299. The total income tax benefit recognized on the Condensed Consolidated Statements of Income for stock-based compensation costs was $1,260,401 and $233,342 for the three month periods ended September 30, 2007 and 2006, respectively. Compensation expense related to stock-based awards is classified on the Condensed Consolidated Statements of Income within the same line items as salary expense with respect to award recipients, and is recorded over the awards’ relevant vesting period. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of general and administrative expense.

As of September 30, 2007, the total number of shares authorized for issuance under the Company’s Fifth Amended and Restated Employee Incentive Compensation Plan (the “Employee Plan”) was 4,350,000, of which options to purchase a total of 1,814,672 shares of the Company’s Common Stock at a weighted average exercise price of $18.55 were outstanding, no nonvested stock awards were outstanding, options to purchase a total of 2,177,455 shares of the Company’s Common Stock had previously been exercised/issued, and 357,873 shares remained available for new awards under the Employee Plan.

As of September 30, 2007 a total of 410,000 shares were authorized for issuance under the Non-employee Directors’ Stock Option Plan (the “Directors’ Plan”). Nonqualified options to purchase a total of 317,500 shares of the Company’s Common Stock at a weighted average exercise price of $20.36 were outstanding, and options to purchase a total of 92,500 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. As a result, no shares remained available for new awards under the Directors’ Plan. Awards previously granted under the Directors’ Plan are now granted under the Employee Plan.

Accelerated Vesting of all Equity Awards

On August 30, 2007, the acquisition by Ramius Capital Group, L.L.C. and its affiliates, of more than 20 percent of the Company’s outstanding common stock, constituted a “Change in Control” as defined under the Company’s Employee Plan. As a result, all outstanding unvested stock options, stock appreciation rights (SARs) and nonvested stock awards held by officers, employees, directors and others under this plan automatically became vested (and, in the case of options and stock appreciation rights, exercisable) in full.

As part of the accelerated vesting, 114,405 shares of unvested stock option grants became fully vested and exercisable. Of the 114,405 options, non-employee members of the Board of Directors held 37,500 shares, and employees held the remaining 76,905 shares. There were no unvested stock options held by executive officers. Compensation expense that would have been recorded over a weighted average period of 1.85 years was $938,975, or $619,724 net of related tax effects, and was recognized as an accelerated vesting charge during the quarter ended September 30, 2007.

In addition, 283,690 SAR awards also became fully vested and exercisable. Of the 283,690 SARs, 179,690 were granted to employees at a stock price of $29.88 and the remaining 104,000 were granted to officers at a stock price of $31.36. As of September 30, 2007 the average fair market value of each SAR was $4.37 and the related liability of all SARs was $1,238,542. The SARs will continue to be remeasured at each reporting period until all awards are settled. As of September 30, 2007, no cash settled SARs have been exercised and as such, no share-based liabilities were paid. An accelerated vesting charge of $429,760, or $283,642 net of related tax effects, was recognized during the quarter ended September 30, 2007.

A total of 94,537 shares of nonvested stock awards became fully vested and were released at a market value of $23.97 per share, the closing price of our common stock on August 30, 2007. Non-employee members of the Board of Directors held 34,780 shares, 45,031 shares were held by officers, and employees held the remaining 14,726 shares. Compensation expense of $1,624,143, or $1,071,934 net of related tax effects, that would have been recorded over a weighted average period of 1.36 years was recognized during the quarter ended September 30, 2007 as an accelerated vesting charge.

Stock Options

Stock options have been granted to employees and members of the Board of Directors of the Company, as well as non-employee outside consultants. Fair value is calculated under the Black-Scholes option-pricing model. For the three months ended September 30, 2007 and 2006, the Company recognized expense of $1,054,579 (including the accelerated vesting charge of $938,975 as described above) and $245,915, respectively related to stock options. As of September 30, 2007, there were no unrecognized compensation costs remaining related to unvested stock options granted under the two equity compensation plans.

A summary of the stock option activity under both plans for the three months ended September 30, 2007, is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2007	1,859,985	$18.56	$17,478,258	327,500	$20.12	$2,471,815
Granted	—	—		—	—
Cancelled	(9,383)	30.15		—	—
Exercised	(35,930)	15.96		(10,000)	12.56

Balance at September 30, 2007	1,814,672	18.55	$16,196,583	317,500	20.36	$2,144,890

Exercisable portion	1,814,672	18.55	$16,196,583	317,500	20.36	$2,144,890

Available for future grant	357,873			—

No options were granted during the three months ended September 30, 2007. Options are exercisable over a maximum term of ten years from the date of grant and typically vest over periods of zero to three years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding. (Please refer to the Accelerated Vesting of all Equity Awards paragraph above).

The following table summarizes significant option groups outstanding under both the Employee and Directors’ plans as of September 30, 2007 and related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number at September 30, 2007	Remaining Contractual Life	Wghtd Avg Exercise Price	Number at September 30, 2007	Wghtd Avg Exercise Price
$7.625—$14.510	1,022,745	2.68	$11.99	1,022,745	$11.99
$14.580—$27.800	741,234	5.91	21.36	741,234	21.36
$28.230—$34.360	368,193	7.16	32.64	368,193	32.64

	2,132,172			2,132,172

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers and certain other management of the Company. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. For the three months ended September 30, 2007 and 2006, the Company recognized expense of $1,855,912 (including an accelerated vesting charge of $1,624,143 as described above) and $425,155, respectively, related to nonvested stock awards. As of September 30, 2007, there was no unrecognized compensation costs related to nonvested stock awards granted under the Company’s Employee Plan. The following table outlines the nonvested stock awards activity for the three months ended September 30, 2007.

	Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2007	105,035	$29.90
Issued:
Executive officers & management	(67,757)	29.93
Non-employee Directors	(34,780)	27.78
Cancelled:
Executive officers & management	(500)	27.47
Non-employee Directors	(1,998)	32.00

Balance September 30, 2007	—	$—

Shares granted to non-employee members of the Board of Directors prior to December of 2005 vested in three equal annual installments contingent upon the Company’s achievement of certain earnings-per-share targets, Company Common Stock price targets and continued service of the board member on each anniversary of the date of grant. Beginning with the December 2005 nonvested stock grants, all grants awarded to non-employee members of the Board of Directors were to vest solely on continuation of service and are no longer subject to performance measures; all other attributes of the grants remained the same as described above. Previously awarded nonvested stock grants remained subject to the original provisions that were in effect at the time of grant. (Please refer to the Accelerated Vesting of all Equity Awards paragraph above).

The shares granted to executive officers and other members of management were to vest in three equal annual installments based solely on continued employment with the Company. Unvested shares are forfeited upon termination of employment.

Cash-Settled Stock Appreciation Rights

Cash-settled stock appreciation rights (SARs) have been granted to executive officers and eligible employees of the Company. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of the Company’s Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of the Company’s Common Stock on the date of grant. For the three months ended September 30, 2007, the Company recognized a total expense of $796,571 related to SARs including an accelerated vesting charge of $429,760. For the three month period ended September 30, 2006, $15,228 was recognized as expense related to SARs.

The following table outlines cash-settled SAR awards for the three months ended September 30, 2007.

	Shares	Weighted Average Price Per Share
Balance June 30, 2007	291,940	$30.41
Granted	—	—
Cancelled	(8,250)	29.88

Balance September 30, 2007	283,690	$30.42

The fair value of each SAR grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. SARs are exercisable over a maximum term of five years from the date of grant and were to vest over a period three years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate SAR employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of cash-settled stock appreciation rights has been determined in accordance with Question 6 of SEC SAB 107 Topic 14.0.2, “Expected Term”, until such time that historical exercise behavior can be established. The risk-free rate for periods within the contractual life of the SAR is based on U.S. treasuries with constant maturities in effect at the time of grant.

Three Months Ended September 30, 2007
Dividend yield	0%
Expected volatility	35%
Risk-free interest rate	4.01%-4.86%
Expected lives	2.00-2.85

Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R), which classifies these awards as liabilities. Accordingly, the Company records these awards as a component of other current liabilities on the Condensed Consolidated Balance Sheets. For liability awards, the fair value of the award, which determines the measurement of the liability on a balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. As of September 30, 2007 the average fair market value of each SAR is $4.37 and the related liability of all SARs was $1,238,542. No cash settled SARs have been exercised as of September 30, 2007, and as such, no share-based liabilities were paid. (Please refer to the Accelerated Vesting of all Equity Awards paragraph above).

Note 13 – Retirement Plan

The Company has a voluntary 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total salaried compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three months ended September 30, 2007 and 2006 were $121,965 and $122,082, respectively.

Note 14 – Opportunity Grant

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

No revenue was recognized related to this grant for the three months ended September 30, 2007. Revenue related to this grant for the three months ended September 30, 2006 was $20,270 and was recognized as a component of Other Income. Remaining deferred revenue from this opportunity grant is estimated at $283,784.

The Company believes that its recent decision to discontinue the embolic protection platform may impact the job creation requirement under the grant program. The Company has formally requested an extension of or exception to this requirement from the Department of Community and Economic Development of the Commonwealth of Pennsylvania and is waiting for a final response. Unless and until the Company receives an exception or waiver, the remaining revenue will not be recognized.

Note 15 – Income Taxes

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109).

The Company adopted the provisions of FIN 48 on July 1, 2007. In connection with the adoption, the Company recorded a net decrease to retained earnings of $352,385 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. The amount of unrecognized tax benefits at July 1, 2007 and September 30, 2007 was $333,188 of which $272,942 would impact the Company’s tax rate, if recognized.

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal or Pennsylvania income tax examination for years prior to fiscal 2004 due to the expiration of applicable statutes of limitation.

The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company recognizes potential interest and penalties for unrecognized tax benefits in interest expense and other expense respectively, and accordingly, upon initial adoption at July 1, 2007 has recorded $85,771 for the payment of interest and penalties and during the three months ended September 30, 2007, the Company recognized $4,354 in potential interest associated with uncertain tax positions.

As a result of Congressional approval of an extension of the Research and Experimentation (R&E) Tax Credit, the Company recorded retroactive adjustments to its tax provision during the second quarter ended December 31, 2006. The Company continues to record research and development tax credits as a component of its current tax provision related to its ongoing performance of qualified research and development. The Company anticipates its effective tax rate for its 2008 fiscal year to be approximately 31%, including the R&E effect on the tax provision.

As of June 30, 2007, the Company had a federal net operating loss (NOL) carryforward of approximately $2.0 million, and a state NOL totaling $60.0 million, which will expire by the end of its fiscal year 2028. The Company has recorded a full valuation allowance against the state net operating losses of $60.0 million. In addition, the Company had a foreign NOL of $297,022 as of June 30, 2007, which will not expire.

Note 16 – Discontinuance of Embolic Protection Platform

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

The Company has recognized asset impairment and other related charges totaling approximately $5.0 million before taxes. These charges include cash charges primarily related to severance, clinical trial and other contract termination costs totaling approximately $0.4 million in aggregate. These charges also include non-cash charges totaling approximately $4.6 primarily related to abandonment of inventory and machinery and equipment. Of the approximately $5.0 million in charges, approximately $4.7 million (including $4.6 million of non-cash asset impairment charges and $0.1 million of cash charges) was recorded in the fourth quarter ended June 30, 2007, and the remainder was recognized in the first fiscal quarter of 2008. These charges have been presented within the Company’s results from continuing operations as depicted in the below table:

	September 30, 2007	June 30, 2007
Net Sales (customer credits)	$—	$356,261
Operating costs and expenses:
Cost of products sold	154,726	3,391,326
Research and development	92,630	728,701
Sales and marketing	71,474	86,777
General and administrative	4,898	120,034

	$323,728	$4,683,099

Severance Charges

The decision was communicated to affected employees on July 10, 2007, which resulted in a net reduction of 11 personnel with employee severance costs of $0.2 million. These severance costs were recognized in the Company’s financial statements during the quarter ended September 30, 2007.

Asset Impairment Charges

The Company recorded pre-tax charges in its fourth quarter fiscal 2007 financial statements for the abandonment of certain embolic protection machinery and equipment of approximately $1.3 million. The Company also recorded inventory and other related embolic protection charges of approximately $3.0 million. In addition, charges of approximately $0.3 million for PROGUARD clinical trial assets were incurred.

Contract Termination Charges

During the fourth quarter of fiscal 2007, the Company incurred pre-tax charges of approximately $0.1 million for contract termination and other embolic protection related charges. The remaining contract termination costs of approximately $0.1 million, including a reduction in clinical trial expenses of $0.1 million was recognized in the quarter ended September 30, 2007. Cash charges related to contract termination and other embolic protection related charges were approximately $0.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission.

This discussion and analysis below contains forward-looking statements relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth under the heading “CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS” at the end of this Item 2 in this Quarterly Report on Form 10-Q.

OVERVIEW

Kensey Nash Corporation is a medical device company known for innovative product development and unique technology in the fields of resorbable biomaterials and endovascular devices used in a wide variety of medical procedures. We provide an extensive range of products in multiple medical markets, primarily the endovascular and orthopaedic markets. Most of the products are based on our Company’s expertise in the design, development, manufacturing and processing of resorbable biomaterials. These products have primarily been commercialized through partnerships, in many cases with large medical device companies with extensive distribution capabilities. We are also commercializing a series of innovative endovascular products through our own direct sales forces in the U.S. and Germany and distributors in other countries. Our revenues consist of two components: net sales, which includes biomaterials and endovascular products, and royalty income.

Net Sales

Biomaterials Sales

As pioneers in the field of resorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of resorbable biomaterials for medical applications. Our biomaterials products, specifically polymer and collagen based products, are components of, in most cases, finished goods sold by numerous other companies pursuant to contractual arrangements. We sell our biomaterials products to over 25 companies who in turn sell them into the end user marketplace. Our largest biomaterials customers include St. Jude Medical, to whom we supply Angio-Seal components; Arthrex, Inc., to whom we supply a broad range of sports medicine and trauma products; and Orthovita, Inc., to whom we supply products for use in repair of the spine and orthopaedic trauma injuries. We also supply biomaterials products and development expertise to other orthopaedic companies including Medtronic, Inc., Zimmer, Inc., and Biomet Sports Medicine, Inc., amongst others. In fiscal 2008, we plan to continue to expand our relationships with existing companies and to additional partners by targeting new markets, including general, pelvic and urological surgery.

The sale of Angio-Seal components to St. Jude Medical and sales of biomaterial orthopaedic products, including products with applications in sports medicine and spine, continue to be our primary source of revenue. The table below shows the trends in our Angio-Seal component and orthopaedic product sales for the three months ended September 30, 2007 and September 30, 2006, by presenting such sales as a percentage of our total Biomaterials Sales:

Sales of	Three months ended 9/30/07	% of Biomaterials Sales	Three months ended 9/30/06	% of Biomaterials Sales
Angio-Seal Components	$3,815,646	38%	$5,163,599	52%
Orthopaedic Products	6,126,934	60%	4,381,550	45%
Other Products	224,719	2%	300,328	3%

Total Net Sales—Biomaterials	$10,167,299	100%	$9,845,477	100%

We manufacture two of the key absorbable components of the Angio-Seal device for St. Jude Medical under a supply contract that expires in 2010. According to this supply contract, we manufacture 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchors. With the Angio-Seal device continuing to be the leading product in sales volume in the vascular closure device market, a market that has modest growth, we believe our net sales to St. Jude Medical should continue to mirror the market growth over the next several years. Sales to St. Jude Medical, however, are highly dependent on ordering patterns and can vary significantly from quarter to quarter. We expect component sales to St. Jude Medical to decline in fiscal 2008 compared to fiscal 2007 due to these variations in St. Jude Medical’s ordering patterns. This expectation was evidenced by a 26% decrease in Angio-Seal Component sales during the three months ended September 30, 2007 over the comparable prior year period, despite current end-user sales growth rate of 2% during that same three month period.

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

Endovascular Sales

Over the last several years, Kensey Nash has devoted significant resources to bringing a family of proprietary endovascular products to market in the U.S. and Europe. These products are focused in the emerging markets of thrombectomy and chronic total occlusions (“CTOs”). Our thrombectomy and aspiration products are complementary products designed to remove thrombus (blood clots) from the patient during interventional procedures. Our CTO (a complete vessel blockage common in both coronary and peripheral vessels) platform is based on a technology acquired from IntraLuminal Therapeutics, Inc. in May 2006 (See Note 6 (Acquisitions) to the Condensed Consolidated Financial Statements of the Company included herein), the Safe-Cross® System, which provides radio frequency energy and optical guidance to help physicians treat total occlusions of the vasculature. All of these products are targeted primarily to interventional cardiologists, but may also be used by interventional radiologists and vascular surgeons.

Products within our endovascular platform are as follows:

ThromCat™ Thrombectomy Catheter System

•

Easy to use, powerful, fully disposable, thrombectomy catheter incorporating HeliFlex™ Technology, an internal helix which rotates at approximately 95,000 rotations per minute to evacuate thrombus from the target vessel.

•	FDA clearance for synthetic graft and native fistula vessel indication. Initial market release commenced late September 2006.

•	CE mark approved for coronary and peripheral indications received October 2006. European launch initiated immediately thereafter.

•	Coronary study completed in Europe demonstrating safety and performance of the device in coronary arteries.

QuickCat™ Extraction Catheter

•	Simple, easy to use, aspiration catheter that removes thrombus in a syringe-based system.

•	FDA clearance and CE Mark approved for all arterial indications.

•	Launch in April 2006 in the U.S. and August 2006 in Europe.

Safe-Cross® RF CTO System

•	Radio frequency powered guidewires that incorporate Optical Coherence Reflectometry technology to provide guidance for crossing CTOs.

•	FDA clearance for coronary and peripheral indications.

•	Transition of manufacturing to Exton, Pennsylvania facility complete, following acquisition of Safe-Cross technology in May 2006.

•	Re-launch of product taking place in the U.S.

•	Launched Safe-Cross products by our international endovascular sales team outside of the European Union in October 2007.

•	CE Mark approval in process.

Sales of Endovascular Products totaled $1.4 million for the three months ended September 30, 2007, compared to $708,000 for the three months ended September 30, 2006. Sales of our Endovascular Products increased to 12% of Total Net Sales in the three months ended September 30, 2007 compared to 7% of total Net Sales in the three months ended September 30, 2006.

In July 2007, we announced that our Board of Directors had approved a management plan to cease all activities on our embolic protection platform. The embolic protection platform was designed to prevent debris from traveling downstream from the treatment site during stenting procedures. During fiscal 2007, we had allocated significant resources toward continuing the commercialization of our embolic protection platform including the TriActiv FX® System in the U.S. market and the TriActiv® ProGuard™ in Europe. In November 2006, we had commenced the PROGUARD trial, a pivotal clinical trial studying the efficacy of the product in the carotid anatomy. At the end of March 2007, however, sales and manufacturing of the product line were substantially halted due to a recall of an important component of the product. This event was pivotal, and caused us to more closely assess the financial resources being allocated to the product line. After a thorough review, the strategic decision was made to reduce costs and allow our Company’s sales forces to focus more on our thrombectomy and chronic total occlusion platforms. We believe that the embolic protection market dynamics were negative and that the costs for us to participate in these markets were too high to warrant further investment. We also believe this action will allow for better resource allocation for both the endovascular and biomaterials businesses. See also “Discontinuance of Embolic Protection Platform”.

Our endovascular products have limited product and brand recognition, and limited usage to date, due at least in part to their recent commercial introductions. We do not know if these products will be successful over the long term, or if they will be adopted by the physician community at rates that in turn generate enough revenue for us to sustain our investment in this business. In addition, demand for the products may not increase as quickly as we expect due to competitive and other factors.

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

Angio-SealTM Royalty Income. Our Company was the inventor and original developer of the Angio-Seal™ Vascular Closure Device (Angio-Seal), a device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical, Inc. has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal, pursuant to an agreement which provides for an approximate 6% royalty payable to Kensey Nash on all end-user product sales. The Angio-Seal device is currently the leading product in sales volume in the vascular closure device market, generating over $350 million in revenue for St. Jude Medical during our fiscal 2007. We anticipate sales of the Angio-Seal device to continue a modest growth pattern, based on forecasted continued

procedure growth and St. Jude Medical’s continued expansion in international markets. Royalty income earned from St. Jude Medical was $5.0 million in our first three months of fiscal 2008, compared to $4.9 million for the same period of fiscal 2007, a 2% increase.

Vitoss® Foam and Vitoss® Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss® Foam, the first of which was launched in March 2004. We receive a royalty on Orthovita’s end-user sales of Vitoss Foam products, which are targeted for use in the orthopaedic market. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss technology for $2.6 million (the “Assignment Agreement”). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology up to a total royalty to be received of $4.0 million, with $2.3 million remaining to be received as of September 30, 2007. We believe the unique technology associated with the Vitoss Foam products and the growing orthopaedic market will result in the Orthovita component of our royalty income becoming more significant over the remainder of the current fiscal year and beyond. Royalty income earned from Orthovita was $1.0 million in our first three months of fiscal 2008, compared to $791,000 for the same period of fiscal 2007, a 29% increase.

The Company has other royalty generating relationships, none of which materially contributes to revenue at this time, but are expected to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Stock-Based Compensation

The following table summarizes stock-based compensation expense under SFAS 123(R) in the financial statements for the periods presented:

	As Reported Stock-Based Compensation	Pre-acceleration Stock-Based Compensation	Acceleration of Stock Awards Charge	As Reported Stock-Based Compensation
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007		Three Months Ended September 30, 2007
Cost of products sold	$52,442	$96,344	$253,879	$350,223
Research and development	237,051	272,239	849,678	1,121,917
Sales and marketing	38,306	41,919	262,148	304,067
General and administrative	358,500	303,683	1,627,173	1,930,856

Total stock-based compensation expense	$686,299	$714,185	$2,992,878	$3,707,063

EPS	$0.04	$0.04	$0.16	$0.20

Acceleration of Stock Awards

As we publicly announced on September 26, 2007, there was a “Change in Control” as defined in the Employee Plan. As a result, all outstanding unvested stock options, stock appreciation rights and nonvested stock held by officers, employees, directors and others under this plan automatically became vested (and, in the case of options and stock appreciation rights, exercisable) in full. This “Change in Control” was triggered by the acquisition by Ramius Capital Group, L.L.C. and its affiliates on August 30, 2007 of more than 20 percent of the Company’s outstanding common stock, as reported by Ramius in filings with the SEC. The accelerated vesting resulted in a non-cash charge of approximately $3.0 million, or $0.16 per share tax affected, during the quarter ended September 30, 2007. The acceleration will remove all future equity compensation expense related to the then outstanding stock options and nonvested shares under the plan as of the date of acceleration. However, stock appreciation rights will continue to be marked to market on a quarterly basis, as required under Generally Accepted Accounting Principles and equity compensation expense will be incurred related to all new stock compensation awards granted after this event.

This charge represented a significant portion of our operating expenses in the first quarter of fiscal 2008 and therefore we have broken it out in the table above to show the amounts of the acceleration of stock awards charges included within each operating expense category of our financial statements for the quarter ended September 30, 2007.

Discontinuance of Embolic Protection Platform

As announced on July 10, 2007, we made a strategic decision to cease all activities related to our embolic protection platform, including the PROGUARD clinical trial, product manufacturing, sales and marketing, and research and development activities. As a result of this action, we recorded certain charges in our fourth quarter of fiscal 2007 totaling approximately $4.7 million, or $0.25 per share tax-effected. All of the remaining charges, related to severance and clinical trial closeout costs, were recorded in the first quarter of fiscal 2008 and totaled approximately $324,000, or $0.02 per share tax-effected. All charges related to the discontinuance are presented within the Company’s results of operations. We do not anticipate any further charges related to this decision.

The following table is presented to show the amounts of the discontinuance of embolic protection charges included within each operating expense category of our financial statements for the quarter ended September 30, 2007:

Discontinuance of Embolic Protection Charges
Quarter Ended September 30, 2007
Cost of products sold	$154,726
Research and development	92,630
Sales and marketing	71,474
General and administrative	4,898

Total discontinuance of embolic protection charges	$323,728

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

•

Fair values of option grants are estimated on the date of grant using the Black-Scholes option-pricing model that uses weighted average assumptions. Expected volatilities are based on historical volatility of our Common Stock, and other factors. We use historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant.

•

Nonvested stock granted to non-employee members of our Board of Directors, executive officers and other management is accounted for using the fair value method under SFAS 123(R). Fair value for nonvested stock grants is based upon the closing price of our Common Stock on the date of the grant.

•

Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R), which classifies these awards as liabilities. Accordingly, we record these awards as a component of other current liabilities on the balance sheet. For liability awards, the fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. The expected term of cash-settled stock appreciation rights has been determined in accordance with Question 6 of SEC Staff Accounting Bulletin Topic 14.0.2, “Expected Term” (SAB 107), until such time that historical exercise behavior can be established.

Revisions to any of our estimates or methodologies could cause a material impact to our financial statements.

Accounting for Investments in Debt and Equity Securities. In accordance with the SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), we have classified our entire investment portfolio as available-for-sale marketable securities with secondary or resale markets and report the portfolio at fair value with unrealized gains and losses included in stockholders’ equity and realized gains and losses in other income. We currently have investment securities with fair values that are less than their amortized cost and therefore contain unrealized losses. We have evaluated these securities and have determined that the decline in value is not related to any company or industry specific event. We anticipate full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Revisions to our classification of these investments and/or a determination other than the anticipation of a full recovery of the amortized costs at maturity or sooner could result in us realizing gains and losses on these investments and, therefore, cause a material impact on our financial statements.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2007 and 2006

Total Revenues. Total revenues increased 8% to $17.6 million in the three months ended September 30, 2007 from $16.3 million in the three months ended September 30, 2006.

Total Net Sales. Net sales of products increased 9% to $11.5 million for the three months ended September 30, 2007, compared to net sales of $10.6 million for the three months ended September 30, 2006. We had a 3% increase in our Biomaterials Sales and a 93% increase in our Endovascular Sales.

Biomaterials Sales. Biomaterial sales were $10.2 million in the period, a 3% increase compared to $9.8 million in the same period last year. Biomaterials sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to a $1.7 million increase in orthopaedic sales compared to the same prior year period. The orthopaedic sales growth was primarily the result of approximately $800,000 in new product revenue related to our acquisition of certain assets of MacroPore, Inc. as well as increased sales to Orthovita, which increased 90% to $1.2 million in the three months ended September 30, 2007, from $611,000 in the three months ended September 30, 2006. Additionally, our sales of sports medicine products increased 16% to $3.4 million in the three months ended September 30, 2007, from $2.9 million in the three months ended September 30, 2006.

Offsetting these increases was a 26% decline in sales of Angio-Seal components to St. Jude Medical compared to the comparable prior year period. Sales to St. Jude Medical were $3.8 million in the quarter ended September 30, 2007, compared to $5.2 million in the same prior year quarter. Despite this decline in Angio-Seal component sales, end-user sales of the Angio-Seal by St. Jude Medical increased 2% over the same period in fiscal 2007. Collagen plug component sales decreased 24% and sales of the anchor component decreased 42% as we supplemented St. Jude’s anchor production at rates greater than the contracted 30% during fiscal 2007.

Endovascular Sales. Endovascular sales were $1.4 million in the period, a 93% increase compared to sales of $708,000 in the same period of the prior fiscal year. Sales in the U.S. increased 39% to $852,000 from $614,000, primarily due to increased ThromCat and Safe-Cross product sales. International Endovascular sales increased 448% year over year to $512,000, from $94,000 for the first quarter of fiscal 2007, due to introduction of the ThromCat, QuickCat and Safe-Cross devices. Included in prior year U.S. and international Endovascular sales were sales of our embolic protection products of $239,000 in the U.S. and $56,000 internationally, which we have since discontinued.

Royalty Income. Royalty income increased 6% to $6.1 million in the three months ended September 30, 2007 from $5.7 million in the three months ended September 30, 2006.

St. Jude Medical Angio-Seal royalty income increased 2% to $5.0 million during the three months ended September 30, 2007 compared to $4.9 million in the three months ended September 30, 2006. End-user sales of the Angio-Seal increased 2% in the first quarter of our fiscal 2008 over the same quarter a year earlier.

Orthovita royalty income increased 29% to $1.0 million during the three months ended September 30, 2007 compared to $791,000 in the three months ended September 30, 2006. End-user sales of our co-developed Vitoss® Foam products increased 32% in our first quarter of fiscal 2008 compared to the comparable prior year quarter.

Cost of Products Sold. Cost of products sold was $5.6 million for the three months ended September 30, 2007, a $796,000 increase from $4.8 million for the three months ended September 30, 2006. Gross margin on net sales for the three months ended September 30, 2007 was 51% compared to gross margin on net sales of 54% for the three months ended September 30, 2006. Costs of products sold for the three months ended September 30, 2007 included a charge of $254,000 for the acceleration of stock awards and $155,000 in charges related to the discontinuance of the embolic protection platform which resulted in a 4% decline in gross margin. The remaining change in cost of products sold was an increase of $388,000 in the three months ended September 30, 2007 compared to the same period in fiscal 2007. The gross margin was affected by start-up costs associated with the Safe-Cross product line as we initiate the manufacturing process on this new product line. As we look ahead to the rest of fiscal 2008, we believe that continuing higher volumes, process improvements and process automation will lead to further improvement of the gross margin on sales.

Research and Development Expense. Research and development expense was $4.9 million for the three months ended September 30, 2007, compared to $4.4 million for the three months ended September 30, 2006. Research and development expenses for the three months ended September 30, 2007 included a charge of $850,000 for the acceleration of stock awards and $93,000 in charges related to the discontinuance of the embolic protection platform. The remaining change in research and development expenses was a decrease of $386,000 in the three months ended September 30, 2007 compared to the same period in fiscal 2007. During the quarter ended September 30, 2007, endovascular research and development expense decreased by $782,000 offset by an increase in biomaterials research and development expense of $396,000 over the comparable prior period. The decrease in endovascular research and development expense was primarily due to a decrease in personnel, clinical trial expense, and development services and supplies related to the embolic protection platform which was discontinued in the fourth quarter of fiscal 2007. Partially offsetting these decreases in endovascular research and development expenses were additional costs related to the development of our thrombectomy and CTO platforms. The increase in biomaterials research and development expenses was due to an increase in personnel expenses as well as an increase in design and development expenses for our annulus repair, cartilage and resorbable interbody fusion projects.

Research and development expenses were 28% and 27% of total revenues for the three months ended September 30, 2007 and 2006, respectively. Research and development expenses without the charges related to the acceleration of stock awards and the discontinuance of the embolic protection platform, were 23% of total revenue for the three months ended September 30, 2007. We believe research and development expenditures in total and as a percentage of revenue will decrease in fiscal 2008 compared to fiscal 2007. This anticipated decrease will be a direct result of the discontinuance of the embolic protection line, as well as a reduction in clinical trial expense relating to our endovascular or biomaterials product lines in fiscal 2008.

Sales and Marketing Expense. Sales and marketing expense was $3.8 million for the three months ended September 30, 2007, compared to $3.0 million for the three months ended September 30, 2006. Sales and marketing expenses for the three months ended September 30, 2007 included a charge of $262,000 for the acceleration of stock awards and $71,000 in charges related to the discontinuance of the embolic protection platform. The remaining change in sales and marketing expenses was an increase of $401,000 in the three months ended September 30, 2007 compared to the same period in fiscal 2007. This increase was due to a $371,000 increase in our international sales and marketing expenses and a $31,000 increase in our U.S. sales and marketing expenses.

Internationally, sales increased 448% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. With the increase in our sales volume came an increase in personnel and travel expenses for the sales and marketing departments. These expenses increased by $257,000 in the first quarter of fiscal 2008 compared to the comparable prior year period. The increase related primarily to the building of our international endovascular sales team. There were nine sales and marketing personnel internationally as of September 30, 2007 compared to five sales and marketing employees as of September 30, 2006. Additionally, our international sales and marketing expense increased by $59,000 for office costs and other professional fees and a $48,000 in marketing and convention expenses, part of which related to an increase in the average exchange rate in the first quarter of fiscal 2008 as compared to the same period in fiscal 2007. The average Euro to Dollar exchange rate in the first quarter of fiscal 2008 was 1.37 versus an average exchange rate in the first quarter of fiscal 2007 of 1.28, an increase of approximately 8% or $51,000. In the U.S., personnel and travel expenses for the sales and marketing departments increased by $200,000 in the first quarter of fiscal 2008 compared to the comparable prior year period. Offsetting this increase was a $153,000 decrease in marketing and convention expenses due to prior year spending related to launch activities on the ThromCat device, the QuickCat device and the TriActiv FX device (which has since been discontinued).

We anticipate sales and marketing expenses in both the U.S. and outside the U.S. will continue to increase throughout the remainder of fiscal 2008 due to the expected growth in endovascular sales.

General and Administrative Expense. General and administrative expense was $3.8 million for the three months ended September 30, 2007, compared to $2.1 million for the three months ended September 30, 2006. General and administrative expenses for the three months ended September 30, 2007 included a charge for the acceleration of stock awards of $1.6 million and $5,000 in charges related to the discontinuance of the embolic protection platform. The remaining change in general and administrative expenses was an increase of $122,000 in the three months ended September 30, 2007 compared to the same period in fiscal 2007.

This increase in general and administrative expense was primarily due to an increase in personnel costs of $105,000. Additionally, during the quarter ended September 30, 2007, there was $17,000 in costs related to a prospective acquisition no longer being pursued.

Net Interest Income. Interest income increased by 38% to $333,000 for the three months ended September 30, 2007 from $242,000 for the three months ended September 30, 2006. This increase was due in part to a 21% increase in our average cash and investment balance during the period ended September 30, 2007 over the comparable prior year period. Also adding to the increase were the effects of higher interest rates. Interest expense during the three months ended September 30, 2007 was $103,000 compared to $137,000 during the same period of the prior year. We borrowed cash under a variable interest rate Secured Commercial Mortgage Agreement, which we hedged by the fixed interest rate Swap of 6.44%. The agreement had a balance of $8.0 million as of September 30, 2007.

Other Income/Expense. Other non-operating expense was $4,000 in the three months ended September 30, 2007, compared to other non-operating income of $39,000 in the three months ended September 30, 2006. Other non-operating income for the three months ended September 30, 2006 related primarily to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 14 (Opportunity Grant) to the Condensed Consolidated Financial Statements included herein). We believe that our recent decision to discontinue the embolic protection platform may impact the job creation requirement under the grant program and therefore reduce the total revenue we are able to recognize related to this grant. We have satisfied all other requirements under the provisions of this grant and therefore believe that we will be entitled to all or the majority of this grant. We have formally requested an extension of, or exception to, this requirement from the Department of Community and Economic Development of the Commonwealth of Pennsylvania and are waiting for a final response. To date we have recognized $216,000 related to this grant. No additional revenue will be recognized related to this grant until we reach a resolution with the state.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $36.9 million as of September 30, 2007, an increase of $2.5 million from our balance of $34.3 million at June 30, 2007, the end of our prior fiscal year. In addition, our working capital was $55.9 million as of September 30, 2007, an increase of $2.8 million from our working capital of $53.2 million at June 30, 2007.

Operating Activities

Net cash provided by our operating activities was $3.0 million in the three months ended September 30, 2007. For the three months ended September 30, 2007, we had a net loss of $222,000, a net effect of non-cash employee stock-based compensation and related tax events of $3.2 million, and non-cash depreciation and amortization of $1.8 million. Non-cash employee stock-based compensation of $3.7 million includes $3.0 million related to the acceleration of stock awards in which a “Change in Control”, as defined in our equity compensation plan, occurred which resulted in all outstanding unvested stock options, stock appreciation rights and non-vested stock held by officers, employees, directors and others under this plan to automatically become vested (and, in the case of options and stock appreciation rights, exercisable) in full.

Cash used as a result of changes in asset and liability balances was $1.7 million. The decrease in cash related to the change in assets and liabilities was primarily due to an increase in inventory of $1.5 million, an increase in deferred taxes of $632,000 and an increase in prepaid expenses and other assets of $483,000. This decrease was partially offset by a $442,000 increase in other current liabilities, a $343,000 increase in accounts payable and a $331,000 decrease in accounts receivable. The increase in inventory primarily related to increased raw material, subassemblies and finished goods for our endovascular product lines. The increase in other current liabilities was due to the acceleration of SAR awards during the quarter ended September 30, 2007, which resulted in an overall greater total number of vested SARs then in the prior year.

Investing Activities

Cash used in investing activities was $3.9 million for the three month period ended September 30, 2007. This amount was the result of net purchase and redemption activity within our investment portfolio and capital spending related to ongoing expansion of our manufacturing capabilities.

During the period, investments of $3.5 million matured or were called. We subsequently purchased $6.1 million in new investments with these proceeds and cash from operations, resulting in net use of cash from investing transactions of $2.6 million.

We have a $9.4 million capital spending plan for fiscal 2008 to continue to expand our research and development and manufacturing capabilities and improving our information technology systems. Of this planned amount, we paid $1.1 million during the three months ended September 30, 2007.

Financing Activities

Cash provided by financing activities was $739,000 for the three month period ended September 30, 2007. This amount was primarily the result of proceeds from the exercise of stock options and excess tax benefits from share-based payment arrangements. The exercise of stock options provided cash of $699,000 and the gross effect of awards that generated tax savings from excess tax benefits provided $40,000 for the three months ended September 30, 2007.

We plan to draw $27.0 million, the remaining funds available under the $35.0 million Mortgage, on or before the date of the Draw Period which concludes on November 25, 2007. The interest rate will be 6.44% as set by the interest rate swap agreement that hedges the Mortgage. See Note 9 (Debt) to the Condensed Consolidated Financial Statements included herein.

Stock Repurchase Program

On September 24, 2007, we announced that our board of directors had approved a stock repurchase program to provide us with more flexibility to purchase our own shares of Common Stock. The new program replaces our existing stock repurchase program and allows us to repurchase up to a total of $25.0 million of our issued and outstanding shares of Common Stock and does not have a scheduled expiration. We plan to finance any repurchases using available cash, liquid investments and cash from operations. We did not repurchase any shares of our Common Stock during the quarter ended September 30, 2007.

General

We plan to continue to increase our research and development activities for our endovascular and biomaterials products. Our sales and marketing expenses are expected to increase as we continue to invest in the building of our U.S. sales team and increased marketing efforts toward the success of the endovascular product platform.

In addition to increased cash requirements for operations, we granted cash-settled SAR awards to eligible employees during the quarter ended September 30, 2006. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of our Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of our Common Stock on the date of grant. SARs are exercisable over a maximum term of five years from the date of grant and vest over a period of three years from the grant date. The first one-third of these grants was scheduled to vest during our quarter ended September 30, 2007. During the quarter ended September 30, 2007, the vesting of all equity compensation awards automatically accelerated due to the “Change in Control” as defined under the Company’s equity compensation plan. See Note 12 (Stock-Based Compensation) to the Condensed Consolidated Financial Statements included herein for additional information concerning the accelerated vesting of all equity awards. Therefore, all granted cash-settled SAR awards are available for exercise. As of September 30, 2007, there were no cash-settled SAR awards that had been exercised by employees. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the term of these grants.

While we believe our current cash and investment balances and future cash generated from operations will be sufficient to meet our operating, financing and capital requirements for at least the next 12 months, we also may draw down on the Secured Commercial Mortgage a remaining $27 million, which represents an aggregate maximum amount of $35 million. We plan to draw down the remaining balance on or before the expiration of the draw period on November 25, 2007. See Note 9 (Debt) to the Condensed Consolidated Financial Statements included herein. Although we believe our cash and investment balances will also be sufficient on a longer term basis, that will depend on numerous factors, including: market acceptance of our existing and future products; the successful commercialization of products in development; the costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, future clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

The terms of any future equity financing we undertake may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants that limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects, as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be available to us, or will be available to us on acceptable terms, should such a need arise.

Presented below is a summary of our contractual obligations as of September 30, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($8 million)	$15,284,499	$781,867	$1,670,400	$1,670,400	$11,161,832
Remaining $27 million draw (3)	48,070,285	2,320,825	5,314,527	4,953,887	35,481,046

Subtotal Long-Term Debt Obligations	63,354,784	3,102,692	6,984,927	6,624,287	46,642,878

Purchase Obligations:
Contractual Commitments for Capital Expenditures (2)(3)	811,021	811,021	—	—	—

Total Contractual Obligations	$64,165,805	$3,913,713	$6,984,927	$6,624,287	$46,642,878

These obligations are related to our Secured Commercial Mortgage and agreements to purchase goods or services that are enforceable and legally binding.

(1)	The long-term debt obligations consist of principal and interest on our secured commercial mortgage of $8.0 million as of September 30, 2007, plus the remaining $27 million available under the mortgage, which we intend to draw before November 25, 2007. See Note 9 (Debt) to the Condensed Consolidated Financial Statements included herein.

(2)	These obligations consist of open purchase orders for capital items primarily for the continued expansion of our research and development and manufacturing capabilities.

(3)	In accordance with Generally Accepted Accounting Principles in the United States (GAAP), these obligations are not recorded on our Condensed Consolidated Balance Sheet.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 include but are not limited to the following:

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	our reliance on three customers for a majority of our sales revenues;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	our ability to successfully commercialize our endovascular products using a direct sales force or other model in the U.S. and European Union;

•	the acceptance of our products by the medical community or new technology introduced replacing our products;

•	the loss of, or interruption of supply from, key vendors;

•	the completion of additional clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our endovascular products;

•

our ability to scale up the manufacturing of our biomaterials products and endovascular platform devices to accommodate the respective sales volume; our dependence on our biomaterials customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	our dependence on key vendors and personnel;

•	the use of hazardous materials, which could expose us to future environmental liabilities;

•	the international market risks that can harm future international sales of our products;

•	our ability to expand our management systems and controls to support anticipated growth;

•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	adverse consequences resulting from the actions of a major stockholder;

•	risks related to future market acceptance of our endovascular or our partners’ biomaterials products or extinction of some or all of our products within a product family;

•	risks related to product recalls of and other manufacturing issues relating to our endovascular or our partners’ biomaterials products;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

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

Investment Portfolio

Our investment portfolio consists primarily of high quality municipal securities the majority of which have maturities ranging from less than one year to approximately three years. We also have five municipal variable-rate demand obligations that have maturities ranging from 17 to 34 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of September 30, 2007, our total portfolio consisted of approximately $29.9 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding our investments is located in Note 2 (Investments) to the Consolidated Financial Statements of the Company included herein.

Debt

On May 25, 2006, we entered into an agreement for a Mortgage with Citibank, N.A. The Mortgage provides us with the ability to take aggregate advances of up to $35 million. In order to manage the market risk from changes in interest rates under the Mortgage we also entered into a $35 million aggregate ten-year fixed interest rate swap (“Swap”). As of September 30, 2007, we had taken an $8.0 million advance under the Mortgage. See Note 9 (Debt) to the Condensed Consolidated Financial Statements of the Company included herein. Our objective and strategy for entering into the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

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

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II—OTHER INFORMATION

Item 1A.	Risk Factors.

The Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 includes a detailed discussion of our risk factors. There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 except that:

The risk factor entitled “We could face adverse consequences as a result of the actions of a major stockholder” is deleted.

Item 6.	Exhibits.

10.1	Employment Agreement, dated as of June 27, 2007, between Kensey Nash Corporation and Joseph W. Kaufmann.(1)

10.2	Employment Agreement, dated as of June 27, 2007, between Kensey Nash Corporation and Douglas G. Evans.(2)

10.3	Settlement Agreement, dated October 24, 2007.(3)

10.4	Confidentiality Agreement, dated October 24, 2007.(4)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed with the SEC on July 3, 2007.
(2)	This exhibit is incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed with the SEC on July 3, 2007.
(3)	This exhibit is incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K filed with the SEC on October 26, 2007.
(4)	This exhibit is incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K filed with the SEC on October 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: November 9, 2007	By:	/s/ Wendy F. DiCicco, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)