Form 10-Q
period 2007-12-31
KENSEY NASH CORP
filed 2008-02-11
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2007

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

As of January 31, 2008, there were 11,926,204 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED DECEMBER 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,113,007	$7,087,969
Investments (See Note 2)	42,219,861	27,243,485
Trade receivables, net of allowance for doubtful accounts of $5,579 and $8,219 at December 31, 2007 and June 30, 2007, respectively	6,269,680	6,220,727
Royalties receivable	6,489,760	6,080,841
Other receivables (including approximately $24,000 and $11,000 at December 31, 2007 and June 30, 2007, respectively, due from employees)	812,093	718,528
Inventory (See Note 3)	9,254,513	7,392,116
Deferred tax asset, current portion	3,744,023	3,151,350
Prepaid expenses and other	2,633,454	1,977,592

Total current assets	89,536,391	59,872,608

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	4,883,591
Building	45,741,159	44,736,219
Machinery, furniture and equipment	30,006,124	28,618,268
Construction in progress - new facility	115,954	984,211
Construction in progress	1,262,649	967,791

Total property, plant and equipment	82,009,477	80,190,080
Accumulated depreciation	(19,174,154)	(16,368,768)

Net property, plant and equipment	62,835,323	63,821,312

OTHER ASSETS:
Acquired patents and other intangibles, net of accumulated amortization of $4,627,429 and $4,087,962 at December 31, 2007 and June 30, 2007, respectively (See Note 5)	5,663,937	6,043,404
Goodwill (See Note 7)	10,723,924	10,671,626
Other non-current assets	109,919	116,514

Total other assets	16,497,780	16,831,544

TOTAL	$168,869,494	$140,525,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,473,568	$3,709,864
Accrued expenses (See Note 8)	3,796,017	2,468,162
Other current liabilities	618,201	—
Current portion of debt	1,400,000	186,667
Deferred revenue	625,399	350,739

Total current liabilities	8,913,185	6,715,432

OTHER LIABILITIES:
Long-term debt (See Note 9)	33,483,333	7,813,333
Deferred revenue, non-current	559,419	611,196
Deferred tax liability, non-current	271,706	995,395
Other non-current liabilities	2,627,241	740,321

Total liabilities	45,854,884	16,875,677

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at December 31, 2007 and June 30, 2007	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 12,018,674 and 11,930,796 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	12,005	11,931
Capital in excess of par value	86,214,078	87,435,283
Retained earnings	38,466,870	36,433,432
Accumulated other comprehensive loss	(1,678,343)	(230,859)

Total stockholders’ equity	123,014,610	123,649,787

TOTAL	$168,869,494	$140,525,464

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
REVENUES:
Net sales
Biomaterial sales	$11,484,912	$9,971,821	$21,652,211	$19,817,298
Endovascular sales	1,661,951	1,226,295	3,026,181	1,934,007

Total net sales	13,146,863	11,198,116	24,678,392	21,751,305
Royalty income	6,491,063	6,093,938	12,561,951	11,812,083

Total revenues	19,637,926	17,292,054	37,240,343	33,563,388

OPERATING COSTS AND EXPENSES:
Cost of products sold	6,177,524	5,261,524	11,821,673	10,109,353
Research and development	3,959,591	4,814,726	8,891,595	9,190,355
Sales and marketing	3,742,925	3,385,835	7,506,078	6,414,137
General and administrative	2,186,449	2,045,684	5,999,888	4,105,153

Total operating costs and expenses	16,066,489	15,507,769	34,219,234	29,818,998

INCOME FROM OPERATIONS	3,571,437	1,784,285	3,021,109	3,744,390

OTHER INCOME/(EXPENSE):
Interest income	474,567	274,426	807,593	516,057
Interest expense	(300,672)	(49,175)	(403,259)	(186,235)
Other income	22,023	9,775	17,928	48,721

Total other income - net	195,918	235,026	422,262	378,543

INCOME BEFORE INCOME TAX	3,767,355	2,019,311	3,443,371	4,122,933
Income tax expense	(1,159,188)	(440,149)	(1,057,548)	(1,115,952)

NET INCOME	$2,608,167	$1,579,162	$2,385,823	$3,006,981

BASIC EARNINGS PER SHARE	$0.22	$0.13	$0.20	$0.26

DILUTED EARNINGS PER SHARE	$0.21	$0.13	$0.19	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,108,682	11,709,604	12,037,997	11,669,507

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,645,134	12,568,341	12,633,529	12,534,953

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Capital		Accumulated
			in Excess		Other
	Common Stock		of Par		Comprehensive	Comprehensive
	Shares	Amount	Value	Retained Earnings	(Loss)/Income	Income/(Loss)	Total
BALANCE, JUNE 30, 2007	11,930,796	$11,931	$87,435,283	$36,433,432	$(230,859)		$123,649,787
Cumulative effect adjustment for adoption of FIN 48 (See Note 15)				(352,385)			(352,385)
Exercise/issuance of:
Stock options	327,092	327	3,592,275				3,592,602
Nonvested stock awards	102,537	102	(102)				—
Exchange of nonvested shares for taxes	(18,401)	(18)	(441,380)				(441,398)
Stock repurchase (See Note 11)	(337,201)	(337)	(9,269,235)				(9,269,572)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			1,837,165				1,837,165
Nonvested stock awards			(181,429)				(181,429)
Nonvested stock awards granted to non-employee			115,013				115,013
Employee stock-based compensation:
Stock options			1,247,519				1,247,519
Nonvested stock awards			1,878,969				1,878,969
Net income				2,385,823		$2,385,823	2,385,823
Foreign currency translation adjustment					3,522	3,522	3,522
Change in unrealized loss on investments (net of tax)					86,062	86,062	86,062
Interest rate swap unrealized loss (net of tax)					(1,537,068)	(1,537,068)	(1,537,068)

Comprehensive income						$938,339

BALANCE, DECEMBER 31, 2007 (Unaudited)	12,004,823	$12,005	$86,214,078	$38,466,870	$(1,678,343)		$123,014,610

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$2,385,823	$3,006,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,561,788	3,390,039
Stock-based compensation (See Note 12):
Stock options	1,247,519	519,270
Nonvested stock awards	1,883,761	851,712
Cash-settled stock appreciation rights	1,302,063	264,671
Tax benefit/(deficiency) from exercise/issuance of:
Stock options	1,837,165	624,991
Nonvested stock awards	(181,429)	(37,353)
Excess tax benefits from share-based payment arrangements	(1,134,192)	(632,352)
Exchange of nonvested shares for taxes	(441,398)	(403,286)
Cash-settled stock appreciation rights (SAR) exercise/repurchase	(1,125,833)	—
(Gain)/loss on disposal/retirement of property, plant and equipment	(3,388)	9,393
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(938,617)	2,239,305
Deferred tax asset	(682,093)	(353,152)
Prepaid expenses and other current assets	(559,986)	(349,445)
Inventory	(1,862,397)	(2,105,611)
Accounts payable and accrued expenses	(276,070)	863,404
Deferred revenue	274,660	21,446
Deferred tax liability, non-current	(723,689)	246,178
Deferred revenue, non-current	(51,777)	(92,318)
Other current liabilities	441,971	22,839
Other non-current liabilities	349,852	425,585

Net cash provided by operating activities	5,303,733	8,512,297

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,907,928)	(6,805,123)
Additional MacroPore Biosurgery, Inc. acquisition costs	(62,298)	—
Purchase of license agreement	(150,000)	—
Sale of investments	8,320,000	5,390,000
Purchase of investments	(23,307,354)	(9,111,892)
Restricted cash	—	(22,839)

Net cash used in investing activities	(17,107,580)	(10,549,854)

FINANCING ACTIVITIES:
Proceeds from secured commercial mortgage	27,000,000	—
Deferred financing costs	—	(1,076)
Repayments of long term debt	(116,667)	—
Stock repurchase	(8,853,889)	—
Excess tax benefits from share-based payment arrangements	1,134,192	632,352
Proceeds from exercise of stock options	3,592,602	1,411,683

Net cash provided by financing activities	22,756,238	2,042,959

EFFECT OF EXCHANGE RATE ON CASH	72,647	31,420
INCREASE IN CASH	11,025,038	36,822
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,087,969	4,874,466

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,113,007	$4,911,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $36,965 and $82,554 at December 31, 2007 and 2006, respectively)	$345,918	$186,235

Cash paid for income taxes	$—	$280,000

Retirement of fully depreciated property, plant and equipment	$131,300	$162,692

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
Increase in prepaid expense related to non-employee nonvested awards	$115,013	$—

SUPPLEMENTAL DISCLOSURE OF FINANCING INFORMATION:

During the year ended June 30, 2006, the Company entered into a Secured Commercial Mortgage with Citibank, F.S.B. The Mortgage which is secured by the Company’s facility, had provided the Company with the ability to take aggregate advances up to $35 million through November 25, 2007, all of which have now been taken. (See Note 9).

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal 2007.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). Sales revenue is recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including credits and discounts. The Company had net sales returns provisions, credits and discounts of $10,618 and $13,216 for the three and six months ended December 31, 2007. For the three and six month periods ended December 31, 2006, there were net sales returns provisions, credits and discounts of $17,005 and $39,603, respectively.

The Company incurs value added tax (VAT) on sales made by Kensey Nash Europe GmbH and excludes or presents on a net basis these taxes from revenues in accordance with Emerging Issues Task Force (EITF) Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Company does not record any other tax on its revenue-producing transactions.

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

Geographic Information

The Company’s revenues from external customers are categorized geographically below. Revenues are attributed to a country based on the location of the customer. The Company’s business is not dependent on foreign operations. No one country other than the U.S. represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.:

	Revenues for the three month period ended December 31,		Revenues for the six month period ended December 31,
	2007	2006	2007	2006
United States	$18,849,010	$16,854,437	$35,896,810	$32,950,167
Other foreign countries	788,916	437,617	1,343,533	613,221

Total	$19,637,926	$17,292,054	$37,240,343	$33,563,388

Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. Options and nonvested stock awards to purchase shares of the Company’s Common Stock that were outstanding for the three and six months ended December 31, 2007 and 2006, but were not included in the computation of diluted EPS because the options and nonvested stock awards would have been antidilutive are shown in the table below:

	Three months ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Number of Options and Awards	823,839	372,061	718,193	376,030

Option and Award Price Range	$27.80 - $34.36	$24.90 - $ 34.36	$22.93 - $34.36	$23.30 - $34.36

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

To Be Adopted:

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a standard definition for fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is its 2009 fiscal year. The Company has not yet assessed the impact the adoption of SFAS 157 will have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is its 2009 fiscal year. The Company has not yet assessed the impact the adoption of SFAS 159 will have on its financial position or results of operations.

In June of 2007, the FASB ratified the consensus reached by the EITF on Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement. Nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have an alternative future use (in research and development projects or otherwise) will continue to be recognized in accordance with the guidance in SFAS 2. Refundable advance payments for future research and development activities are excluded from the scope of this Issue. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, which for the Company is its 2009 fiscal year, and interim periods within those fiscal years. EITF 07-3 applies prospectively to new contracts entered into on, or after, the effective date. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (SFAS 141(R)). SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, which for the Company is its 2010 fiscal year. The Company has not yet assessed the impact the adoption of SFAS 141(R) will have on its financial position or results of operations.

Note 2 – Investments

Investments as of December 31, 2007 consisted primarily of high quality municipal obligations and one mutual fund. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets, and such portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Note 10—Comprehensive Income) and realized gains and losses in other income.

The following is a summary of available-for-sale securities as of December 31, 2007 and June 30, 2007:

	December 31, 2007
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Municipal Obligations	$39,766,009	$80,418	$(35,811)	$39,810,616
Mutual Fund	2,580,359	—	(171,114)	2,409,245

Total Investments	$42,346,368	$80,418	$(206,925)	$42,219,861

	June 30, 2007
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Municipal Obligations	$24,968,445	$11,403	$(100,027)	$24,879,821
Mutual Fund	2,531,944	—	(168,280)	2,363,664

Total Investments	$27,500,389	$11,403	$(268,307)	$27,243,485

The majority of the investments listed above have maturities ranging from less than one year to approximately three years. In addition, the Company has eight municipal variable-rate demand obligations that have maturities ranging from 18 to 32 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis.

The investment securities shown below currently have fair values less than their amortized costs and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. As of December 31, 2007, there were approximately 11 out of 25 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment by category, as of December 31, 2007 were as follows:

	Loss < 12 months		Loss > or equal to 12 months		Total
Description	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$2,087,095	$(2,605)	$5,781,550	$(33,206)	$7,868,645	$(35,811)
Mutual Fund	—	—	2,580,359	(171,114)	2,580,359	(171,114)

Total Investments	$2,087,095	$(2,605)	$8,361,909	$(204,320)	$10,449,004	$(206,925)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	December 31, 2007	June 30, 2007
Raw materials	$5,717,927	$4,891,057
Work in process	1,923,865	1,954,960
Finished goods	2,280,586	1,057,459

Gross inventory	9,922,378	7,903,476
Provision for inventory obsolescence	(667,865)	(511,360)

Inventory	$9,254,513	$7,392,116

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

St Jude Medical, Inc.

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

The Component Supply Contract – Under a supply contract executed with St. Jude Medical in 2005, the Company is the exclusive supplier of 100% of the collagen sponge and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement. The contract expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for the Company’s ongoing investments in collagen research and development. As of December 31, 2007 the Company has recognized $750,764 of this $1.0 million and the remaining $249,236 is recorded as deferred revenue and will be recognized over the remaining period of the contract.

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

In a separate transaction in August 2004, the Company acquired proprietary rights of a third party to the Vitoss technology. This acquisition included the economic rights of the third party, which include a royalty on all products sold containing the VITOSS technology.

Note 5 – Acquired Patents and Other Intangible Assets

The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company’s inability to measure the recoverability of these costs when incurred. From time to time, the Company has acquired portfolios of patents that it believes are beneficial to its ongoing businesses. These acquisitions have included a portfolio of puncture closure patents in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. (THM) in 2000, certain intellectual property and other rights related to the Vitoss® product line from a third party inventor in 2004, intangible assets acquired as part of the purchase of certain assets of IntraLuminal Therapeutics, Inc. (ILT) in 2006 and most recently, certain assets of MacroPore Biosurgery, Inc. (MacroPore) in 2007 (See Note 6), among other smaller purchases.

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from 1 to 13 years as of December 31, 2007. The gross carrying amount of such patents and intangible assets, as of December 31, 2007, was $10,291,366 with accumulated amortization of $4,627,429. Amortization expense on these patents and intangible assets was $269,691 and $539,467 for the three and six month periods ended December 31, 2007, respectively. For the three and six month periods ended December 31, 2006, there was $191,617 and $442,127 of amortization expense on these patents and intangible assets, respectively. The table below details the estimated amortization expense on the Company’s acquired patents and intangible assets for the next five fiscal years.

Fiscal year ending June 30,	Amortization Expense
2008	$1,088,408
2009	1,123,707
2010	1,144,033
2011	1,063,237
2012	752,813

Note 6 – Acquisitions

IntraLuminal Therapeutics, Inc. In May 2006, the Company acquired certain assets of ILT, a company focused on the emerging market opportunity for the treatment of chronic total occlusions (CTO), for $8.0 million cash plus acquisition costs of $197,384.

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

	$1,470,000

MacroPore Biosurgery, Inc. In May 2007, the Company acquired certain assets of MacroPore, a leading developer of bioresorbable products targeted for spinal, craniofacial, and orthopaedic surgery applications, for approximately $3.2 million cash. In addition, the Company incurred related acquisition costs of $187,988 through December 31, 2007.

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

The following is a summary of the allocation, including net adjustments of $62,298 recognized since June 30, 2007:

Inventory	$56,535
Machinery, furniture and equipment	574,482
Intangible asset (Customer Relationship)	1,650,000
Excess of cost over net assets acquired (goodwill)	1,081,971

$3,362,988

The assets acquired by the Company encompass the manufacturing of six bioresorbable product lines, which are sold exclusively to a leading orthopaedic device company for worldwide distribution. As such, the identified intangible asset (Customer Relationship) valued at $1,650,000 as of December 31, 2007 is being amortized over the five-year term of the manufacturing, development and supply agreement with this company.

Note 7 – Goodwill

Goodwill represents the excess of cost over the fair market value of the identifiable net assets of THM, a company acquired in September 2000, as well as certain assets acquired from ILT, in May 2006 (See Note 6) and from MacroPore, in May 2007 (See Note 6).

Under SFAS 142, Goodwill and Other Intangible Assets (FAS 142), goodwill is not amortized, but is subject to annual impairment tests, which the Company has set to occur on June 30th of each fiscal year. Annual impairment tests in fiscal 2007, 2006, and 2005 indicated that goodwill was not impaired on the test date.

The net carrying amount of goodwill increased for the period ended December 31, 2007 from the year ended June 30, 2007 by approximately $52,000, as a result of additional costs and allocations related to the acquisition of certain assets of MacroPore (See Note 6). This amount is expected to be fully deductible for tax purposes. The following table indicates the Company’s total goodwill balances as of the dates presented:

Goodwill
Balance as of June 30, 2007	$10,671,626
Acquisition of certain assets of MacroPore - additional costs and allocations	52,298

Balance as of December 31, 2007	$10,723,924

Note 8 – Accrued Expenses

As of December 31, 2007 and June 30, 2007, accrued expenses consisted of the following:

	December 31, 2007	June 30, 2007
Accrued payroll and related compensation	$2,266,834	$1,477,606
Other	1,529,183	990,556

Total	$3,796,017	$2,468,162

Note 9 – Debt

Secured Commercial Mortgage - On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage provided the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the Draw Period) and is secured by the Company’s facility and land located at 735 Pennsylvania Drive, Exton, Pennsylvania 19341. On May 25, 2006 and November 23, 2007, the Company took $8 million and $27 million advances, respectively, under the Mortgage, both of which bear interest at LIBOR plus a 0.82% Loan Credit Spread. Under the Mortgage, the Company was required to pay interest only on the outstanding principal amount during the Draw Period. Beginning December 25, 2007, the Company began paying principal and interest based on a 25 year straight-line amortization schedule.

The Mortgage contains various conditions to borrowing, including affirmative, restrictive and financial maintenance covenants. Certain of the more significant covenants require the Company to maintain a Minimum Fixed Charge Coverage Ratio of EBITDA (as defined in the Mortgage) to debt service equal to or greater than 1.50-to-1.0; and an interest rate hedge of at least 50 percent of the outstanding principal balance of the Mortgage through an interest rate protection product reasonably acceptable to Citibank, F.S.B. As of December 31, 2007, the Company was in compliance with its affirmative, restrictive and financial maintenance covenants.

Interest Rate Swap Agreement—In order to hedge its interest rate risk under the Mortgage, the Company also entered into a $35 million aggregate ten-year fixed interest rate swap agreement (the Swap) with Citibank, N.A. The Company is using the Swap as a cash flow hedge of the Company’s interest payments under the Mortgage. The Swap converts the variable LIBOR portion of the Mortgage payments to a fixed rate of 6.44% (5.62% fixed interest rate plus a 0.82% Loan Credit Spread). If the critical terms of the Swap or the hedge item do not change, the Swap will be considered to be highly effective with all changes in fair value included in other comprehensive income. As of December 31, 2007 and June 30, 2007, the fair value of the Swap was in an unrealized loss position of $2,627,241 ($1,733,979, net of tax) and $298,350 ($196,911, net of tax), respectively and was included in accumulated comprehensive (loss)/income on the Condensed Consolidated Balance Sheets.

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

The effective portion of the Swap gains or losses, due to changes in fair value, are recorded as a component of comprehensive (loss)/income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Company utilizes the Hypothetical Derivative Method in determining hedge effectiveness each period. Transactions that would cause ineffectiveness and result in the Company reclassifying the ineffective portion into current earnings would include the prepayment of the Mortgage and/or the Company’s election of the Prime interest rate option (rather than LIBOR) on any draw under the Mortgage. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the three and six month periods ended December 31, 2007, no amounts were recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. No amount was recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness for the three and six month periods ended December 31, 2006. The amount reported as an unrealized loss on interest rate swap in the accumulated comprehensive (loss)/income account within stockholders’ equity represents the net unrealized loss on the Swap. The Company does not anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions occur.

Note 10 – Comprehensive Income/(Loss)

The Company accounts for comprehensive income/(loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated comprehensive (loss)/income is shown in the Condensed Consolidated Statements of Stockholders’ Equity as of December 31, 2007 and June 30, 2007, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities, foreign currency translation adjustments and interest rate swap. The net tax benefit for the six months ended December 31, 2007 and for the fiscal year ended June 30, 2007 of comprehensive income were $676,277 and $28,946, respectively.

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

The repurchase program does not require the Company to purchase any specific dollar value or number of shares. Purchases under the program will depend on market conditions and may be commenced or suspended at any time without prior notice. As of December 31, 2007, $16.2 million remains available for stock repurchases under the most recently authorized program. During the six month period ended December 31, 2007, the Company repurchased and retired 323,350 shares of Common Stock that were settled at a cost of $8,840,955, or an average market price per share of $27.34, using available cash. An additional 13,851 shares were repurchased in December, but settled in January at a cost of $413,803, or an average market price per share of $29.88. There were no repurchases of stock during the six month period ended December 31, 2006.

Note 12 – Stock-Based Compensation

Total stock-based compensation expense for the three and six month periods ended December 31, 2007 was $726,282 and $4,433,343, respectively, including the accelerated vesting charge of $2,974,033 as described below. For the three and six month periods ended December 31, 2006 total stock-based compensation expense was $949,355 and $1,635,653 respectively. The total income tax benefit recognized on the Condensed Consolidated Statements of Income for stock-based compensation costs was $246,936 and $1,507,337 for the three and six month periods ended December 31, 2007, respectively. The income tax benefit recognized in the statement of operations for stock-based compensation expense for the three and six months ended December 31, 2006 was $322,781 and $556,122 respectively. Compensation expense related to stock-based awards is classified on the Condensed Consolidated Statements of Income within the same line items as salary expense with respect to the award recipients, and is recorded over the awards’ relevant vesting period. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of general and administrative expense.

On December 5, 2007, the Company held its 2007 Annual Meeting of Stockholders at which the Stockholders considered and approved the Company’s Sixth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Employee Plan). The Employee Plan became effective immediately upon the stockholders’ approval.

The Employee Plan authorized an additional 350,000 shares of the Company’s Common Stock for issuance under it and increased from 20% to 50% the percentage of the Company’s shares of Common Stock, that a stockholder must acquire to trigger a Change in Control under the Employee Plan.

As of December 31, 2007, the total number of shares authorized for issuance under the Employee Plan was 4,700,000, of which options to purchase a total of 1,834,550 shares of the Company’s Common Stock at a weighted average exercise price of $21.33 were outstanding, 32,179 nonvested stock awards were outstanding, options to purchase a total of 2,453,617 shares of the Company’s Common Stock had previously been exercised/issued, and 379,654 shares remained available for new awards under the Employee Plan.

As of December 31, 2007 a total of 410,000 shares were authorized for issuance under the Non-employee Directors’ Stock Option Plan (the Directors’ Plan). Nonqualified options to purchase a total of 312,500 shares of the Company’s Common Stock at a weighted average exercise price of $20.42 were outstanding, and options to purchase a total of 97,500 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. As a result, no shares remained available for new awards under the Directors’ Plan. Awards previously granted under the Directors’ Plan are now granted under the Employee Plan.

Accelerated Vesting of all Equity Awards

On August 30, 2007, the acquisition by Ramius Capital Group, L.L.C. and its affiliates, of more than 20 percent of the Company’s outstanding Common Stock, constituted a “Change in Control” as defined under the Employee Plan. As a result, all outstanding unvested stock options, stock appreciation rights (SARs) and nonvested stock awards held by officers, employees, directors and others under this plan automatically became vested (and, in the case of options and stock appreciation rights, exercisable) in full.

As part of the accelerated vesting, unvested stock option grants to purchase 114,405 shares of the Company’s Common Stock became fully vested and exercisable. Of these options, non-employee members of the Board of Directors held options to purchase 37,500 shares, and employees held options to purchase the remaining 76,905 shares. There were no unvested stock options held by executive officers. Compensation expense that would otherwise have been recorded over a weighted average period of 1.85 years was $920,131, or $607,286 net of related tax effects, and was recognized as an accelerated vesting charge primarily during the first quarter ended September 30, 2007.

In addition, 283,690 stock appreciation rights (SARs) also became fully vested and exercisable on August 30, 2007. Of these SARs, 179,690 awards were granted to employees at a stock price of $29.88 and the remaining 104,000 SAR awards were granted to officers at a stock price of $31.36. An accelerated vesting charge of $429,760, or $283,642 net of related tax effects, was recognized during the first quarter ended September 30, 2007.

A total of 94,537 shares of nonvested stock awards became fully vested and were released at a market value of $23.97 per share, the closing price of the Company’s Common Stock on August 30, 2007. Non-employee members of the Board of Directors held 34,780 shares, 45,031 shares were held by officers, and other employees held the remaining 14,726 shares. Compensation expense of $1,624,143, or $1,071,934 net of related tax effects, that otherwise would have been recorded over a weighted average period of 1.36 years was recognized during the first quarter ended September 30, 2007 as an accelerated vesting charge.

Stock Options

Stock options have been granted to employees and members of the Board of Directors of the Company, as well as non-employee outside consultants. For the three and six months ended December 31, 2007, the Company recognized expense of $192,940 and $1,247,519 (including the accelerated vesting charge of $920,131 as described above), respectively related to stock options. For the three and six months ended December 31, 2006, the Company recognized expense of $273,356 and $519,270, respectively related to stock options. As of December 31, 2007, there was $3,152,222 of unrecognized compensation costs related to unvested stock options granted under the two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.81 years.

A summary of the stock option activity under both plans for the six months ended December 31, 2007, is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2007	1,859,985	$18.56	$17,478,258	327,500	$20.12	$2,471,815
Granted	309,190	28.02		—	—
Cancelled	(22,533)	29.04		—	—
Exercised	(312,092)	10.85		(15,000)	13.79

Balance at December 31, 2007	1,834,550	21.33	$16,668,868	312,500	20.42	$3,080,475

Exercisable portion	1,532,660	20.02	$16,095,277	312,500	20.42	$3,080,475

Available for future grant	379,654			—

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

	Six Months Ended December 31,
	2007	2006
Dividend yield	0%	0%

Expected volatility	35%	35%

Risk-free interest rate	4.286%	4.580% - 5.047%

Expected lives:	6.33	6.38

During the three months ended December 31, 2007, the Company granted options at fair market value to purchase 309,190 shares of the Company’s Common Stock to employees of the Company. These options were valued at $12.04 per share on the grant date using the fair value assumptions listed above and will be expensed over the three year vesting period.

The following table summarizes significant option groups outstanding under both the Employee and Directors’ plans as of December 31, 2007 and related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares at December 31, 2007	Remaining Contractual Life	Wghtd Avg Exercise Price	Number of shares at December 31, 2007	Wghtd Avg Exercise Price
$7.625 - $14.510	770,981	2.70	$12.78	770,981	$12.78
$14.580 - $28.020	1,010,426	6.94	23.48	708,536	21.55
$28.230 -$34.360	365,643	6.91	32.66	365,643	32.66

	2,147,050			1,845,160

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers and certain other management of the Company pursuant to the Employee Plan. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. For the three and six months ended December 31, 2007, the Company recognized expense of $27,850 and $1,883,761 (including an accelerated vesting charge of $1,624,143 as described above) respectively, related to nonvested stock awards. For the three and six months ended December 31, 2006, the Company recognized expense of $426,556 and $851,712, respectively, related to nonvested stock awards. As of December 31, 2007, there was an estimated $920,000 of unrecognized compensation costs related to nonvested stock awards granted under the Employee Plan. That cost is expected to be recognized over a weighted average period of 2.81 years.

The following table outlines the nonvested stock awards activity for the six months ended December 31, 2007.

	Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2007	105,035	$29.90

Granted:
Non-employee Directors	28,263	29.37
Non-employee	3,916	29.37
Issued:
Executive officers & management	(67,757)	29.93
Non-employee Directors	(34,780)	27.78
Cancelled:
Executive officers & management	(500)	27.47
Non-employee Directors	(1,998)	32.00

Balance December 31, 2007	32,179	$29.37

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

The nonvested shares granted to executive officers and other members of management were to vest in three equal annual installments based solely on continued employment with the Company. Nonvested shares are generally forfeited upon termination of employment.

Cash-Settled Stock Appreciation Rights

Cash-settled stock appreciation rights (SARs) have been granted to executive officers and eligible employees of the Company. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of the Company’s Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of the Company’s Common Stock on the date of grant. For the three and six months ended December 31, 2007, the Company recognized a total expense of $505,492 and $1,302,063, respectively related to SARs including an accelerated vesting charge of $429,760. For the three and six month periods ended December 31, 2006, $249,443 and $264,671, respectively was recognized as expense related to SARs.

On November 14, 2007, the Company offered to buy back the SARs from all current eligible employees, excluding the executive officers, at the fair market value (Buyout Price) based on the closing price of the Company’s Common Stock on December 14, 2007. This offer resulted in the Company purchasing 173,940 SARs at a Buyout Price of $6.47 per SAR for a total of $1,125,392 (net of the Company’s portion of payroll taxes) paid to the participating eligible employees, which represented approximately 99% participation by eligible employees of the SARs outstanding.

As of December 31, 2007 the average fair market value of each remaining SAR was $5.86 and the related liability for all remaining SARs was $618,201. These SARs will continue to be remeasured at each reporting period until all awards are settled. As of December 31, 2007, a total of $1,125,833 (net of Company payroll tax) share-based liabilities were paid for cash settled SARs exercised and repurchased.

The following table outlines cash-settled SAR award activity for the six months ended December 31, 2007.

	Shares	Weighted Average Price Per Share
Balance June 30, 2007	291,940	$30.41
Granted	—	—
Exercised	(700)	29.88
Repurchased	(173,940)	29.88
Cancelled	(11,800)	29.88

Balance December 31, 2007	105,500	$31.34

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

	Six Months Ended December 31,
	2007	2006
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	3.10% - 4.86%	4.67%
Expected lives	1.88 - 2.85	3.5

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

Note 13 – Retirement Plan

The Company has a voluntary 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total salaried compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three and six months ended December 31, 2007 were $116,913 and $238,878, respectively. In the three and six months ended December 31, 2006, employer contributions were $109,795 and $231,876, respectively.

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

No revenue was recognized related to this grant during for the six months ended December 31, 2007. Revenue related to this grant for the three and six months ended December 31, 2006 was $20,270 and $40,541 respectively, and was recognized as a component of Other Income. Remaining deferred revenue from this opportunity grant is estimated at $283,784.

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

Note 15 – Income Taxes

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109).

The Company adopted the provisions of FIN 48 on July 1, 2007. In connection with the adoption, the Company recorded a net decrease to retained earnings of $352,385 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. The amount of unrecognized tax benefits at July 1, 2007 and December 31, 2007 was $333,188 of which $272,942 would impact the Company’s tax rate, if recognized. Upon the initial adoption of FIN 48 at July 1, 2007, the Company recorded $85,771 for potential interest and penalties for unrecognized tax benefits. Interest and penalties are included in interest expense and other expense respectively on the Condensed Consolidated Statements of Income. Additional interest and penalties of $3,208 and $7,562 were recorded for interest and penalties during the three and six months ended December 31, 2007, respectively.

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal or Pennsylvania income tax examination for years prior to fiscal 2004 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

The Company is awaiting Congressional approval extending the Research and Experimentation (R&E) Tax Credit for calendar year 2008. Until such time the 2008 R&E Tax Credit extension is approved, the Company can only claim research and development tax credits through December 31, 2007 as a component of its tax provision related to its ongoing performance of qualified research and development. The previously approved Congressional extension of the R&E Tax Credit through December 2007 enabled the Company to record retroactive adjustments to its tax provision during the second quarter ended December 31, 2006.

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

The Company has recognized asset impairment and other related charges totaling approximately $5.0 million before taxes. These charges include cash charges primarily related to severance, clinical trial and other contract termination costs totaling approximately $0.4 million in the aggregate. These charges also include non-cash charges totaling approximately $4.6 primarily related to abandonment of inventory and machinery and equipment. Of the approximately $5.0 million in charges, approximately $4.7 million (including $4.6 million of non-cash asset impairment charges and $0.1 million of cash charges) was recorded in the fourth quarter ended June 30, 2007, and the remainder was recognized in the first fiscal quarter of 2008. Charges for the six month period ending December 31, 2007 have been presented within the Company’s results from continuing operations as depicted in the table below:

Six Months Ended December 31, 2007
Net Sales (customer credits)	$—

Operating costs and expenses:
Cost of products sold	154,726
Research and development	92,630
Sales and marketing	71,474
General and administrative	4,898

$323,728

Severance Charges

The decision was communicated to affected employees on July 10, 2007, which resulted in a net reduction of 11 personnel with employee severance costs of $0.2 million. These severance costs were recognized in the Company’s financial statements first fiscal quarter of 2008.

Asset Impairment Charges

The Company recorded pre-tax charges in its fourth quarter fiscal 2007 financial statements for the abandonment of certain embolic protection machinery and equipment of approximately $1.3 million. The Company also recorded inventory and other related embolic protection charges of approximately $3.0 million. In addition, charges of approximately $0.3 million for PROGUARD clinical trial assets were incurred in that quarter.

Contract Termination Charges

During the fourth quarter of fiscal 2007, the Company incurred pre-tax charges of approximately $0.1 million for contract termination and other embolic protection related charges. The remaining contract termination costs of approximately $0.1 million, including a reduction in clinical trial expenses of $0.1 million was recognized in the first fiscal quarter of 2008. Cash charges related to contract termination and other embolic protection related charges totaled approximately $0.2 million in the fourth quarter of fiscal 2007.

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

OVERVIEW

Kensey Nash Corporation is a medical device company known for innovative product development and unique technology in the fields of resorbable biomaterials and endovascular devices used in a wide variety of medical procedures. We provide an extensive range of products in multiple medical markets, primarily the endovascular and orthopaedic markets. Most of the products are based on our expertise in the design, development, manufacturing and processing of resorbable biomaterials. These products have primarily been commercialized through partnerships, in many cases with large medical device companies with extensive distribution capabilities. We are also commercializing a series of innovative endovascular products through our own direct sales forces in the U.S. and Germany and distributors in other countries. Our revenues consist of two components: net sales, which includes biomaterials products and endovascular products, and royalty income.

Net Sales

Biomaterials Sales

As pioneers in the field of resorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of resorbable biomaterials for medical applications. Our biomaterials products, specifically polymer and collagen based products, are components of, in most cases, finished goods sold by numerous other companies pursuant to contractual arrangements. We sell our biomaterials products to over 25 companies who in turn sell them into the end user marketplace. Our largest biomaterials customers include St. Jude Medical, to whom we supply Angio-Seal components; Arthrex, Inc., to whom we supply a broad range of sports medicine and trauma products; and Orthovita, Inc., to whom we supply products for use in repair of the spine and orthopaedic trauma injuries. We also supply biomaterials products and development expertise to other orthopaedic companies including Medtronic, Inc., Zimmer, Inc., and Biomet Sports Medicine, Inc., amongst others. In the remainder of fiscal 2008 and in fiscal 2009, we plan to continue to expand our relationships with existing customers in the market we currently participate and add new partners by targeting markets outside of the orthopaedic space.

The sale of Angio-Seal components to St. Jude Medical and sales of biomaterial orthopaedic products, including products with applications in sports medicine and spine, continue to be our primary source of revenue. The table below shows the trends in our Angio-Seal component and orthopaedic product sales for the six months ended December 31, 2007 and December 31, 2006, by presenting such sales as a percentage of our total Biomaterials Sales:

Sales of	Six months ended 12/31/07	% of Biomaterials Sales	Six months ended 12/31/06	% of Biomaterials Sales

Angio-Seal Components	$7,222,546	33%	$10,253,869	52%
Orthopaedic Products	13,376,274	62%	8,712,898	44%
Other Products	1,053,391	5%	850,531	4%

Total Net Sales - Biomaterials	$21,652,211	100%	$19,817,298	100%

We manufacture two of the key absorbable components of the Angio-Seal device for St. Jude Medical under a supply contract that expires in 2010. Under this supply contract, we manufacture 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchors. With the Angio-Seal device continuing to be the leading product in sales volume in the vascular closure device market, a market that has modest growth, we believe our net sales to St. Jude Medical should continue to mirror the market growth over the next several years. Sales to St. Jude Medical, however, are highly dependent on ordering patterns and can vary significantly from quarter to quarter and year to year. We expect component sales to St. Jude Medical to decline in fiscal 2008 compared to fiscal 2007 due to these variations in St. Jude Medical’s ordering patterns. This expectation was evidenced by a 30% decrease in Angio-Seal Component sales during the six months ended December 31, 2007 over the comparable prior year period, despite an end-user sales growth rate of 4% during that same six month period compared to the comparable prior year period.

As reflected in the table above, our orthopaedic sales have increased 54% over the prior year period, evidencing this expansion of our relationships with existing companies as well as to additional customers. Our net sales in the orthopaedic portion of our business are dependent on several factors, including the success of our current partners in the sports medicine and spine markets and the continued acceptance of biomaterials-based products in these two markets, as well as expanded future acceptance of such products, and our ability to offer new products or technologies and attract new partners in these markets. Due to these dependencies, and/or other factors, sales to our orthopaedic customers can vary significantly from quarter to quarter.

Endovascular Sales

Over the last several years, we have devoted significant resources to bringing a family of proprietary endovascular products to market in the U.S. and Europe. These products are focused in the emerging markets of thrombectomy and chronic total occlusions (“CTOs”). Our thrombectomy and aspiration products are complementary products designed to remove thrombus (blood clots) from the patient during interventional procedures. Our CTO (a complete vessel blockage common in both coronary and peripheral vessels) platform is based on a technology acquired from IntraLuminal Therapeutics, Inc. in May 2006, (See Note 6 (Acquisitions) to the Condensed Consolidated Financial Statements included in this 10-Q), the Safe-Cross® System, which provides radio frequency energy and optical guidance to help physicians treat total occlusions of the vasculature. All of these products are targeted primarily at interventional cardiologists and interventional radiologists, but may also be used by vascular surgeons.

Products within our endovascular platform are as follows:

ThromCat™ Thrombectomy Catheter System

•

Easy to use, powerful, fully disposable, thrombectomy catheter incorporating HeliFlex™ Technology, an internal helix which rotates at approximately 95,000 rotations per minute to evacuate thrombus from the target vessel.

•	FDA clearance for synthetic graft and native fistula vessel indication. Initial market release commenced late September 2006.

•	CE mark approved for coronary and peripheral indications received October 2006. European launch initiated immediately thereafter.

•	Coronary study completed in Europe demonstrating safety and performance of the device in coronary arteries.

QuickCat™ Extraction Catheter

•	Simple, easy to use, aspiration catheter that removes thrombus with a syringe-based system.

•	FDA clearance and CE Mark approved for all arterial indications.

•	Launched in April 2006 in the U.S. and August 2006 in Europe.

Safe-Cross® RF CTO System

•	Radio frequency powered guidewires that incorporate Optical Coherence Reflectometry technology to provide guidance for crossing CTOs.

•	FDA clearance for coronary and peripheral indications.

•	Transition of manufacturing to Exton, Pennsylvania facility complete, following acquisition of Safe-Cross technology in May 2006.

•	Re-launch of product taking place in the U.S.

•	Launched Safe-Cross products by our international endovascular sales team outside of the European Union in October 2007.

•	CE Mark approval in process.

Sales of Endovascular products totaled $3.0 million for the six months ended December 31, 2007, compared to $1.9 million for the six months ended December 31, 2006. Sales of our Endovascular products increased to 12% of our total net sales in the six months ended December 31, 2007 compared to 9% of our total net sales in the six months ended December 31, 2006.

In July 2007, we announced that our Board of Directors had approved a management plan to cease all activities on our embolic protection platform. The embolic protection platform was designed to prevent debris from traveling downstream from the treatment site during stenting procedures. During fiscal 2007, we allocated significant resources toward continuing the commercialization of our embolic protection platform including the TriActiv FX® System in the U.S. market and the TriActiv® ProGuard™ in Europe. After a thorough review of the progress of this platform, the strategic decision was made to reduce costs and allow our sales forces to focus more on our thrombectomy and chronic total occlusion platforms. We believe that the embolic protection market dynamics were negative and that the costs for us to participate in these markets were too high to warrant further investment. We also believed this action would allow for better resource allocation for both the endovascular and biomaterials businesses. See also “Discontinuance of Embolic Protection Platform” below.

Our endovascular products have limited product and brand recognition, and limited usage to date, due at least in part to their recent commercial introductions. We do not know if these products will be successful over the long term, or if they will be adopted by the physician community at rates that will in turn generate enough revenue for us to sustain our investment in this business. In addition, demand for the products may not increase as quickly as we expect due to competitive and other factors.

Further, we have elected to use a direct sales model to sell our endovascular products but may not be able to successfully retain, recruit, develop and train our own sales force to sell and market the endovascular product platform. In particular, we have experienced substantial turnover with our sales force during fiscal 2007 and 2008, which we believe has negatively impacted our net sales for our endovascular products. Prior to 2005, we had no prior experience hiring, training and developing a sales and marketing force suitable for introducing new products into the very competitive endovascular marketplace. We are currently exploring partnering, licensing and other strategic alternatives for commercializing these products, but such options may not be available to us on acceptable terms, if at all.

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

Royalty Income

We also derive a significant portion of our revenue and profitability from royalty income from proprietary products that we have developed or co-developed.

Angio-SealTM Royalty Income. Our Company was the inventor and original developer of the Angio-Seal™ Vascular Closure Device (“Angio-Seal”), a device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical, Inc. has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal, pursuant to an agreement which provides for an approximate 6% royalty payable to us on all end-user product sales. The Angio-Seal device is currently the leading product in sales volume in the vascular closure device market, generating over $350 million in revenue for St. Jude Medical during our fiscal 2007. We anticipate sales of the Angio-Seal device to continue a modest growth pattern, based on forecasted continued procedure growth and St. Jude Medical’s continued expansion in international markets. Royalty income earned from St. Jude Medical was $10.4 million in the six months ended December 31, 2007, compared to $10.0 million for the same period of fiscal 2007, a 4% increase.

Vitoss® Foam and Vitoss® Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss® Foam, the first of which was launched in March 2004. We receive a royalty on Orthovita’s end-user sales of Vitoss Foam products, which are targeted for use in the orthopaedic market. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss technology for $2.6 million (the “Assignment Agreement”). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology up to a total royalty to be received of $4.0 million, with $2.1 million remaining to be received as of December 31, 2007. We believe the unique technology associated with the Vitoss Foam products and the growing orthopaedic market will result in the Orthovita component of our royalty income becoming more significant over the remainder of the current fiscal year and beyond. Royalty income earned from Orthovita was $2.1 million in the six months ended December 31, 2007, compared to $1.8 million for the same period of fiscal 2007, a 19% increase.

The Company has other royalty generating relationships, none of which materially contributes to revenue at this time, but are expected to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Stock-Based Compensation

The following table summarizes stock-based compensation expense under SFAS 123(R) by income statement expense line item in the financial statements for the three months ended December 31, 2007 and 2006:

	Three Months Ended December 31,
	2007	2006
Cost of products sold	$139,439	$95,063
Research and development	290,763	352,050
Sales and marketing	42,522	57,225
General and administrative	253,558	445,017

Total stock-based compensation	$726,282	$949,355

Acceleration of Stock Awards

As we publicly announced on September 26, 2007, there was a “Change in Control” as defined in our Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Kensey Nash Corporation Employee Incentive Compensation Plan, as amended through the relevant date, the Employee Plan). As a result, all outstanding unvested stock options, stock appreciation rights and nonvested stock held by officers, employees, directors and others under this plan automatically became vested (and, in the case of options and stock appreciation rights, exercisable) in full. The accelerated vesting resulted in a non-cash charge of approximately $3.0 million, or $0.16 per share tax affected, primarily during the quarter ended September 30, 2007. The acceleration removed all future equity compensation expense related to the then outstanding stock options and nonvested shares under the plan as of the date of acceleration. However, cash-settled stock appreciation rights will continue to be marked to market on a quarterly basis, as required under Generally Accepted Accounting Principles and equity compensation expense will be incurred related to all new stock compensation awards granted after this event. See “-Liquidity and Capital Resources-” Stock Appreciation Rights (SARs) Buyback Program below.

The charge represented a significant portion of our operating expenses in the six months ended December 31, 2007 and therefore we have broken it out in the table below to show the amounts of the acceleration of stock awards charges included within each operating expense category of our financial statements for the six months ended December 31, 2007.

The following table summarizes stock-based compensation expense under SFAS 123(R) in the financial statements for the six months ended December 31, 2007 and 2006:

	Pre-acceleration Stock-Based Compensation	Acceleration of Stock Awards Charge	As Reported Stock-Based Compensation	As Reported Stock-Based Compensation
	Six Months Ended December 31, 2007			Six Months Ended December 31, 2006

Cost of products sold	$237,931	$251,732	$489,663	$147,504
Research and development	577,998	834,682	1,412,680	589,101
Sales and marketing	86,143	260,446	346,589	95,530
General and administrative	557,238	1,627,173	2,184,411	803,518

Total stock-based compensation expense	$1,459,310	$2,974,033	$4,433,343	$1,635,653

Diluted EPS	$0.08	$0.16	$0.23	$0.09

Discontinuance of Embolic Protection Platform

As announced on July 10, 2007, we made a strategic decision to cease all activities related to our embolic protection platform, including the PROGUARD clinical trial, product manufacturing, sales and marketing, and research and development activities. As a result of this action, we recorded certain charges in our fourth quarter of fiscal 2007 totaling approximately $4.7 million, or $0.25 per share tax-effected. All of the remaining charges, related to severance and clinical trial closeout costs, were recorded in the first quarter of fiscal 2008 and totaled approximately $324,000, or $0.02 per share tax-effected. All charges related to the discontinuance are presented within our results of operations. We do not anticipate any further charges related to this decision.

The following table is presented to show the amounts of the discontinuance of embolic protection charges included within each operating expense category of our financial statements for the six months ended December 31, 2007:

Discontinuance of Embolic Protection Charges
Six Months Ended December 31, 2007
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

Royalty Revenue. Royalty revenue is recognized as the related product is sold. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. See Note 1 (Revenue Recognition) to the Condensed Consolidated Financial Statements included in this 10-Q.

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

Accounting for Investments in Debt and Equity Securities. In accordance with the SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), we have classified our entire investment portfolio as available-for-sale marketable securities with secondary or resale markets and report the portfolio at fair value with unrealized gains and losses included in stockholders’ equity and realized gains and losses in other income. We currently have investment securities with fair values that are less than their amortized cost and therefore contain unrealized losses. We have evaluated these securities and have determined that the decline in value is not related to any company or industry specific event. We anticipate full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Revisions to our classification of these investments and/or a determination other than the anticipation of a full recovery of the amortized costs at maturity or sooner could result in our realizing gains and/or losses on these investments and, therefore, have a material impact on our financial statements.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2007 and 2006

Total Revenues. Total revenues increased 14% to $19.6 million in the three months ended December 31, 2007 from $17.3 million in the three months ended December 31, 2006.

Total Net Sales. Net sales of products increased 17% to $13.1 million for the three months ended December 31, 2007, compared to net sales of $11.2 million for the three months ended December 31, 2006. We had a 15% increase in our Biomaterials sales and a 36% increase in our Endovascular sales.

Biomaterials Sales. Biomaterial sales were $11.5 million in the period, a 15% increase compared to $10.0 million in the same period last year. Biomaterials sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to a $2.9 million increase in orthopaedic sales compared to the same prior year period. The orthopaedic sales growth was primarily the result of increased sales to Orthovita, which increased 230% to $2.3 million in the three months ended December 31, 2007, from $700,000 in the three months ended December 31, 2006, as well as approximately $400,000 in new spine product revenue related to our acquisition of certain assets of MacroPore, Inc. Additionally, our sales of sports medicine products increased 23% to $3.1 million in the three months ended December 31, 2007, from $2.5 million in the three months ended December 31, 2006.

Offsetting these increases was a 33% decline in sales of Angio-Seal components to St. Jude Medical compared to the comparable prior year period. Sales to St. Jude Medical were $3.4 million in the quarter ended December 31, 2007, compared to $5.1 million in the same prior year quarter. Collagen plug component sales decreased 31% and sales of the anchor component decreased 50%, as we supplemented St. Jude’s anchor production at rates greater than the contracted 30% during fiscal 2007. This decline in Angio-Seal component sales is not indicative of growth rates for end-user sales of the Angio-Seal by St. Jude Medical which increased 5% over the same period in fiscal 2007.

Endovascular Sales. Endovascular sales were $1.7 million in the period, a 36% increase compared to sales of $1.2 million in the same period of the prior fiscal year. Sales in the U.S. increased 13% to $1.1 million from $966,000, primarily due to increased ThromCat and Safe-Cross product sales. International Endovascular sales increased 120% year over year to $573,000, from $260,000 during the prior period, due to increases in sales of the ThromCat and QuickCat devices. Included in prior year U.S. and international Endovascular sales were sales of our embolic protection products of $194,000 in the U.S. and $80,000 internationally, which we have since discontinued.

Royalty Income. Royalty income increased 7% to $6.5 million in the three months ended December 31, 2007 from $6.1 million in the three months ended December 31, 2006.

St. Jude Medical Angio-Seal royalty income increased 5% to $5.4 million during the three months ended December 31, 2007 compared to $5.1 million in the three months ended December 31, 2006. End-user sales of the Angio-Seal increased 5% in the quarter ended December 31, 2007 over the same quarter a year earlier.

Orthovita royalty income increased 11% to $1.1 million during the three months ended December 31, 2007 from $968,000 in the three months ended December 31, 2006. End-user sales of our co-developed Vitoss® Foam products increased 14% in the quarter ended December 31, 2007 compared to the comparable prior year quarter.

Cost of Products Sold. Cost of products sold was $6.2 million for the three months ended December 31, 2007, a $916,000, or 17%, increase from $5.3 million for the three months ended December 31, 2006. Gross margin on net sales was 53% for both the three months ended December 31, 2007 and the three months ended December 31, 2006. The gross margin for the three months ended December 31, 2007 was affected by start-up costs associated with the Safe-Cross product line as we continued to develop the manufacturing process. As we look ahead to the rest of fiscal 2008, we believe that continuing higher volumes in both biomaterials and endovascular platforms as well as process improvements and process automation primarily on the endovascular platform, will lead to further improvement of the overall gross margin on sales.

Research and Development Expense. Research and development expense was $4.0 million for the three months ended December 31, 2007, an 18% decrease from $4.8 million for the three months ended December 31, 2006. During the quarter ended December 31, 2007, endovascular research and development expense decreased by $1.1 million, offset in small part by an increase in biomaterials research and development expense of $257,000 over the comparable prior period. The decrease in endovascular research and development expense was primarily due to a decrease in personnel, clinical trial expense, and development services and supplies related to the embolic protection platform that was discontinued in the fourth quarter of fiscal 2007. Partially offsetting these decreases in research and development expenses related to the discontinuance of the embolic protection platform were additional costs related to the development of our thrombectomy and CTO platforms. The increase in biomaterials research and development expenses was due to an increase in personnel expenses as well as an increase in design and development expenses for our annulus repair, cartilage and resorbable interbody fusion projects.

Research and development expenses were 20% and 28% of total revenues for the three months ended December 31, 2007 and 2006, respectively. We believe research and development expenditures in total and as a percentage of revenue will decrease in fiscal 2008 compared to fiscal 2007. This anticipated decrease will primarily be a direct result of the discontinuance of the embolic protection line.

Sales and Marketing Expense. Sales and marketing expense was $3.7 million for the three months ended December 31, 2007, an increase of 11% from $3.4 million for the three months ended December 31, 2006. This increase was due to a $277,000 increase in our international sales and marketing expenses and an $80,000 increase in our U.S. sales and marketing expenses.

Internationally, personnel and related expenses increased by $180,000 in the second quarter of fiscal 2008 compared to the comparable prior year period. There were nine sales and marketing personnel located internationally during the quarter ended December 31, 2007 compared to six during the quarter ended December 31, 2006. Additionally, our international sales and marketing expense increased by $61,000 due to office and administrative costs and other professional fees and $40,000 in marketing and convention expenses. These costs reflect the increase in the Euro relative to the US Dollar. The average Euro to Dollar exchange rate in the second quarter of fiscal 2008 was 1.45 versus an average exchange rate in the second quarter of fiscal 2007 of 1.29, an increase of approximately 12% or $86,000. In the U.S., personnel and travel expenses for the sales and marketing departments increased by $206,000 in the second quarter of fiscal 2008 compared to the comparable prior year period. Partially offsetting these increases was a $158,000 decrease in marketing and convention expenses due to prior year spending related to new product launch activities.

As we have disclosed, we are currently evaluating strategic alternatives for our endovascular business. For as long as we maintain our direct sales approach of these products, we expect sales and marketing expense to increase throughout fiscal 2008. If however, we complete our evaluation and select an alternative strategic option, such a decision could result in a significant decrease in sales and marketing expense.

General and Administrative Expense. General and administrative expense was $2.2 million for the three months ended December 31, 2007, an increase of $141,000, or 7%, from $2.0 million for the three months ended December 31, 2006. This increase in general and administrative expense was due to a $115,000 increase in legal expenses, as well as $83,000 related to the amortization of the intangible asset acquired from MacroPore Biosurgery, Inc., which occurred late in our fourth quarter of fiscal 2007. Offsetting these increases was a decrease in personnel costs of $60,000 primarily related to the decrease in equity compensation expense following the acceleration of equity compensation that occurred during the first quarter of fiscal 2008.

Interest Income & Interest Expense. Interest income increased by 73% to $475,000 for the three months ended December 31, 2007 from $274,000 for the three months ended December 31, 2006. This increase was due to a 76% increase in our average cash and investment balance during the period ended December 31, 2007 over the comparable prior year period.

Interest expense during the three months ended December 31, 2007 was $301,000, an increase of 511% from $49,000 during the same period of the prior year. In November 2007, we borrowed the remaining $27 million available under a variable interest rate Secured Commercial Mortgage Agreement (the “Mortgage”) with Citibank, F.S.B. (See Note 9 – Debt), increasing our outstanding balance to $35 million compared to $8 million in the prior year period and thereby increasing our interest expense for the quarter. The Mortgage is hedged by a fixed interest rate Swap bearing interest of 6.44%. The Mortgage balance was $34.9 million as of December 31, 2007.

Other Income. Other non-operating income was $22,000 in the three months ended December 31, 2007, an increase of 125% from $10,000 in the three months ended December 31, 2006. This non-operating income represents non-operating items including gain/loss on exchange and gain/loss on sale of assets. Other non-operating income for the three months ended December 31, 2006 related primarily to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 14 (Opportunity Grant) to the Condensed Consolidated Financial Statements included in this 10-Q). We believe that our recent decision to discontinue the embolic protection platform may impact the job creation requirement under the grant program and therefore reduce the total revenue we are able to recognize related to this grant. We have satisfied all other requirements under the provisions of this grant and therefore believe that we will be entitled to all or the majority of this grant. We have formally requested an extension of, or exception to, this requirement from the Department of Community and Economic Development of the Commonwealth of Pennsylvania and are waiting for a final response. To date we have recognized $216,000 related to this grant. No additional revenue will be recognized related to this grant until we reach a resolution with the state.

Comparison of Six Months Ended December 31, 2007 and 2006

Total Revenues. Total revenues increased 11% to $37.2 million in the six months ended December 31, 2007 from $33.6 million in the six months ended December 31, 2006.

Total Net Sales. Net sales of products increased 13% to $24.7 million for the six months ended December 31, 2007, compared to net sales of $21.8 million for the six months ended December 31, 2006. We had a 9% increase in our Biomaterials sales and a 56% increase in our Endovascular sales.

Biomaterials Sales. Biomaterial sales were $21.7 million in the period, a 9% increase from $19.8 million in the same period last year. Biomaterials sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to a $4.7 million increase in orthopaedic sales compared to the same prior year period. The orthopaedic sales growth was primarily the result of increased sales to Orthovita, which increased 165% to $3.5 million in the six months ended December 31, 2007, from $1.3 million in the six months ended December 31, 2006 as well as approximately $1.2 million in new spine product revenue related to our acquisition of certain assets of MacroPore Biosurgery, Inc. Additionally, our sales of sports medicine products increased 19% to $6.5 million in the six months ended December 31, 2007, from $5.4 million in the six months ended December 31, 2006.

Partially offsetting these increases was a 30% decline in sales of Angio-Seal components to St. Jude Medical compared to the comparable prior year period. Sales to St. Jude Medical were $7.2 million in the six months ended December 31, 2007, compared to $10.3 million in the same prior year period. Collagen plug component sales decreased 28% and sales of the anchor component decreased 46%, as we supplemented St. Jude’s anchor production at rates greater than the contracted 30% during fiscal 2007. This decline in Angio-Seal component sales is not indicative of growth rates for end-user sales of the Angio-Seal by St. Jude Medical which increased 4% over the same period in fiscal 2007.

Endovascular Sales. Endovascular sales were $3.0 million in the period, a 56% increase compared to sales of $1.9 million in the same period of the prior fiscal year. Sales in the U.S. increased 23% to $1.9 million from $1.6 million, primarily due to increased ThromCat and Safe-Cross product sales. International Endovascular sales increased 207% year over year to $1.1 million, from $353,000 during the prior period, due to increases in sales of the ThromCat, and QuickCat devices. Included in prior year U.S. and international Endovascular sales were sales of our embolic protection products of $432,000 in the U.S. and $136,000 internationally, which we have since discontinued.

Royalty Income. Royalty income increased 6% to $12.6 million in the six months ended December 31, 2007 from $11.8 million in the six months ended December 31, 2006.

St. Jude Medical Angio-Seal royalty income increased 4% to $10.4 million during the six months ended December 31, 2007 compared to $10.0 million in the six months ended December 31, 2006. End-user sales of the Angio-Seal increased 4% in the six months ended December 31, 2007 over the same period a year earlier.

Orthovita royalty income increased 19% to $2.1 million during the six months ended December 31, 2007 compared to $1.8 million in the six months ended December 31, 2006. End-user sales of our co-developed Vitoss® Foam products increased 22% in the six months ended December 31, 2007 compared to the comparable prior year period.

Cost of Products Sold. Cost of products sold was $11.8 million for the six months ended December 31, 2007, a $1.7 million, or 17%, increase from $10.1 million for the six months ended December 31, 2006. Gross margin on net sales was 52% for the six months ended December 31, 2007 and 54% for the six months ended December 31, 2006. Costs of products sold for the six months ended December 31, 2007 included a charge of $252,000 for the acceleration of stock awards and $155,000 in charges related to the discontinuance of the embolic protection platform which resulted in a 2% decline in gross margin. The remaining change in cost of products sold was an increase of $1.3 million, or 13%, in the six months ended December 31, 2007 compared to the same period in fiscal 2007. The gross margin was affected by start-up costs associated with the Safe-Cross product line as we initiated and refined the manufacturing process on this new product line.

Research and Development Expense. Research and development expense was $8.9 million for the six months ended December 31, 2007, a decrease of 3% from $9.2 million for the six months ended December 31, 2006. Research and development expenses for the six months ended December 31, 2007 included a charge of $835,000 for the acceleration of stock awards and $93,000 in charges related to the discontinuance of the embolic protection platform. The remaining change in research and development expenses was a decrease of $1.2 million, or 13%, in the six months ended December 31, 2007 compared to the same period in fiscal 2007. During the six months ended December 31, 2007, endovascular research and development expense decreased by $1.9 million, offset, in part by an increase in biomaterials research and development expense of $660,000 over the comparable prior period. The decrease in endovascular research and development expense was primarily due to a decrease in personnel, clinical trial expense, and development services and supplies related to the embolic protection platform which was discontinued in the fourth quarter of fiscal 2007. Partially offsetting these decreases in research and development expenses related to the discontinuance of the embolic protection platform were additional costs related to the development of our thrombectomy and CTO platforms. The increase in biomaterials research and development expenses was due to an increase in personnel expenses as well as an increase in design and development expenses for our annulus repair, cartilage and resorbable interbody fusion projects.

Research and development expenses were 24% and 27% of total revenues for the six months ended December 31, 2007 and 2006, respectively. Research and development expenses without the charges related to the acceleration of stock awards and the discontinuance of the embolic protection platform, were 21% of total revenue for the six months ended December 31, 2007.

Sales and Marketing Expense. Sales and marketing expense was $7.5 million for the six months ended December 31, 2007, an increase of 17% from $6.4 million for the six months ended December 31, 2006. Sales and marketing expenses for the six months ended December 31, 2007 included a charge of $260,000 for the acceleration of stock awards and $71,000 in charges related to the discontinuance of the embolic protection platform. The remaining change in sales and marketing expenses was an increase of $760,000, or 12%, in the six months ended December 31, 2007 compared to the same period in fiscal 2007. This increase was due to a $648,000 increase in our international sales and marketing expenses and a $112,000 increase in our U.S. sales and marketing expenses.

Internationally, personnel and related expenses increased by $437,000 in the six months ended December 31, 2007 compared to the comparable prior year period. There were nine sales and marketing personnel located internationally during the six months ended December 31, 2007 compared to six during the six months ended December 31, 2006. Additionally, our international sales and marketing expense increased by $114,000 due to office and administrative costs and other professional fees and a $88,000 in marketing and convention expenses. These costs reflect the increase in the Euro relative to the US Dollar. The average Euro to Dollar exchange rate in the six months ended December 31, 2007 was 1.41 versus an average exchange rate in the six months ended December 31, 2006 of 1.28, an increase of approximately 10% or $158,000. In the U.S., personnel and travel expenses for the sales and marketing departments increased by $407,000 in the six months ended December 31, 2007 compared to the comparable prior year period. Partially offsetting this increase was a $311,000 decrease in marketing and convention expenses due to prior year spending related to new product launch activities.

General and Administrative Expense. General and administrative expense was $6.0 million for the six months ended December 31, 2007, an increase of 46% from $4.1 million for the six months ended December 31, 2006. General and administrative expenses for the six months ended December 31, 2007 included a charge for the acceleration of stock awards of $1.6 million and $5,000 in charges related to the discontinuance of the embolic protection platform. The remaining change in general and administrative expenses was an increase of $263,000, or 6%, in the six months ended December 31, 2007 compared to the same period in fiscal 2007. This increase in general and administrative expense was primarily due to an increase in legal expenses of approximately $97,000 as well as $165,000 related to the amortization of the intangible asset acquired from MacroPore Biosurgery, Inc., which occurred late in our fourth quarter of fiscal 2007.

Interest Income & Interest Expense. Interest income increased by 56% to $808,000 for the six months ended December 31, 2007 from $516,000 for the six months ended December 31, 2006. This increase was due primarily to a 49% increase in our average cash and investment balance during the period ended December 31, 2007 over the comparable prior year period as well as the effect of higher interest rates.

Interest expense during the six months ended December 31, 2007 was $403,000 compared to $186,000 during the same period of the prior year. In November 2007, we borrowed the remaining $27 million of cash under the Mortgage (See Note 9 – Debt), increasing our outstanding balance to $35 million compared to $8 million in the prior year period and thereby increasing the interest due on the Mortgage for the six month period. The Mortgage is hedged by a fixed interest rate Swap of 6.44%. The Mortgage balance was $34.9 million as of December 31, 2007.

Other Income. Other non-operating income was $18,000 in the six months ended December 31, 2007, a 63% decrease from $49,000 in the six months ended December 31, 2006. This non-operating income for the six months ended December 31, 2007 represented non-operating items including gain/loss on exchange and gain/loss on sale of assets. Other non-operating income for the six months ended December 31, 2006 related primarily to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 14 (Opportunity Grant) to the Condensed Consolidated Financial Statements included in this 10-Q).

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $60.3 million as of December 31, 2007, an increase of $26.0 million from our balance of $34.3 million at June 30, 2007, the end of our prior fiscal year. Our working capital was $80.6 million as of December 31, 2007, an increase of $27.5 million from our working capital of $53.2 million at June 30, 2007.

Operating Activities

Net cash provided by our operating activities was $5.3 million in the six months ended December 31, 2007. For the six months ended December 31, 2007, we had net income of $2.4 million, a net effect of non-cash employee stock-based compensation and related tax events of $4.5 million, and non-cash depreciation and amortization of $3.6 million. Non-cash employee stock-based compensation of $4.4 million includes $3.0 million related to the acceleration of stock awards, as discussed above. Additionally, we had a SAR buyback program that resulted in a $1.1 million use of cash (see below).

Cash used as a result of changes in asset and liability balances was $4.0 million. The decrease in cash related to the change in assets and liabilities was primarily due to an increase in inventory of $1.9 million, an increase in deferred taxes of $1.4 million, an increase in accounts receivable of $939,000 and an increase in prepaid expenses and other assets of $560,000. These decreases in cash were partially offset by a $792,000 increase in other current and non-current liabilities.

Investing Activities

Cash used in investing activities was $17.1 million for the six months ended December 31, 2007. This amount was the result of net purchase and redemption activity within our investment portfolio and capital spending related to ongoing expansion of our manufacturing capabilities.

During the period, investments of $8.3 million matured or were called. We subsequently purchased $23.3 million in new investments with these proceeds and with cash from operations, resulting in net use of cash from investing transactions of $15.0 million.

During the six months ended December 31, 2007, we incurred $1.9 million in capital spending to continue to expand our research and development and manufacturing capabilities and improving our information technology systems.

Financing Activities

Cash provided by financing activities was $22.8 million for the six months ended December 31, 2007. This amount was primarily the result of a draw of $27.0 million, the remaining funds available under the $35.0 million Mortgage, during the six months ended

December 31, 2007. Additionally, the exercise of stock options provided cash of $3.6 million and the gross effect of awards that generated tax savings from excess tax benefits provided $1.1 million for the six months ended December 31, 2007. Offsetting these increases was a decrease in cash of $8.9 million for stock repurchases.

Stock Repurchase Program

On September 24, 2007, we announced that our board of directors had approved a stock repurchase program to provide us with more flexibility to purchase our own shares of Common Stock. The new program replaces our existing stock repurchase program and allows us to repurchase up to a total of $25.0 million of our issued and outstanding shares of Common Stock, and does not have a scheduled expiration. We plan to finance any repurchases using available cash, liquid investments and cash from operations. During the six months ended December 31, 2007, we repurchased and retired 323,350 shares of Common Stock that for a total cost of $8.8 million, or an average market price per share of $27.34, using available cash. As of December 31, 2007, $16.2 million remained available for stock repurchases under the most recently authorized program. See Part II. Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) in this 10-Q.

Stock Appreciation Rights (SARs) Buyback Program

We granted cash-settled SAR awards to eligible employees during the quarter ended September 30, 2006. Each award, when granted, provided the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of our Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of our Common Stock on the date of grant. The SARs were exercisable over a maximum term of five years from the date of grant and vested over a period of three years from the grant date. The first one-third of these grants was scheduled to vest during our quarter ended September 30, 2007. During the quarter ended September 30, 2007, the vesting of all equity compensation awards automatically accelerated due to the “Change in Control” as defined under the Employee Plan. See Note 12 (Stock-Based Compensation) to the Condensed Consolidated Financial Statements included in this 10-Q for additional information concerning the accelerated vesting of all equity awards. Therefore, all granted cash-settled SAR awards are available for exercise and are subject to quarterly mark-to-market adjustments.

On November 14, 2007, in an effort to reduce our exposure to this liability we offered to buy back the SARs from all current eligible employees, excluding the executive officers, at the fair market value (“Buyout Price”) based on the closing price of our Common Stock on December 14, 2007, the settlement date. This offer resulted in our purchase of 173,940 SARs at a Buyout Price of $6.47 per SAR for a total of $1.1 million (net of our portion of payroll taxes) paid to the participating eligible employees. The remaining SARs will continue to be remeasured at each reporting period until all awards are settled. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the term of these grants.

General

We plan to continue to increase our research and development activities for our biomaterials and current endovascular products. We also expect to continue to invest in sales and marketing efforts toward the success of the endovascular product platform.

We believe our current cash and investment balances and future cash generated from operations will be sufficient to meet our operating, financing, and capital requirements for the next 12 months. Although we believe our cash and investment balances will also be sufficient on a longer term basis, that will depend on numerous factors, including: market acceptance of our existing and future products; the successful commercialization of products in development; the costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, future clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

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

Presented below is a summary of our contractual obligations as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($35 million)	$62,964,417	$3,605,163	$6,939,847	$6,579,207	$45,840,200
Purchase Obligations:
Contractual Commitments for Capital Expenditures (2)(3)	742,969	742,969	—	—	—
FIN 48 Tax Obligations (4)	270,527	270,527	—	—	—

Total Contractual Obligations	$63,977,913	$4,618,659	$6,939,847	$6,579,207	$45,840,200

These obligations are related to the Mortgage and agreements to purchase goods or services that are enforceable and legally binding.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage of $35.0 million as of December 31, 2007. See Note 9 (Debt) to the Condensed Consolidated Financial Statements included in this 10-Q.
(2)	These obligations consist of open purchase orders for capital items primarily for the continued expansion of our research and development and manufacturing capabilities.
(3)	In accordance with Generally Accepted Accounting Principles in the United States (GAAP), these obligations are not recorded on our Condensed Consolidated Balance Sheet.
(4)	Liabilities for uncertain tax positions in the amount of $155,994 have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of the liabilities.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 include but are not limited to the following:

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	our reliance on three customers for a majority of our sales revenues;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	our ability to successfully commercialize our endovascular products using a direct sales force or other model in the U.S. and Internationally;

•	the acceptance of our products by the medical community or new technology introduced replacing our products;

•	the loss of, or interruption of supply from, key vendors;

•	the completion of additional clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our endovascular products;

•

our ability to scale up the manufacturing of our biomaterials products and endovascular platform devices to accommodate the respective sales volume; our dependence on our biomaterials customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	our dependence on key vendors and personnel;

•	our use of hazardous materials, which could expose us to future environmental liabilities;

•	the international market risks that can harm future international sales of our products;

•	our ability to expand our management systems and controls to support anticipated growth;

•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	adverse consequences resulting from the actions of a major stockholder;

•	risks related to future market acceptance of our endovascular or our partners’ biomaterials products or extinction of some or all of our products within a product family;

•	risks related to product recalls of and other manufacturing issues relating to our endovascular or our partners’ biomaterials products;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

•

risks related to our industry, including potential for litigation, product liability claims, ability to obtain reimbursement for our products and our products’ exposure to extensive government regulation;

•	adherence and compliance with corporate governance laws, regulations and other obligations affecting our business; and

•	general economic and business conditions, nationally, internationally and within our markets.

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

Investment Portfolio

Our investment portfolio consists primarily of high quality municipal securities the majority of which have maturities ranging from less than one year to approximately three years. We also have eight municipal variable-rate demand obligations that have maturities ranging from 18 to 32 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of December 31, 2007, our total portfolio consisted of approximately $42.2 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding our investments is located in Note 2 (Investments) to the Consolidated Financial Statements included in this 10-Q.

Debt

On May 25, 2006, we entered into an agreement for the Mortgage. The Mortgage provided us the ability to take aggregate advances of up to $35 million. In order to manage the market risk from changes in interest rates under the Mortgage, we also entered into a $35 million aggregate ten-year fixed interest rate swap. As of December 31, 2007, we have taken the full $35.0 million advance under the Mortgage. See Note 9 (Debt) to the Condensed Consolidated Financial Statements included in this 10-Q. Our objective and strategy for entering into the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

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

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no can provide absolute assurance that misstatements due to error or fraud will not occur, and no evaluation of any such controls can provide absolute assurance that control issues and instances of fraud, if any, within our company have been detected.

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

As discussed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, the risk factor entitled “We could face adverse consequences as a result of the actions of a major stockholder” has been deleted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of our equity securities during October, November, and December 2007:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as part of Publically Announced Plans (1)	Amount Remaining for Future Purchase (1)
October 1-31, 2007	19,000	$27.68	19,000	$24,474,083
November 1-30, 2007	222,300	26.99	222,300	18,473,433
December 1-31, 2007	82,050	28.21	82,050	16,159,045

Total	323,350	$27.34	323,350	$16,159,045

(1)	On September 25, 2007, we announced publicly that our Board of Directors approved a stock repurchase program that replaced our existing repurchase plan. This program allows us to repurchase up to a total of $25 million of our issued and outstanding shares of Common Stock and has no scheduled expiration. Under this program we are not required to purchase any specific dollar amount or number of shares. We intend to finance the repurchases using our available cash, liquid investments, as well as cash generated from our ongoing operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2007 Annual Meeting of Stockholders was held on December 5, 2007. At the Annual Meeting, the Company’s stockholders (i) elected Robert Bobb, Jeffery Smith, and Caesar Anquillare as Class III Directors to the Company’s Board of Directors for a term of three years expiring at the 2010 Annual Meeting of Stockholders, (ii) approved the Sixth Amended and Restated Kensey Nash Corporation Employee Incentive Plan, and (iii) ratified the appointment by the Company’s board of directors of Deloitte & Touche LLP as the independent auditors of the Company’s financial statements for the fiscal year ending June 30, 2008. The following summarizes the voting results for such actions:

	Number of Votes For	Number of Votes Withheld	Number of Votes Against	Abstentions	Broker Non-Votes
Election of Class III Directors:
Robert Bobb	11,052,130	473,718	—	—	—

Jeffery Smith	10,744,419	781,429	—	—	—

Caesar Anquillare	10,770,712	755,136	—	—	—

Approval of the Sixth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan	8,243,976	—	2,553,710	146,080	582,082

Ratification of the Appointment of Deloitte & Touche LLP	11,185,269	—	330,479	10,100	—

Item 6.	Exhibits.

3.2	Second Amended and Restated Bylaws of Kensey Nash Corporation, as amended (1)

10.1	Sixth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Plan). (2)

10.2	Form of Stock Option Agreement under the Plan. (3)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 21, 2007.
(2)	This exhibit is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 5, 2007.
(3)	This exhibit is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 5, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: February 11, 2008	By:	/s/ Wendy F. DiCicco, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)