Form 10-Q
period 2008-03-31
KENSEY NASH CORP
filed 2008-05-09
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

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

As of April 30, 2008, there were 11,631,462 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,162,488	$7,087,969
Investments (See Note 2)	19,693,945	27,243,485
Trade receivables, net of allowance for doubtful accounts of $5,279 and $8,219 at March 31, 2008 and June 30, 2007, respectively	7,689,299	6,220,727
Royalties receivable	6,484,881	6,080,841
Other receivables (including approximately $5,000 and $11,000 at March 31, 2008 and June 30, 2007, respectively, due from employees)	649,023	718,528
Inventory (See Note 3)	10,121,295	7,392,116
Deferred tax asset, current portion	2,816,764	3,151,350
Prepaid expenses and other	2,004,601	1,977,592

Total current assets	85,622,296	59,872,608

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	4,883,591
Building	45,741,159	44,736,219
Machinery, furniture and equipment	30,746,388	28,618,268
Construction in progress—new facility	149,664	984,211
Construction in progress	1,970,296	967,791

Total property, plant and equipment	83,491,098	80,190,080
Accumulated depreciation	(20,538,604)	(16,368,768)

Net property, plant and equipment	62,952,494	63,821,312

OTHER ASSETS:
Deferred tax asset, non-current portion	364,304	—
Acquired patents and other intangibles, net of accumulated amortization of $4,903,900 and $4,087,962 at March 31, 2008 and June 30, 2007, respectively (See Note 5)	5,387,466	6,043,404
Goodwill (See Note 7)	10,723,924	10,671,626
Other non-current assets	106,622	116,514

Total other assets	16,582,316	16,831,544

TOTAL	$165,157,106	$140,525,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,531,940	$3,709,864
Accrued expenses (See Note 8)	4,556,050	2,468,162
Other current liabilities	493,533	—
Current portion of debt	1,400,000	186,667
Deferred revenue	612,188	350,739

Total current liabilities	9,593,711	6,715,432

OTHER LIABILITIES:
Long-term debt (See Note 9)	33,133,333	7,813,333
Deferred revenue, non-current	533,530	611,196
Deferred tax liability, non-current	—	995,395
Other non-current liabilities	4,139,547	740,321

Total liabilities	47,400,121	16,875,677

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at March 31, 2008 and June 30, 2007	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,728,494 and 11,930,796 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively (See Note 11)	11,714	11,931
Capital in excess of par value	78,305,951	87,435,283
Retained earnings	41,965,791	36,433,432
Accumulated other comprehensive loss	(2,526,471)	(230,859)

Total stockholders’ equity	117,756,985	123,649,787

TOTAL	$165,157,106	$140,525,464

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
REVENUES:
Net sales
Biomaterial sales	$12,555,822	$11,596,889	$34,208,033	$31,414,187
Endovascular sales	1,558,049	1,046,677	4,584,230	2,980,683

Total net sales	14,113,871	12,643,566	38,792,263	34,394,870
Royalty income	6,464,829	6,308,534	19,026,779	18,120,617

Total revenues	20,578,700	18,952,100	57,819,042	52,515,487

OPERATING COSTS AND EXPENSES:
Cost of products sold	6,292,810	5,853,872	18,114,483	15,963,225
Research and development	3,969,586	5,230,178	12,861,180	14,420,533
Sales and marketing	3,008,730	2,840,736	10,514,806	9,254,873
General and administrative	1,975,937	1,863,341	7,975,825	5,968,494

Total operating costs and expenses	15,247,063	15,788,127	49,466,294	45,607,125

INCOME FROM OPERATIONS	5,331,637	3,163,973	8,352,748	6,908,362

OTHER (EXPENSE)/INCOME:
Interest income	542,657	260,240	1,350,250	776,297
Interest expense	(574,280)	(118,976)	(977,539)	(305,211)
Other (expense)/income	(111,983)	10,836	(94,056)	59,556

Total other (expense)/income—net	(143,606)	152,100	278,655	530,642

INCOME BEFORE INCOME TAX	5,188,031	3,316,073	8,631,403	7,439,004
Income tax expense	(1,689,111)	(945,130)	(2,746,659)	(2,061,082)

NET INCOME	$3,498,920	$2,370,943	$5,884,744	$5,377,922

BASIC EARNINGS PER SHARE	$0.29	$0.20	$0.49	$0.46

DILUTED EARNINGS PER SHARE	$0.28	$0.19	$0.47	$0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,878,637	11,842,330	11,985,264	11,726,468

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,405,296	12,625,846	12,545,845	12,571,873

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive	Comprehensive	Total
	Shares	Amount	Value		(Loss)/Income	Income/(Loss)
BALANCE, JUNE 30, 2007	11,930,796	$11,931	$87,435,283	$36,433,432	$(230,859)		$123,649,787
Cumulative effect adjustment for adoption of FIN 48 (See Note 15)				(352,385)			(352,385)
Exercise/issuance of:
Stock options	336,273	336	3,751,371				3,751,707
Nonvested stock awards	103,027	103	(103)				—
Exchange of nonvested shares for taxes	(18,401)	(18)	(441,380)				(441,398)
Stock repurchase (See Note 11)	(638,201)	(638)	(17,697,001)				(17,697,639)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			1,849,613				1,849,613
Nonvested stock awards			(181,819)				(181,819)
Nonvested stock awards granted to non-employee			115,013				115,013
Employee stock-based compensation:
Stock options			1,526,830				1,526,830
Nonvested stock awards			1,948,144				1,948,144
Net income				5,884,744		$5,884,744	5,884,744
Foreign currency translation adjustment (net of tax)					43,887	43,887	43,887
Change in unrealized loss on investments (net of tax)					195,691	195,691	195,691
Interest rate swap unrealized loss (net of tax)					(2,535,190)	(2,535,190)	(2,535,190)

Comprehensive income						$3,589,132

BALANCE, MARCH 31, 2008 (Unaudited)	11,713,494	$11,714	$78,305,951	$41,965,791	$(2,526,471)		$117,756,985

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$5,884,744	$5,377,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,434,804	5,079,577
Stock-based compensation (See Note 12):
Stock options	1,526,830	719,201
Nonvested stock awards	1,967,327	1,219,972
Cash-settled stock appreciation rights	1,177,395	457,397
Tax benefit/(deficiency) from exercise/issuance of:
Stock options	1,849,613	1,245,596
Nonvested stock awards	(181,819)	(21,396)
Excess tax benefits from share-based payment arrangements	(1,166,895)	(915,959)
Exchange of nonvested shares for taxes	(441,398)	(546,425)
Cash-settled stock appreciation rights (SAR) exercise/repurchase	(1,125,833)	—
Loss on disposal/retirement of property, plant and equipment	10,185	12,803
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(2,407,753)	(971,465)
Deferred tax asset	(119,138)	(506,558)
Prepaid expenses and other current assets	70,745	(869,460)
Inventory	(2,729,179)	(1,923,864)
Accounts payable and accrued expenses	587,558	637,261
Deferred revenue	261,449	75,961
Deferred tax liability, non-current	(995,395)	362,935
Deferred revenue, non-current	(77,666)	(138,476)
Other current liabilities	441,971	30,824
Other non-current liabilities	864,036	450,390

Net cash provided by operating activities	10,831,581	9,776,236

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,434,478)	(8,240,678)
Additional MacroPore Biosurgery, Inc. acquisition costs	(62,298)	—
Purchase of license agreement	(150,000)	—
Sale of investments	32,915,817	9,586,000
Purchase of investments	(25,463,185)	(13,219,725)
Restricted cash	—	(30,824)

Net cash provided by/(used) in investing activities	3,805,856	(11,905,227)

FINANCING ACTIVITIES:
Proceeds from secured commercial mortgage	27,000,000	—
Deferred financing costs	—	2,221
Repayments of long term debt	(350,000)	—
Stock repurchase (See Note 11)	(17,256,955)	—
Excess tax benefits from share-based payment arrangements	1,166,895	915,959
Proceeds from exercise of stock options	3,751,707	2,896,667

Net cash provided by financing activities	14,311,647	3,814,847

EFFECT OF EXCHANGE RATE ON CASH	125,435	41,400
INCREASE IN CASH	29,074,519	1,727,256
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,087,969	4,874,466

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,162,488	$6,601,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $48,146 and $90,953 at March 31, 2008 and 2007, respectively)	$825,951	$305,212

Cash paid for income taxes	$—	$640,000

Retirement of fully depreciated property, plant and equipment	$201,220	$362,212

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

Increase in prepaid expense related to non-employee nonvested awards	$115,013	$—

SUPPLEMENTAL DISCLOSURE OF FINANCING INFORMATION:

During the year ended June 30, 2006, the Company entered into a Secured Commercial Mortgage with Citibank, F.S.B. The Mortgage which is secured by the Company’s facility, had provided the Company with the ability to take aggregate advances up to $35 milllion through November 25, 2007, all of which have now been taken. (See Note 9).

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal 2007.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). In addition, the Company follows the provisions of Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21), for certain collaborative arrangements containing multiple revenue elements which were entered into, or materially amended, after June 30, 2003. Sales revenue is recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including credits and discounts. The Company had net sales returns provisions, credits and discounts of $23,872 and $37,088 for the three and nine months ended March 31, 2008. For the three and nine month periods ended March 31, 2007, there were net sales returns provisions, credits and discounts of $104,361 and $143,963, respectively.

The Company incurs value added tax (VAT) on sales made by Kensey Nash Europe GmbH and excludes, or presents on a net basis, these taxes from revenues in accordance with EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Company does not record any other tax on its revenue-producing transactions.

Royalty Income

The Company generally recognizes its royalty revenue at the end of each month, when the relevant net total end-user product sales dollars are reported to the Company for the month. Royalty payments are generally received within 45 days after the end of each calendar quarter.

Geographic Information

The Company’s revenues are categorized geographically below. Revenues are attributed to a country based on the location of the customer. The Company’s business is not dependent on foreign operations. No one country other than the U.S. represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.:

	Revenues for the three month period ended March 31,		Revenues for the nine month period ended March 31,
	2008	2007	2008	2007
United States	$19,811,471	$18,550,324	$55,708,280	$51,500,491
Other foreign countries	767,229	401,776	2,110,762	1,014,996

Total	$20,578,700	$18,952,100	$57,819,042	$52,515,487

Earnings Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. Options and nonvested stock awards to purchase shares of the Company’s Common Stock that were outstanding for the three and nine months ended March 31, 2008 and 2007, but were not included in the computation of diluted EPS because the options and nonvested stock awards would have been antidilutive are shown in the table below:

	Three months ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Number of Options and Awards	661,221	372,268	773,886	373,135

Option and Award Price Range	$28.02 - $34.36	$22.93 - $34.36	$22.93 - $34.36	$24.90 - $34.36

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

To Be Adopted:

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a standard definition for fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is its 2009 fiscal year, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008, or the Company’s 2010 fiscal year. The Company has not yet assessed the impact the adoption of SFAS 157 will have on its financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is its 2009 fiscal year. The Company has not yet assessed the impact the adoption of SFAS 159 will have on its financial position, cash flows or results of operations.

In November 2007, the FASB ratified the consensus reached by the EITF on Issue 07-1: Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1). This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company is its 2010 fiscal year. This issue addresses the income statement classification of payments made between parties in a collaborative arrangement. The adoption of EITF 07-1 is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement. Nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have an alternative future use (in research and development projects or otherwise) will continue to be recognized in accordance with the guidance in SFAS 2. Refundable advance payments for future research and development activities are excluded from the scope of this Issue. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, which for the Company is its 2009 fiscal year, and interim periods within those fiscal years. EITF 07-3 applies prospectively to new contracts entered into on, or after, the effective date. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (SFAS 141(R)). SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, which for the Company is its 2010 fiscal year. The Company has not yet assessed the impact the adoption of SFAS 141(R) will have on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which for the Company is its third quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 161 will have a material impact on its financial position, cash flows or results of operations.

Note 2 – Investments

Investments as of March 31, 2008 consisted of high quality municipal obligations. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets, and such portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Note 10—Comprehensive Income/(Loss)) and realized gains and losses in other income.

The following is a summary of available-for-sale securities as of March 31, 2008 and June 30, 2007:

	March 31, 2008
Description	Amortized	Gross Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Municipal Obligations	$19,654,349	$99,651	$(60,055)	$19,693,945

Total Investments	$19,654,349	$99,651	$(60,055)	$19,693,945

	June 30, 2007
Description	Amortized	Gross Unrealized		Estimated
	Cost	Gain	Loss	Fair Value
Municipal Obligations	$24,968,445	$11,403	$(100,027)	$24,879,821
Mutual Fund	2,531,944	—	(168,280)	2,363,664

Total Investments	$27,500,389	$11,403	$(268,307)	$27,243,485

During the three months ended March 31, 2008, the Company, as part of a broader investment strategy, sold its mutual fund investment as well as redeemed selected municipal obligations. Designated municipal obligations sold were in a gain position and offset the realized loss from the sale of the mutual fund investment. The Company has two variable-rate municipal demand obligations one of which matures in 18 years and the other in 24 years. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. The remaining investments included in the municipal obligations category have maturities ranging from less than one year to approximately five years.

Certain investment securities included in the municipal obligations category shown below currently have fair values less than their amortized costs and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. As of March 31, 2008, there were 5 out of 24 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment within the municipal obligations category, as of March 31, 2008 were as follows:

Description	Loss < 12 months		Loss > or equal to 12 months		Total
	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$5,185,147	$(41,977)	$1,029,098	$(18,078)	$6,214,245	$(60,055)

Total Investments	$5,185,147	$(41,977)	$1,029,098	$(18,078)	$6,214,245	$(60,055)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	March 31, 2008	June 30, 2007
Raw materials	$6,661,467	$4,891,057
Work in process	2,025,807	1,954,960
Finished goods	2,199,651	1,057,459

Gross inventory	10,886,925	7,903,476
Provision for inventory obsolescence	(765,630)	(511,360)

Inventory	$10,121,295	$7,392,116

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

Note 4 – Select Customer Agreements

St Jude Medical, Inc.

The License Agreements - Under two License Agreements (one each for U.S. and foreign territories), St. Jude Medical has exclusive worldwide rights to manufacture and market all current and future versions of the Angio-SealTM vascular closure device (the Angio-Seal). Under the license agreements the Company receives an approximate 6% royalty on the sales price of every Angio-SealTM unit sold by St. Jude Medical.

The Component Supply Contract - Under a supply contract executed with St. Jude Medical in 2005, the Company is the exclusive supplier of 100% of the collagen plug and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement, which expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for the Company’s ongoing investments in collagen research and development. As of March 31, 2008 the Company had recognized $771,534 of this $1.0 million and the remaining $228,466 is recorded as deferred revenue and will be recognized over the remaining period of the contract.

Orthovita, Inc.

In fiscal 2003, the Company entered into a development, manufacturing and supply agreement with Orthovita under which the Company develops and commercializes products based on Orthovita’s proprietary Vitoss® bone graft substitute material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, products are co-developed; the Company manufactures the products, and Orthovita markets and sells the products worldwide. Also under the Orthovita Agreement, the Company receives a royalty payment on all co-developed Vitoss® Foam products based upon Orthovita’s total end-user net sales of such products.

In a separate transaction in August 2004, the Company acquired proprietary rights of a third party to the Vitoss® technology. This acquisition included the economic rights of the third party, which include a royalty on all products sold containing the Vitoss® technology.

Note 5 – Acquired Patents and Other Intangibles

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

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from approximately 1 to 13 years as of March 31, 2008. The gross carrying amount of such patents and intangible assets, as of March 31, 2008, was $10,291,366 with accumulated amortization of $4,903,900. Amortization expense on these patents and intangible assets was $276,471 and $815,938 for the three and nine month periods ended March 31, 2008, respectively. For the three and nine month periods ended March 31, 2007, there was $188,589 and $630,716 of amortization expense on these patents and intangible assets, respectively. The table below details the estimated amortization expense on the Company’s acquired patents and intangible assets for the next five fiscal years.

Fiscal year ending June 30,	Amortization Expense
2008	$1,113,990
2009	1,220,675
2010	1,253,299
2011	831,422
2012	752,813

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

	$1,470,000

MacroPore Biosurgery, Inc. In May 2007, the Company acquired certain assets of MacroPore, a leading developer of bioresorbable products targeted for spinal, craniofacial, and orthopaedic surgery applications, for approximately $3.2 million cash. In addition, the Company incurred related acquisition costs of $187,988.

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

$3,362,988

The assets acquired by the Company encompass the manufacturing of six bioresorbable product lines, which are sold exclusively to a leading orthopaedic device company for worldwide distribution. As such, the identified intangible asset (Customer Relationship) valued at $1,650,000 as of March 31, 2008 is being amortized over the five-year term of the manufacturing, development and supply agreement with this company.

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

The net carrying amount of goodwill increased for the period ended March 31, 2008 from the year ended June 30, 2007 by approximately $52,000, as a result of additional costs and allocations related to the acquisition of certain assets of MacroPore (See Note 6). This amount is expected to be fully deductible for tax purposes. The following table indicates the Company’s total goodwill balances as of the dates presented:

Goodwill
Balance as of June 30, 2007	$10,671,626
Acquisition of certain assets of MacroPore - additional costs and allocations	52,298

Balance as of March 31, 2008	$10,723,924

Note 8 – Accrued Expenses

As of March 31, 2008 and June 30, 2007, accrued expenses consisted of the following:

	March 31, 2008	June 30, 2007
Accrued payroll and related compensation	$2,624,858	$1,477,606
Current tax liability	573,038	—
Other	1,358,154	990,556

Total	$4,556,050	$2,468,162

Note 9 – Debt

Secured Commercial Mortgage - On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage provided the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the Draw Period) and is secured by the Company’s facility and land in Exton Pennsylvania. On May 25, 2006 and November 23, 2007, the Company took $8 million and $27 million advances, respectively, under the Mortgage, both of which bear interest at LIBOR plus a 0.82% Loan Credit Spread.

Under the Mortgage, the Company was required to pay interest only on the outstanding principal amount during the Draw Period. Beginning December 25, 2007, the Company began paying principal and interest based on a 25 year straight-line amortization schedule.

The Mortgage contains various conditions to borrowing, including affirmative, restrictive and financial maintenance covenants. Certain of the more significant covenants require the Company to maintain a Minimum Fixed Charge Coverage Ratio of EBITDA (as defined in the Mortgage) to debt service equal to or greater than 1.50 – to – 1.0; and an interest rate hedge of at least 50 percent of the outstanding principal balance of the Mortgage through an interest rate protection product reasonably acceptable to Citibank, F.S.B. As of March 31, 2008, the Company was in compliance with its affirmative, restrictive and financial maintenance covenants.

Interest Rate Swap Agreement - In order to hedge its interest rate risk under the Mortgage, the Company also entered into a $35 million aggregate ten-year fixed interest rate swap agreement (the Swap) with Citibank, N.A. The Company is using the Swap as a cash flow hedge of the Company’s interest payments under the Mortgage. The Swap converts the variable LIBOR portion of the Mortgage payments to a fixed rate of 6.44% (5.62% fixed interest rate plus a 0.82% Loan Credit Spread). If the critical terms of the Swap or the hedge item do not change, the Swap will be considered to be highly effective in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137, No. 138 and No. 149, with all changes in fair value included in other comprehensive income/(loss). As of March 31, 2008 and June 30, 2007, the fair value of the Swap was in an unrealized loss position of $4,139,547 ($2,732,101, net of tax) and $298,350 ($196,911, net of tax), respectively and was included in accumulated other comprehensive (loss) on the Condensed Consolidated Balance Sheets.

Fair Value of Interest Rate Swap - The Company has designated the Swap as a cash flow hedge. As such, the Company is required to record the fair value of the Swap and perform a mark-to-market adjustment at the end of each period. The fair value of the Swap is obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate agreements, taking into consideration current interest rates and the creditworthiness of the counterparties.

Cash Flow Hedge - The Swap is classified as a cash flow hedge due to the hedging of forecasted interest rate payments in accordance with SFAS 133, and is recorded on the Condensed Consolidated Balance Sheets at fair value.

The Company’s objective and strategy for undertaking the Swap was to hedge its exposure to variability in cash flows and interest expense associated with the future interest rate payments under the secured commercial mortgage and to reduce the Company’s interest rate risk in the event of an unfavorable interest rate environment.

The effective portion of the Swap gains or losses, due to changes in fair value, are recorded as a component of other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Company utilizes the Hypothetical Derivative Method in determining hedge effectiveness each period. Transactions that would cause ineffectiveness and result in the Company reclassifying the ineffective portion into current earnings would include the prepayment of the Mortgage and/or the Company’s election of the Prime interest rate option (rather than LIBOR) on any draw under the Mortgage. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the three and nine month periods ended March 31, 2008, no amounts were recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. No amount was recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness for the three and nine month periods ended March 31, 2007. The amount reported as an unrealized loss on interest rate swap in the accumulated other comprehensive (loss) account within stockholders’ equity represents the net unrealized loss on the Swap. The Company does not anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions occur.

Note 10 – Comprehensive Income/(Loss)

The Company accounts for comprehensive income/(loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive income/(loss) is shown in the Condensed Consolidated Statements of Stockholders’ Equity as of March 31, 2008 and June 30, 2007, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities, foreign currency translation adjustments and interest rate swap. The net tax benefit for the nine months ended March 31, 2008 and for the fiscal year ended June 30, 2007 of other comprehensive income/(loss) were $1,112,730 and $28,946, respectively.

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

The repurchase program does not require the Company to purchase any specific dollar value or number of shares. Purchases under the program will depend on market conditions and may be commenced or suspended at any time without prior notice. As of March 31, 2008, $7.8 million of the $25 million remains available for stock repurchases under the most recently authorized program. During the nine month period ended March 31, 2008, the Company repurchased and retired 623,201 shares of Common Stock that were settled at a cost of $17,230,701, or an average market price per share of $27.65, using available cash. An additional 15,000 shares were repurchased in March, but settled in April at a cost of $440,083, or an average market price per share of $29.34. Commission and other related administrative costs associated with the stock repurchases totaled $26,855, including $600 of commission relating to the shares settled in April. There were no repurchases of stock during the nine month period ended March 31, 2007.

Note 12 – Stock-Based Compensation

Total stock-based compensation expense for the three and nine month periods ended March 31, 2008 was $238,208 and $4,671,552, respectively, including the accelerated vesting charge of $2,974,033 as described below. For the three and nine month periods ended March 31, 2007 total stock-based compensation expense was $760,918 and $2,396,570 respectively. The total income tax benefit recognized on the Condensed Consolidated Statements of Income for stock-based compensation costs was $80,991 and $1,588,328 for the three and nine month periods ended March 31, 2008, respectively. The income tax benefit recognized in the statement of operations for stock-based compensation expense for the three and nine months ended March 31, 2007 was $258,712 and $814,834 respectively. Compensation expense related to stock-based awards is classified on the Condensed Consolidated Statements of Income within the same line items as salary or consulting expense with respect to the award recipients, and is recorded over the awards’ relevant vesting period. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of general and administrative expense.

On December 5, 2007, the Company held its 2007 Annual Meeting of Stockholders at which the Stockholders considered and approved the Company’s Sixth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Employee Plan). The Employee Plan became effective immediately upon the stockholders’ approval.

The Employee Plan authorized an additional 350,000 shares of the Company’s Common Stock for issuance under it and increased from 20% to 50% the percentage of the Company’s shares of Common Stock that a stockholder must acquire to trigger a Change in Control under the Employee Plan.

As of March 31, 2008, the total number of shares authorized for issuance under the Employee Plan was 4,700,000, of which options to purchase a total of 1,805,669 shares of the Company’s Common Stock at a weighted average exercise price of $21.28 were outstanding, 31,689 nonvested stock awards were outstanding, options to purchase a total of 2,463,288 shares of the Company’s Common Stock had previously been exercised/issued, and 399,354 shares remained available for new awards under the Employee Plan.

As of March 31, 2008 a total of 410,000 shares were authorized for issuance under the Non-employee Directors’ Stock Option Plan (the Directors’ Plan). Nonqualified options to purchase a total of 312,500 shares of the Company’s Common Stock at a weighted average exercise price of $20.42 were outstanding, and options to purchase a total of 97,500 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. As a result, no shares remained available for new awards under the Directors’ Plan. Awards previously granted under the Directors’ Plan are now granted under the Employee Plan.

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

A total of 94,537 shares of nonvested stock awards became fully vested and were released at a market value of $23.97 per share, the closing price of the Company’s Common Stock on August 30, 2007. Non-employee members of the Board of Directors held 34,780 shares, 45,031 shares were held by officers, and other employees held the remaining 14,726 shares. Compensation expense of $1,624,142, or $1,071,934 net of related tax effects, that otherwise would have been recorded over a weighted average period of 1.36 years was recognized during the first quarter ended September 30, 2007 as an accelerated vesting charge.

Stock Options

Stock options have been granted to employees and members of the Board of Directors of the Company, as well as non-employee outside consultants. For the three and nine months ended March 31, 2008, the Company recognized expense of $279,311 and $1,526,830 (including the accelerated vesting charge of $920,131 as described above), respectively related to stock options. For the three and nine months ended March 31, 2007, the Company recognized expense of $199,931 and $719,201, respectively related to stock options. As of March 31, 2008, there was $2,872,911 of unrecognized compensation costs related to unvested stock options granted under the two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.56 years.

A summary of the stock option activity under both plans for the nine months ended March 31, 2008, is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2007	1,859,985	$18.56	$17,478,258	327,500	$20.12	$2,471,815
Granted	309,190	28.02		—	—
Cancelled	(42,233)	28.68		—	—
Exercised	(321,273)	11.03		(15,000)	13.79

Balance at March 31, 2008	1,805,669	21.28	$15,045,842	312,500	20.42	$2,829,730

Exercisable portion	1,516,579	19.99	$14,776,989	312,500	20.42	$2,829,730

Available for future grant	399,354			—

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

	Nine Months Ended March 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	4.286%	4.496%-5.047%
Expected lives:	6.33	6.5

During the nine months ended March 31, 2008, the Company granted options at fair market value to purchase 309,190 shares of the Company’s Common Stock to employees of the Company. These options were valued at $12.04 per share on the grant date using the fair value assumptions listed above and will be expensed over the three year vesting period.

The following table summarizes significant option groups outstanding under both the Employee and Directors’ plans as of March 31, 2008 and related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares at March 31, 2008	Remaining Contractual Life	Wghtd Avg Exercise Price	Number of shares at March 31, 2008	Wghtd Avg Exercise Price
$7.625 - $14.510	765,481	2.45	$12.76	765,481	$12.76
$14.580 - $28.020	990,245	6.52	23.42	701,155	21.52
$28.230 - $34.360	362,443	6.54	32.68	362,443	32.68

	2,118,169			1,829,079

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers, certain other management of the Company and a non-employee outside consultant pursuant to the Employee Plan. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. For the three and nine months ended March 31, 2008, the Company recognized expense of $83,565 and $1,967,327 (including an accelerated vesting charge of $1,624,142 as described above) respectively, related to nonvested stock awards. For the three and nine months ended March 31, 2007, the Company recognized expense of $368,261 and $1,219,972, respectively, related to nonvested stock awards. As of March 31, 2008, there was an estimated $835,000 of unrecognized compensation costs related to nonvested stock awards granted under the Employee Plan. That cost is expected to be recognized over a weighted average period of 2.57 years.

The following table outlines the nonvested stock awards activity for the nine months ended March 31, 2008.

	Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2007	105,035	$29.90

Granted:
Non-employee Directors	28,263	29.37
Non-employee	3,916	29.37
Issued:
Executive officers & management	(67,757)	29.93
Non-employee Directors	(35,270)	27.80
Cancelled:
Executive officers & management	(500)	27.47
Non-employee Directors	(1,998)	32.00

Balance March 31, 2008	31,689	$29.37

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

Cash-Settled Stock Appreciation Rights

Cash-settled stock appreciation rights (SARs) have been granted to executive officers and eligible employees of the Company. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of the Company’s Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of the Company’s Common Stock on the date of grant. For the three and nine months ended

March 31, 2008, the Company recognized a total (decrease)/increase to expense of ($124,668) and $1,177,395, respectively, resulting from remeasurement related to SARs, including an accelerated vesting charge of $429,760. For the three and nine month periods ended March 31, 2007, $192,726 and $457,397, respectively was recognized as expense related to SARs.

On November 14, 2007, the Company offered to buy back the SARs from all current eligible employees, excluding the executive officers, at the fair market value (Buyout Price) based on the closing price of the Company’s Common Stock on December 14, 2007. This offer resulted in the Company purchasing 173,940 SARs at a Buyout Price of $6.47 per SAR for a total of $1,125,392 (excluding the Company’s portion of payroll taxes) paid to the participating eligible employees, which represented approximately 99% participation by eligible employees of the SARs outstanding.

As of March 31, 2008 the average fair market value of each remaining SAR was $4.70 and the related liability for all remaining SARs was $493,533. These SARs will continue to be remeasured at each reporting period until all awards are settled. As of March 31, 2008, a total of $1,125,833 (excluding Company payroll tax) share-based liabilities were paid for cash settled SARs exercised and repurchased.

The following table outlines cash-settled SAR award activity for the nine months ended March 31, 2008.

	Shares	Weighted Average Price Per Share
Balance June 30, 2007	291,940	$30.41
Granted	—	—
Exercised	(700)	29.88
Repurchased	(173,940)	29.88
Cancelled	(12,400)	29.88

Balance March 31, 2008	104,900	$31.35

The fair value of each SAR grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. SARs are exercisable over a maximum term of five years from the date of grant and were to vest over a period three years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate SAR employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of cash-settled stock appreciation rights has been determined using the simplified method in accordance with Question 6 of SEC SAB 107 Topic 14.0.2, “Expected Term”, until such time that historical exercise behavior can be established. The Company believes that this calculation provides a reasonable estimate of the expected term. On December 12, 2007, SAB 110 was issued to extend the simplified method beyond 2007 for those companies that have concluded that their own historical exercise experience is not sufficient to provide a reasonable basis. The risk-free rate for periods within the contractual life of the SAR is based on U.S. treasuries with constant maturities in effect at the time of grant.

	Nine Months Ended March 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	1.60% -4.86%	4.5% -4.78%
Expected lives	1.75 - 2.85	3.5

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

Note 13 – Retirement Plan

The Company has a voluntary 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total salaried compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three and nine months ended March 31, 2008 were $131,300 and $370,179, respectively. In the three and nine months ended March 31, 2007, employer contributions were $126,340 and $358,216, respectively.

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

No revenue was recognized related to this grant during the nine months ended March 31, 2008. Revenue related to this grant for the three and nine months ended March 31, 2007 was $20,270 and $60,811 respectively, and was recognized as a component of Other Income. Remaining deferred revenue from this opportunity grant is estimated at $283,784.

The Company believes that its decision to discontinue the embolic protection platform and exploration of strategic alternatives for the endovascular business may impact the job creation requirement under the grant program. The Company has formally requested an extension of or exception to this requirement from the Department of Community and Economic Development of the Commonwealth of Pennsylvania and is waiting for a final response. Unless and until the Company receives an exception or waiver, the remaining revenue will not be recognized. It is possible that the Company would have to repay a portion or all of the grant if a favorable resolution is not reached.

Note 15 – Income Taxes

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109).

The Company adopted the provisions of FIN 48 on July 1, 2007. In connection with the adoption, the Company recorded a net decrease to retained earnings of $352,385 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. The amount of unrecognized tax benefits at July 1, 2007 and March 31, 2008 was $333,188 of which $272,942 would impact the Company’s tax rate, if recognized. Upon the initial adoption of FIN 48 at July 1, 2007, the Company recorded $85,771 for potential interest and penalties for unrecognized tax benefits. Interest and penalties are included in interest expense and other expense respectively on the Condensed Consolidated Statements of Income. Additional interest and penalties of $3,553 and $11,115 were recorded for the three and nine months ended March 31, 2008, respectively.

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal or Pennsylvania income tax examination for years prior to fiscal 2005 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

The Company is awaiting Congressional approval extending the Research and Experimentation (R&E) Tax Credit for calendar year 2008 unless and until such time the 2008 R&E Tax Credit extension is approved, the Company can only claim research and development tax credits through December 31, 2007 as a component of its tax provision related to its ongoing performance of qualified research and development. The previously approved Congressional extension of the R&E Tax Credit through December 2007 enabled the Company to record retroactive adjustments to its tax provision during the second quarter ended December 31, 2006.

As of June 30, 2007, the Company had a federal net operating loss (NOL) carryforward of approximately $2.0 million, and a state NOL totaling $60.0 million, with both expiring by the end of fiscal year 2028. The Company has recorded a full valuation allowance against the state net operating losses of $60.0 million. In addition, the Company had a foreign NOL of $297,022 as of June 30, 2007, which will not expire.

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

The Company has recognized asset impairment and other related charges totaling approximately $5.0 million before taxes. These charges include cash charges primarily related to severance, clinical trial and other contract termination costs totaling approximately $0.4 million in the aggregate. These charges also include non-cash charges totaling approximately $4.6 primarily related to abandonment of inventory and machinery and equipment. Of the approximately $5.0 million in charges, approximately $4.7 million (including $4.6 million of non-cash asset impairment charges and $0.1 million of cash charges) was recorded in the fourth quarter ended June 30, 2007, and the remainder was recognized in the first fiscal quarter of 2008. Charges for the nine month period ending March 31, 2008 have been presented within the Company’s results from continuing operations as depicted in the table below:

Nine Months Ended March 31, 2008
Net Sales (customer credits)	$—

Operating costs and expenses:
Cost of products sold	154,726
Research and development	92,630
Sales and marketing	71,474
General and administrative	4,898

$323,728

Severance Charges

The decision was communicated to affected employees on July 10, 2007, which resulted in a net reduction of 11 personnel with employee severance costs of $0.2 million. These severance costs were recognized in the Company’s financial statements during the first fiscal quarter of 2008.

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

OVERVIEW

Kensey Nash Corporation is a medical device company known for innovative product development and unique technology in the fields of resorbable biomaterials and endovascular devices used in a wide variety of medical procedures. We provide an extensive range of products in multiple medical markets, primarily the endovascular and orthopaedic markets. Most of the products are based on our expertise in the design, development, manufacturing and processing of resorbable biomaterials. These products have primarily been commercialized through partnerships, in many cases with large medical device companies with extensive distribution capabilities. We have also commercialized a series of innovative endovascular products through our own direct sales forces in the U.S. and Germany and distributors in other countries. However, as we previously announced, we are currently exploring partnering, licensing, and other strategic alternatives for our endovascular business. Our revenues consist of two components: net sales, which includes biomaterials products and endovascular products, and royalty income.

Net Sales

Biomaterial Sales

As pioneers in the field of resorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of resorbable biomaterials for medical applications. Our biomaterials products, specifically polymer and collagen based products, are components of, in most cases, finished goods sold by numerous other companies pursuant to contractual arrangements. We sell our biomaterials products to over 25 companies, which in turn sell them into the end user marketplace. Our largest biomaterials customers include St. Jude Medical, Inc. (“St. Jude Medical”), to which we supply Angio-Seal components; Arthrex, Inc., to which we supply a broad range of sports medicine and trauma products; and Orthovita, Inc., to whom we supply products for use in repair of the spine and orthopaedic trauma injuries. We also supply biomaterials products and development expertise to other orthopaedic companies, including Medtronic, Inc., Zimmer, Inc., and Biomet Sports Medicine, Inc., amongst others. In the remainder of fiscal 2008 and in fiscal 2009, we plan to continue expanding our relationships with existing customers in the markets in which we currently participate and add new partners by targeting markets outside of the orthopaedic space.

The sale of Angio-Seal components to St. Jude Medical and sales of biomaterial orthopaedic products, including products with applications in sports medicine and spine, continue to be our primary source of revenue. The table below shows the trends in our Angio-Seal component and orthopaedic product sales for the nine months ended March 31, 2008 and March 31, 2007, by presenting such sales as a percentage of our total biomaterial sales:

Sales of	Nine months ended 3/31/08	% of Biomaterial Sales	Nine months ended 3/31/07	% of Biomaterial Sales
Angio-Seal Components	$11,470,919	34%	$14,144,691	45%
Orthopaedic Products	21,051,365	61%	15,812,170	50%
Other Products	1,685,749	5%	1,457,326	5%

Total Net Sales - Biomaterial	$34,208,033	100%	$31,414,187	100%

We manufacture two of the key absorbable components of the Angio-Seal device for St. Jude Medical under a supply contract that expires in 2010. Under this supply contract, we manufacture 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchor. With the Angio-Seal device continuing to be the leading product in sales volume in the vascular closure device market, a market that has modest growth, we believe our net sales to St. Jude Medical should continue to mirror the market growth over the next several years. Sales to St. Jude Medical, however, are highly dependent on ordering patterns and can vary significantly from quarter to quarter and year to year. We have expected component sales to St. Jude Medical to decline during fiscal 2008 compared to fiscal 2007 due to the variations in St. Jude Medical’s ordering patterns. This expectation was evidenced by a 19% decrease in Angio-Seal component sales during the nine months ended March 31, 2008 over the comparable prior year period, despite an end-user sales growth rate of 2% during that same nine month period compared to the comparable prior year period.

As reflected in the table above, our orthopaedic product sales have increased 33% over the prior year period, as a result of expanded relationships with existing companies, as well as the addition of new customers. Our net sales in the orthopaedic portion of our business are dependent on several factors, including the success of our current partners in the sports medicine and spine markets and the continued acceptance of biomaterials-based products in these two markets, as well as expanded future acceptance of such products, and our ability to offer new products or technologies and attract new partners in these markets. Due to these dependencies, and/or other factors, sales to our orthopaedic customers can vary significantly from quarter to quarter.

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

Sales of endovascular products totaled $4.6 million for the nine months ended March 31, 2008, compared to $3.0 million for the nine months ended March 31, 2007. Sales of our endovascular products increased to 12% of our total net sales in the nine months ended March 31, 2008 compared to 9% of our total net sales in the nine months ended March 31, 2007.

In July 2007, we announced that our Board of Directors had approved a management plan to cease all activities on our embolic protection platform. The embolic protection platform was designed to prevent debris from traveling downstream from the treatment site during stenting procedures. During fiscal 2007, we allocated significant resources toward continuing the commercialization of our embolic protection platform including the TriActiv FX® System in the U.S. market and the TriActiv® ProGuard™ device in Europe. After a thorough review of the progress of this platform, the strategic decision was made to reduce costs and allow our sales forces to focus more on our thrombectomy and chronic total occlusion platforms. We believe that the embolic protection market dynamics were negative and that the costs for us to participate in this market was too high to warrant further investment. We also believed this action would allow for better resource allocation for both the endovascular and biomaterials businesses. See also “Discontinuance of Embolic Protection Platform” below.

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

If our endovascular products fail to gain market acceptance or we are unable to successfully commercialize them using a direct sales force or other model, our growth prospects may be diminished. Our management team continues to actively monitor the performance of our endovascular product platform and to evaluate our allocation of resources to, and potential strategic alternatives, including partnering, licensing, and other alternatives with respect to, these operations.

Royalty Income

We also derive a significant portion of our revenue and profitability from royalty income from proprietary products that we have developed or co-developed.

Angio-SealTM Royalty Income. Our Company was the inventor and original developer of the Angio-Seal™ Vascular Closure Device (“Angio-Seal”), a device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal, pursuant to an agreement which provides for an approximate 6% royalty payable to us on all end-user product sales. The Angio-Seal device is currently the leading product in sales volume in the vascular closure device market, generating over $350 million in revenue for St. Jude Medical during our fiscal 2007. We anticipate sales of the Angio-Seal device to continue a modest growth pattern, based on forecasted continued procedure growth and St. Jude Medical’s continued expansion in international markets. Royalty income earned from St. Jude Medical was $15.7 million in the nine months ended March 31, 2008, compared to $15.4 million for the same period of fiscal 2007, a 2% increase.

Vitoss® Foam and Vitoss® Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss® Foam, the first of which was launched in March 2004. We receive a royalty on Orthovita’s end-user sales of Vitoss® Foam products, which are targeted for use in the orthopaedic market. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss® technology for $2.6 million (the “Assignment Agreement”). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss® technology up to a total royalty to be received of $4.0 million, with $2.0 million remaining to be received as of March 31, 2008. We believe the unique technology associated with the Vitoss® Foam products and the growing orthopaedic market will result in the Orthovita component of our royalty income becoming more significant over the remainder of the current fiscal year and beyond. Royalty income earned from Orthovita was $3.2 million in the nine months ended March 31, 2008, compared to $2.7 million for the same period of fiscal 2007, a 19% increase.

We have other royalty generating relationships in our biomaterial business, none of which materially contributes to revenue at this time, but such relationships are expected to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Stock-Based Compensation

The following table summarizes stock-based compensation expense under SFAS 123(R) by income statement expense line item in the financial statements for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Cost of products sold	$56,739	$79,323
Research and development	58,257	289,006
Sales and marketing	25,822	45,702
General and administrative	97,390	346,887

Total stock-based compensation	$238,208	$760,918

Acceleration of Stock Awards

As we publicly announced on September 26, 2007, there was a “Change in Control” as defined in our Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Kensey Nash Corporation Employee Incentive Compensation Plan, as amended through the relevant date, the “Employee Plan”). As a result, all outstanding unvested stock options, stock appreciation rights and nonvested stock held by officers, employees, directors and others under this plan automatically became vested (and, in the case of options and stock appreciation rights, exercisable) in full. The accelerated vesting resulted in a non-cash charge of approximately $3.0 million, or $0.16 per share tax affected, primarily during the quarter ended September 30, 2007. The acceleration removed all future equity compensation expense related to the then outstanding stock options and nonvested shares under the plan as of the date of acceleration. However, the remaining cash-settled stock appreciation rights will continue to be marked to market on a quarterly basis, as required under Generally Accepted Accounting Principles and equity compensation expense will be incurred related to all new stock compensation awards granted after this event. See “-Liquidity and Capital Resources-” Stock Appreciation Rights (“SARs”) Buyback Program below.

The charge represented a significant portion of our operating expenses in the nine months ended March 31, 2008 and therefore we have broken it out in the table below to show the amounts of the acceleration of stock-based compensation charges included within each operating expense category of our financial statements for the nine months ended March 31, 2008.

The following table summarizes stock-based compensation expense under SFAS 123(R) in the financial statements for the nine months ended March 31, 2008 and 2007:

	Stock-Based Compensation Excluding Acceleration Charge	Acceleration of Stock-Based Compensation Charge	As Reported Stock-Based Compensation	As Reported Stock-Based Compensation
	Nine Months Ended March 31, 2008			Nine Months Ended March 31, 2007
Cost of products sold	$294,670	$251,732	$546,402	$226,828
Research and development	636,255	834,682	1,470,937	878,106
Sales and marketing	111,965	260,446	372,411	141,231
General and administrative	654,631	1,627,173	2,281,804	1,150,405

Total stock-based compensation expense	$1,697,521	$2,974,033	$4,671,554	$2,396,570

Diluted EPS	$0.09	$0.16	$0.25	$0.13

Discontinuance of Embolic Protection Platform

As announced on July 10, 2007, we made a strategic decision to cease all activities related to our embolic protection platform, including the PROGUARD clinical trial, product manufacturing, sales and marketing, and research and development activities. As a result of this action, we recorded certain charges in our fourth quarter of fiscal 2007 totaling approximately $4.7 million, or $0.25 per share tax-effected. All of the remaining charges, related to severance and clinical trial closeout costs, were recorded in our first quarter of fiscal 2008 and totaled approximately $324,000, or $0.02 per share tax-effected. All charges related to the discontinuance are presented within our results of operations. We do not anticipate any further charges related to this decision.

The following table is presented to show the amounts of the discontinuance of embolic protection charges included within each operating expense category of our financial statements for the nine months ended March 31, 2008:

Discontinuance of Embolic Protection Charges
Nine Months Ended March 31, 2008
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

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). We also follow the provisions of Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21), for certain collaborative arrangements containing multiple revenue elements which were entered into, or materially amended, after June 30, 2003.

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

Accounting for Stock-Based Compensation. We use various forms of equity-based compensation, including stock options, nonvested stock grants, and cash-settled stock appreciation rights, as a major part of our compensation programs to retain and provide incentives to our top management team members and other employees.

•

Fair values of option grants are estimated on the date of grant using the Black-Scholes option-pricing model that uses weighted average assumptions. Expected volatilities are based on the historical volatility of our Common Stock, and other factors. We use historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant.

•

Nonvested stock granted to non-employee members of our Board of Directors, executive officers, other management, and a non-employee consultant is accounted for using the fair value method under SFAS 123(R). Fair value for nonvested stock grants is based upon the closing price of our Common Stock on the date of the grant.

•

Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R), which classifies these awards as liabilities. Accordingly, we record these awards as a component of other current liabilities on the balance sheet. For liability awards, the fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. The expected term of cash-settled stock appreciation rights has been determined using the simplified method in accordance with Question 6 of SEC Staff Accounting Bulletin Topic 14.0.2, “Expected Term” (SAB 107), until such time that historical exercise behavior can be established. We believe that this calculation provides a reasonable estimate of the expected term. On December 12, 2007, SAB 110 was issued to extend the simplified method beyond 2007 for those companies who have concluded that their own historical exercise experience is not sufficient to provide a reasonable basis.

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

Inventory Valuation. Our inventory is stated at the lower of cost or market value. Adjustments to inventory are made at the individual part level for estimated excess, obsolescence or impaired balances, to reflect inventory at the lower of cost or market. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality concerns. Revisions to these adjustments would be required if any of these factors differ from our estimates.

Income Taxes. Our estimated effective tax rate includes the impact of certain estimated research and development tax credits and non-taxable interest income. Material changes in, or differences from, our estimates could impact our estimate of our effective tax rate.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2008 and 2007

Total Revenues. Total revenues increased 9% to $20.6 million in the three months ended March 31, 2008 from $19.0 million in the three months ended March 31, 2007.

Total Net Sales. Net sales of products increased 12% to $14.1 million for the three months ended March 31, 2008, compared to net sales of $12.6 million for the three months ended March 31, 2007. We had an 8% increase in our biomaterial sales and a 49% increase in our endovascular sales.

Biomaterials Sales. Biomaterial sales were $12.6 million in the period, an 8% increase compared to $11.6 million in the same period last year. Biomaterial sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to a $576,000 increase in orthopaedic product sales compared to the same prior year period, primarily the result of increased sales of sports medicine products, which increased 15% to $4.1 million in the three months ended March 31, 2008, from $3.6 million in the three months ended March 31, 2007. In addition, there was approximately $467,000 in new spine product revenue related to our acquisition of certain assets of MacroPore Biosurgery, Inc. during the fourth quarter of fiscal 2007.

Additionally, sales of Angio-Seal components to St. Jude Medical increased 9% to $4.2 million in the quarter ended March 31, 2008 compared to $3.9 million in the same prior year quarter. Collagen plug component sales increased 25% quarter over quarter offset by a 35% decrease in sales of the anchor component, as we supplemented St. Jude’s anchor production at rates greater than the contracted 30% during fiscal 2007. The changes in plug and anchor component sales in the third quarter of fiscal 2008 are not indicative of the change in end user sales of the Angio-Seal by St. Jude Medical for the same period, which were consistent with the comparable prior year period. Due to variations in ordering patterns, inventory stocking and supplements to St. Jude production, quarterly comparisons of the component sales for the Angio-Seal to same quarter end user sales of the final product may not be consistent.

Endovascular Sales. Endovascular sales were $1.6 million in the period, a 49% increase compared to sales of $1.0 million in the same period of the prior fiscal year. Sales in the U.S. increased 27% to $953,000 from $750,000, primarily due to increased ThromCat and Safe-Cross product sales, although the growth continued to be negatively impacted by a 50% smaller than expected sales force, resulting from our announced exploration of strategic alternatives for the endovascular business. International endovascular sales increased 104% year over year to $605,000, from $297,000 during the prior period, due to increases in sales of the ThromCat and QuickCat devices. Included in prior year U.S. and international endovascular sales were sales of our embolic protection products of $111,000 in the U.S. and $50,000 internationally, which we have since discontinued.

Royalty Income. Royalty income increased 2% to $6.5 million in the three months ended March 31, 2008 from $6.3 million in the three months ended March 31, 2007.

Royalty income from St. Jude Medical’s Angio-Seal end-user sales for the quarter ended March 31, 2008 was consistent with the prior year quarter at $5.3 million. End-user sales of the Angio-Seal in the quarter ended March 31, 2008 were consistent with the same quarter a year earlier.

Royalty income from Orthovita’s Vitoss® Foam products end-user sales increased 18% to $1.1 million during the three months ended March 31, 2008 from $935,000 in the three months ended March 31, 2007. End-user sales of our co-developed Vitoss® Foam products increased 10% in the quarter ended March 31, 2008 compared to the comparable prior year quarter.

Cost of Products Sold. Cost of products sold was $6.3 million for the three months ended March 31, 2008, a $439,000, or 7%, increase from $5.9 million for the three months ended March 31, 2007 primarily due to the increase in sales. Gross margin on net sales improved slightly to 55% for the three months ended March 31, 2008 compared to 54% for the three months ended March 31, 2007. Cost of products sold was negatively impacted in our third quarter of fiscal 2007 due to costs related to recalls of certain endovascular products and production start up costs associated with new products in our endovascular business. The gross margin for the three months ended March 31, 2008, while improved, continued to be affected by start-up costs associated with the Safe-Cross product line as we further the development of the manufacturing process. We believe that higher volumes in either the biomaterials or endovascular platforms as well as process improvements and process automation primarily on the endovascular platform, will lead to further improvement of the overall gross margin on sales in the remainder of fiscal 2008.

Research and Development Expense. Research and development expense was $4.0 million for the three months ended March 31, 2008, a 24% decrease from $5.2 million for the three months ended March 31, 2007. During the quarter ended March 31, 2008, endovascular research and development expense decreased by $1.5 million, offset in small part by an increase in biomaterials research and development expense of $251,000 over the comparable prior period. The decrease in endovascular research and development expense was primarily due to lower personnel costs, clinical trial expenses, and development services and supplies related to the embolic protection platform that was discontinued in July 2007. Partially offsetting these decreases related to the discontinuance of the embolic protection platform were additional costs related to the development of our current and future thrombectomy and CTO platforms. The increase in biomaterials research and development expenses was due to an increase in personnel expenses as well as an increase in design and development expenses for our annulus repair, cartilage and resorbable interbody fusion projects.

Research and development expenses were 19% and 28% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Research and development expenditures decreased in the first nine months of fiscal 2008 on an absolute basis and as a percentage of revenue compared to the same period of fiscal 2007. This decrease was primarily a result of the discontinuance of the embolic protection line.

Sales and Marketing Expense. Sales and marketing expense was $3.0 million for the three months ended March 31, 2008, an increase of 6% from $2.8 million for the three months ended March 31, 2007. This increase was due to a $204,000 increase in our international sales and marketing expenses offset by a $36,000 decrease in our U.S. sales and marketing expenses.

Internationally, sales and marketing personnel and related expenses increased by $116,000 in the third quarter of fiscal 2008 compared to the comparable prior year period. There were nine sales and marketing personnel located internationally during the quarter ended March 31, 2008 compared to eight during the quarter ended March 31, 2007. Additionally, our international sales and marketing expense increased by $44,000 due to office and administrative costs and other professional fees as well as a $42,000 increase in marketing and convention expenses. These costs primarily reflect the increase in the Euro relative to the US Dollar. The average Euro to Dollar exchange rate in the third quarter of fiscal 2008 was 1.50 versus an average exchange rate in the third quarter of fiscal 2007 of 1.31, resulting in an increase of approximately 14% or $107,000. In the U.S., marketing and convention expenses decreased $102,000 due to prior year spending related to new product launch activities and a reduction in current year spending because of a slow down in our marketing efforts due to the acceleration of the exploration of strategic alternatives in the third quarter of fiscal 2008. Partially offsetting these decreases was a $52,000 increase in personnel expenses for the sales and marketing departments in the third quarter of fiscal 2008 compared to the comparable prior year period.

As we have disclosed, we continue to evaluate strategic alternatives for our endovascular business. We cannot forecast our sales and marketing expenses for the upcoming quarters until a final determination has been made with respect to our endovascular business. If we complete our evaluation and select an alternative strategic option, such a decision could result in a significant decrease in sales and marketing expense.

General and Administrative Expense. General and administrative expense was $2.0 million for the three months ended March 31, 2008, an increase of $113,000, or 6%, from $1.9 million for the three months ended March 31, 2007. This increase in general and administrative expense was due to a $112,000 increase in professional fees related to audit, tax and information systems consultants, as well as $83,000 related to the amortization of the intangible asset acquired from MacroPore Biosurgery, Inc., which occurred late in our fourth quarter of fiscal 2007. Offsetting these increases was a decrease in personnel costs of $118,000 primarily related to the decrease in equity compensation expense following the acceleration of equity-based compensation that occurred during the first quarter of fiscal 2008.

Interest Income & Interest Expense. Interest income increased by 109% to $543,000 for the three months ended March 31, 2008 from $260,000 for the three months ended March 31, 2007. This increase was due to a 77% increase in our average cash and investment balance during the period ended March 31, 2008 over the comparable prior year period as well as the effect of higher interest rates.

Interest expense during the three months ended March 31, 2008 was $574,000, an increase of 383% from $119,000 during the same period of the prior year. In November 2007, we borrowed the remaining $27 million available under our Mortgage with Citibank, F.S.B. (See Note 9 (Debt) to the Condensed Consolidated Financial Statements included in this 10-Q), increasing our outstanding balance to $35 million compared to $8 million in the prior year period and thereby increasing our interest expense for the quarter. The Mortgage is hedged by a fixed interest rate Swap bearing interest of 6.44%. The Mortgage balance was $34.5 million as of March 31, 2008.

Other Income/Loss. Other non-operating loss was $112,000 in the three months ended March 31, 2008, a decrease from non-operating income of $11,000 in the three months ended March 31, 2007. This non-operating loss primarily represents the loss from the sale of our mutual fund investment, offset by gains from selected municipal obligations. Non-operating income/loss also includes items such as gain/loss on exchange and gain/loss on sale of assets. Other non-operating income for the three months ended March 31, 2007 related primarily to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 14 (Opportunity Grant) to the Condensed Consolidated Financial Statements included in this 10-Q). We believe that our decision to discontinue the embolic protection platform, as well as our exploration of strategic alternatives for the endovascular business, may impact the job creation requirement under the grant program and therefore reduce the total revenue we are able to recognize related to this grant. We have satisfied all other requirements under the provisions of this grant and therefore believe that we will be entitled to retain all or the majority of this grant. We have formally requested an extension of, or exception to, the job creation requirement from the Department of Community and Economic Development of the Commonwealth of Pennsylvania and are waiting for a final response. It is possible that we would have to repay a portion or all of this grant if we do not receive a favorable response. To date we have recognized $216,000 related to this grant. No additional revenue will be recognized related to this grant until we reach a resolution with the state.

Comparison of Nine Months Ended March 31, 2008 and 2007

Total Revenues. Total revenues increased 10% to $57.8 million in the nine months ended March 31, 2008 from $52.5 million in the nine months ended March 31, 2007.

Total Net Sales. Net sales of products increased 13% to $38.8 million for the nine months ended March 31, 2008, compared to net sales of $34.4 million for the nine months ended March 31, 2007. We had a 9% increase in our biomaterial sales and a 54% increase in our endovascular sales.

Biomaterial Sales. Biomaterial sales were $34.2 million in the period, a 9% increase from $31.4 million in the same period last year. Biomaterial sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to a $5.2 million increase in orthopaedic sales compared to the same prior year period. The orthopaedic sales growth was primarily the result of increased sales to Orthovita, which increased 59% to $5.5 million in the nine months ended March 31, 2008, from $3.5 million in the nine months ended March 31, 2007 as well as approximately $1.7 million in new spine product revenue related to our acquisition of certain assets of MacroPore Biosurgery, Inc. Additionally, our sales of sports medicine products increased 18% to $10.6 million in the nine months ended March 31, 2008, from $9.0 million in the nine months ended March 31, 2007.

Partially offsetting these increases was a 19% decline in sales of Angio-Seal components to St. Jude Medical from the comparable prior year period. Sales to St. Jude Medical were $11.5 million in the nine months ended March 31, 2008, compared to $14.1 million in the same prior year period. Collagen plug component sales decreased 15% and sales of the anchor component decreased 41%, as we supplemented St. Jude’s anchor production at rates greater than the contracted 30% during fiscal 2007. This decline in Angio-Seal component sales is not indicative of growth rates for end-user sales of the Angio-Seal by St. Jude Medical which increased 2% over the same period in fiscal 2007.

Endovascular Sales. Endovascular sales were $4.6 million in the period, a 54% increase compared to sales of $3.0 million in the same period of the prior fiscal year. Sales in the U.S. increased 24% to $2.9 million from $2.3 million, primarily due to increased ThromCat and Safe-Cross product sales. International endovascular sales increased 160% year over year to

$1.7 million, from $650,000 during the prior period, due to increases in international sales of the ThromCat and QuickCat devices. Included in prior year U.S. and international endovascular sales were sales of our embolic protection products of $543,000 in the U.S. and $171,000 internationally, which we have since discontinued.

Royalty Income. Royalty income increased 5% to $19.0 million in the nine months ended March 31, 2008 from $18.1 million in the nine months ended March 31, 2007.

Royalty income from St. Jude Medical’s Angio-Seal end-user sales increased 2% to $15.7 million during the nine months ended March 31, 2008 compared to $15.4 million in the nine months ended March 31, 2007. End-user sales of the Angio-Seal increased 2% in the nine months ended March 31, 2008 over the same period a year earlier.

Royalty income from Orthovita’s end-user Vitoss® Foam product sales increased 19% to $3.2 million during the nine months ended March 31, 2008 compared to $2.7 million in the nine months ended March 31, 2007. End-user sales of our co-developed Vitoss® Foam products increased 22% in the nine months ended March 31, 2008 compared to the comparable prior year period.

Cost of Products Sold. Cost of products sold was $18.1 million for the nine months ended March 31, 2008, a $2.2 million, or 13%, increase from $16.0 million for the nine months ended March 31, 2007. Gross margin on net sales was 53% for the nine months ended March 31, 2008 and 54% for the nine months ended March 31, 2007. Costs of products sold for the nine months ended March 31, 2008 included a charge of $252,000 for the acceleration of stock awards and $155,000 in charges related to the discontinuance of the embolic protection platform which resulted in a 1% decline in gross margin. The remaining change in cost of products sold was an increase of $1.7 million, or 11%, in the nine months ended March 31, 2008 compared to the same period in fiscal 2007 primarily related to the increase in sales. The gross margin was affected by start-up costs associated with the Safe-Cross product line as we initiated and continue to refine the manufacturing process on this new product line.

Research and Development Expense. Research and development expense was $12.9 million for the nine months ended March 31, 2008, a decrease of 11% from $14.4 million for the nine months ended March 31, 2007. Research and development expenses for the nine months ended March 31, 2008 included a charge of $835,000 for the acceleration of stock-based awards and $93,000 in charges related to the discontinuance of the embolic protection platform. The remaining change in research and development expenses was a decrease of $2.5 million, or 17%, in the nine months ended March 31, 2008 compared to the same period in fiscal 2007. During the nine months ended March 31, 2008, endovascular research and development expense decreased by $3.4 million, offset, in part by an increase in biomaterials research and development expense of $911,000 over the comparable prior period. The decrease in endovascular research and development expense was primarily due to a decrease in personnel costs, clinical trial expenses, and development services and supplies related to the embolic protection platform which was discontinued in July 2007. Partially offsetting these decreases in research and development expenses related to the discontinuance of the embolic protection platform were additional costs related to the development of our thrombectomy and CTO platforms. The increase in biomaterials research and development expenses was due to an increase in personnel expenses as well as an increase in design and development expenses for our annulus repair, cartilage and resorbable interbody fusion projects.

Research and development expenses were 22% and 27% of total revenues for the nine months ended March 31, 2008 and 2007, respectively.

Sales and Marketing Expense. Sales and marketing expense was $10.5 million for the nine months ended March 31, 2008, an increase of 14% from $9.3 million for the nine months ended March 31, 2007. Sales and marketing expenses for the nine months ended March 31, 2008 included a charge of $260,000 for the acceleration of stock-based awards and $71,000 in charges related to the discontinuance of the embolic protection platform. The remaining change in sales and marketing expenses was an increase of $926,000, or 10%, in the nine months ended March 31, 2008 compared to the same period in fiscal 2007. This increase was due to an $852,000 increase in our international sales and marketing expenses and a $74,000 increase in our U.S. sales and marketing expenses.

Internationally, personnel and related expenses increased by $553,000 in the nine months ended March 31, 2008 compared to the comparable prior year period. There were nine sales and marketing personnel located internationally during the nine months ended March 31, 2008, compared to six sales and marketing personnel located internationally during the nine months ended March 31, 2007. Additionally, our international sales and marketing expense increased by $167,000 due to office and administrative costs and other professional fees as well as a $129,000 increase in marketing and convention expenses. These increases primarily reflect the fluctuation in the exchange rate of the Euro relative to the US Dollar. The average Euro to Dollar exchange rate in the nine months ended March 31, 2008 was 1.44 versus an average exchange rate in the nine months ended March 31, 2007 of 1.29, an increase of approximately 11% or $252,000. In the U.S., personnel and travel expenses for the sales and marketing departments increased by $411,000 in the nine months ended March 31, 2008 compared to the comparable prior year period. Partially offsetting this increase was a $413,000 decrease in marketing and convention expenses due to prior year spending related to new product launch activities and a decision to reduce current year marketing spending due to strategic alternatives currently being pursued by management.

General and Administrative Expense. General and administrative expense was $8.0 million for the nine months ended March 31, 2008, an increase of 34% from $6.0 million for the nine months ended March 31, 2007. General and administrative expenses for the nine months ended March 31, 2008 included a charge for the acceleration of stock-based awards of $1.6 million and $5,000 in charges related to the discontinuance of the embolic protection platform. The remaining change in general and administrative expenses was an increase of $375,000, or 6%, in the nine months ended March 31, 2008 compared to the same period in fiscal 2007. This increase in general and administrative expense was primarily due to a $160,000 increase in professional fees expenses related to audit, tax and information systems consultants, an increase in legal expenses of approximately $108,000 as well as $248,000 related to the amortization of the intangible asset acquired from MacroPore Biosurgery, Inc., which occurred late in our fourth quarter of fiscal 2007. Partially offsetting these increases was a decrease in personnel costs of $72,000 primarily related to the decrease in equity compensation expense following the acceleration of stock-based awards that occurred during our first quarter of fiscal 2008.

Interest Income & Interest Expense. Interest income increased by 74% to $1.4 for the nine months ended March 31, 2008 from $776,000 for the nine months ended March 31, 2007. This increase was due primarily to a 59% increase in our average cash and investment balance during the period ended March 31, 2008 over the comparable prior year period as well as the effect of higher interest rates.

Interest expense during the nine months ended March 31, 2008 was $978,000 compared to $305,000 during the same period of the prior year. In November 2007, we borrowed the remaining $27 million of cash under the Mortgage (See Note 9 (Debt) to the Condensed Consolidated Financial Statements included in this 10-Q), increasing our outstanding balance to $35 million compared to $8 million in the prior year period and thereby increasing the interest due on the Mortgage for the nine month period. The Mortgage is hedged by a fixed interest rate Swap of 6.44%. The Mortgage balance was $34.5 million as of March 31, 2008.

Other Income/Loss. Other non-operating loss was $94,000 in the nine months ended March 31, 2008, a decrease from non-operating income of $60,000 in the nine months ended March 31, 2007. This non-operating loss for the nine months ended March 31, 2008 primarily represents the loss from the sale of our mutual fund investment offset by gains from selected municipal obligations. Non-operating income/loss also includes items such as gain/loss on exchange and gain/loss on sale of assets. Other non-operating income for the nine months ended March 31, 2007 related primarily to revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 14 (Opportunity Grant) to the Condensed Consolidated Financial Statements included in this 10-Q).

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $55.9 million as of March 31, 2008, an increase of $21.5 million from our balance of $34.3 million at June 30, 2007, the end of our prior fiscal year. Our working capital was $76.0 million as of March 31, 2008, an increase of $22.9 million from our working capital of $53.2 million at June 30, 2007.

Operating Activities

Net cash provided by our operating activities was $10.8 million in the nine months ended March 31, 2008. For the nine months ended March 31, 2008, we had net income of $5.9 million, a net effect of non-cash employee stock-based compensation and related tax events of $3.6 million, and non-cash depreciation and amortization of $5.4 million. Non-cash employee stock-based compensation of $4.7 million includes $3.0 million related to the acceleration of stock awards, as discussed above. Additionally, we undertook a SAR buyback program that resulted in a $1.1 million use of cash (see below).

Cash used as a result of changes in asset and liability balances was $4.1 million. The decrease in cash related to the change in assets and liabilities was primarily due to an increase in inventory of $2.7 million, an increase in accounts receivable of $2.4 million, and an increase in deferred taxes of $1.1 million. These decreases in cash were partially offset by a $1.3 million increase in other current and non-current liabilities and a $588,000 increase in accounts payable and accrued expenses.

Investing Activities

Cash provided by investing activities was $3.8 million for the nine months ended March 31, 2008. This amount was the result of net purchase and redemption activity within our investment portfolio and capital spending related primarily to ongoing expansion of our manufacturing capabilities.

During the nine month period, we purchased $25.5 million in new investments with the proceeds from the draw on our Mortgage as well as cash from operations. Additionally, during the period, investments of $32.9 million matured or were called resulting in a net provision of cash from investing transactions of $7.5 million.

During the nine months ended March 31, 2008, we incurred $3.4 million in capital spending to continue to expand our research and development and manufacturing capabilities and improving our information technology systems.

Financing Activities

Cash provided by financing activities was $14.3 million for the nine months ended March 31, 2008. This amount was primarily the result of a draw of $27.0 million, the remaining funds available under the $35.0 million Mortgage, during the nine months ended March 31, 2008. Additionally, the exercise of stock options provided cash of $3.8 million and the gross effect of awards that generated tax savings from excess tax benefits provided $1.2 million for the nine months ended March 31, 2008. Partially offsetting these increases was a decrease in cash of $17.3 million for stock repurchases and $350,000 in repayments of long-term debt.

Stock Repurchase Program

On September 24, 2007, we announced that our board of directors had approved a stock repurchase program to provide us with more flexibility to purchase our own shares of Common Stock. The new program replaces our existing stock repurchase program and allows us to repurchase up to a total of $25.0 million of our issued and outstanding shares of Common Stock, and does not have a scheduled expiration. We plan to finance any repurchases using available cash, liquid investments and cash from operations. During the nine months ended March 31, 2008, we repurchased and retired 623,201 shares of Common Stock that for a total cost of $17.2 million, or an average market price per share of $27.65, using available cash. As of March 31, 2008, $7.8 million remained available for stock repurchases under the most recently authorized program. An additional 15,000 shares were repurchased in March, in transactions that settled in April at a cost of $440,083, or an average market price per share of $29.34. See Part II. Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) in this 10-Q.

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

General

We plan to continue to increase our research and development activities for our biomaterial products. As we have disclosed, we continue to investigate strategic alternatives for our endovascular business. If we complete our evaluation and select an alternative strategic option, such a decision could result in changes in our cash balances and our corporate objectives related to investments in research and development and sales and marketing for the endovascular product platform.

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

Presented below is a summary of our contractual obligations as of March 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($35 million)	$62,462,918	$3,613,323	$6,952,494	$6,591,959	$45,305,142
Purchase Obligations:
Contractual Commitments for Capital Expenditures (2)(3)	77,821	77,821	—	—	—
FIN 48 Tax Obligations (4)	274,080	274,080	—	—	—

Total Contractual Obligations	$62,814,819	$3,965,224	$6,952,494	$6,591,959	$45,305,142

These obligations are related to the Mortgage and agreements to purchase goods or services that are enforceable and legally binding.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage of $35.0 million as of March 31, 2008. See Note 9 (Debt) to the Condensed Consolidated Financial Statements included in this 10-Q.
(2)	These obligations consist of open purchase orders for capital items primarily for the continued expansion of our research and development and manufacturing capabilities.
(3)	In accordance with Generally Accepted Accounting Principles in the United States (GAAP), these obligations are not recorded on our Condensed Consolidated Balance Sheet.
(4)	Liabilities for uncertain tax positions in the amount of $155,994 have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of the liabilities.

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

•	adherence and compliance with corporate governance laws, regulations and other obligations affecting our business; and

•	general economic and business conditions, nationally, internationally and within our markets

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

Our investment portfolio consists primarily of high quality municipal securities the majority of which have maturities ranging from less than one year to approximately five years. We also have two municipal variable-rate demand obligations, which mature in 18 years and 24 years, respectively. These municipal variable-rate demand obligations are putable weekly and callable on a monthly basis. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit committee approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of March 31, 2008, our total portfolio consisted of approximately $19.7 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding our investments is located in Note 2 (Investments) to the Consolidated Financial Statements included in this 10-Q.

Debt

On May 25, 2006, we entered into an agreement for the Mortgage. The Mortgage provided us the ability to take aggregate advances of up to $35 million. In order to manage the market risk from changes in interest rates under the Mortgage, we also entered into a $35 million aggregate ten-year fixed interest rate swap. As of March 31, 2008, we have taken the full $35.0 million advance under the Mortgage. See Note 9 (Debt) to the Condensed Consolidated Financial Statements included in this 10-Q. Our objective and strategy for entering into the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no controls can provide absolute assurance that misstatements due to error or fraud will not occur, and no evaluation of any such controls can provide absolute assurance that control issues and instances of fraud, if any, within our company have been detected.

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

The following risk factor has been added:

Our exploration of strategic alternatives may jeopardize our endovascular business.

Since the announcement of our exploration of strategic alternatives, we have had significant attrition within our sales force. We believe that this has reduced our exposure within the market and adversely affected our endovascular revenue. Our continued exploration of alternatives may have a further adverse impact on our endovascular business, which may limit our options in regard to selling the business and/or may negatively affect our future in the endovascular marketplace.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of our equity securities during January, February and March 2008:

Period	Total Number of Shares Purchased (1)	Average Price per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Plans (1)	Amount Remaining for Future Purchase (1)
January 1-31, 2008	99,851	$28.93	99,851	$13,270,345
February 1-29, 2008	100,000	27.34	100,000	10,536,418
March 1-31, 2008	100,000	27.67	100,000	7,769,299

Total	299,851	$27.98	299,851	$7,769,299

(1)	On September 25, 2007, we announced publicly that our Board of Directors approved a stock repurchase program that replaced our existing repurchase plan. This program allows us to repurchase up to a total of $25 million of our issued and outstanding shares of Common Stock and has no scheduled expiration. Under this program we are not required to purchase any specific dollar amount or number of shares. We intend to finance the repurchases using our available cash, liquid investments, as well as cash generated from our ongoing operations.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: May 9, 2008	By:	/s/ Wendy F. DiCicco, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)