Form 10-K
period 2008-06-30
KENSEY NASH CORP
filed 2008-09-15
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of December 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $182,448,540, based on the closing price per share of Common Stock of $29.92 as of such date reported by the NASDAQ Global Select Market. Shares of the registrant’s Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of August 31, 2008 was 11,886,218.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, in connection with the registrant’s 2008 Annual Meeting of Stockholders scheduled to be held on December 10, 2008, are incorporated by reference into Part III of this report.

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

Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information or future events or otherwise after the date of this report. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the trading price of our common stock.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Kensey Nash Corporation is a medical device company known for innovative product development and unique technology in the fields of resorbable biomaterials used in a wide variety of medical procedures and endovascular devices. We provide an extensive range of products into multiple medical markets, primarily in the cardiovascular markets, the orthopaedic markets of sports medicine, spine and extremities, and the endovascular markets. Most of the products are based on our significant expertise in the design, development, manufacturing and processing of resorbable biomaterials. We sell our products via strategic partners and do not sell direct to the end user. Kensey Nash has also developed and commercialized a series of innovative endovascular products and recently completed the sale of these product lines to The Spectranetics Corporation (Spectranetics). In conjunction with the sale of this business, we will continue to manufacture and develop these products for Spectranetics for a minimum of three-years, with a potential extension based on mutually acceptable terms for both companies. Spectranetics is responsible for the sales and marketing of the endovascular products.

We are also known as a pioneer in the field of arterial puncture closure, as the inventor and developer of the Angio-Seal™ Vascular Closure Device, which is exclusively licensed to St. Jude Medical, Inc. Today, the Angio-Seal device (which is manufactured, marketed and sold by St. Jude Medical) is the leading arterial puncture closure product in the world with over 11 million Angio-Seal units having been sold since its market introduction approximately 12 years ago. Kensey Nash manufactures key resorbable components for the Angio-Seal device and receives a 6% royalty on Angio-Seal end-user sales. In our fiscal year ended June 30, 2008 (fiscal 2008), the Angio-Seal device generated approximately $360 million in revenue for St. Jude Medical, which resulted in $15.5 million of bioresorbable component sales and $21.4 million of royalty income for us.

Over the past 20 years, we have established ourselves as a leader in designing, developing, manufacturing and processing proprietary resorbable biomaterials products, originally for the Angio-Seal product line. Our efforts have resulted in an expanded base of technology that has enabled us to develop additional resorbable product applications. We have developed extensive expertise in tissue regeneration and tissue repair, and the ability to commercialize and mass produce these sophisticated constructs. In fiscal 2008, we manufactured and sold over 3.6 million resorbable product units representing approximately 170 commercialized products to strategic partners and customers, many of which are leaders in their market segments. We continue to expand our business by broadening our proprietary biomaterials technologies, and our development and manufacturing capabilities.

We commercialized a series of novel endovascular devices in the emerging market segments of thrombus (blood clot) management and chronic total occlusions (CTO) in both the U.S. and Europe. For thrombus management, we commercialized the ThromCat™ Thrombectomy System, a fully disposable catheter designed for removing blood clots, and the QuickCat™ Aspiration Catheter, an easy to use catheter designed for simple thrombus management. For the CTO market, we acquired the Safe-Cross® RF CTO System, a guidewire-based CTO crossing technology that incorporates important guidance technology and the power of radio frequency (RF) energy. We then improved and expanded the commercial recognition of the device. We designed, developed and commercialized a series of products in the embolic protection market; however in July 2007, we announced our decision to conclude our efforts in that market in order to focus on our thrombus management and CTO platforms. See “Discontinuation of Embolic Protection Platform” that follows. In May 2008, we announced and completed the sale of our remaining endovascular business, including the ThromCat™, QuickCat™ and SafeCross™ products, to The Spectranetics Corporation (NASDAQ:SPNC). See “Sale of Endovascular Business” below.

We incorporated in Delaware in 1984.

Sale of Endovascular Business

We completed the sale of our Endovascular business to Spectranetics on May 30, 2008. This transaction included the sale of the ThromCat®, QuickCat™ and SafeCross® products in consideration for $10 million in closing cash payment, with an opportunity for up to an additional $8.0 million in research and development milestone payments, a $6.0 million cumulative sales milestone payment, as well as additional royalty payments based on future sales of the ThromCat® and SafeCross® products after the transition of manufacturing of the products from us to Spectranetics. The transaction also included separate manufacturing and development and regulatory services agreements. Under the terms of the manufacturing agreement, we will continue to manufacture the ThromCat and SafeCross products for Spectranetics for an initial three-year period. The QuickCat product will be manufactured by us for a minimum of six months, after which manufacturing will transition to Spectranetics. Under the development and regulatory services agreement, we will continue to perform defined development activities in pursuit of various U.S. Food and Drug Administration (FDA) approvals for next generation products, at our expense, on behalf of Spectranetics. As FDA approvals are received for the new versions of the products, we will receive pre-defined milestone payments totaling $8.0 million, over an anticipated four-year period. Spectranetics will be exclusively responsible for worldwide sales and marketing of all endovascular products. See “Item 1A. Risk Factors—Our strategic endovascular relationship could be negatively impacted by adverse results of the FDA and U.S. Immigration and Customs Enforcement (ICE) investigation of Spectranetics.”

We recognized a net loss of approximately $5.4 million (net of taxes of $2.7 million), or $0.44 per share tax-effected on the sale, which is presented within our results of continuing operations for fiscal 2008. This loss does not include the benefit of, or expenses associated with, the achievement of future milestones or royalties to be received under the transaction, which are expected to exceed the cost of accomplishing such milestones.

The following table is presented to show the charges resulting from the sale of our Endovascular business on each operating expense category of our income statement for fiscal 2008:

Sale of Endovascular Business Fiscal Year Ended June 30, 2008
Cost of products sold	$2,012,734
Research and development	10,250
Sales and marketing	2,382,915
General and administrative	2,482,929
Loss on sale of endovascular assets	1,212,478

Total sale of endovascular business charges	$8,101,306

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

The following table is presented to show the amounts of the discontinuance of embolic protection charges included within each category of our financial statements for the 12 months ended June 30, 2007 and 2008:

	Discontinuance of Embolic Protection Charges
	Fiscal Year Ended June 30, 2007	Fiscal Year Ended June 30, 2008
Net Sales (customer credits)	$356,261	$—
Cost of products sold	3,391,326	154,726
Research and development	728,701	92,630
Sales and marketing	86,777	71,474
General and administrative	120,034	4,898

Total discontinuance of embolic protection charges	$4,683,099	$323,728

OUR BIOMATERIALS BUSINESS

Overview

We have developed significant proprietary technology and unique expertise in the field of resorbable biomaterials, a segment that has garnered increasing interest in recent years for a wide variety of medical applications. Our products and technologies are commercialized in the end-user market place through licensing and supply and distribution agreements.

Our technology platforms have application in devices used for:

•

Soft tissue and bone fixation. Fixation devices such as anchors, screws, pins and plates are often required in sports medicine procedures, such as, anterior cruciate ligament repairs and tendon repairs, and in trauma procedures for stabilization of broken bone fragments;

•	Repair and regeneration of hard tissues. Bone grafting is required in a large number of procedures ranging from spinal fusion, to long bone trauma, to dental reconstructive procedures.

•

Cartilage regeneration. The aging population and concomitant high physical activity level throughout the population has led to a high incidence of traumatic and erosive cartilage injuries. Cartilage regeneration, if successful, could lead to deferment of major joint replacement surgeries;

•

Repair and regeneration of a wide variety of soft tissues. Soft tissue is found throughout the body in the form of tendons, ligaments and body wall tissues. Many surgical procedures, such as hernia repair and pelvic floor reconstructions involve the use of devices designed to repair or reinforce soft tissue;

•	Delivery of drugs and growth factors. Local drug delivery at the site of treatment is possible from many types of biomaterial scaffolds; and

•

Vascular closure devices. There are more than 6 million endovascular procedures performed annually which require percutaneous access, primarily through a puncture in the femoral artery. Biomaterials, such as collagen, are utilized in vascular closure devices to effectively treat these access punctures.

Much of our resorbable biomaterials technology revolves around customized porous scaffolds that are well suited for these tissue regeneration and drug delivery applications. We have extensive experience with scale-up and large-scale production of these bioresorbable products, and have built a facility and infrastructure that have been customized for the unique requirements of this business.

We manufacture a large number and wide variety of fixation devices used in sports medicine and orthopaedic trauma procedures and have collaborated with many leading orthopaedic companies to co-develop a number of synthetic bone grafting materials. One of our most successful partnerships, to date, has been with

Orthovita, Inc., a publicly traded biomaterials company that has a platform technology for regenerating bone. Our two companies have collaborated to create a series of new products, branded Vitoss® Foam, Vitoss® Pack and the recently launched Vitoss® Bioactive Foam, that, together, make up the leading product line in the synthetic bone graft market. A large part of our biomaterials business is supplying components to St. Jude Medical for use in the Angio-Seal device, and developing new versions of those components as St. Jude Medical continues to evolve the product.

We offer a complete range of capabilities, including design, development, regulatory consulting, and full-scale manufacturing of finished medical devices, to our customers and partners.

Biomaterials—Market Overview

Biomaterials can be defined as materials that treat, augment, or replace tissue, organs or body functions. We have specialized in resorbable biomaterials, meaning materials that meet the above definition, and that also absorb over time and allow the body’s natural tissue to take their place. The first resorbable biomaterials implants used in medical applications were resorbable sutures, first introduced for human use over 30 years ago. In the late 1980s and early 1990s, we became an innovator in expanding the use of biomaterials to other types of medical applications with our development of the Angio-Seal device, a vascular closure system that incorporates resorbable materials as the primary basis for the product. Our experiences in developing the necessary materials for the biomaterial components and the scale-up of manufacturing capabilities for this product are the foundation of our biomaterials business.

Medical device companies, focusing on a wide variety of market segments, are now taking advantage of advances in materials technology and a better understanding of the biological processes involved in tissue formation and healing to introduce resorbable biomaterials-based products. This trend has been observed in many medical markets, including cardiology, orthopaedic, general, urological, cosmetic, and dental segments. Companies and physicians are widely seeking new solutions to long-standing clinical problems. Resorbable biomaterials-based products have shown to be attractive solutions in these markets for a number of reasons. They:

•	allow for the regeneration and remodeling of natural tissue as the bioresorbable implant resorbs over time;

•	offer the ability to modify the rate of absorption of products to promote healing as the biomaterials-based products work with and assist the body’s natural healing response;

•	obviate the need for second surgeries, which are commonly needed to remove non-resorbable implants;

•	improve the ability for physicians to image patients with biomaterial implants compared to metallic implants, which is critical to the ability to visualize and assess healing; and

•

offer the potential for drug delivery specific to the clinical situation. The ability to provide staged and sustained release of drugs and biologics offers significant potential for growth in the use of resorbable biomaterials-based products.

Our Biomaterials Business Strategy

We intend to utilize our experience and expertise in biomaterials to continue to expand our business. Our strategy to accomplish this expansion is as follows:

•

Develop New Proprietary Biomaterials Products. We continue to leverage our technology and expertise in materials and processes to develop new proprietary biomaterials products. By working with strategic partners or directly with surgeon clinicians, we can identify desirable attributes of new bioresorbable products and advance them toward commercialization. We will continue to invest in research and development to enable us to innovate and expand our company.

•	Expand Our Biomaterials Customer Base. We intend to broaden the product lines sold to our current customer base, and to expand our number of customers by providing proprietary and technologically superior biomaterials products. We also intend to continue to invest in new manufacturing technology and processes to meet our customers’ requirements, support product development and increase the demand for our biomaterials products. Additionally, we focus our marketing efforts on identifying new potential customers in existing and new markets.

•

Pursue Strategic Acquisitions and Alliances. We continually seek strategic acquisitions and alliances that add new and complementary technologies and expertise, broaden our intellectual property portfolio and strengthen our competitive position in our biomaterials business. We believe that our expertise in biomaterials allows us to identify and attract these opportunities.

Our Biomaterials Technology

The technological challenges involved in developing biomaterials-based products can be substantial. As a result of our work with these types of materials and processes for approximately 20 years, we have built significant know-how and technology in the field.

•

Materials Technology. Many of the products we have developed incorporate our highly proprietary bovine collagen technology, which has an extensive safety profile and tailorable properties making it uniquely suitable for multiple medical device applications. Our collagen can be fabricated in many forms, including powders, gels, pastes, sponges and other structural matrices. We often combine collagen with other materials, such as ceramics and hyaluronic acids to further create new properties and characteristics. Our ability to utilize multiple process variables, such as fiber structure, cross-linking (a process for strengthening the collagen material) and chemistry, further increases the number of product configurations and properties that we can offer.

We have recently developed expertise in the processing of porcine (pig) based natural tissue matrices. By selecting various tissues from a pig and processing them in a proprietary manner, we are able to produce a unique tissue which may help the body’s ability to regenerate tissues.

We also have extensive experience with processing a wide range of bioresorbable synthetic polymers, including PLA, PGA, PLLA and many others. Controlling architecture and processing variation of such polymers is a strong area of expertise for us, and allows us to create unique properties and composite materials.

•

Processing Technology. Our Porous Tissue Matrix™ (PTM) processing technology allows us to create porous implants from synthetic polymers that support cell growth, tissue regeneration and the delivery of biologics, growth factors and drugs. The PTM technology allows us to create customized porous architectures, and in some applications, combine different materials in such a way that optimizes the desired tissue engineering and drug delivery outcomes. The resulting implants can be designed to facilitate wound healing in both bone and soft tissue and are bioresorbable at controlled rates for specific functions and tissues. We have a series of products and development programs underway utilizing intellectual property related to our porous biodegradable regeneration matrices.

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

We believe the diversity of the applications, technology, materials and the scale of commercialization that we built within our company, all contribute to a sustainable competitive advantage in the biomaterials-based products markets in which we compete.

Biomaterials Product Lines and Product Applications

We have consistently focused on supporting the growth of the Angio-Seal product line in the market place, and have also commercialized a broad array of products used primarily in orthopaedic markets. To a lesser extent, we have also commercialized biomaterials products for other market applications, such as diagnostic oncology, general surgery and dentistry. While to date we have concentrated significant efforts on Angio-Seal components and orthopaedic-related products, we believe that there are also significant opportunities for our technologies in other markets.

Angio-Seal Components. We manufacture two of the key resorbable components of the Angio-Seal device for St. Jude Medical -100% of their supply requirements for the collagen plug and a minimum of 30% of their requirements for the polymer anchors under an Angio-Seal component supply contract that expires in December 2010. The collagen plug and the polymer anchor components form the basis for the resorbable implant that acts to seal the hole in the artery, created during the catheterization procedure, and are critical to the functionality of the device. There are different component designs for different versions of the Angio-Seal device, and we have continued to work with St. Jude Medical as they continue to advance the product line.

Orthopaedic Products. We have commercialized a wide variety of products for the orthopaedic applications of biomaterials. Applications in the orthopaedic market for our biomaterials products include soft tissue and bone fixation, and bone void fillers and scaffolds. In the future, we believe there will be application for our technologies in the regeneration of tendons, ligaments and cartilage, as well as other novel uses of materials in spinal orthopaedic procedures such as intervertebral disc repair.

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

Our OrthoFill™ product is our own proprietary bone void filler, designed with our proprietary collagen technology, and using our synthetic polymer PTM technology with ceramic. This design creates an architecture optimized for certain types of bone void filling applications. The OrthoFill™ bone void filler device utilizes a similar material composite as our proprietary tissue engineering implant designed to repair damaged articular cartilage in the knee or other articulating joints. We are continuing development of our cartilage repair matrix to repair articular cartilage defects. See “Biomaterials Research Programs” below. We entered into an exclusive distribution agreement with Biomet Sports Medicine for the OrthoFill™ bone void filler, which Biomet has branded as OsseoFit™ Porous Tissue Matrix™ and commercially launched in March 2008.

Other Biomaterials Market Applications. While not a large part of our business to date, we manufacture and sell a variety of biomaterials-based products designed for other market applications. These products include resorbable breast biopsy markers, dental barrier membranes, and wound care products, among other things. One of these products is our proprietary Epi-Guide® barrier membrane used in periodontal restorative procedures to prevent soft tissue cells from growing into space reserved for bone regeneration surrounding a dental implant. The Epi-Guide product is distributed worldwide by Riemser, Inc. (formally Curasan, Inc.).

We are also developing products that utilize our proprietary sheet soft tissue reinforcement, repair technologies and porcine extracellular matrices, all fabricated from proprietary collagen-based materials.

Biomaterials Customer Relationships

We sell our biomaterials products to over 30 companies who sell them into the end user marketplace. Our largest biomaterials customers include St. Jude Medical, to which we supply Angio-Seal components; Arthrex, Inc., to which we supply a broad range of sports medicine and trauma products; and Orthovita, Inc., to which we supply products for use in repair of the spine and orthopaedic trauma injuries. We also supply biomaterials products and development expertise to other orthopaedic companies including, Medtronic, Inc., Zimmer, Inc., Biomet Sports Medicine, Inc., J&J, Stryker and BioMimetic Therapeutics, Inc. In fiscal 2009, we plan to continue to expand relationships with companies targeting new markets, including general, pelvic and urological surgery.

Although a majority of our biomaterials sales are currently concentrated among a few strategic customers, the number has been expanding over the last several years. The relationship with these customers and partners is generally long-term and contractual in nature, with contracts specifying development and regulatory responsibilities, the specifications of the product to be supplied, and pricing. We often work with customers and potential customers at very early stages of feasibility, and provides significant input in co-development types of programs. Once a product is approved for sale, we generally provide our customers fully packaged and sterilized products ready for their further distribution, or as in the case with Angio-Seal components, provide a bioresorbable product that is ready to be incorporated into a finished device. Our products often represent a key strategic source for these customers and partners. In many cases, our proprietary technology is incorporated in the product and cannot be replicated by other companies.

Our largest customer during fiscal 2008 was St. Jude Medical, Inc. to which we supply Angio-Seal components. During fiscal 2008, 33% of our Net Sales-Biomaterials and 46% of our Total Revenues, including Royalty Income, were derived from our relationship with St. Jude Medical.

Our second largest customer during the fiscal year was Arthrex, Inc., a privately held orthopaedic company that focuses on sports medicine and trauma related products for the extremities. We provide a large number of soft tissue and bone fixation devices to them. During fiscal 2008, 30% of our Net Sales-Biomaterials and 18% of our Total Revenues were derived from our relationship with Arthrex.

Orthovita, Inc. has become a major customer over the past four years. Since 2003, we have partnered with them to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss® Foam, Vitoss® Pack and VITOSS® Bioactive Foam, the first of which was launched in March 2004 and the most recent, Bioactive Foam, which was just launched during the fourth quarter of fiscal 2008. Under our agreement with Orthovita, we manufacture the products and they market and sell the products worldwide. Multiple versions of these co-developed products have been launched since March 2004. During fiscal 2008, 15% of our Net Sales-Biomaterials and 15% of our Total Revenues, including Royalty Income, were derived from our relationship with Orthovita.

Medtronic, Inc., Zimmer, Inc., J&J, Stryker and Biomet Sports Medicine Inc. are other partners/customers of ours that are in various stages of launching their respective product lines. We believe these relationships and product lines will continue to develop and grow over the next several years. We have not yet commercialized our products with BioMimetic Therapeutics, Inc.

Business development activities for our biomaterials business are primarily conducted by our senior management team. Technology and product evaluations and the related business agreements can take long periods of time to complete. Our marketing efforts are focused on the partnering of our technology and expertise to new potential customers, as well as seeking segment leading sales and marketing organizations for those specific products that we have developed.

Acquisition of MacroPore

In the fourth quarter of fiscal 2007, we acquired certain assets of the MacroPore Biosurgery spinal and orthopaedic business unit of Cytori Therapeutics, Inc., for $3.2 million in cash. Since 1996, MacroPore Biosurgery had been a developer of bioresorbable products targeted in spinal, craniofacial, and orthopaedic surgery applications. The commercialized products acquired in the transaction include a bioresorbable graft containment system and other spinal and orthopaedic devices.

The acquired business unit encompasses the manufacturing of six bioresorbable product lines, which are sold to a leading orthopaedic device company for worldwide distribution. The assets of the business unit included manufacturing equipment, intellectual property and inventory.

Biomaterials Research Programs

In addition to our relationships with partners and customers to commercialize near-term biomaterials product concepts, we have also been advancing development programs that are longer term in nature and are based on our proprietary technology in the following areas:

•

Articular Cartilage Regeneration Matrix. We are developing a cartilage repair device designed to repair focal defects of articular cartilage in joints. The design has a collagen-based cartilage region and a ceramic/polymer subchondral bone region based on our PTM technology. These compartmentalized architectures are designed to allow for the regeneration of both the cartilage and bone elements of the defects and their interface. This research culminated in the performance of three large animal pre-clinical studies, and we plan to submit an Investigational Device Exemption (IDE) to the FDA in early calendar 2009 to begin human clinical studies. We anticipate the start of enrollment during the second half of our fiscal 2009, with a 12 to 18 month enrollment period and a two-year follow-up period. The study is anticipated to include 300 to 400 patients. We also anticipate applying for CE Mark approval based on our pre-clinical study data by the end of fiscal 2009. Biomet Sports Medicine has the opportunity to participate in the funding of this clinical study and to negotiate for the rights to sell the device under this indication.

•

Extracellular Matrices. We are developing porcine derived extracellular matrices (ECM), materials that, when used as a scaffold for surgical applications, promote the regeneration of the tissue. Acting as an “inductive template,” ECM scaffolds facilitate the repair of damaged tissues by promoting the body’s own regenerative capabilities and restoring normal healthy tissue. ECMs are unique from other scaffold technologies in that they fundamentally change the healing process by triggering abundant new blood vessel formation and recruiting numerous cell types to the wound site. We anticipate our first ECM products will have application in general surgery (e.g., hernia repair) and uro/gynecological surgery.

•

Porous Resorbable Interbody Spacer. We are developing a resorbable interbody spacer of adequate strength for cervical fusion applications. The concept incorporates our PTM technology, which will allow for a porous structure resulting in less polymer, a smoother degradation of the implant and potential incorporation of various growth factors. This development program will continue with further pre-clinical activities planned in fiscal 2009.

•

Suspension of Annulus Repair Closure Device Program. During the first quarter of fiscal 2009, we ceased development activities associated with our annulus repair program and will instead focus development efforts upon other projects that we consider to have more optimal risk-reward profiles.

OUR ENDOVASCULAR BUSINESS

Overview

Over the last several years, we devoted significant resources to creating a family of proprietary endovascular products to market in the U.S. and Europe. While we sold this portfolio of products to Spectranetics in May 2008, we still participate in the future success of these products via the manufacturing and development and regulatory services agreements, which were part of the sale transaction. The products are focused in the emerging markets of thrombectomy and CTOs (a complete vessel blockage common in both coronary and peripheral vessels). The thrombectomy and aspiration products are complementary products designed to remove thrombus (blood clots) from the patient during interventional procedures. The CTO platform is based on technology acquired from IntraLuminal Therapeutics, Inc. (ILT) in May 2006. Known as the Safe-Cross® System, it uses radio frequency energy and sophisticated optical guidance to help physicians treat these difficult total occlusions of the vasculature. All of these products are now sold worldwide by Spectranetics primarily to interventional cardiologists, but may also be used by interventional radiologists and vascular surgeons.

An overview of these products is as follows:

ThromCat™ Thrombectomy Catheter System

•

Easy to use, powerful, fully disposable, thrombectomy catheter incorporating HeliFlex™ Technology, an internal helix which rotates at approximately 95,000 rotations per minute to evacuate thrombus from the target vessel.

•	FDA cleared for synthetic graft and native fistula vessel indication. Initial market release commenced late September 2006.

•	CE Mark approved for coronary and peripheral indications received October 2006. European launch initiated thereafter.

•	Coronary study completed in Europe with favorable results.

•

Launch of next generation by Spectranetics, incorporating fixed core technology, anticipated in early calendar 2009—if FDA approval is granted, a milestone payment will be due to Kensey Nash from Spectranetics.

QuickCat™ Extraction Catheter

•	Simple, easy to use, aspiration catheter that removes thrombus in a syringe-based system.

•	FDA cleared and CE Mark approved for all arterial indications.

•	Launched in April 2006 in the U.S. and in August 2006 in Europe.

Safe-Cross® RF CTO System

•	Radio frequency powered guidewires that incorporate Optical Coherence Reflectometry technology to provide guidance for crossing CTOs.

•	FDA cleared for both coronary and peripheral indications.

•	During the first quarter of fiscal year 2009, we received the CE Mark for coronary and peripheral indications.

•

Launch of next generation technology by Spectranetics, featuring improved guidewire and graphical user interface, anticipated in early calendar 2009—FDA approval will generate milestone payments to Kensey Nash.

Our Endovascular Relationship with Spectranetics

The sale of our endovascular business to Spectranetics in May 2008 incorporated a manufacturing and a development and regulatory services agreement, under which we will continue to participate in bringing these products to the market.

Manufacturing Agreement—Under the terms of the manufacturing agreement we will manufacture the ThromCat and SafeCross products for Spectranetics for an initial three-year period. The QuickCat product will be manufactured by Kensey Nash for a minimum of six months after which manufacturing will transition to Spectranetics. All products will be transferred to Spectranetics under this agreement at a defined transfer price and will be classified as product Sales in the period shipped. After the three-year initial manufacturing period, the parties have the ability to negotiate an extension to the manufacturing agreement or the manufacturing will transfer to Spectranetics. At such time as the manufacturing transfers to Spectranetics, we will begin to earn a royalty on end-user sales of every ThromCat and SafeCross unit sold by Spectranetics. Royalty percentages are dependent on the cause of the transfer of manufacturing and vary between the ThromCat and SafeCross products. Royalties received will be presented within the Royalty Income line of our income statement in the period earned.

Development and Regulatory Services Agreement—Under the development and regulatory services agreement, we will continue to perform defined development activities in pursuit of various FDA 510(k) approvals for next generation product approvals. All costs related to these activities will be expensed as incurred within the research and development line of our income statement. Upon receipt of FDA approvals for the new versions of the products, we will receive pre-defined milestone payments totaling up to $8.0 million, over an anticipated four-year period. These milestones will be recorded as revenue and recognized, in accordance with appropriate generally accepted accounting principles (GAAP), over the period of the agreement (including the date of receipt of the latest expected FDA approval), which is currently estimated at approximately four years. During the fiscal year 2009, we anticipate the completion of two milestones and the receipt of the related 510(k) approvals which will result in the receipt of $3.0 million in cash proceeds and approximately $900,000 in revenue. The agreement also calls for the equal sharing of any human clinical trial costs in pursuit of next generation or expanded indication devices.

Spectranetics is now exclusively responsible for worldwide sales and marketing of all of these endovascular products.

Endovascular Markets and Products

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

The ThromCat™ Thrombectomy Catheter System

The ThromCat System is designed to remove more organized thrombus or blood clots from a patient, with an initial indication, in the U.S., for mechanical removal of thrombus in synthetic hemodialysis access grafts and native fistulae. The ThromCat device is a fully disposable system that incorporates HeliFlex™ technology to flush, macerate, and extract thrombus. An internal rotating helix creates a powerful vacuum to draw thrombus into the catheter and then macerate it, while simultaneously flushing the vessel to aid in the thrombus removal. The device is designed to be atraumatic, with no vessel wall contact by any moving parts. The device has both coronary and peripheral approval in Europe.

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

In general, physicians have advanced methodologies treating patients with CTOs using regular guidewires, but these cases still represent some of the most challenging ones attempted. Success rates in crossing CTOs have been increasing over time with better wires and techniques, but still vary from 50% to 90%. With varying success rates and lengthy procedures, CTOs are usually either ignored, or patients are sent to surgery. Recanalization, or opening, of a CTO is attempted in only 8% to 15% of patients undergoing coronary interventions despite the higher CTO prevalence estimated at approximately 30% of patients.

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

The Safe-Cross® RF CTO System

The Safe-Cross System combines optical guidance and radio frequency (RF) energy in a guidewire system to help physicians penetrate a CTO that might otherwise be untreatable. The System is designed to safely cross CTOs using Optical Coherence Reflectometry (OCR) technology as guidance and RF as an energy source to penetrate the difficult lesions. The Safe-Cross System is the only commercialized product that combines forward guidance with a crossing mechanism in a familiar guidewire configuration. The System is designed to give the interventionalist real-time feedback as to the proximity of the crossing wire to the arterial wall plus the capability to use RF power on the tip of the wire to assist in penetrating hardened material within the artery, thus facilitating safe and successful passage and placement of therapeutic devices for recanalization in native coronary and peripheral arteries.

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

The Angio-Seal device has been shown to have several advantages over traditional manual or mechanical compression procedures, including reduced time to hemostasis and ambulation, reduced staffing and hospital time, possible reduction in procedure costs, increased patient comfort, greater flexibility in post-procedure blood thinning therapy and increased blood flow to the leg.

As measured by total revenue and number of procedures performed, the Angio-Seal device is the leading product in the worldwide vascular puncture closure market. The Angio-Seal device has been sold in Europe since 1995, in the U.S. since 1996 and was launched in Japan in late 2003. There have been over eleven million Angio-Seal devices sold since its commercialization, making it one of the most successful resorbable biomaterials-based medical products ever introduced. The Angio-Seal generated over $360 million in revenue for St. Jude Medical during our fiscal 2008.

Vascular Puncture Closure Market Overview

The vascular puncture closure market consists of products developed for the purpose of closing and sealing of femoral artery punctures made during cardiovascular catheterizations. Recent estimates suggest that the current worldwide market for vascular closure technology exceeds $500 million in sales annually.

Current treatment options include manual pressure and device based therapy. Existing device-based treatment options consist of biomaterial-based devices, suture, clip, and staple-based devices. There are also many topical patch devices, which require adjunct manual pressure, and are used mostly for diagnostic catheterizations. There are alternative methods of treatments, such as non-invasive imaging methods, that may become more prevalent in the future. These non-invasive imaging methods could adversely impact the market use of vascular puncture closure devices.

Angio-Seal License and Component Supply Agreement with St. Jude Medical

The Angio-Seal technology is licensed to St. Jude Medical, which manufactures, markets and sells the Angio-Seal device worldwide. Under our license agreement, St. Jude Medical has exclusive worldwide rights to manufacture, market and distribute the patented Angio-Seal device for hemostatic puncture closure. We retain the rights to use this technology for applications outside the cardiovascular system. We earn a 6% royalty on Angio-Seal net sales by St. Jude Medical. The term of the license agreement extends to the expiration of the last licensed patent covering the Angio-Seal technology.

St. Jude Medical may terminate the license agreement at any time, for any reason, upon 12 months notice. Upon termination, all rights granted under the license, including sales, marketing, manufacturing and distribution rights would revert to Kensey Nash. The Angio-Seal trademark would be retained by St. Jude Medical. We do not believe St. Jude Medical intends to terminate the license, as the Angio-Seal represents a profitable business generating $360 million in annual sales.

In June 2005, we entered into an Angio-Seal component supply agreement with St. Jude Medical that expires in December 2010. Under this agreement, we are the exclusive supplier of the collagen plug component of the Angio-Seal device, as well as a partial supplier of the anchor component.

OTHER INFORMATION CONCERNING OUR BUSINESSES

Patents and Proprietary Rights

Our intellectual property covers many fields and many areas of technology including vascular puncture closure, blood vessel location detection, arterial revascularization, embolic protection systems, drug/biologics delivery, bone repair/regeneration, wound care, periodontics, angiogenesis products and surgical instruments. We protect our technology by, among other things, filing patent applications for the patentable technologies that we consider material to our business.

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

Manufacturing

We have developed unique manufacturing and processing capabilities for resorbable biomaterials. We have our own capabilities in tool-and-die making, injection molding, extrusion, compounding, machining, model making and laser welding, which allow us to manufacture and engineer our developmental products on site. For our collagen products, we have developed, and continue to expand, a closed-herd sourcing infrastructure, which is helpful in allowing our collagen-based products to be sold more broadly worldwide. Closed-herd sourcing of bovine materials provides an additional level of risk management which is recognized by many regulatory entities worldwide as an important means of documenting the safety of the animal-derived materials. Our methods and processes have allowed us to maintain EDQM (European Directorate and Quality of Medicine) certification, which documents the safety of our collagen products. We believe our biomaterials manufacturing capabilities and raw material sourcing infrastructure provide us with a competitive advantage.

In addition, we have established manufacturing processes and capabilities for endovascular products. These products have presented challenges for us as we scaled up our manufacturing volume. During fiscal 2007, we needed to perform multiple recalls related to our embolic protection platform, which we have since discontinued, and to our ThromCat device, which has since been relaunched to the market. These endovascular products are highly sophisticated products, which can be challenging to manufacture in the early stages of scale-up. During fiscal 2008 we successfully manufactured quantities adequate to supply our increasing market demands without further incident. Pursuant to the manufacturing agreement with Spectranetics, we will continue to manufacture endovascular products for, at a minimum, three years.

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

Facility

In fiscal 2006, we successfully transitioned our operations to a newly constructed 202,500 square foot facility in Exton, Pennsylvania. The consolidation of all operations, from four separate leased locations into one headquarters building, maximizes efficiencies and facilitates our future growth. Construction of the company-owned facility commenced in August 2004, and was financed with cash on hand and from continuing operations. In May 2006, we entered into a Secured Commercial Mortgage, secured by the building and land, which allows the Company to draw up to $35 million, all of which is currently outstanding (See Note 13 to our Consolidated Financial Statements included in this Form 10-K).

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

Research and Development

Our research and development and regulatory and clinical staff consisted of 85 individuals as of August 31, 2008. Our research and development efforts are focused on the continued development of our endovascular platform and our biomaterials based products and capabilities. We incurred total research and development expenses of $17.2 million, $20.3 million and $19.0 million in fiscal 2008, 2007 and 2006, respectively, which included significant charges related to the discontinuance of the Embolic Protection Platform and the transition to our new facility. See Item 7—“Management’s Discussion and Analysis” below and the Notes to the Financial Statements included in this Form 10-K for further information.

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

Sales and Marketing

During fiscal 2007 and most of fiscal 2008, we had a direct sales force responsible for the sales and marketing of our endovascular products in the U.S. and Germany, with distributors covering most of Europe, the USSR and India. After the sale of our Endovascular business to Spectranetics, all worldwide sales and marketing of these products is now their responsibility. At this time, we do not anticipate marketing and selling our biomaterials products directly to the end-user market; instead, we intend to continue with our existing business model of maintaining and developing partnerships where we rely on the partners’ sales and marketing teams to sell and distribute our products to the end-user.

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

The Angio-Seal device competes primarily with products sold by Abbott Laboratories, Inc. and Medtronic, Inc. There are also a few other smaller competitors, some of which recently gained approval for their devices such as AccessClosure, Inc. In addition, Cordis Corporation, a division of Johnson & Johnson, Inc. plans to introduce a new competitive product in the near future. The mechanisms of action and designs of these products vary significantly and the products compete primarily on ease of use and clinical effectiveness. While we consider the use of an Angio-Seal device to be a preferred method of post-procedure care, many diagnostic and interventional procedures still rely on manual compression for post-procedural care, which represents the primary competition for the Angio-Seal device.

The endovascular products we now manufacture for Spectranetics’ compete with the products of companies such as Johnson & Johnson, Inc., Medtronic, Inc., Abbott Laboratories, Inc., Vascular Solutions, Inc., Boston Scientific Corporation, EV3, Inc., and Possis, Inc., among others. Some of these companies have significantly larger sales forces and infrastructures dedicated to endovascular products than Spectranetics has, which can make the competitive environment difficult.

Government Regulation

Medical devices are subject to extensive regulation by the FDA and by foreign governments. Current medical device regulation includes, but is not limited to, clinical testing, design, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, seizure of products, total or partial suspension of production, failure to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. Regulatory agencies also have the authority to recall or request repair, replacement or refund of the cost of any device we manufacture or distribute.

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

Generally, regulatory activities for our biomaterials products are the responsibility of our customers, who are responsible for seeking FDA and other government approvals to market the products. For many of our customers, we provides significant regulatory support, which includes the ongoing development and maintenance of Master Files with the FDA. Master Files contain important information relating to the specifications, manufacturing, biochemical characterization, biocompatibility and viral safety of our biomaterials products. These files, in addition to our technical expertise, help our clients in their regulatory approval process for products incorporating our biomaterials.

The Angio-Seal product line has received both CE Mark and FDA approvals. St. Jude Medical is responsible for all regulatory activities related to the Angio-Seal device. We maintain a Master File with the FDA containing important regulatory information regarding the collagen sponge component.

When human clinical trials are required in connection with our new proprietary products and the device is classified as a significant device risk, we must file for the appropriate regulatory approval(s) relative to the geographical region(s) where the trial(s) will be conducted. The clinical trial application must be supported by data, typically including the results of animal and laboratory testing. If the application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as set out in our test plan. The conduct of human clinical trials is also subject to regulation. In some regions, sponsors of clinical trials are permitted to sell those devices distributed during the course of the trial, provided the consideration received does not exceed recovery of the costs of manufacture, research, development and handling.

Any products we manufacture or distribute pursuant to regulatory agency clearance or approval is subject to pervasive and continuing regulation, including product validations, recordkeeping requirements, post-market surveillance, and reporting of adverse experiences with the use of the device. As a device manufacturer, we are required to register our manufacturing facility and list our devices with relevant governmental authorities and/or sanctioned third-parties and are subject to periodic inspections by those bodies as well as other agencies. Relevant national laws in the regions where we sell our products require devices to be manufactured in accordance with formally implemented quality management systems, which impose certain procedural and documentation requirements with respect to design, manufacturing and quality assurance activities. Labeling and promotional activities are subject to regulatory scrutiny and, in certain instances, by the U.S. Federal Trade Commission. Regulations prohibiting marketing of products for unapproved uses are actively enforced.

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

Employees

As of August 31, 2008, we had 302 employees, including 187 employees in operations, 85 employees in research and development and clinical and regulatory affairs, and 30 employees in finance and administration. All of our employees are located at our headquarters in Exton, Pennsylvania. We believe that our success depends in large part on our ability to attract and retain employees in all areas of our business.

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

Additional Information

For financial information, see the Consolidated Financial Statements and the related Notes as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are included in this Annual Report on Form 10-K. We have a single reportable segment for all our operations and business. Financial information about geographic areas can be found in Note 17 to the Consolidated Financial Statements.

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

Under our license agreements with St. Jude Medical, the Angio-Seal is manufactured, marketed and sold on a worldwide basis by St. Jude Medical. Two of our significant sources of revenue are the sale of components to St. Jude Medical for use in the Angio-Seal device and royalty income from the sale of the Angio-Seal device to the end-user market. The amount of revenue we receive from the Angio-Seal device depends, in part, on the time, effort and attention that St. Jude Medical devotes to it, and on their success in manufacturing, marketing and selling the device worldwide. Under the terms of our licenses with St. Jude Medical, we have no control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. St. Jude Medical can terminate the license agreement for any reason upon 12 months notice. St. Jude Medical may not adequately perform its manufacturing, marketing and selling duties. Any such failure by St. Jude Medical may negatively impact Angio-Seal unit sales and, therefore, reduce our royalties. Recently, St. Jude Medical acquired the assets of Datascope Corporation’s vascular closure business. This could impact the future sales of collagen supplied by the Company to St. Jude Medical.

We derive a substantial majority of our revenues from only three customers.

A substantial majority of our total revenues are derived from only three customers. For fiscal 2008, royalty income from and sales of components to St. Jude Medical represented approximately 46% of our total revenue, sales of biomaterials products to Arthrex represented approximately 18% of our total revenues, and royalty income from and sales of biomaterials products to Orthovita represented approximately 15% of our total revenues. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the products in the end-user marketplace. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers and to the risk that the loss of a major customer would materially adversely affect our results of operations. Our relationship with these customers is subject to change.

If our biomaterials products are not successful, our operating results and business may be substantially impaired.

The success of our biomaterials products, depends on a number of factors, including our ability to continue to manufacture, sell and competitively price these products and the acceptance of these products by the medical profession. In addition, regulatory approvals will be required before biomaterials products in development can be sold. We will require substantial additional funds to develop and market our biomaterials products. We expect to fund the growth of our biomaterials business from operating income, but this operating income may not be sufficient to develop new biomaterials products. To date, we have relied on strategic partners or customers to market and sell our biomaterials products. If we cannot attract third parties to work with us to distribute our products to the end-user market, we will not be successful.

We depend on our customers to market and, in some cases, obtain regulatory approvals for their biomaterials products.

We depend on the efforts of our biomaterials customers in marketing their products that include our biomaterials components. There can be no assurance that our customers' end-use products that include our biomaterials components will be commercialized successfully by our customers or that our customers will otherwise be able to compete effectively in their markets. While we take steps toward obtaining regulatory approval under certain of our partnerships and for some of our customers, in other cases, we rely on others to do these activities independently. There can be no assurance that our partners or customers will be successful in obtaining such regulatory approvals.

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

Our biomaterials products compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Abbott Laboratories, Inc., and Medtronic, Inc., along with other smaller competitors and potential new entrants. The majority of vascular sealing is performed through manual compression, which represents our primary competition. The endovascular products we provide to Spectranetics compete with a large number of companies, many of whom have dedicated significantly more resources to research and development and sales and marketing than Spectranetics has. These companies include Johnson & Johnson, Inc., Medtronic, Inc., Abbott Laboratories, Inc., Vascular Solutions, Inc., Boston Scientific Corporation, EV3, Inc., and Possis Inc.

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

Our endovascular products were recently sold to Spectranetics. If any or all of these products fail to gain market acceptance or if Spectranetics fails to successfully commercialize them, our business may suffer.

Due at least in part to their recent commercial introductions, as well as the fact that they are new to the Spectranetics product portfolio, these endovascular products have limited product and brand recognition, and limited usage to date. We do not know if these products will be successful over the long term, or if they will be adopted by the physician community at rates that in turn generate enough revenue for us to sustain our ongoing investment in this business, although, in any event, we are required by contract to continue such investment. Market acceptance of these products may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of the products compared to alternative procedures. In addition, demand for the products may not increase as quickly as we expect due to competitive and other factors.

If our products are not accepted by the medical community, or if our products are replaced by new technologies, our business may suffer.

The success of our existing products depends on acceptance of these products by the medical community, which we cannot predict. The success of any products we develop in the future will depend on their adoption by our targeted markets. We cannot predict how quickly, if at all, the medical community will accept our future products, or the extent to which our future products will be used. If we encounter difficulties introducing future products into our targeted markets, our operating results and business may be substantially impaired. In addition, new technologies and techniques may be developed which may render obsolete our current products, along with those under development.

Our strategic endovascular relationship could be negatively impacted by adverse results of the FDA and U.S. Immigration and Customs Enforcement (ICE) investigation of Spectranetics.

Spectranetics announced on September 4, 2008 that it had been jointly served by the Food and Drug Administration (FDA) and U.S. Immigration and Customs Enforcement (ICE) with a search warrant issued by the United States District Court, District of Colorado.

According to Spectranetics’ public disclosure, the search warrant requested information and correspondence relating to: (i) the promotion, use, testing, marketing and sales regarding certain of the company’s products for the treatment of in-stent restenosis, payments made to medical personnel and an identified institution for this application, (ii) the promotion, use, testing, experimentation, delivery, marketing and sales of catheter guidewires and balloon catheters manufactured by certain third parties outside of the United States, (iii) two post-market studies completed during the period from 2002 to 2005 and payments to medical personnel in connection with those studies and (iv) compensation packages for certain of the company’s personnel.

Although we do not believe this investigation relates to any of our endovascular products sold to Spectranetics, our business may be adversely impacted if Spectranetics is unable to market and sell our products, or if this investigation diverts focus and attention away from selling the endovascular products we sold to them.

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

The biomaterials industry is an emerging area, using many materials which are untested or whose properties are still not known. In addition, many of our products are derived from natural materials, such as collagen, which can have varying properties, may be subject to international standards concerning their use in medical devices and require careful sourcing and handling controls. Consequently, from time to time we may experience unanticipated difficulties in manufacturing and delivering our biomaterials products to our customers. These difficulties may include an inability to meet customer supply demands, delays in delivering products, quality control problems with certain biomaterials products, or the need to react to changes in any standard that we adhere to. While we believe our closed herd sourcing infrastructure provides us with an adequate risk management protection mechanism for preventing animal derived diseases from entering the human medical device industry, there can be no assurance that our measures will be adequate.

We have had product recalls that have resulted in significant expense and may result in other future expense or changes to product strategy.

We experienced start-up production issues and component supply issues which resulted in product recalls, as disclosed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These product recalls caused an adverse affect to our net sales and operating results during fiscal 2007. In addition to lost sales directly resulting from recalls, and the direct expenses associated with such resolution, a recall may have other materially adverse, and potentially longer-term effects, including a negative impact on our reputation in the marketplace with respect to these and other of our products, changes to future product marketing plans, changes to clinical trial plans, and discontinuation of the recalled products.

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

St. Jude Medical derives a significant portion of its Angio-Seal revenue from international markets. Many of our other biomaterials products are also sold by our customers in international markets. Our sales and royalties from international sales of the Angio-Seal product line by St. Jude Medical and our revenues from our other international sales are subject to several risks, including:

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

Our operating results have varied significantly from quarter to quarter in the past and are likely to vary substantially in the future as a result of a number of factors, some of which are not in our control, including:

•	ordering patterns by our customers/partners

•	the focus and resources that our customers/partners place on developing/marketing the products that we develop and manufacture;

•	acceptance of the products we develop and manufacture in the end-user marketplace;

•	our ability to attract partners for our biomaterials products and technologies;

•	our efforts to gain CE Mark and FDA approval for any future generations of endovascular or biomaterials devices;

•	the loss of significant orders;

•	changes in our relationship with St. Jude Medical and other major customers;

•	establishment of strategic alliances or acquisitions;

•	timely implementation of new and improved products;

•	delays in obtaining regulatory approvals;

•	reimbursement rates for our products; and

•	changes in the competitive environment.

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

The validity of our patents may be challenged by a competitor.

Third parties may claim that one of our patents is invalid based on their prior disclosure or that of another party, whether such disclosure is in a patent application or not. This type of challenge may be made in any country where our patents are issued. While we undertake to search the prior art, there is no guarantee that we find all existing incidences of disclosure of devices or technologies related to our inventions. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of key personnel.

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

We could be seriously harmed by changes in reimbursement policies of governmental or private healthcare payers, particularly to the extent any changes affect reimbursement for catheterization procedures in which our Angio-Seal products are used. Physicians, hospitals and other users of our products may fail to obtain sufficient reimbursement from healthcare payers for procedures in which our products are used or adverse changes may occur in governmental and private third-party payers’ policies toward reimbursement for these procedures. The decision by the Centers for Medicare and Medicaid Services (CMS) not to reimburse for treatment of asymptomatic patients suffering from carotid artery disease was a major factor in our decision not to continue to commercialize our embolic protection product line. Similar decisions, or changes to reimbursement policy, could harm our business.

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

We are also required to demonstrate compliance with the FDA’s Quality System Regulations. The FDA enforces its Quality System Regulations through pre-approval and periodic post-approval inspections. These regulations relate to product testing, vendor qualification, design control and quality assurance, as well as the maintenance of records and documentation. If we are found to be out of compliance with FDA regulations, it could be costly and difficult for us to correct the non-compliances and could seriously harm our business.

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

We own a 202,500 square foot facility located in Exton, Pennsylvania. See the discussion of our corporate facility and charges taken related to the transition to it in Item 7—“Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

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

Our common stock is listed on the NASDAQ Global Select Market, under the symbol “KNSY” and has been traded publicly since our initial public offering in December 1995. The following table sets forth the high and low sale prices per share of our common stock as reported by NASDAQ for the periods indicated.

	High	Low
Fiscal Year Ended June 30, 2007
First Quarter	$30.50	$25.53
Second Quarter	32.66	28.85
Third Quarter	32.79	27.28
Fourth Quarter	31.55	22.79

Fiscal Year Ended June 30, 2008
First Quarter	$28.79	$23.30
Second Quarter	30.91	25.20
Third Quarter	30.36	25.84
Fourth Quarter	34.24	28.44

On September 9, 2008 the last reported sale price of our common stock in the NASDAQ Global Select Market was $33.37 per share. As of September 9, 2008, there were approximately 63 record owners of our common stock. There were also approximately 5,500 beneficial owners of the shares of our common stock at that date.

The following graph presents a comparison of the Company’s stock performance with that of the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the period from June 30, 2003 through June 30, 2008.

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

During the fiscal year ended June 30, 2008, we repurchased and retired 867,839 shares of Common Stock at a cost of approximately $24,427,000 or an average market price of $28.15 per share, using available cash. All repurchases of stock were done under the repurchase plan approved by the Board on September 25, 2007, which allows for up to $25 million of our Common Stock to be repurchased, and has no expiration. As of June 30, 2008, there was approximately $573,000 remaining to be used for repurchase under this program. During the fiscal year ended June 30, 2007, we repurchased and retired 10,000 shares of Common Stock at a cost of $238,000, or an average market price of $23.80 per share, using available cash. Repurchases of stock during fiscal year 2007 were completed under the repurchase plan approved by the Board on March 16, 2005, which allowed for up to 400,000 shares to be repurchased, and had no expiration. There were 266,867 shares remaining under this plan when it was replaced by the $25 million plan approved by the board of directors on September 25, 2007.

On June 23, 2008, we announced that our board of directors had approved a new $10 million stock repurchase program to provide us with more flexibility to buy our own shares. The new program allows us to repurchase up to an additional $10 million of its issued and outstanding shares of Common Stock and has no expiration. As of June 30, 2008, there had been no repurchases under this new program.

The following table contains information about our purchases of our equity securities during April, May and June 2008:

Period	Total number of shares purchased *	Average price paid per share	Amount remaining for future repurchase (1)
April 1-30, 2008	103,200	$29.24	$4,751,886
May 1-31, 2008	102,833	29.48	1,720,084
June 1-30, 2008	38,605	29.71	10,573,301	(a)

Total	244,638	$29.41	$10,573,301

*	All shares purchased under a publicly announced plan.
(1)	Represents maximum amount that may be purchased under the current program.
(a)	The September 25, 2007 Plan allows up to $25 million Common Stock to be repurchased; has no expiration and as of June 30, 2008 had $573,301 available for repurchases. The June 23, 2008 Plan allows up to $10 million Common Stock to be repurchased; has no expiration and as of June 30, 2008 had the entire $10 million available for repurchases. Both plans were active as of June 30, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of operations and consolidated balance sheet data for the fiscal years ended June 30, 2008, 2007, 2006, 2005, and 2004. The selected financial data for each such fiscal year listed below has been derived from our consolidated financial statements for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 2008, 2007, and 2006 is included elsewhere herein. The following data for fiscal years 2008, 2007, and 2006 should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.

	Fiscal Year Ended June 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Income Data:
Revenues:
Net sales
Biomaterial sales	$47,539	$41,116	$36,699	$39,859	$36,144
Endovascular sales	6,222	3,786	1,179	511	217

Total Net sales	53,761	44,902	37,878	40,370	36,361
Research and development	—	—	—	253	688
Royalty income and other	26,030	24,592	22,519	20,753	21,166

Total revenues	79,791	69,494	60,397	61,376	58,215

Operating costs and expenses:
Cost of products sold	27,212	24,622	20,645	17,654	16,084
Research and development	17,201	20,265	18,990	15,131	16,411
Selling and marketing	14,747	12,525	9,408	5,510	4,238
General and administrative	12,828	8,300	7,851	6,285	4,465
Loss on sale of endovascular assets	1,212	—	—	—	—

Total operating costs and expenses	73,200	65,711	56,894	44,580	41,198

Income from operations	6,591	3,783	3,503	16,796	17,017

Other income (expense):
Net interest income	235	660	972	1,249	1,062
Other non-operating income (loss)	(220)	(23)	82	45	16

Total other income—net	15	637	1,054	1,294	1,078

Income before income tax expense	6,606	4,420	4,557	18,091	18,095
Income tax expense	(1,816)	(787)	(838)	(5,159)	(5,144)

Net income	$4,790	$3,633	$3,719	$12,931	$12,951

Basic earnings per common share	$0.40	$0.31	$0.32	$1.13	$1.14

Diluted earnings per common share	$0.38	$0.29	$0.30	$1.06	$1.06

Weighted average common shares outstanding	11,891	11,773	11,494	11,412	11,403

Diluted weighted average common shares outstanding	12,471	12,581	12,319	12,185	12,168

	June 30,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and short-term investments	$63,496	$34,331	$27,128	$44,889	$61,096
Inventory	9,271	7,392	7,198	5,658	3,482
Working capital	82,893	53,157	44,348	58,146	72,742
Total assets	162,429	140,525	130,191	115,674	101,237
Long-term obligations	47,859	7,813	8,000	—	—
Total stockholders’ equity	114,570	123,650	113,192	103,853	94,424

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We provide an extensive range of products into multiple medical markets, primarily in the cardiovascular markets, the orthopaedic markets of sports medicine, spine and extremities, and the endovascular markets. The products we place into these markets include a range of resorbable biomaterials products, primarily for the cardiology and orthopaedic markets, as well as a line of products for the endovascular markets, including devices with applications in the thrombectomy and chronic total occlusion markets. Our revenues consist of two components: net sales, which includes biomaterials and endovascular products, and royalty income.

Net Sales

Biomaterials Sales

The sale of Angio-Seal components to St. Jude Medical and sales of biomaterial orthopaedic products, including products with applications primarily in the sports medicine and spine markets, continue to be our primary source of revenue. The table below shows the five-year trend in our Angio-Seal component and orthopaedic product sales:

	Fiscal Year Ended					% change FY08 vs FY07
(in thousands)	6/30/04	6/30/05	6/30/06	6/30/07	6/30/08
Sales of
Angio-Seal Components	$12,788	$16,349	$14,825	$17,380	$15,488	(11%)
Orthopaedic Products	22,261	21,896	20,592	21,804	29,403	35%
Other Products	1,095	1,614	1,282	1,932	2,648	37%

Total Net Sales—Biomaterials	$36,144	$39,859	$36,699	$41,116	$47,539	16%

We manufacture two of the key resorbable components of the Angio-Seal for St. Jude Medical, 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchors, under a supply contract that expires in December 2010. Sales to St. Jude Medical, however, are highly dependent on ordering patterns and can vary significantly from quarter to quarter. This variation in their ordering patterns was apparent in fiscal 2008 as demonstrated by the decrease of sales of these components from fiscal 2007. In fiscal 2007, we had exceptionally strong sales due in part to anchor orders that exceeded the contractual minimums. We expect sales of Angio-Seal components to increase in fiscal 2009 as compared to fiscal 2008 sales due to increased St. Jude end user sales for the comparable period.

Our orthopaedic product sales increased 35% in fiscal 2008 from fiscal 2007. This was due to an increase in sales of our current product lines, in part due to an increase in our customer base and new product lines for our current customers. We expect sales of our orthopaedic products to increase in fiscal 2009 as compared to fiscal 2008 due to our devotion of resources and focus on new business development, new technologies, and innovation for our current customers.

Our net sales in the orthopaedic portion of our business are dependent on several factors, including the success of our current partners in the sports medicine and spine markets and the continued acceptance of biomaterials-based products in these two markets, as well as expanded future acceptance of such products and our ability to offer new products and technologies and attract new partners in these markets. Due to these dependencies, or other factors, sales to our orthopaedic customers can vary significantly from quarter to quarter.

Endovascular Sales

Over the last several years, Kensey Nash has devoted significant resources to bringing a family of proprietary endovascular products to market in the U.S. and Europe. These products are focused in the emerging markets of thrombectomy and chronic total occlusions (CTOs). Sales of Endovascular Products increased to 12% of Total Net Sales in fiscal 2008 compared to 8% of Total Net Sales in fiscal 2007. On May 30, 2008, we completed a sale of these product lines to Spectranetics. The transaction included a manufacturing agreement, under which we will continue to manufacture some of the endovascular products for Spectranetics for a minimum of three years. Therefore, we will continue to recognize endovascular product sales revenue as we ship product to Spectranetics for the length of the manufacturing agreement. These sales will, however, be at a reduced transfer price compared to the direct to market price reflected in our historical sales figures. See also “Sale of Endovascular Business” above for a discussion of changes to our endovascular product line platform and how it impacted our results of operations.

Royalty Income

Our Company also derives a significant portion of our revenue and profitability from royalty income from proprietary products that we have developed or co-developed.

Angio-Seal Royalty Income. We were the inventor and original developer of the Angio-Seal™ Vascular Closure Device (Angio-Seal), a device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical, Inc. has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal, pursuant to an agreement which provides us with a 6% royalty on all end-user product sales. We anticipate sales of the Angio-Seal device to continue a modest growth pattern, based on forecasted continued procedure growth, St. Jude Medical’s continued expansion in international markets, and its potential success marketing new generations of the product.

Vitoss® Foam, Vitoss®, and Bioactive Vitoss® Foam Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss Foam, the first of which was launched in March 2004. We receive a fixed royalty on Orthovita’s end-user sales of Vitoss Foam products, which are targeted for use in the orthopaedic market. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology, up to a total royalty to be received of $4.0 million, with approximately $560,000 received in fiscal 2008 and $1.9 million remaining to be received as of June 30, 2008. We believe the unique technology associated with the Vitoss Foam products and the growing orthopaedic market will result in the Orthovita component of our royalty income becoming more significant over the next fiscal year and beyond.

We have other royalty generating relationships, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Sale of Endovascular Business

As described under “Item 1. Business—Overview—Sale of Endovascular Business,” we completed the sale of our Endovascular business to Spectranetics Corporation on May 30, 2008, receiving $10 million in closing payments, an opportunity for up to an additional $14 million in various research and development and sales related milestone payments, as well as additional royalty payments based on future sales of the ThromCat® and SafeCross® products. The transaction also included a manufacturing and development and regulatory services agreement.

Discontinuance of Embolic Protection Platform

As described under “Item 1. Business—Overview—Discontinuance of Embolic Protection Platform,” and as announced on July 10, 2007, we made a strategic decision to cease all activities related to our embolic protection platform and recorded certain charges during fiscal 2007 and 2008 related to this discontinuance.

New Facility

In fiscal 2006, we successfully completed construction of and moved our operations to a new facility, which resulted in significant facility transition expenses, including the acceleration of depreciation of certain abandoned leasehold improvement assets at our previous locations and moving charges. The impact of acceleration of depreciation charges was $4.2 million during fiscal 2006. In addition, we incurred moving costs totaling $543,000 in fiscal 2006. The transition to the new facility was completed in fiscal 2006, and, accordingly, no additional facility transition charges were recorded in fiscal 2007 or fiscal 2008.

These facility transition charges represented a significant portion of our operating expenses in fiscal 2006 and therefore we have included the following table to show the facility transition charges included within each operating expense category of our income statement for the fiscal year ended June 30, 2006:

Facility Transition Fiscal Year Ended June 30, 2006
Cost of products sold	$2,512,043
Research and development	1,548,179
Sales and marketing	170,160
General and administrative	503,413

Total facility transition charges	$4,733,795

Stock-Based Compensation

The following table summarizes total stock-based compensation expense, as a result of our required adoption of SFAS 123(R) in fiscal year 2006, within each operating expense category of our income statements for the fiscal years presented:

	Stock-Based Compensation Fiscal Year Ended June 30,
	2008	2007	2006
Cost of products sold	$605,331	$263,151	$179,156
Research and development	1,666,238	1,050,984	852,888
Sales and marketing	458,363	148,482	112,676
General and administrative	2,593,223	1,432,847	1,214,128

Total stock-based compensation expense	$5,323,155	$2,895,464	$2,358,848

Acceleration of Stock Awards

As we publicly announced on September 26, 2007, there was a “Change in Control” as defined in our Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Kensey Nash Corporation Employee Incentive Compensation Plan, as amended through the relevant date, the “Employee Plan”) due to the purchase in the open market by an institutional investor of more than 20% of our shares of outstanding stock. As a result, all outstanding unvested stock options, stock appreciation rights and nonvested stock held by officers, employees, directors and others under this plan automatically became vested (and, in the case of options and stock appreciation rights, exercisable) in full. The accelerated vesting resulted in a non-cash charge of approximately $3.0 million, or $0.16 per share tax affected, primarily during the quarter ended September 30, 2007. The acceleration removed all future equity compensation expense related to the then outstanding stock options and nonvested shares under the plan as of the date of acceleration. However, all cash-settled stock appreciation rights, including the rights in which the vesting was accelerated, will continue to be marked to market on a quarterly basis, as required under Generally Accepted Accounting Principles and equity compensation expense will be incurred related to all new stock compensation awards granted after this event. See “—Liquidity and Capital Resources—Stock Appreciation Rights (SARs) Buyback Program” below.

The charge represented a significant portion of our operating expenses in fiscal 2008, and, therefore, we have broken it out in the table below to show the acceleration of stock-based compensation charges included within each operating expense category of our income statement for the fiscal year ended June 30, 2008.

The following table summarizes stock-based compensation expense under SFAS 123(R) in the financial statements for the fiscal year ended June 30, 2008 and 2007:

	Stock-Based Compensation Excluding Acceleration Charge	Acceleration of Stock-Based Compensation Charge	As Reported Stock-Based Compensation	As Reported Stock-Based Compensation
	Fiscal Year Ended June 30, 2008			Fiscal Year Ended June 30, 2007
Cost of products sold	$353,599	$251,732	$605,331	$263,151
Research and development	831,556	834,682	1,666,238	1,050,984
Sales and marketing	197,917	260,446	458,363	148,482
General and administrative	966,050	1,627,173	2,593,223	1,432,847

Total stock-based compensation expense	$2,349,122	$2,974,033	$5,323,155	$2,895,464

Stock-based compensation expense per share	$0.12	$0.16	$0.28	$0.13

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

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). We also follow the provisions of Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21), for collaborative arrangements containing multiple revenue elements that were entered into, or materially amended, after June 30, 2003.

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

Royalty Revenue. Royalty revenue is recognized as the related product is sold. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. See Note 1 (Revenue Recognition) to the Consolidated Financial Statements included herein.

Accounting for Stock-Based Compensation. We use various forms of equity compensation, including stock options, nonvested stock grants, and cash-settled stock appreciation rights, as a major part of our compensation programs to retain and provide incentives to our top management team members and other employees.

•

Fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model that uses weighted average assumptions. Expected volatilities are based on historical volatility of our Common Stock, and other factors. We use historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant.

•

Nonvested stock granted to non-employee members of our Board of Directors, executive officers and other management is accounted for using the fair value method under SFAS 123(R). Fair value for nonvested stock grants is based upon the closing price of our Common Stock on the date of the grant.

•

Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R), which classifies these awards as liabilities. Accordingly, we record these awards as a component of other non-current liabilities on the balance sheet. For liability awards, the fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. The expected term of cash-settled stock appreciation rights has been determined using the simplified method in accordance with Question 6 of SEC Staff Accounting Bulletin Topic 14.0.2, “Expected Term” (SAB 107), until such time that historical exercise behavior can be established. We believe that this calculation provides a reasonable estimate of the expected term. On December 12, 2007, SAB 110 was issued to extend the simplified method beyond 2007 for those companies which have concluded that their own historical exercise experience is not sufficient to provide a reasonable basis.

Revisions to any of our estimates or methodologies could cause a material impact to our financial statements.

Accounting for Investments in Debt and Equity Securities. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), we have classified our entire investment portfolio as available-for-sale marketable securities with secondary or resale markets and report the portfolio at fair value with unrealized gains and losses included in stockholders’ equity and realized gains and losses in other income. We currently have investment securities with fair values that are less than their amortized cost and therefore contain unrealized losses. We have evaluated these securities and have determined that the decline in value is not related to any company or industry specific event. We anticipate full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Revisions to our classification of these investments and/or a determination other than the anticipation of a full recovery of the amortized costs at maturity or sooner could result in our realizing gains and losses on these investments and, therefore, have a material impact on our financial statements. As of June 30, 2008, the Company was in compliance with all of its affirmative, restrictive and financial maintenance covenants.

Inventory Valuation. Our inventory is stated at the lower of cost or market. Adjustments to inventory are made at the individual part level for estimated excess, obsolescence or impaired balances, to reflect inventory at the lower of cost or market. Factors influencing these adjustments include changes in demand, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality concerns. Revisions to these adjustments would be required if any of these factors differ from our estimates.

Income Taxes. Our estimated effective tax rate includes the impact of certain estimated research and development tax credits and non-taxable interest income. Material changes in, or differences from, our estimates could impact our estimate of our effective tax rate.

RESULTS OF OPERATIONS

Comparison of Fiscal Years 2008 and 2007

Total Revenues. Total revenues increased 15% to $79.8 million in fiscal 2008, from $69.5 million in fiscal 2007.

Total Net Sales. Net sales of products increased 20% to $53.8 million for fiscal 2008 compared to net sales of $44.9 million for fiscal 2007. We had a 16% increase in our Biomaterials sales and a 64% increase in our Endovascular sales.

Biomaterials Sales. Biomaterials sales were $47.5 million in fiscal 2008, a 16% increase compared to $41.1 million in fiscal 2007. Biomaterials sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to an increase in orthopaedic sales of $7.6 million, or 35%, to $29.4 million in fiscal 2008 compared to $21.8 million in fiscal 2007. The orthopaedic sales growth was primarily the result of sales to Arthrex, Inc. of $14.0 million, which represented an increase of $3.0 million, or 27%, over the prior fiscal year. Additionally, sales to Orthovita increased $1.9 million, or 35%, to $7.3 million in fiscal 2008 compared to $5.4 million in fiscal 2007 due to strong end user sales of existing products and initial shipments for the new VITOSS® Bioactive Foam product line which was fully launched by Orthovita in the fourth quarter of fiscal 2008. The fiscal 2008 orthopaedic sales growth was also impacted by $2.0 million of new product sales resulting from our MacroPore Biosurgery assets acquisition, completed in May 2007. Other biomaterials sales increased $716,000, or 37%, to $2.6 million in fiscal 2008 compared to $1.9 million in fiscal 2007.

Offsetting these increases was a $1.9 million, or 11%, decrease in sales of Angio-Seal components to St. Jude Medical, which were $15.5 million in fiscal 2008 compared to $17.4 million in fiscal 2007. Collagen plug component sales were $13.6 million, a decrease of 5%, and sales of the anchor component were $1.9 million, a decrease of 39% (as we were asked to supplement St. Jude Medical’s production at rates greater than 30% in fiscal 2007 and did not see that same volume of anchor sales in fiscal 2008).

Endovascular Sales. Endovascular sales were $6.2 million in fiscal 2008, a 64% increase compared to sales of $3.8 million in fiscal 2007. Sales in the U.S. increased 39% to $3.9 million from $2.8 million due to the continuation of the launch of the SafeCross device and the continued market acceptance of the ThromCat System and the QuickCat Catheter during fiscal year 2008. U.S. sales included sales to Spectranetics, Inc. late in our fiscal 2008 fourth quarter. International endovascular sales increased 135% year over year to $2.3 million from $993,000 due to increased market acceptance of the ThromCat and QuickCat devices during fiscal 2008. We gave $466,000 of U.S. and international sales credits to customers during fiscal 2007 related to the recall and discontinuance of our embolic protection product line.

Royalty Income. Royalty income increased 6% to $26.0 million in fiscal 2008 from $24.6 million in fiscal 2007.

St. Jude Medical Angio-Seal royalty income increased 3% to $21.4 million in fiscal 2008 compared to $20.8 million in fiscal 2007 based on St. Jude Medical revenue of approximately $360 million during fiscal 2008 compared to $350 million in fiscal 2007.

Orthovita royalty income increased 19% in fiscal 2008 over fiscal 2007. Total royalty income from Orthovita was approximately $4.4 million for fiscal 2008 compared to $3.7 million in fiscal 2007. End-user sales of our co-developed Vitoss® Foam products increased 23% in fiscal 2008 compared to fiscal 2007.

Cost of Products Sold.

As Reported	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07	% Change Prior Period to Current Period
Cost of products sold	$27,211,681	$24,621,727	11%
Gross Margin	49%	45%

Cost of products sold was $27.2 million for fiscal 2008, a $2.6 million increase from $24.6 million for fiscal 2007. Gross margin on net sales in fiscal 2008 was 49% compared to gross margin on net sales of 45% in fiscal 2007. Costs of products sold for fiscal 2008 included $2.0 million in charges related to the sale of our endovascular division, a charge of $252,000 for the acceleration of stock awards and $155,000 in charges related to the discontinuance of the embolic protection platform. Had these charges not been incurred, gross margin on net sales would have been 54% instead of 49% for fiscal 2008. Costs of products sold for fiscal 2007 included $3.4 million in charges related to the discontinuance of the embolic protection platform. Had these charges not been incurred, gross margin on net sales would have been 53% instead of 45% for fiscal 2007.

Special charges included within Cost of Products Sold	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07
Sale of Endovascular Business	$2,012,734	—
Acceleration of Stock Options	251,732	—
Discontinuance of embolic protection platform	154,726	3,391,326

Total Special Charges	$2,419,192	$3,391,326

As Adjusted *	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07	% Change Prior Period to Current Period
Cost of products sold	$24,792,489	$21,230,401	17%
Gross Margin	54%	53%

*	See “Supplemental Non-GAAP Financial Measures and Reconciliations” below

Excluding the special charges described above, the change in cost of products sold was an increase of $3.6 million, or 17%, in fiscal 2008 compared to fiscal 2007 primarily related to the increase in sales. The gross margin in fiscal 2008 was affected by start-up costs associated with the Safe-Cross product line as we initiated and continued to refine the manufacturing process on this new product line. As we look ahead to fiscal 2009, we believe that higher volumes, process improvements and process automation will lead to further improvement in the costs for our products, but that these improvements will be offset by lower margins on our endovascular products due to our reduced pricing structure with Spectranetics (see “Item 7. Overview—Endovascular Sales” above).

Research and Development Expense.

As Reported	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07	% Change Prior Period to Current Period
Research & Development	$17,200,762	$20,265,046	(15%)
% of Revenue	22%	29%

Research and development expense was $17.2 million for fiscal 2008, compared to $20.3 million for fiscal 2007. Research and development expense for fiscal 2008 included $10,000 in charges related to the sale of our endovascular division, a charge of $835,000 for the acceleration of stock-based awards and $93,000 in charges related to the discontinuance of the embolic protection platform while fiscal 2007 included $729,000 in charges related to the discontinuance of the embolic protection platform.

Special charges included within Research & Development	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07
Sale of Endovascular Business	$10,250	—
Acceleration of Stock Options	834,682	—
Discontinuance of embolic protection platform	92,630	728,701

Total Special Charges	$937,562	$728,701

As Adjusted *	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07	% Change Prior Period to Current Period
Research & Development	$16,263,200	$19,536,345	(17%)
% of Revenue	20%	28%

*	See “Supplemental Non-GAAP Financial Measures and Reconciliations” below

Excluding the special charges described above, the change in research and development expense was a decrease of $3.3 million in fiscal 2008 compared to fiscal 2007. During fiscal 2008, endovascular research and development expense decreased by $4.4 million, offset, in part by an increase in biomaterials research and development expense of $1.2 million over the comparable prior period. The decrease in endovascular research and development expense was primarily due to a decrease in personnel costs, clinical trial expenses, and development services and supplies related to the embolic protection platform, which was discontinued in July 2007. Partially offsetting these decreases in research and development expenses related to the discontinuance of the embolic protection platform were additional costs related to the development of our thrombectomy and CTO platforms. The increase in biomaterials research and development expenses was due to an increase in personnel expenses as well as an increase in design and development expenses for our annulus repair, cartilage and resorbable interbody fusion projects.

Including the special charges, research and development expenses were 22% and 29% of total revenues for the fiscal year ended 2008 and 2007, respectively. We believe research and development expenditures in total will increase to approximately $21 million in fiscal 2009 as we increase our biomaterials development efforts, primarily related to our cartilage repair program. We are expecting to commence a 300 to 400 person clinical trial on our cartilage product in the second half of fiscal 2009. In addition, we plan to focus on research and development activities surrounding our extracellular matrix technology (ECM), as well as other development projects utilizing our proprietary biomaterial technologies. Our endovascular product research and development is also expected to increase in fiscal year 2009 compared to fiscal year 2008 related to new generations of both the ThromCat and SafeCross devices per our development contract with Spectranetics.

Sales and Marketing Expense.

As Reported	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07	% Change Prior Period to Current Period
Sales & Marketing	$14,747,334	$12,524,501	18%
% of Revenue	18%	18%

Sales and marketing expense was $14.7 million for fiscal 2008, compared to $12.5 million for fiscal 2007. Sales and marketing expense in fiscal 2008 included $2.4 million in charges related to the sale of our endovascular division, a charge of $260,000 for the acceleration of stock-based awards and $71,000 in charges related to the discontinuance of the embolic protection platform while fiscal 2007 included $87,000 in charges related to the discontinuance of the embolic protection platform.

Special charges included within Sales & Marketing	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07
Sale of Endovascular Business	$2,382,915	—
Acceleration of Stock Options	260,446	—
Discontinuance of embolic protection platform	71,474	86,777

Total Special Charges	$2,714,835	$86,777

As Adjusted *	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07	% Change Prior Period to Current Period
Sales & Marketing	$12,032,499	$12,437,724	3%
% of Revenue	15%	18%

*	See “Supplemental Non-GAAP Financial Measures and Reconciliations” below

Excluding the special charges described above, the change in sales and marketing expense was a decrease of $405,000 in fiscal 2008 compared to fiscal 2007. This decrease was due to a $1.1 million decrease in our U.S. sales and marketing expenses, offset in part by a $682,000 increase in our European sales and marketing expenses. With the sale of our Endovascular business, we will no longer have a direct sales force in the U.S. or Europe. Based on the timing of the sale of our Endovascular business, we had 11 months of a direct sales force in fiscal 2008 compared to 12 months in fiscal 2007. Despite the fact that we were growing our sales force at the start of fiscal 2008, the change in management’s direction as we sought strategic alternatives for the endovascular business drastically reduced other marketing initiatives and our ability to continue to recruit and to retain sales people during fiscal 2008 offsetting the increase in expenses at the beginning of fiscal 2008.

In the U.S., personnel and travel expenses for the sales and marketing departments decreased $445,000 in fiscal 2008 compared to fiscal 2007. In addition, we had a $665,000 decrease in marketing expenses related to conventions, advertising expense and product launches. The increase in European sales and marketing expenses was primarily caused by a $445,000 increase in personnel and travel expenses, a $129,000 increase in office costs and other professional fees and a $95,000 increase in marketing and convention expenses, part of which relates to an increase in the average exchange rate in fiscal 2008 as compared to fiscal 2007. The average Euro to Dollar exchange rate in fiscal 2008 was 1.47 versus an average exchange rate in fiscal 2007 of 1.31, an increase of approximately 12%.

General and Administrative Expense.

As Reported	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07	% Change Prior Period to Current Period
General & Administrative	$12,827,771	$8,299,525	55%
% of Revenue	16%	12%

General and administrative expenses include the costs of our finance, information technologies, human resource and business development departments. General and administrative expense was $12.8 million for fiscal 2008, compared to $8.3 million for fiscal 2007. General and administrative expense for fiscal 2008 included $2.5 million in charges related to the sale of our endovascular division, a charge of $1.6 million for the acceleration of stock-based awards and $5,000 in charges related to the discontinuance of the embolic protection platform, while fiscal 2007 included $120,000 in charges related to the discontinuance of the embolic protection platform.

Special charges included within General & Administrative	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07
Sale of Endovascular Business	$2,482,929	—
Acceleration of Stock Options	1,627,173	—
Discontinuance of embolic protection platform	4,898	120,034

Total Special Charges	$4,115,000	$120,034

As Adjusted *	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07	% Change Prior Period to Current Period
General & Administrative	$8,712,771	$8,179,491	7%
% of Revenue	11%	12%

*	See “Supplemental Non-GAAP Financial Measures and Reconciliations” below

Excluding the special charges described above, the change in general and administrative expense was an increase of $533,000 in fiscal 2008 compared to fiscal 2007. The increase was primarily a result of an increase in personnel costs of $222,000, including stock-based compensation expense, and an increase of $303,000 in amortization expense related to the amortization of the intangible asset acquired from MacroPore Biosurgery, Inc. late in our fourth quarter of fiscal 2007.

Interest Income & Interest Expense. Interest income increased by 63% to $1.8 million for fiscal 2008 from $1.1 million for fiscal 2007. This increase was due primarily to a 60% increase in our average cash and investment balance during the fiscal year ended June 30, 2008 over the comparable prior year period as well as the effect of higher interest rates.

Interest expense during fiscal 2008 was $1.5 million compared to $427,000 during the prior year. In November 2007, we borrowed the remaining $27 million available under the Mortgage (See Note 13 (Debt) to the Consolidated Financial Statements included in this From 10-K), increasing our outstanding balance to $35 million compared to $8 million in the prior year period and thereby increasing the interest paid on the Mortgage for the nine month period. The Mortgage is hedged by a fixed interest rate Swap of 6.44%. The Mortgage balance was $34.2 million as of June 30, 2008.

Other Income/Loss. Other non-operating loss was $220,000 in fiscal 2008, a decrease from non-operating loss of $23,000 in fiscal 2007. This non-operating loss in fiscal 2008 represents the loss from the sale of our mutual fund investment, offset by gains from the sale of selected municipal obligations. Non-operating income/loss also includes items such as gain/loss on exchange and gain/loss on disposal of fixed assets. Other non-operating income for fiscal 2007 related primarily to loss on disposal of fixed assets offset by revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 20 (Opportunity Grant) to the Consolidated Financial Statements included in this Form 10-K).

Income Tax Expense. Our tax expense in fiscal 2008 was $1.8 million, resulting in an effective tax rate of 27%, while our fiscal 2007 effective tax rate was only 18%. Our effective tax rate was impacted by an income tax benefit in both fiscal years 2007 and 2008. In fiscal 2007, we recorded a retroactive adjustment to our tax provision as a result of Congressional approval of an extension of the Research & Experimentation (R&E) tax credit, which reduced our effective tax rate. (See Note 21 (Income Taxes))

Comparison of Fiscal Years 2007 and 2006

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

Endovascular Sales. Endovascular sales were $3.8 million in fiscal 2007, a 221% increase compared to sales of $1.2 million in fiscal 2006. Sales in the U.S. increased 212% to $2.8 million from $895,000 due to the introduction of the ThromCat System and the continuation of the launch of the QuickCat Catheter during fiscal year 2007. International endovascular sales increased 249% year over year to $993,000 from $284,000 due to the introduction of the ThromCat and QuickCat devices during fiscal 2007. Prior year international endovascular sales consisted entirely of the embolic protection product line, which has since been discontinued. We gave $466,000 of U.S. and international sales credits given to customers during fiscal 2007 related to the recall and discontinuance of the embolic protection product line. These credits negatively impacted our reported sales growth for the fiscal year ended June 30, 2007.

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

Excluding the special charges described above in the Comparison of Fiscal Years 2008 and 2007, the change in cost of products sold was an increase of $3.1 million in fiscal 2007 compared to fiscal 2006. This increase was primarily due to the increase in units sold, but was also affected by production scrap and shop order variances on the embolic protection devices where attempts were made to rectify the issues relating to a recall conducted during the third and fourth quarters of the fiscal year. These costs were incurred after the announcement of the recall of our Embolic Protection devices, but prior to the decision for discontinuance.

Research and Development Expense. Research and development expense was $20.3 million for fiscal 2007, compared to $19.0 million for fiscal 2006. Research and development expense for fiscal 2007 included $729,000 in charges related to the discontinuance of the embolic protection platform while fiscal 2006 included $1.5 million of facility transition charges.

Excluding the special charges described above in the Comparison of Fiscal Years 2008 and 2007, the change in research and development expense was an increase of $2.1 million in fiscal 2007 compared to fiscal 2006. The increase in research and development expense primarily related to an increase in personnel expense of $1.1 million, an increase in clinical trial expense of $648,000, and an increase in patent and regulatory fees of $272,000. In personnel expenses, equity compensation increased $196,000, while increases in salaries and benefits increased $634,000. The increase in clinical trial expenses was due to the extent as well as the timing of the trials which took place in each period. In fiscal 2006, we had been enrolling in the ASPIRE Study which led to FDA clearance of the TriActiv FX System. In fiscal 2007, we commenced and completed a European study for the ThromCat device in the native coronary anatomy and initiated enrollment in our U.S. and European PROGUARD Trial (Carotid Pivotal Trial for the TriActiv ProGuard device) in the carotid anatomy. Due to the discontinuation of the embolic protection platform, the PROGUARD Trial has since been cancelled.

Research and development expenses were 29% and 31% of total revenues for the fiscal year ended 2007 and 2006, respectively. Research and development expenditures in total and as a percentage of revenue decreased in fiscal 2008 compared to fiscal 2007. This decrease was a direct result of the discontinuance of the embolic protection line, as well as our having no clinical trials relating to our endovascular or biomaterials product lines in fiscal 2008.

Sales and Marketing Expense. Sales and marketing expense was $12.5 million for fiscal 2007, compared to $9.4 million for fiscal 2006. Sales and marketing expense for fiscal 2007 included $87,000 in charges related to the discontinuance of the embolic protection platform while fiscal 2006 included $170,000 of facility transition charges.

Excluding the special charges described above in the Comparison of Fiscal Years 2008 and 2007, the change in sales and marketing expense was an increase of $3.2 million in fiscal 2007 compared to fiscal 2006. This increase was due to a $2.4 million increase in our U.S. sales and marketing expenses and a $724,000 increase in our European sales and marketing expenses. In the U.S., personnel and travel expenses for the sales and marketing departments increased $1.8 million in fiscal 2007 compared to fiscal 2006. The increase was related to the building of our endovascular direct sales force. There was an average 38 sales and marketing employees in the U.S. in fiscal 2007 compared to an average of 30 sales and marketing employees in fiscal 2006. In addition, there was an increase of $549,000 in marketing expenses related to conventions, advertising expense and product launches. The increase in European sales and marketing expenses was primarily caused by a $378,000 increase in personnel and travel expenses, a $158,000 increase in office costs and other professional fees and a $146,000 increase in marketing and convention expenses, part of which relates to an increase in the average exchange rate in fiscal 2007 as compared to fiscal 2006. The average Euro to Dollar exchange rate in fiscal 2007 was 1.31 versus an average exchange rate in fiscal 2006 of 1.22, an increase of approximately 7%).

General and Administrative Expense. General and administrative expenses include the costs of our finance, information technologies, human resource and business development departments. General and administrative expense was $8.3 million for fiscal 2007, compared to $7.9 million for fiscal 2006. General and administrative expense for fiscal 2007, included $120,000 in charges related to the discontinuance of the embolic protection platform while fiscal 2006 included $503,000 of facility transition charges.

Excluding the special charges described above in the Comparison of Fiscal Years 2008 and 2007, the change in general and administrative expense was an increase of $832,000 in fiscal 2007 compared to fiscal 2006. The increase was primarily a result of an increase in personnel costs of $595,000, including stock-based compensation expense, and a $239,000 write-off of previously deferred costs related to a prospective acquisition no longer being pursued.

Net Interest Income. Interest income increased by 4% to $1.1 million for fiscal 2007 from $1.0 million for fiscal 2006. Although there was a 3% decrease in our average cash and investment balance during fiscal 2007 over fiscal 2006, the decrease was more then offset by higher interest rates. The decrease in cash balances was due primarily to the funding of the construction of our new facility throughout fiscal 2006 with final payments in the beginning of fiscal 2007 as well as our $3.3 million acquisition of the intellectual property and certain assets of MacroPore Biosurgery spinal and the orthopaedic business unit of Cytori Therapeutics, Inc. (See Note 10 (Acquisition of Certain Assets of MacroPore) to the Consolidated Financial Statements included herein). Interest expense during fiscal 2007 was $427,000 compared to $71,000 in the prior year. We have borrowed cash under a variable rate Secured Commercial Mortgage Agreement, hedged under a SWAP with a fixed interest rate of 6.44%. The balance under the agreement was $8.0 million as of June 30, 2007.

Other Income/Loss. Other non-operating loss was $23,000 in fiscal 2007 compared to other non-operating income of $82,000 in fiscal 2006. Other non-operating expense for fiscal 2007 primarily related to loss on disposal of fixed assets offset by revenue recognized from a $500,000 opportunity grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 20 (Opportunity Grant)). In fiscal 2006, other income was primarily related to revenue recognized from the opportunity grant offset by a loss on foreign currency exchange and a loss on disposal of fixed assets.

Income Tax Expense. Our tax expense in fiscal 2007 was $787,000, resulting in an effective tax rate of 18%, consistent with fiscal year 2006’s effective tax rate of 18%. Our effective tax rate was impacted by an income tax benefit in both fiscal years 2006 and 2007. (See Note 21 (Income Taxes))

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $63.5 million as of June 30, 2008, an increase of $29.2 million from our balance of $34.3 million at June 30, 2007, the end of our prior fiscal year. In addition, our working capital was $82.9 million as of June 30, 2008, an increase of $29.7 million from our working capital of $53.2 million at June 30, 2007. The increase in working capital is primarily a result of a $27.0 million draw on the mortgage (See Note 13 (Debt)) and the sale of our Endovascular business, which provided cash of $10.0 million (See Note 25 (Sale of Endovascular Business)) in fiscal 2008.

Operating Activities

Net cash provided by our operating activities was $15.8 million in the fiscal year ended June 30, 2008. For the fiscal year ended June 30, 2008, we had net income of $4.8 million, a net effect of non-cash employee stock-based compensation and related tax events of $6.0 million, and non-cash depreciation and amortization of $7.3 million. Non-cash employee stock-based compensation of $5.3 million includes $3.0 million related to the acceleration of stock awards, as discussed above. Additionally, we undertook a SAR buyback program that resulted in a $1.1 million use of cash (see below).

Cash used as a result of changes in asset and liability balances was $2.5 million. The decrease in cash related to the change in assets and liabilities was primarily due to an increase in accounts receivable of $2.2 million, an increase in inventory of $2.1 million and $1.8 million in deferred tax transactions, offset by an increase $2.7 in accounts payable and accrued expenses.

Investing Activities

Cash provided by investing activities was $17.9 million for fiscal year ended June 30, 2008. This was the result of net purchase and redemption activity within our investment portfolio and capital spending related to ongoing expansion of our manufacturing capabilities.

During the period, investments of $37.6 million matured or were called. We subsequently purchased new investments with $25.4 million of these proceeds, resulting in net proceeds of cash from investing transactions of $12.2 million. Additionally, we received $10.0 million in proceeds from the sale of our Endovascular business.

We also invested $4.1 million in capital expenditures during the fiscal year ended June 30, 2008 to further expand our research and manufacturing capabilities through facility enhancements and equipment and machinery purchases.

Financing Activities

Cash provided by financing activities was $7.9 million for the fiscal year ended June 30, 2008. This amount was primarily the result of a draw of $27.0 million, the remaining funds available under the $35.0 million Mortgage, during fiscal 2008. Additionally, the net effect of the exercise of stock-based awards provided cash of $6.2 million in fiscal 2008. Partially offsetting these increases was a decrease in cash of $24.5 million for stock repurchases and $817,000 in repayments of long-term debt.

Stock Repurchase Program

On September 25, 2007, we announced that our board of directors had approved a stock repurchase program to provide us with more flexibility to purchase our own shares of Common Stock. This program replaced our then existing stock repurchase program and allowed us to repurchase up to a total of $25.0 million of our issued and outstanding shares of Common Stock. On June 23, 2008 we announced that our board of directors has expanded its existing $25.0 million stock repurchase program in order to provide us with more flexibility to buy our own shares. The new program allows us to repurchase up to an additional $10.0 million of our issued and outstanding shares of Common Stock and has no expiration. We plan to finance any repurchases using available cash, liquid investments and cash from operations. During fiscal 2008, we repurchased and retired 867,839 shares of Common Stock for a total cost of $24.4 million, or an average market price per share of $28.15, using available cash.

Stock Appreciation Rights (SARs) Buyback Program

We granted cash-settled SAR awards to eligible employees during the quarter ended September 30, 2006. Each award, when granted, provided the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of our Common Stock over the award’s exercise price. The exercise price of each SAR is equal to the closing market price of our Common Stock on the date of grant. The SARs were exercisable over a maximum term of five years from the date of grant and vested over a period of three years from the grant date. The first one-third of these grants was scheduled to vest during our quarter ended September 30, 2007. During the quarter ended September 30, 2007, the vesting of all equity compensation awards automatically accelerated due to the “Change in Control” as defined under the Employee Plan. See Note 16 (Stock-Based Compensation) to the Consolidated Financial Statements included in this 10-K for additional information concerning the accelerated vesting of all equity awards. Therefore, all granted cash-settled SAR awards are available for exercise and are subject to quarterly mark-to-market adjustments.

On November 14, 2007, in an effort to reduce our exposure to this liability we offered to buy back the SARs from all current eligible employees, excluding our executive officers, at the fair market value (Buyout Price) based on the closing price of our Common Stock on December 14, 2007, the settlement date. This offer resulted in our purchase of 173,940 SARs at a Buyout Price of $6.47 per SAR for a total of $1.1 million (net of our portion of payroll taxes) paid to the participating eligible employees. The remaining SARs will continue to be remeasured at each reporting period until all awards are settled. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the term of these grants.

General

We plan to continue to increase our research and development activities for our biomaterial products and increase our research and development activities for our endovascular products based on our development contract with Spectranetics. Since we have sold our Endovascular product lines to Spectranetics, the portion of our operating expense specifically related to sales and marketing efforts will be virtually eliminated in fiscal 2009.

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

Contractual Obligations

Presented below is a summary of our contractual obligations as of June 30, 2008:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations (1):
Secured Commercial Mortgage	$61,546,455	$3,590,304	$6,917,119	$6,535,170	$44,503,862
Purchase Obligations:
Contractual Commitments for Capital Expenditures (2)(3)	1,153,152	1,153,152	—	—	—
FIN 48 Tax Obligations (4)	81,049	81,049	—	—	—

Total Contractual Obligations	$62,780,656	$4,824,505	$6,917,119	$6,535,170	$44,503,862

These obligations are related to the Mortgage and agreements to purchase goods or services that are enforceable and legally binding.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage of $34.2 million as of June 30, 2008. In accordance with Generally Accepted Accounting Principles in the United States (GAAP), the interest obligations are not recorded on our Consolidated Balance Sheet. See Note 13 (Debt) to the Consolidated Financial Statements included in this Form 10-K.

(2)	These obligations consist of open purchase orders for capital items primarily for the continued expansion of our research and development and manufacturing capabilities.

(3)	In accordance with Generally Accepted Accounting Principles in the United States (GAAP), these obligations are not recorded on our Consolidated Balance Sheet.

(4)	Liabilities for uncertain tax positions in the aggregate amount of $145,081 have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of the liabilities.

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

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS

Kensey Nash Corporation

Non-GAAP Financial Measures and Reconciliations

Adjusted Income Reconciliation

		Non-GAAP Adjustments
	As Reported Year Ended June 30, 2008	Embolic Protection Discontinuance (a)	One-Time Equity Acceleration (a)	Sale of Endovascular Business (a)	As Adjusted Year Ended June 30, 2008
		2008	2008	2008
Revenues:
Net sales
Biomaterials	$47,538,923	$—	$—	$—	$47,538,923
Endovascular	6,221,942	—	—	—	6,221,942

Total net sales	53,760,865	—	—	—	53,760,865
Research and development	—	—	—	—	—
Royalty income	26,030,032	—	—	—	26,030,032

Total revenues	79,790,897	—	—	—	79,790,897

Operating costs and expenses:
Cost of products sold	27,211,681	(154,726)	(251,732)	(2,012,734)	24,792,489
Research and development	17,200,762	(92,630)	(834,682)	(10,250)	16,263,200
Sales and marketing	14,747,334	(71,474)	(260,446)	(2,382,915)	12,032,499
General and administrative	12,827,771	(4,898)	(1,627,173)	(2,482,929)	8,712,771
Loss on sale of endovascular assets	1,212,478	—	—	(1,212,478)	—

Total operating costs and expenses	73,200,026	(323,728)	(2,974,033)	(8,101,306)	61,800,959

Income from operations	6,590,871	323,728	2,974,033	8,101,306	17,989,938
Interest and other income, net	15,088	—	—	—	15,088

Pre-tax income	6,605,959	323,728	2,974,033	8,101,306	18,005,026
Income tax expense	1,816,180	108,603	997,714	2,717,786	5,640,283

Net income (a)	$4,789,779	$215,125	$1,976,319	$5,383,520	$12,364,743

Gross margin on sales	49%	1%	2%	8%	54%
R&D as a % of revenue	22%	(1%)	(1%)	(0%)	20%
S&M as a % of revenue	18%	(0%)	(0%)	(3%)	15%
G&A as a % of revenue	16%	(0%)	(2%)	(3%)	11%

	As Reported Year Ended June 30, 2007	Non-GAAP Adjustments Embolic Protection Discontinuance (b)	As Adjusted Year Ended June 30, 2007
		2007
Revenues:
Net sales
Biomaterials	$41,116,112	$—	$41,116,112
Endovascular	3,786,257	356,261	4,142,518

Total net sales	44,902,369	356,261	45,258,630
Research and development	—	—	—
Royalty income	24,592,076	—	24,592,076

Total revenues	69,494,445	356,261	69,850,706

Operating costs and expenses:
Cost of products sold	24,621,727	(3,391,326)	21,230,401
Research and development	20,265,046	(728,701)	19,536,345
Sales and marketing	12,524,501	(86,777)	12,437,724
General and administrative	8,299,525	(120,034)	8,179,491

Total operating costs and expenses	65,710,799	(4,326,838)	61,383,961

Income from operations	3,783,646	4,683,099	8,466,745
Interest and other income, net	636,921	—	636,921

Pre-tax income	4,420,567	4,683,099	9,103,666
Income tax expense	787,416	1,592,254	2,379,670

Net income (b)	$3,633,151	$3,090,845	$6,723,996

Gross margin on sales	45%	14%	53%
R&D as a % of revenue	29%	(1%)	28%
S&M as a % of revenue	18%	(0%)	18%
G&A as a % of revenue	12%	(0%)	12%

Note: To supplement our Management Discussion and Analysis presented in accordance with GAAP, Kensey Nash Corporation uses non-GAAP measures of operating expense line items, which are adjusted from our GAAP results to exclude certain expenses. These non-GAAP adjustments are provided to enhance the user's overall understanding of our historical and current financial performance and our prospects for the future. We believe the non-GAAP results provide useful information to both management and investors by excluding certain expenses that we believe are not indicative of our core operating results.

We have adjusted our GAAP results for the discontinuance of our embolic protection platform, accelerated vesting of stock awards and the sale of our endovascular business to Spectranetics. We excluded the impact of write-offs of inventory, certain dedicated embolic protection equipment, and other assets related to our decision in June 2007 to discontinue the embolic protection product line. Additional charges related to severance and clinical trial closeout costs were recorded during the fiscal year ended 2008, as set forth in the reconciliation. We excluded the impact of the acceleration of vesting of the stock awards from the fiscal year ended 2008 results due to the “Change in Control” as defined in our equity compensation plan on August 30, 2007 when Ramius Capital Group, L.L.C. and its affiliates acquired more than 20 percent of the Company’s outstanding common stock. We excluded the impact of severance and other termination benefits and fees, asset impairment charges, goodwill write-off and inventory upgrade liability from the fiscal year ended 2008 results related to the sale of our endovascular business to Spectranetics on May 30, 2008.

These non-GAAP measures will provide investors and management with an alternative method for assessing Kensey Nash’s operating results in a manner consistent with future presentation. Further, these non-GAAP results are one of the primary indicators management uses for planning and forecasting in future periods. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

(a)	Net income for fiscal 2008 includes $3.0 million in net charges ($2.0 million in after-tax charges, or $0.16 per share tax -effected), for the acceleration of stock awards, approximately $324,000 in charges ($215,000 in after-tax charges, or $0.02 per share tax-effected), related to the discontinuation of the Company’s embolic protection platform, both of which were incurred during the first quarter of fiscal 2008, and $8.1 million in net charges ($5.4 million, or $0.44 per share tax-effected), related to the sale of the Company’s endovascular business during the fourth quarter of fiscal year 2008. Diluted earnings per share for the fourth quarter of fiscal year 2007 included $4.7 million in charges ($3.1 million in after-tax charges, or $0.25 per share tax effected), related to the discontinuance of the Company’s embolic protection platform.

(b)	Net income for fiscal 2007 included $4.7 million in charges ($3.1 million in after-tax charges, or $0.25 per share tax effected), related to the discontinuance of the Company’s embolic protection platform.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments.

Investment Portfolio

Our investment portfolio consists of high quality municipal securities. The majority of these investments have maturities ranging from less than one year to approximately four and a half years. At June 30, 2008 we also had one remaining municipal variable-rate demand obligation with a maturity of 24 years. This municipal variable-rate demand obligation was putable weekly and callable on a monthly basis. On August 15, 2008, this variable-rate demand obligation was called at par value. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit-committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of June 30, 2008, our total investment portfolio consisted of approximately $14.8 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding our investments is located in Note 2 to our Consolidated Financial Statements included herein.

Debt

On May 25, 2006, we entered into a $35.0 million aggregate ten-year fixed interest rate swap agreement (the Swap), with Citibank, N.A., to manage the market risk from changes in interest rates under the Mortgage. As of June 30, 2008 we have taken the full $35.0 million advance under the Mortgage (See Note 13 to our Consolidated Financial Statements). Our objective and strategy for undertaking the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding the Swap is located in Note 1—under Derivative Instruments and Hedging Activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements, and the related Notes thereto, of Kensey Nash Corporation, and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kensey Nash Corporation:

Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kensey Nash Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

September 15, 2008

KENSEY NASH CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (See Note 1)	$48,706,232	$7,087,969
Investments (See Note 2)	14,789,909	27,243,485
Trade receivables, net of allowance for doubtful accounts of $14,713 and $8,219 at June 30, 2008 and 2007, respectively	6,617,156	6,220,727
Royalties receivable	7,010,404	6,080,841
Other receivables (including approximately $1,379,000 and $11,000 at June 30, 2008 and 2007, respectively, due from employees)	2,020,295	718,528
Inventory (See Note 3)	9,270,864	7,392,116
Deferred tax asset, current portion (See Note 21)	4,277,864	3,151,350
Prepaid expenses and other	1,859,958	1,977,592

Total current assets	94,552,682	59,872,608

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land (See Note 4)	4,883,591	4,883,591
Building (See Note 4)	45,869,376	44,736,219
Machinery, furniture and equipment	28,494,805	28,618,268
Construction in progress—new facility	135,619	984,211
Construction in progress	362,664	967,791

Total property, plant and equipment	79,746,055	80,190,080
Accumulated depreciation	(20,147,747)	(16,368,768)

Net property, plant and equipment	59,598,308	63,821,312

OTHER ASSETS:
Acquired patents and other intangibles, net of accumulated amortization of $4,788,389 and $4,087,962 at June 30, 2008 and 2007, respectively (See Notes 7-9)	3,807,977	6,043,404
Goodwill (See Note 10)	4,366,273	10,671,626
Other non-current assets	103,324	116,514

Total other assets	8,277,574	16,831,544

TOTAL	$162,428,564	$140,525,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,049,318	$3,709,864
Accrued expenses (See Note 11)	6,922,904	2,468,162
Other current liabilities	686,267	—
Current portion of debt (See Note 13)	1,399,997	186,667
Deferred revenue	601,131	350,739

Total current liabilities	11,659,617	6,715,432

OTHER LIABILITIES:
Long-term debt (See Note 13)	32,783,333	7,813,333
Deferred revenue, non-current	304,939	611,196
Deferred tax liability, non-current (See Note 21)	420,598	995,395
Other non-current liabilities	2,690,421	740,321

Total liabilities	47,858,908	16,875,677

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at June 30, 2008 and 2007 (See Note 14)	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,640,221 and 11,930,796 shares issued and outstanding at June 30, 2008 and 2007, respectively	11,640	11,931
Capital in excess of par value	75,242,265	87,435,283
Retained earnings	41,018,596	36,433,432
Accumulated other comprehensive loss	(1,702,845)	(230,859)

Total stockholders’ equity	114,569,656	123,649,787

TOTAL	$162,428,564	$140,525,464

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2008	2007	2006
REVENUES:
Net sales
Biomaterial sales	$47,538,923	$41,116,112	$36,698,841
Endovascular sales	6,221,942	3,786,257	1,179,213

Total net sales	53,760,865	44,902,369	37,878,054
Royalty income	26,030,032	24,592,076	22,518,697

Total revenues	79,790,897	69,494,445	60,396,751

OPERATING COSTS AND EXPENSES:
Cost of products sold	27,211,681	24,621,727	20,645,091
Research and development	17,200,762	20,265,046	18,990,302
Sales and marketing	14,747,334	12,524,501	9,408,031
General and administrative	12,827,771	8,299,525	7,851,129
Loss on sale of endovascular assets	1,212,478	—	—

Total operating costs and expenses	73,200,026	65,710,799	56,894,553

INCOME FROM OPERATIONS	6,590,871	3,783,646	3,502,198

OTHER INCOME (EXPENSE):
Interest income	1,775,044	1,087,023	1,042,981
Interest expense	(1,539,624)	(427,121)	(71,496)
Other (loss) income	(220,332)	(22,981)	82,451

Total other income—net	15,088	636,921	1,053,936

INCOME BEFORE INCOME TAX	6,605,959	4,420,567	4,556,134
Income tax expense	(1,816,180)	(787,416)	(838,457)

NET INCOME	$4,789,779	$3,633,151	$3,717,677

BASIC EARNINGS PER SHARE	$0.40	$0.31	$0.32

DILUTED EARNINGS PER SHARE	$0.38	$0.29	$0.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,891,469	11,773,317	11,493,558

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,471,298	12,580,526	12,319,341

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE, JUNE 30, 2005	11,414,607	$11,415	$74,832,658	$29,082,604	$(74,039)		$103,852,638
Exercise/issuance of:
Stock options	211,185	211	3,089,374				3,089,585
Nonvested stock awards	20,434	20	(20)				—
Exchange of nonvested shares for taxes	(8,016)	(8)	(206,837)				(206,845)
Stock repurchase (See Note 15)	(20,000)	(20)	(441,689)				(441,709)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			1,046,135				1,046,135
Nonvested stock awards			(13,996)				(13,996)
Employee stock-based compensation:
Stock options			960,387				960,387
Nonvested stock awards			1,398,461				1,398,461
Net Income				3,717,677		$3,717,677	3,717,677
Foreign currency translation adjustment					(7,662)	(7,662)	(7,662)
Change in unrealized loss on investments (net of tax)					(117,201)	(117,201)	(117,201)
Interest rate swap unrealized loss					(85,834)	(85,834)	(85,834)

Comprehensive income						$3,506,980

BALANCE, JUNE 30, 2006	11,618,210	$11,618	$80,664,473	$32,800,281	$(284,736)		$113,191,636

Exercise/issuance of:
Stock options	286,809	287	3,582,107				3,582,394
Nonvested stock awards	55,649	56	(56)				—
Exchange of nonvested shares for taxes	(19,872)	(20)	(546,405)				(546,425)
Stock repurchase (See Note 15)	(10,000)	(10)	(238,423)				(238,433)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			1,541,490				1,541,490
Nonvested stock awards			(21,396)				(21,396)
Employee stock-based compensation:
Stock options			877,947				877,947
Nonvested stock awards			1,575,546				1,575,546
Net Income				3,633,151		$3,633,151	3,633,151
Foreign currency translation adjustment					24,232	24,232	24,232
Change in unrealized loss on investments (net of tax)					140,722	140,722	140,722
Interest rate swap unrealized loss (net of tax)					(111,077)	(111,077)	(111,077)

Comprehensive income						$3,687,028

BALANCE, JUNE 30, 2007	11,930,796	$11,931	$87,435,283	$36,433,432	$(230,859)		$123,649,787

Cumulative effect adjustment for adoption of FIN 48				(204,615)			(204,615)
Exercise/issuance of:
Stock options	492,148	492	6,377,005				6,377,497
Nonvested stock awards	103,517	103	(103)				—
Exchange of nonvested shares for taxes	(18,401)	(18)	(441,380)				(441,398)
Stock repurchase (See Note 15)	(867,839)	(868)	(24,461,871)				(24,462,739)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			2,532,819				2,532,819
Nonvested stock awards			(181,703)				(181,703)
Share based compensation granted to non-employee			115,013				115,013
Employee stock-based compensation:
Stock options			1,849,884				1,849,884
Nonvested stock awards			2,017,318				2,017,318
Net Income				4,789,779		$4,789,779	4,789,779
Foreign currency translation adjustment					(135,608)	(135,608)	(135,608)
Change in unrealized loss on investments (net of tax)					102,694	102,694	102,694
Interest rate swap unrealized loss (net of tax)					(1,439,072)	(1,439,072)	(1,439,072)

Comprehensive income						$3,317,793

BALANCE, JUNE 30, 2008	11,640,221	$11,640	$75,242,265	$41,018,596	$(1,702,845)		$114,569,656

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$4,789,779	$3,633,151	$3,717,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,250,397	8,095,492	9,648,895
Employee stock-based compensation (See Note 16):
Stock Options	1,901,510	877,947	960,387
Nonvested stock awards	2,050,892	1,575,546	1,398,461
Cash-settled Stock Appreciation Rights	1,370,753	441,971	—
Tax benefit/(deficiency) from exercise of stock options
Stock Options	2,532,819	1,541,490	1,046,135
Nonvested stock awards	(181,703)	(21,396)	(13,996)
Excess tax benefits from share-based payment arrangements	(1,654,946)	(1,098,552)	(181,613)
SAR exercise/repurchase/other	(1,126,457)	(546,425)	(206,845)
Loss on retirement of property, plant and equipment	132,263	105,306	189
Loss on sale of endovascular business	1,212,478	—	—
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(2,152,616)	330,584	1,130,070
Deferred tax asset	(1,264,747)	(1,301,837)	(1,156,119)
Prepaid expenses and other current assets	73,056	(621,184)	2,068,137
Inventory	(2,148,784)	(85,412)	(1,352,064)
Accounts payable and accrued expenses	2,676,188	2,035,087	(629,857)
Deferred revenue	250,392	147,388	(68,330)
Deferred tax liability, non-current	(574,797)	471,908	523,487
Deferred revenue, non-current	(103,554)	(184,634)	57,111
Other current liabilities	441,971	(1,000,809)	—
Other non-current liabilities	308,325	101,439	—

Net cash provided by operating activities	15,783,219	14,497,060	16,941,725

INVESTING ACTIVITIES:
Purchase of land for new facility	—	—	(1,619,722)
Additions to property, plant and equipment	(4,122,865)	(9,348,131)	(35,106,463)
Acquisition of MacroPore Biosurgery, Inc. (See Note 9)	(62,298)	(3,300,690)	—
Acquisition of Intraluminal Therapeutics, Inc. (See Note 9)	—	—	(7,147,521)
Purchase of proprietary rights	(150,000)	—	(25,000)
Sale of investments	37,635,817	10,936,000	24,500,000
Purchase of investments	(25,415,138)	(16,038,821)	(6,533,674)
Restricted cash	—	1,000,809	(1,000,809)
Proceeds from sale of endovascular business	10,000,000	—	—

Net cash provided by (used in) investing activities	17,885,516	(16,750,833)	(26,933,189)

FINANCING ACTIVITIES:
Proceeds from secured commercial mortgage	27,000,000	—	8,000,000
Deferred financing costs paid	—	5,519	(122,033)
Repayments of long term debt	(816,670)	—	—
Stock repurchase	(24,462,739)	(238,433)	(441,709)
Excess tax benefits from share-based payment arrangements	1,654,946	1,098,552	181,613
Exchange of nonvested shares for taxes	(441,398)	—	—
Proceeds from exercise of stock options	5,003,519	3,582,394	3,089,585

Net cash provided by financing activities	7,937,658	4,448,032	10,707,456

EFFECT OF EXCHANGE RATE ON CASH	11,870	19,244	(13,439)
INCREASE IN CASH	41,618,263	2,213,503	702,553
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,087,969	4,874,466	4,171,913

CASH AND CASH EQUIVALENTS, END OF YEAR	$48,706,232	$7,087,969	$4,874,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $48,146, $100,638 and $0 at June 30, 2008, 2007 and 2006, respectively)	$1,494,222	$427,122	$71,496

Cash paid for income taxes	$500,000	$914,826	$114,138

Retirement of fully depreciated property, plant and equipment	$4,349,137	$2,794,114	$13,086,975

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2008, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company—Kensey Nash Corporation (the “Company”) is a medical technology company providing innovative solutions and technologies for a wide range of medical procedures. Kensey Nash Corporation was incorporated in Delaware on August 6, 1984. Kensey Nash Holding Company, incorporated in Delaware on January 8, 1992, was formed to hold title to certain Company patents and has no operations. Kensey Nash GmbH, incorporated in Germany in January 2002, was formed for the purpose of European sales and marketing of the Company’s endovascular products (divested in May 2008, see Note 25). ILT Acquisition Sub, Inc. (formerly THM Acquisition Sub, Inc.) and MacroPore Acquisition Sub, Inc. incorporated in Delaware, in April 2006 and May 2007, respectively, were formed to acquire certain assets of the acquired companies (See Note 9).

Principles of Consolidation and Basis of Presentation—The consolidated financial statements include the accounts of Kensey Nash Corporation, Kensey Nash Holding Company and Kensey Nash Europe GmbH. All intercompany transactions and balances have been eliminated. As of June 30, 2008, Kensey Nash Europe GmbH is no longer included in the accounts of Kensey Nash Corporation. (See Note 25 for additional information).

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

The Consolidated Statement of Income for the year ended June 30, 2006 has been reclassified to include product line information for Biomaterials and Endovascular Sales. In addition, reclassifications have been made to reflect separate components of Sales and marketing, and General and administrative expenses, which were previously aggregated. There was no impact on amounts presented for income from operations.

Discontinuance of Embolic Protection Platform—On July 10, 2007, the Company announced that it had made a strategic decision to cease all activities on its embolic protection platform (this includes the TriActiv® FX and ProGuard™ product line), including the PROGUARD clinical trial, product manufacturing, sales and marketing, and research and development activities. See Note 24 for additional information and a discussion of asset impairment and other related charges.

Sale of Endovascular Division—On May 13, 2008, the Company announced that it had entered into a definitive agreement to sell its Endovascular business to Spectranetics Corporation (NASDAQ: SPNC). This transaction includes the sale of the ThromCat™, QuickCat™ and SafeCross™ product lines and established a strategic partnership between the Company and Spectranetics. See Note 25 for additional information and a discussion of the transaction and other related charges.

Cash and Cash Equivalents—Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

Fair Value of Financial Instruments—The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximated fair value as of June 30, 2008 and 2007. The fair value of short-term investments is based on quoted market prices.

Comprehensive Income—The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive (loss) income is shown in the Consolidated Statements of Stockholders’ Equity at June 30, 2008, 2007 and 2006, and is

comprised of net unrealized gains and losses on the Company’s available-for-sale securities, foreign currency translation adjustments and change in interest rate swap value. Included in the Company’s net income for the fiscal year ended June 30, 2008, is $(237,413) of currency translation adjustments that were written off as a result of the sale of the GmbH subsidiary to Spectranetics on May 30, 2008. The net tax effects (benefit) for fiscal 2008, 2007, and 2006 of other comprehensive (loss) income were $(697,759), $(28,946) and $(60,376), respectively.

Property, Plant and Equipment—Property, plant and equipment consists primarily of building, land, machinery and equipment and construction in progress and is recorded at cost. Maintenance and repairs are expensed as incurred. Building, machinery, furniture and equipment are depreciated using the straight-line method over its useful life ranging from two to 30 years. Depreciation expense on property, plant and equipment was $5,806,925, $6,920,431 and $8,353,605 for each fiscal year ended June 30, 2008, 2007 and 2006, respectively.

Goodwill—Goodwill represents the excess of cost over the fair market value of the identifiable net assets of THM Biomedical, Inc. (THM), a company acquired in September 2000, and MacroPore Biosurgery Business Unit (MacroPore), acquired in May 2007 (See Notes 9 & 10). All of the acquisitions were accounted for under SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).

Under SFAS 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment tests. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted expected future cash flows to be generated by the related asset are less than the carrying value of the asset, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate at which the Company borrows.

Accounts Receivable Allowance—The Company had trade receivable allowances of $14,713 and $8,219 at June 30, 2008 and 2007, respectively. The Company established trade receivable allowances of $12,000 and $2,000 and wrote off amounts totaling $5,506 and $2,585 in the years ended June 30, 2008 and 2007, respectively. These amounts are included in General and administrative expense for the years ended June 30, 2008 and 2007.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). In addition, the Company follows the provisions of Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21), for certain collaborative arrangements containing multiple revenue elements which were entered into, or materially amended, after June 30, 2003. Sales revenue is recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including credits and discounts. The Company had net sales return provisions, credits and discounts of $51,886, $541,446, and $9,195 for the years ended June 30, 2008, 2007 and 2006, respectively. The significant increase in fiscal 2007 related to the sales credits given for embolic protection products either related to the product recall or the discontinuance of the program.

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

Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109) (See Note 21).

Earnings Per Share—Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive (See Note 22). Options and nonvested stock awards to purchase shares of our Common Stock which were outstanding for the years ended June 30, 2008, 2007 and 2006, but were not included in the computation of diluted EPS because the options and nonvested stock awards would have been antidilutive are shown in the table below:

	June 30,
	2008	2007	2006
Number of Options	570,516	376,103	663,434

Option Price Range	$24.90 – $34.36	$22.93 – $34.36	$22.90 – $34.36

Stock-Based Compensation—The Company adopted the provisions of SFAS 123(R) Share-Based Payment (FAS 123R), effective July 1, 2005, using the modified prospective approach and accounts for share-based compensation applying the fair value method for expensing stock options and nonvested stock awards.

The Company generally recognizes compensation expense for stock-based awards granted over the relevant vesting period of the awards. Fair value for stock options and cash-settled stock appreciation rights (“SARs”) is determined using the Black-Scholes model and the relevant expense is amortized over the applicable vesting period for stock options and marked to market for the SARs (See Note 16). Compensation expense related to stock-based awards is classified in the Consolidated Statements of Income within the same line items as salary expense. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of general and administrative expense.

Under APB 25 the Company’s policy had been to grant employee stock options with an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant, therefore recording no compensation expense. Prior to the adoption of SFAS No. 123(R) Share-Based Payment (FAS 123(R)), the Company had expensed all share-based payments to non-employee outside consultants, as defined under SFAS 123, based upon the fair market value of such grants and all nonvested shares granted using the intrinsic value method under APB 25.

Derivative Instruments and Hedging Activities—The Company recognizes all derivatives as either assets or liabilities in the balance sheet, depending on the Company’s rights or obligations under the applicable derivative contract, and measures those instruments at fair value. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (OCI), depending on if the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction.

New Accounting Pronouncements—

ADOPTED:

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. See Note 21 for additional information and discussion relating to the adoption of FIN 48 as of July 1, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the Company’s 2009 fiscal year. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. On July 1, 2008, the Company elected not to apply SFAS 159 to measure any financial assets or liabilities at fair value other than those which were previously recorded at fair value under existing accounting literature.

In June of 2007, the FASB ratified the consensus reached by the EITF on Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement. Nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have an alternative future use (in research and development projects or otherwise) should be recognized in accordance with the guidance in SFAS 2. Refundable advance payments for future research and development activities are excluded from the scope of this Issue. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, the Company’s 2009 fiscal year, and interim periods within those fiscal years. EITF 07-3 applies prospectively to new contracts entered into on, or after, the effective date. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which for the Company is its third quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 161 will have a material impact on its financial position, cash flows or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources for generally accepted accounting principles (GAAP) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on the Company’s consolidated financial statements.

2.	INVESTMENTS

Investments as of June 30, 2008 consisted primarily of high quality municipal obligations. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets, and such portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Comprehensive Income) and realized gains and losses in other income.

The following is a summary of available-for-sale securities as of June 30, 2008 and 2007:

	June 30, 2008
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$14,891,581	$37,233	$(138,905)	$14,789,909

Total Investments	$14,891,581	$37,233	$(138,905)	$14,789,909

	June 30, 2007
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$24,968,445	$11,403	$(100,027)	$24,879,821
Mutual Fund	2,531,944	—	(168,280)	2,363,664

Total Investments	$27,500,389	$11,403	$(268,307)	$27,243,485

In February 2008, the Company, as part of a broader investment strategy, sold its mutual fund investment and redeemed selected municipal obligations. Designated municipal obligations sold were in a gain position and offset the realized loss from the sale of the mutual fund investment. The Company has one variable-rate municipal demand obligation, which matures in 24 years. This municipal variable-rate demand obligation is putable weekly and callable on a monthly basis. The remaining investments included in the municipal obligations category have maturities ranging from less than one year to approximately four years.

Certain investment securities included in the municipal obligations category shown below currently have fair values less than their amortized costs and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. As of June 30, 2008, there were six out of 19 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment within the municipal obligations category, as of June 30, 2008 were as follows:

	Loss < 12 months		Loss > 12 months		Total
Description	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$6,078,019	$(122,431)	$1,024,504	$(16,474)	$7,102,523	$(138,905)

Total Investments	$6,078,019	$(122,431)	$1,024,504	$(16,474)	$7,102,523	$(138,905)

3.	INVENTORY

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	June 30,
	2008	2007
Raw materials	$6,875,782	$4,891,057
Work in process	1,625,821	1,954,960
Finished goods	1,917,114	1,057,459

Gross inventory	10,418,717	7,903,476
Provision for inventory obsolescence	(1,147,853)	(511,360)

Inventory	$9,270,864	$7,392,116

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

4.	CORPORATE FACILITY

During fiscal 2006, the Company completed the primary construction of and relocated its operations to a 202,500 square foot facility. The total cost of the project, including land purchases, was approximately $49 million. The Company financed all construction of this facility from available cash on hand and the sale of liquid investments through most of the project term. In May 2006, the Company entered into a Secured Commercial Mortgage, secured by the building and land, which allows the Company to draw up to $35 million, all of which is currently outstanding (See Note 13).

In conjunction with its move to its new facility, the Company abandoned previously occupied leased space, and thus, recorded accelerated depreciation and transition charges of $5.0 million related to leasehold improvement assets abandoned in fiscal 2006.

5.	SELECT CUSTOMER AGREEMENTS

St. Jude Medical, Inc.

The License Agreements—Under two License Agreements (one each for U.S. and foreign territories), St. Jude Medical has exclusive worldwide rights to manufacture and market all current and future versions of the Angio-Seal™ vascular closure device (the Angio-Seal). Under the license agreements the Company receives an approximate 6% royalty on the net sales of every Angio-Seal™ unit sold by St. Jude Medical.

The Component Supply Contract—Under a supply contract executed with St. Jude Medical in 2005, the Company is the exclusive supplier of 100% of the collagen plug and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement, which expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for the Company’s ongoing investments in collagen research and development. As of June 30, 2008 the Company had recognized $792,303 of this $1.0 million and the remaining $207,697 is recorded as deferred revenue and will be recognized over the remaining period of the contract.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments with high quality financial institutions and has established guidelines relative to diversification and maturities to maintain safety and high liquidity. No single component of the Company’s investment portfolio represented more than 13% or 18% of the total investments as of June 30, 2008 and 2007, respectively.

Trade receivables are primarily due from St. Jude Medical, Arthrex and Orthovita and represented approximately 28%, 28% and 14% of the Company’s total trade receivables, respectively, at June 30, 2008. Trade receivables from the same companies represented approximately 31%, 19%, and 17% of the Company’s total trade receivables, respectively, at June 30, 2007. Royalty receivables are primarily due from St. Jude Medical and represented approximately 82% and 88% of the Company’s total royalty receivable balances at June 30, 2008 and 2007, respectively (See Note 5). If any of these customers’ receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company’s results of operations and financial condition. The Company performs ongoing credit evaluations on all of its customers’ financial conditions, but does not require collateral to support customer receivables.

7.	ACQUIRED PATENTS AND OTHER INTANGIBLE ASSETS

The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company’s inability to measure the recoverability of these costs when incurred. From time to time, the Company has acquired portfolios of patents that it believes are beneficial to its ongoing businesses. These acquisitions have included a portfolio of puncture closure patents in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. (THM) in 2000, certain intellectual property and other rights related to the Vitoss® product line acquired from a third party inventor in 2004, intangible assets acquired as part of the purchase of certain assets of IntraLuminal Therapeutics, Inc. (ILT) in 2006 (divested in May 2008 in conjunction with the sale of the Company’s endovascular business, see Note 25) and most recently, certain assets of MacroPore Biosurgery, Inc. (MacroPore) in 2007 (See Note 9), among other smaller purchases.

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from approximately one to 12 years as of June 30, 2008. The gross carrying amount of such patents and intangible assets, as of June 30, 2008, was $8,596,366 with accumulated amortization of $4,788,389. Amortization expense on patents and other intangible assets was $1,075,914, $845,976, and $811,204 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Included in this expense for the fiscal years ended June 30, 2008, 2007 and 2006, was $176,756, $186,596, and $12,135, respectively, of amortization expense related to certain patents sold to Spectranetics. The table below details the estimated amortization expense on the Company’s previously acquired patents and intangible assets for the next five fiscal years:

Fiscal year ending June 30,	Amortization Expense
2009	$960,639
2010	1,004,700
2011	820,720
2012	579,057
2013	192,320

8.	CERTAIN PATENT AND PROPRIETARY RIGHTS AGREEMENTS

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

The costs of the Patent Acquisition Agreement and patents acquired as part of the THM acquisition are being amortized over the remaining periods of economic benefit, ranging from 1 to 8 years at June 30, 2008.

The Assignment Agreement

In August 2004, the Company acquired the intellectual property rights of a third party, an inventor of the VITOSS technology (the Inventor), for $2,600,000 under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company generally receives a royalty within 45 days after the end of each calendar quarter from Orthovita on the sale of all Orthovita products containing the VITOSS technology, up to a total royalty to be received of $4,035,782. As of June 30, 2008, the Company had recognized cumulative royalty income of $2,183,689 under the Assignment Agreement and $1,852,093 was yet to be received. The entire cost of these proprietary rights is being amortized over the 60-month period the Company anticipates receiving the economic benefit in relation to the proprietary rights.

The Technology Purchase Agreement

In March 2005, the Company entered into an agreement to acquire patents and other proprietary rights from a pair of inventors (the Technology Purchase Agreement). The intellectual property and processing information acquired under the Technology Purchase Agreement is complimentary to and broadens the Company’s existing biomaterials intellectual property and materials processing knowledge platform. Under the Technology Purchase Agreement, the Company paid $250,000 for the patents upon execution of the agreement and is obligated to pay certain milestone payments and royalties upon achievement of certain product development and commercial launch goals for products that incorporate the acquired patent technology. The initial $250,000 purchase price of the patents will be amortized over the remaining period of economic benefit of such patents, currently estimated at approximately 12 years at June 30, 2008.

9.	ACQUISITIONS

IntraLuminal Therapeutics, Inc.

In May 2006, the Company acquired certain assets of IntraLuminal Therapeutics, Inc., (ILT), a company focused on the emerging market opportunity for the treatment of chronic total occlusions (CTO), for $8.0 million cash plus acquisition costs of $197,384.

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

	$1,470,000

Amortization expense on the acquired intangible assets was $350,606 through May 30, 2008 (date of sale of the Endovascular business as the ILT technology (CTO products) were included in the sale, see Note 25) and $180,763 for the fiscal year ended June 30, 2007 and was included within research and development expense.

The total amount of goodwill was $6.4 million and that amount has been fully deducted for tax purposes. The acquisition has been accounted for under the purchase method of accounting and ILT’s results of operations were included in those of the Company from the date of acquisition through May 30, 2008.

The following unaudited pro-forma financial information assumes that the acquisition had occurred as of the beginning of the earliest period presented:

Fiscal Year Ended June 30, 2006
Total revenue	$61,828,114

Net (loss) income	$(3,438,811)

Basic (loss) earnings per share	$(0.30)

Diluted (loss) earnings per share	$(0.30)

These pro forma results are based on certain assumptions and estimates. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place at the beginning of the specified periods, nor are they indicative of the results of future combined operations.

MacroPore

In May 2007, the Company acquired certain assets of MacroPore, a leading developer of bioresorbable products targeted in spinal, craniofacial, and orthopaedic surgery applications, for approximately $3.2 million cash plus related acquisition costs of $125,690. The Company had incurred additional related acquisition costs of $62,298 during fiscal the year ended June 30, 2008.

The valuation of the purchase price allocation represents the estimated fair market value based on risk-adjusted cash flows related to the identifiable assets with the excess of the cost over net assets acquired allocated to goodwill. Management is responsible for the valuation and considered a number of factors, including internal and third party valuations and appraisals, when estimating fair value.

The following is a summary of the allocation:

Inventory	$56,535
Machinery, furniture and equipment	574,482
Intangible asset (customer relationship)	1,650,000
Excess of cost over net assets acquired (goodwill)	1,081,970

$3,362,987

The business unit acquired by the Company encompasses the manufacturing of six bioresorbable product lines, which are sold exclusively to a leading orthopaedic device company for worldwide distribution. As such, the identified intangible asset (customer relationship) of $1,650,000 as of June 30, 2008 is being amortized over the five-year term of the manufacturing, development and supply agreement with this company.

The gross carrying amount of the acquired intangible asset at June 30, 2008 was $1,650,000. Amortization expense on the acquired intangible assets was $330,167 and $27,333 for the fiscal years ended June 30, 2008 and 2007, respectively, and is included within General and administrative expense. Amortization expense on the acquired intangible assets is currently estimated at $330,000 for each of the fiscal years ending June 30, 2009 through 2011 and $302,500 for the fiscal year ending June 30, 2012.

The acquisition has been accounted for under the purchase method of accounting and MacroPore’s results of operations are included in those of the Company since the date of acquisition.

10.	GOODWILL

The Company accounts for goodwill under the provisions of SFAS 142. Under SFAS 142, goodwill is not amortized but is subject to annual impairment tests. The Company has established its annual impairment testing date as June 30 of each fiscal year. The most recent tests as of June 30, 2008, 2007 and 2006 indicated that goodwill was not impaired.

The net carrying amount of goodwill decreased for the year ended June 30, 2008 from June 30, 2007 by approximately $6.3 million, related primarily to the sale of the Endovascular business to Spectranetics (See Note 25). This amount is expected to be fully deductible for tax purposes. The following table indicates the Company’s total goodwill balances as of the dates presented:

Goodwill
Balance as of June 30, 2007	$10,671,626
Sale of endovascular business to Spectranetics	(6,357,651)
Acquisition of certain assets of MacroPore—additional costs and allocations	52,298

Balance as of June 30, 2008	$4,366,273

11.	ACCRUED EXPENSES

As of June 30, 2008 and 2007, accrued expenses consisted of the following:

	June 30, 2008	June 30, 2007
Accrued payroll and related compensation	$3,474,027	$1,477,606
Accrued Sprectranetics transaction closing costs	2,659,858	—
Other	789,019	990,556

Total	$6,922,904	$2,468,162

12.	LEASES

At June 30, 2008, the Company did not have any non-cancelable lease obligations.

Rent expense for operating leases consisted of rent for the Company’s Eschborn, Germany location and previously occupied leased space in Exton, Pennsylvania that was abandoned in fiscal 2006 as a result of the transition to the Company’s newly owned facility. Rent expense for the fiscal years ended June 30, 2008, 2007 and 2006 was approximately $23,000, $13,000 and $765,000, respectively.

13.	DEBT

Secured Commercial Mortgage—On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage provided the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the Draw Period) and is secured by the Company’s facility and land in Exton, Pennsylvania. On May 25, 2006 and November 23, 2007, the Company took $8 million and $27 million advances, respectively, under the Mortgage, both of which bear interest at LIBOR plus 0.82% Loan Credit Spread. At June 30, 2008, the outstanding mortgage balance was $34.2 million. The remaining principal payments due are detailed below:

Fiscal Year ending June 30,	Principal Payments
2009	$1,399,997
2010	1,400,000
2011	1,400,000
2012	1,400,000
2013	1,400,000
Thereafter	27,183,333

Under the Mortgage, the Company was required to pay interest only on the outstanding principal amount during the Draw Period. Beginning December 25, 2007, the Company began paying principal and interest based on a 25 year straight-line amortization schedule.

The Mortgage contains various conditions to borrowing, including affirmative, restrictive and financial maintenance covenants. Certain of the more significant covenants require the Company to maintain a Minimum Fixed Charge Coverage Ratio of EBITDA (as defined in the Mortgage) to debt service equal to or greater than 1.50–to–1.0; and an interest rate hedge of at least 50 percent of the outstanding principal balance of the Mortgage through an interest rate protection product reasonably acceptable to Citibank, F.S.B.

Interest Rate Swap Agreement—In order to hedge its interest rate risk under the Mortgage, the Company also entered into a $35 million aggregate ten-year fixed interest rate swap agreement (the Swap) with Citibank, N.A. The Company is using the Swap as a cash flow hedge of the Company’s interest payments under the Mortgage. The Swap converts the variable LIBOR portion of the Mortgage payments to a fixed rate of 6.44% (5.62% fixed interest rate plus a 0.82% Loan Credit Spread). If the critical terms of the Swap or the hedge item do not change, the Swap will be considered to be highly effective in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137, No. 138 and No. 149, with all changes in fair value included in other comprehensive income/(loss). As of June 30, 2008 and 2007, the fair value of the Swap was in an unrealized loss position of $2,487,718 ($1,641,894, net of tax) and $298,350 ($196,911, net of tax), respectively, and was included in accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

The effective portion of the Swap gains or losses, due to changes in fair value, is recorded as a component of other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Company utilizes the Hypothetical Derivative Method in determining hedge effectiveness each period. Transactions that would cause ineffectiveness and result in the Company reclassifying the ineffective portion into current earnings would include the prepayment of the Mortgage and/or the Company’s election of the Prime interest rate option (rather than LIBOR) on any draw under the Mortgage. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the fiscal years ended June 30, 2008 and 2007, no amounts were recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The amount reported as an unrealized loss on interest rate swap in the accumulated OCI account within stockholders’ equity represents the net unrealized loss on the Swap, which has been designated as a cash flow hedge. The Company does not anticipate any material unrealized losses to be recognized within the next 12 months as the anticipated transactions occur.

14.	PREFERRED STOCK

The Company has an authorized class of undesignated Preferred Stock consisting of 100,000 shares with a $.001 par value. The Board of Directors may authorize the issuance of Preferred Stock, which ranks senior to the Common Stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights, which could adversely affect the voting power of the holders of Common Stock. At June 30, 2008 and 2007, no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock.

15.	STOCK REPURCHASE PROGRAM

From time to time, the Company has made repurchases of its stock, as authorized by various programs established by the Company’s Board of Directors. On September 25, 2007, the Company announced that its Board of Directors approved a stock repurchase program that replaced the Company’s existing program and allowed the Company to repurchase up to a total of $25 million of its issued and outstanding shares of common stock. On June 23, 2008, the Company announced that its board of directors had approved a new stock repurchase program to provide the Company with more flexibility to buy its own shares. The new program allows the Company to repurchase up to an additional $10.0 million of its issued and outstanding shares of Common Stock and has no expiration. The repurchase program does not require the Company to purchase any specific number of shares. Any purchases under the program will depend on market conditions and may be commenced on August 25, 2008 or suspended at any time or from time to time without prior notice.

As of June 30, 2008, there was $573,301 remaining for repurchase under the September 25, 2007 plan and $10 million available for repurchase under the most recently authorized program, the June 23, 2008 plan. During the year ended June 30, 2008, the Company repurchased and retired 867,839 shares of Common Stock at a cost of $24,426,699, or an average market price of $28.15 per share, using available cash. Commission and other related administrative costs associated with the stock repurchased totaled $34,714 and $1,326, respectively. All shares repurchased were settled as of June 30, 2008.

For the year ended June 30, 2007, the Company repurchased and retired 10,000 shares of Common Stock at a cost of $238,000, or an average market price of $23.80 per share, using available cash. Repurchases of stock during fiscal year 2007 were done under the repurchase plan approved by the Board on March 16, 2005, which allowed for up to 400,000 shares to be repurchased, and had no expiration. Commission costs associated with the stock repurchased during fiscal year ended June 30, 2007 totaled $400.

For the year ended June 30, 2006, the Company repurchased and retired 20,000 shares of Common Stock at a cost of $441,000, or an average market price of $22.05 per share, using available cash. Commission costs associated with the stock repurchased during fiscal year ended June 30, 2006 totaled $800.

16.	STOCK-BASED COMPENSATION

The Company uses the provisions of SFAS 123(R) using the modified prospective approach and accounts for stock-based compensation applying the fair value method for expensing stock options, nonvested stock awards and cash settled stock appreciation rights. Accordingly, total stock-based compensation expense was $5,323,155, $2,895,464 and $2,358,848 for the years ended June 30, 2008, 2007 and 2006, respectively. Fiscal year 2008 stock-based compensation expense includes a one-time accelerated vesting charge of $2,974,033 as described below. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation costs was $1,809,873, $984,458 and $802,008 for the years ended June 30, 2008, 2007 and 2006, respectively. Compensation expense related to stock-based awards is classified in the statement of operations within the same line items as salary expense and is recorded over the awards’ relevant vesting period. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of general and administrative expense.

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

The Company has an Employee Incentive Compensation Plan (the “Employee Plan”), for officers, non-employee directors and employees of the Company to reward individuals who have contributed or are being hired to contribute to the growth and success of the Company. As of June 30, 2008, the total number of shares authorized for issuance under the Employee Plan was 4,700,000, of which options to purchase a total of 1,639,044 shares of the Company’s Common Stock at a weighted average exercise price of $21.62 were outstanding, 31,199 nonvested stock awards were outstanding, options to purchase a total of 2,617,653 shares of the Company’s Common Stock had previously been exercised/issued, and 412,104 shares remained available for new awards.

The Company also has a Non-employee Directors’ Stock Option Plan (the “Directors’ Plan”). As of June 30, 2008, a total of 410,000 shares were authorized for issuance under the Directors’ Plan of which nonqualified options to purchase a total of 310,500 shares of the Company’s Common Stock at a weighted average exercise price of $20.43 were outstanding, and options to purchase a total of 99,500 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. As a result, no shares remained available for new awards under the Directors’ Plan. Awards previously granted under the Directors’ Plan are now granted under the Employee Plan.

In consideration for service on the Board of Directors, on the date of each annual meeting of the stockholders of the Company, each non-employee director who is elected, re-elected or continues to serve as a director because his term has not expired, receives a grant of restricted Common Stock that vests in three equal installments on the first three anniversaries of the grant date and are not subject to the achievement of certain targets. At the discretion of the Compensation Committee, additional grants of options to purchase shares of Common Stock may be made to each non-employee director from time to time exercisable at the fair market value of such shares on the date of grant. These options would typically be exercisable over a maximum term of 10 years from the date of grant and would vest in three equal and annual parts on the first three anniversaries of the grant.

Accelerated Vesting of all Equity Awards

On August 30, 2007, the acquisition by Ramius Capital Group, L.L.C. and its affiliates, of more than 20 percent of the Company's outstanding Common Stock, constituted a “Change in Control” as defined under the Employee Plan. As a result, all outstanding unvested stock options, stock appreciation rights (SARs) and nonvested stock awards held by officers, employees, directors and others under this plan automatically became vested (and, in the case of options and stock appreciation rights, exercisable) in full.

As part of the accelerated vesting, unvested stock option grants to purchase 114,405 shares of the Company’s Common Stock became fully vested and exercisable. Of these options, non-employee members of the Board of Directors held options to purchase 37,500 shares, and employees held options to purchase the remaining 76,905 shares. There were no unvested stock options held by executive officers. Compensation expense that would otherwise have been recorded over a weighted average period of 1.85 years was $920,131, or $607,286 net of related tax effects, and was recognized as an accelerated vesting charge during the fiscal year ended June 30, 2008.

In addition, 283,690 SARs also became fully vested and exercisable on August 30, 2007. Of these SARs, 179,690 awards were granted to employees at a stock price of $29.88, and the remaining 104,000 SAR awards were granted to officers at a stock price of $31.36. An accelerated vesting charge of $429,760, or $283,642 net of related tax effects, was recognized during the fiscal year ended June 30, 2008.

A total of 94,537 shares of nonvested stock awards became fully vested and were released at a market value of $23.97 per share, the closing price of the Company’s Common Stock on August 30, 2007. Non-employee members of the Board of Directors held 34,780 shares, 45,031 shares were held by officers, and other employees held the remaining 14,726 shares. Compensation expense of $1,624,142, or $1,071,934 net of related tax effects, that otherwise would have been recorded over a weighted average period of 1.36 years was recognized during the fiscal year ended June 30, 2008 as an accelerated vesting charge.

Stock Options

Stock options have been granted to employees and members of the Board of Directors of the Company, as well as non-employee outside consultants. Fair value is calculated under the Black-Scholes option-pricing model. For the years ended June 30, 2008, 2007, and 2006, the Company recognized expense of $1,901,510, $877,947 and $960,387, respectively, related to stock options. Included in fiscal year 2008 stock option expense was $920,131 related to the accelerated vesting charge as described above. As of June 30, 2008, there was $2,603,002 of unrecognized compensation costs related to unvested stock options granted under the two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.32 years. The total intrinsic value of options exercised during the years ended June 30, 2008, 2007 and 2006, was $7,717,073, $5,011,216, and $3,096,377, respectively.

A summary of the stock option activity under both plans for the fiscal years ended June 30, 2008, 2007 and 2006, is as follows:

	Employee Plan				Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Weighted Avg Remaining Contractual Term	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Weighted Avg Remaining Contractual Term
Balance at June 30, 2005	2,195,958	16.85	$30,245,448	5.91	341,000	19.50	$3,756,310	6.63
Granted	163,750	28.09			19,500	23.45
Cancelled	(25,916)	26.98			—	—
Exercised	(187,685)	14.64			(23,500)	14.58

Balance at June 30, 2006	2,146,107	17.78	$26,213,844	5.34	337,000	20.07	$3,311,342	6.04

Granted	14,900	28.57			—	—
Cancelled	(23,713)	27.74			—	—
Exercised	(277,309)	12.28			(9,500)	18.57

Balance at June 30, 2007	1,859,985	18.56	$17,478,258	4.72	327,500	20.12	$2,471,815	5.10

Granted	332,240	28.02			—	—
Cancelled	(78,033)	28.99			—	—
Exercised	(475,148)	12.91			(17,000)	14.40

Balance at June 30, 2008	1,639,044	21.62	$17,547,996	4.78	310,500	20.43	$3,607,560	4.00

Shares vested + expected to vest	1,613,716	21.52	$17,445,923	4.72	310,500	20.43	$3,607,560	4.00

Exercisable portion	1,377,104	20.40	$16,492,378	3.98	310,500	20.43	$3,607,560	4.00

Available for future grant	412,104				—

Weighted-average fair value of options granted during the year ended June 30,
2006	$11.87				$9.71

2007	$12.60				$—

2008	$10.67				$—

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Options are exercisable over a maximum term of ten years from the date of grant and typically vest over periods of zero to three years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding; the terms given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant. The assumptions used to calculate the fair value of options granted under the Directors’ Plan and Employee Plan using the Black-Scholes option-pricing model are set forth in the following table:

	Year Ended June 30,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility
Employee Plan	35%	35%	35%
Directors’ Plan	—	—	35%
Risk-free interest rate
Employee Plan	1.63% – 4.286%	4.496% – 5.047%	4.20%
Directors’ Plan	—	—	4.40%
Expected lives:
Employee Plan	0.25 – 6.33	6.52	6.16
Directors’ Plan	—	—	5.83

The following table summarizes significant option groups outstanding under both the Employee and Directors’ plans as of June 30, 2008 and related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares at June 30, 2008	Remaining Contractual Life	Wghtd Avg Exercise Price	Number of shares at June 30, 2008	Wghtd Avg Exercise Price
$8.750 – $14.510	686,525	2.27	$13.03	686,525	$13.03
$14.580 – $28.020	916,045	5.94	23.45	654,105	21.63
$28.230 – $34.360	346,974	5.97	32.70	346,974	32.70

	1,949,544			1,687,604

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers certain other management of the Company and a non-employee outside consultant pursuant to the Employee Plan. Nonvested shares granted to executive officers, management, non-employee members of the Board of Directors, and non-employee consultants usually are referred to as restricted shares, but SFAS 123(R) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. For the fiscal years ended June 30, 2008, 2007, and 2006 the Company recognized expense of $2,050,892, $1,575,546, and $1,398,461, respectively, related to nonvested stock awards. Included in fiscal year 2008 nonvested stock award expense was $1,624,142 related to the accelerated vesting charge as described above. As of June 30, 2008, there was an estimated $754,881 of unrecognized compensation costs related to nonvested stock awards granted under the Company’s two equity compensation plans. That cost is expected to be recognized over a weighted average period of 2.34 years. The total fair value of shares vested during the years ended June 30, 2008, 2007, and 2006, was $2,487,246, $1,540,228, and $529,832, respectively.

During the year ended June 30, 2008, the Company granted shares of nonvested Common Stock to the non-employee members of the Board of Directors and to a non-employee consultant. The Company granted shares of nonvested Common Stock to non-employee members of the Board of Directors, executive officers, and other management of the Company during the years ended June 30, 2007 and 2006.

The shares granted to executive officers and other management vest in three equal annual installments based solely on continued employment with the Company. The shares granted to non-employee members of the Board of Directors also vest in three equal annual installments on each anniversary date of grant based solely on continuation of service with the Company. The shares granted to the non-employee consultant vest quarterly over two years and are based on performance of services during the two year period with the Company. Unvested shares are forfeited upon termination of service on the Board of Directors or employment, as applicable.

The following table outlines nonvested stock awards for the fiscal years ended June 30, 2008, 2007 and 2006:

	Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2005	64,549	27.76

Granted:
Non-employee Directors	13,000	23.45
Executive officers & management	93,547	30.22
Issued:
Non-employee Directors	(1,932)	23.97
Executive officers & management	(18,502)	26.13
Cancelled:
Non-employee Directors	(5,940)	28.72
Executive officers & management	(900)	30.40

Balance June 30, 2006	143,822	29.17

Granted:
Non-employee Directors	24,117	29.65
Executive officers & management	1,750	27.47
Issued:
Non-employee Directors	(6,261)	22.98
Executive officers & management	(49,388)	29.23
Cancelled:
Non-employee Directors	(5,922)	23.56
Executive officers & management	(3,083)	29.69

Balance June 30, 2007	105,035	$29.90

Granted:
Non-employee Directors	32,179	29.37
Issued:
Non-employee Directors	(35,760)	27.82
Executive officers & management	(67,757)	29.91
Cancelled:
Non-employee Directors	(1,998)	23.36
Executive officers & management	(500)	27.47

Balance June 30, 2008	31,199	$29.37

Weighted-average fair value of nonvested stock awards granted during the year ended June 30,
2006	$29.43

2007	$29.50

2008	$29.37

Cash Settled Stock Appreciation Rights

Cash-settled stock appreciation rights (SARs) awards were granted to eligible employees during the fiscal year ended June 30, 2007. No SARs awards were granted during fiscal year ended June 30, 2008. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a specified number of shares of the Company’s Common Stock over the award’s exercise price. The per-share exercise price of a SAR is equal to the closing market price of a share of the Company’s Common Stock on the date of grant. On November 14, 2007, the Company offered to buy back the SARs from all current eligible employees, excluding the executive officers, at the fair market value (Buyout

Price) based on the closing price of the Company’s Common Stock on December 14, 2007. This offer resulted in the Company purchasing 173,940 SARs at a Buyout Price of $6.47 per SAR for a total of $1,125,392 (excluding the Company’s portion of payroll taxes) paid to the participating eligible employees, which represented approximately 99% participation by eligible employees of the SARs outstanding.

For the fiscal years ended June 30, 2008 and 2007, the Company recognized expense of $1,370,753 and $441,971, respectively related to outstanding/awarded SARs. Included in fiscal year 2008 SAR award expense was $429,760 related to the accelerated vesting charge as described above. As a result of the accelerated vesting of all equity awards, as of June 30, 2008, there were no unrecognized compensation costs related to SARs.

As of June 30, 2008 the average fair market value of each remaining SAR was $6.55 and the related liability for all remaining SARs was $686,267. These SARs will continue to be remeasured at each reporting period until all awards are settled. As of June 30, 2008, a total of $1,126,457 (excluding Company payroll tax) share-based liabilities were paid for cash settled SARs exercised and repurchased during fiscal year 2008.

The following table outlines cash-settled SAR awards for the fiscal years ended June 30, 2008 and 2007.

	Shares	Weighted Average Price Per Share
Balance June 30, 2006
Granted	307,060	$30.38
Cancelled	(15,120)	29.88

Balance June 30, 2007	291,940	30.41

Repurchased	(173,940)	29.88
Exercised	(900)	29.88
Cancelled	(12,400)	29.88

Balance June 30, 2008	104,700	$31.35

Weighted-average fair value of cash-settled SARs granted during the years ended June 30,
2007	$8.80

2008	$—

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

17.	SEGMENT REPORTING

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

The Company provides an extensive range of products in multiple medical markets, primarily sports medicine, spine, and endovascular markets. Many of the products are based on the Company’s significant expertise in the design, development, manufacturing and processing of resorbable biomaterials, which has led to partnerships to commercialize technologies. The Company designs and markets various resorbable polymer and collagen products. With respect to endovascular products, the Company currently designs, and manufactures thrombectomy and chronic total occlusion devices, and prior to July 10, 2007, designed, manufactured, marketed and sold embolic protection devices. The Company also receives royalty revenue primarily from the sale of Angio-Seal units by St. Jude Medical and from the sales of Vitoss Foam products by Orthovita. Net sales by product line and a reconciliation to total revenue is as follows:

	Fiscal Year Ended
	2008	2007	2006
Biomaterials	$47,538,923	$41,116,112	$36,698,841
Endovascular	6,221,942	3,786,257	1,179,213

Net Sales	53,760,865	44,902,369	37,878,054
Royalty income	26,030,032	24,592,076	22,518,697

Total Revenue	$79,790,897	$69,494,445	$60,396,751

For the years ended June 30, 2008, 2007 and 2006, revenues from St. Jude Medical, Arthrex and Orthovita represented the following percentages of total revenues to the Company:

	Percentage of Total Revenue for the Year Ended June 30,
	2008	2007	2006
St. Jude Medical:
Net sales	19%	25%	25%
Royalty Income (see Note 5)	27%	30%	32%
Arthrex:
Net sales	18%	16%	22%
Orthovita:
Net sales	9%	8%	5%
Royalty Income (see Note 5)	6%	5%	5%

The Company’s revenues from external customers are categorized geographically below. Revenues are attributed to a country based on the location of the customer. The company’s business is not dependent on foreign operations. No one country other than the U.S. represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.:

	Revenues for the Year Ended June 30,
	2008	2007	2006
United States	$76,757,715	$67,983,638	$59,844,909
Other foreign countries	3,033,182	1,510,807	551,842

Total	$79,790,897	$69,494,445	$60,396,751

18.	CERTAIN COMPENSATION AND EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain of its officers. These employment agreements provide for, among other things, aggregate annual base salaries of $811,360 for fiscal 2009.

19.	RETIREMENT PLAN

The Company has a voluntary 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total salaried compensation, for all employee contributions. Total Company contributions to the 401(k) plan for fiscal years ended June 30, 2008, 2007, and 2006 were $490,658, $477,603, and $418,943, respectively.

20.	OPPORTUNITY GRANT

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania (the Department). This grant was awarded to the Company for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant was conditioned upon the following: (1) the Company would create 238 full-time jobs within five years, beginning April 1, 2003, the date of the Company’s request for the grant, (2) the Company would invest at least $54,250,000 in total project costs, including, but not limited to, personnel, land and building construction within three years, beginning July 19, 2004, the date of the Company’s facility groundbreaking and (3) the Company would operate at its new facility for a minimum of five years from the date of occupancy, December 2005. The Company received the cash payment of $500,000 in its third quarter of fiscal 2005.

As a result of the Company’s decision to discontinue the embolic protection platform and the recent sale of the Endovascular business, the job creation requirement under the grant program was not met. The Company petitioned the State in reference to its failure to meet this criteria although exceeding the required investment in its facility and continuing to meet the occupancy criterion. Subsequent to June 30, 2008, the Company received a letter from the Department stating that it would impose a penalty of $150,000 to satisfy the breach under the grant. The Company expects to pay the entire penalty before the end of the first quarter of fiscal year 2009.

No revenue was recognized related to this grant for fiscal year ended June 30, 2008 due to management’s uncertainty over the Company’s ability to meet the job creation criteria. Revenue related to this grant for each of the fiscal years ended June 30, 2007 and 2006 was $81,081, and was recognized as a component of Other Income. Remaining deferred revenue from this opportunity grant is $187,838 as of June 30, 2008.

21.	INCOME TAXES

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109).

The Company adopted the provisions of FIN 48 on July 1, 2007. In connection with the adoption, the Company recorded a net decrease to retained earnings of $204,615 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. The amount of unrecognized tax benefits at June 30, 2008 was $193,132 of which $176,795 would impact the Company’s tax rate, if recognized. Upon the initial adoption of FIN 48 at July 1, 2007, the Company recorded $18,330 for potential interest and penalties for unrecognized tax benefits. Interest and penalties are included in interest expense and other expense respectively on the Consolidated Statements of Income. Additional interest and penalties of $8,712 and $5,955 were recorded during the fiscal year ended June 30, 2008, respectively.

Changes in the Company’s uncertain tax positions for the year ended June 30, 2008 were as follows:

Balance at July 1, 2007	$204,045
Increase in unrecognized tax benefit for current year	14,188
Reduction due to lapse in statute of limitations	(25,101)

Balance at June 30, 2008	$193,132

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal or Pennsylvania income tax examination for years prior to fiscal 2005 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

The Company is awaiting Congressional approval extending the Research and Experimentation (R&E) Tax Credit for calendar year 2008. Unless and until such time the 2008 R&E Tax Credit extension is approved, the Company can only claim research and development tax credits through December 31, 2007 as a component of its tax provision related to its ongoing performance of qualified research and development. The previously approved Congressional extension of the R&E Tax Credit through December 2007 enabled the Company to record retroactive adjustments to its tax provision during the second quarter ended December 31, 2006. The Company recorded tax credits of $219,232, $512,963, and $528,017, for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Earnings before income taxes earned within or outside the United States are shown below:

	June 30,
	2008	2007	2006
United States	$6,573,454	$4,405,418	$4,551,916
Foreign	32,505	15,149	4,218

Net income before income taxes	$6,605,959	$4,420,567	$4,556,134

The Provision for income taxes is composed of the following:

	June 30,
	2008	2007	2006
Taxes on U.S. earnings
Federal
Current	$3,025,291	$1,623,036	$1,409,277
Deferred	(1,233,901)	(840,771)	(572,254)
State
Current	22,607	—	—
Deferred	(8,946)	—	—
Taxes on foreign earnings
Deferred	11,129	5,151	1,434

Total income tax expense	$1,816,180	$787,416	$838,457

The differences between the Company’s income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:

	June 30,
	2008	2007	2006
Net income before income taxes	$6,605,959	$4,420,567	$4,556,134

Tax provision at U.S. statutory rate	2,246,173	1,502,992	1,549,086
State income tax provision, net of federal benefit	9,016	—	—
Reconciliation to actual tax rate:
Non-deductible meals and entertainment	33,400	47,324	36,910
Capital loss valuation allowance	38,876	—	—
Research and development credits	(219,232)	(512,963)	(528,017)
Domestic production deduction	—	—	(10,142)
Non-taxable municipal bond interest income	(325,864)	(260,661)	(233,178)
Other	33,811	10,724	23,798

Income tax expense	$1,816,180	$787,416	$838,457

Current income tax expense	$3,047,898	$1,623,036	$1,409,277

Deferred income tax (benefit) expense	$(1,231,718)	$(835,620)	$(570,820)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	June 30,
	2008		2007
	Current	Noncurrent	Current	Noncurrent
Deferred Tax Asset:
Accrued vacation	$144,373	$—	$85,210	$—
Accrued bonus	534,711	—	78,200	—
Basis difference—patents & proprietary rights	—	347,136	—	292,231
Inventory	725,185	—	393,741	—
Goodwill—THM acquisition	—	671,500	—	757,284
Stock options	649,333	649,333	367,017	367,017
Nonvested stock awards	56,902	—	386,599	—
Opportunity grant income	—	97,161	—	96,487
Severance & endovascular transaction fees	555,582	—	—	—
Other	66,580	893,668	222,082	—

	2,732,666	2,658,798	1,532,849	1,513,019
Research and development credits	1,087,484	—	1,024,246	—
AMT tax credit	576,299		—	277,790
NOL carryforwards	—	3,954,000	719,820	4,021,359

	4,396,449	6,612,798	3,276,915	5,812,168
Less valuation allowance	—	(3,993,148)	—	(3,954,000)

Deferred tax asset	4,396,449	2,619,650	3,276,915	1,858,168

Deferred Tax Liability:
Basis difference—fixed assets	—	(3,040,248)	—	(2,853,562)
Prepaid insurance	(112,757)	—	(119,181)	—
Other	(5,828)	—	(6,384)	—

Deferred tax liability	(118,585)	(3,040,248)	(125,565)	(2,853,562)

Net Deferred Tax Asset (Liability)	$4,277,864	$(420,598)	$3,151,350	$(995,394)

A portion of the Company’s deferred tax asset is offset by a valuation allowance relating to state NOL carryforwards due to restrictions imposed and uncertainty surrounding its use. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more than likely will be realized. At June 30, 2008, the Company had a state NOL carryforward totaling $60.0 million, which will expire through 2027, and no longer had a Federal NOL carryforward. The Company has recorded a full valuation allowance against the state net operating losses of $60.0 million. The Company no longer has a foreign NOL as a result of the sale of the endovascular division.

22.	EARNINGS PER SHARE

The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator.

	Year Ended June 30, 2008
	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$4,789,779	11,891,469	$0.40

Effect of Dilutive Securities
Options & nonvested stock	—	579,829

Diluted EPS
Income available to common shareholders including assumed conversions	$4,789,779	12,471,298	$0.38

	Year Ended June 30, 2007			Year Ended June 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$3,633,151	11,773,317	$0.31	$3,717,677	11,493,558	$0.32

Effect of Dilutive Securities
Options & nonvested stock	—	807,209		—	825,783

Diluted EPS
Income available to common shareholders including assumed conversions	$3,633,151	12,580,526	$0.29	$3,717,677	12,319,341	$0.30

23.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations of the Company for the years ended June 30, 2008 and 2007 are presented below:

	Year Ended June 30, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$17,602,417	$19,637,926	$20,578,700	$21,971,854
Operating costs and expenses	$18,152,742	$16,066,489	$15,247,063	$23,733,732
Net income (loss)	$(222,342)	$2,608,167	$3,498,920	$(1,094,966)
Basic earnings (loss) per share	$(0.02)	$0.22	$0.29	$(0.09)
Diluted earnings (loss) per share	$(0.02)	$0.21	$0.28	$(0.09)

	Year Ended June 30, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$16,271,335	$17,292,054	$18,952,100	$16,978,958
Operating costs and expenses	$14,311,230	$15,507,769	$15,788,127	$20,103,674
Net income (loss)	$1,427,819	$1,579,162	$2,370,943	$(1,744,772)
Basic earnings (loss) per share	$0.12	$0.13	$0.20	$(0.15)
Diluted earnings (loss) per share	$0.11	$0.13	$0.19	$(0.15)

Quarterly and total year earnings per share are calculated independently based on the weighted average number of shares outstanding during each period.

24.	DISCONTINUANCE OF EMBOLIC PROTECTION PLATFORM

On July 10, 2007, the Company announced that it had ceased all activities on its embolic protection platform (this includes the TriActiv® FX and ProGuard™ product line), including the PROGUARD clinical trial, product manufacturing, sales and marketing, and research and development activities. The strategic decision was made to reduce costs, provide for better resource allocation for both the Company’s endovascular and biomaterials businesses and allow the Company’s sales force to focus more on the Company’s thrombectomy and chronic total occlusion platforms. The Company believed that the changing embolic protection market dynamics was negative, particularly in the carotid market, and the cost to participate effectively in these markets was too high to warrant further investment.

The Company has recognized asset impairment and other related charges totaling approximately $5.0 million before taxes. These charges include cash charges primarily related to severance, clinical trial and other contract termination costs totaling approximately $0.4 million in the aggregate. These charges also include non-cash charges totaling approximately $4.6 primarily related to abandonment of inventory and machinery and equipment. Of the approximately $5.0 million in charges, approximately $4.7 million (including $4.6 million of non-cash asset impairment charges and $0.1 million of cash charges) was recorded in the fourth quarter ended June 30, 2007, and the remainder was recognized in the first fiscal quarter of 2008. Charges for the fiscal year ended June 30, 2008 have been presented within the Company’s results from continuing operations as depicted in the table below:

	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007
Net Sales (customer credits)	$—	$356,261
Operating costs and expenses:
Cost of products sold	154,726	3,391,326
Research and development	92,630	728,701
Sales and marketing	71,474	86,777
General and administrative	4,898	120,034

	$323,728	$4,683,099

Severance Charges

The decision was communicated to affected employees on July 10, 2007, which resulted in a net reduction of 11 personnel with employee severance costs of $0.2 million. These severance costs were recognized in the Company’s financial statements during the first fiscal quarter of 2008.

Asset Impairment Charges

The Company recorded pre-tax charges in its fourth quarter of fiscal 2007 for the abandonment of certain embolic protection machinery and equipment of approximately $1.3 million. The Company also recorded inventory and other related embolic protection charges in that quarter of approximately $3.0 million. In addition, charges of approximately $0.3 million for PROGUARD clinical trial assets were incurred in that quarter.

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

25.	SALE OF ENDOVASCULAR BUSINESS

On May 30, 2008, the Company completed the sale of its Endovascular business to The Spectranetics Corporation (“Spectranetics”). The strategic decision to sell the Endovascular business was made to maximize the value of the Company’s Endovascular business by forming a strategic relationship with Spectranetics which the Company believes is well positioned to maximize the adoption of the Company’s technologies in the thrombus removal and chronic total occlusion markets. This relationship is similar to the Company’s other partnerships in the biomaterials market and allows Kensey Nash to focus on its core competencies in R&D, regulatory, clinical development and manufacturing while utilizing the strengths of the partners’ existing well-established sales and marketing organizations.

Pursuant to an Asset Purchase Agreement, dated as of May 12, 2008, the Company sold to Spectranetics the assets related to the QuickCat™, ThromCat® and SafeCross® product lines, including its European subsidiary Kensey Nash Europe GmbH, for $10.0 million in cash. Under the terms of the Asset Purchase Agreement, Spectranetics will pay the Company an additional $6.0 million once cumulative sales of the acquired products reach $20.0 million, and may pay the Company up to an additional $8.0 million upon the achievement of certain milestones, as described below.

On May 30, 2008, the Company and Spectranetics also entered into a Manufacturing and Licensing Agreement pursuant to which the Company will manufacture for Spectranetics the endovascular products acquired by Spectranetics under the Asset Purchase Agreement, and Spectranetics will purchase such products exclusively from the Company for specified time periods ranging from six months for QuickCat™ to three years for ThromCat® and SafeCross®. The arrangement to manufacture ThromCat® and SafeCross® may be extended beyond the initial three-year manufacturing period by agreement of the parties. During that time, Spectranetics will pay transfer prices for the products based on the Company’s cost to manufacture such products plus a percentage of the end user sales price of the ThromCat and SafeCross products. Additionally, after the Company’s manufacture of the ThromCat and SafeCross products is transferred to Spectranetics, Spectranetics will be obligated to pay the Company a royalty on the sales of such products. The amount of this royalty will be based upon the timing and reason for the manufacturing transfer, and in certain cases, upon the amount of revenue generated by the ThromCat and SafeCross products during the applicable year. The royalty is subject to reduction depending upon the scope of the patent protection obtained for the ThromCat product. After the Company’s manufacture of the QuickCat product has transferred to Spectranetics, Spectranetics will have no obligation to make additional payments to the Company related to future sales of the QuickCat product.

Also, on May 30, 2008 the Company and Spectranetics entered into a Development and Regulatory Services Agreement pursuant to which the Company will conduct work to develop and obtain regulatory approval from the FDA for certain next-generation SafeCross® and ThromCat® products at the Company’s expense on behalf of Spectranetics. Spectranetics will own all intellectual property resulting from this development work. If clinical studies are required to obtain approval from the FDA for those next-generation products, the costs will be shared equally by the Company and Spectranetics. Spectranetics will pay the Company up to $8.0 million upon completion of such product development activities and regulatory approvals for certain of the next-generation products.

The Company received the initial $10.0 million in cash proceeds under the Asset Purchase Agreement. The assets, liabilities and stockholders’ equity related to the Endovascular business sold to Spectranetics were as follows:

Carrying Value Prior to Disposition
Trade receivables	$898,835
Inventory	270,036
Prepaid expenses and other	107,239
Net property, plant and equipment	2,213,815
Acquired patents and other intangibles	1,319,513
Goodwill	6,357,651
Total liabilities and stockholders’ equity	(147,478)

Total	$11,019,611

The Company incurred additional expenses in connection with the sale as follows:

Cost Incurred For the Year Ended June 30, 2008
Severance and other one-time termination benefits	$2,447,006
Transaction fees	2,151,459
Other asset impairment charges	1,400,777
Inventory upgrade liability	792,000
Contract termination fees	290,454

Total	$7,081,696

The Company received the initial cash payment of $10.0 million for the sale of its Endovascular business, including the stock of Kensey Nash Europe GmbH, in exchange for net tangible assets of $3.3 million and intangible assets of $1.3 million. In addition the Company reduced goodwill by $6.4 million and recorded other asset impairment charges totaling approximately $1.4 million and recognized transaction related costs of approximately $3.2 million, including transaction and contract termination fees and an obligation to upgrade existing inventory under the Development and Regulatory Services Agreement. Also in conjunction with the transaction, the Company recorded a one-time charge of approximately $2.4 million associated with severance and other related costs.

Upon the closing of the transaction, and as a result of the components described above, the Company recognized $8.1 in net charges related to the sale of its Endovascular business. This loss does not include the future benefit of achieving future milestones or royalties to be received under the Agreements, which is expected to exceed the cost of accomplishing such milestones.

The following table shows the charges resulting from the sale of the Company’s Endovascular business on each operating expense category in the Consolidated Statements of Income for fiscal 2008:

Fiscal Year Ended June 30, 2008
Cost of products sold	$2,012,734
Research and development	10,250
Sales and marketing	2,382,915
General and administrative	2,482,929
Loss on sale of endovascular assets	1,212,478

Total sale of endovascular business charges	$8,101,306

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of fiscal 2008, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of June 30, 2008, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

Inherent Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kensey Nash Corporation

Exton, Pennsylvania

We have audited the internal control over financial reporting of Kensey Nash Corporation and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2008 of the Company and our report dated September 15, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

September 15, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information under the captions “Proposal 1—Election of Directors,” “—Nominees,” “—Other Directors,” “—Board Committees,” “—Executive Officers,” “—Corporate Governance Policies and Procedures,” and “—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders scheduled to be held on December 10, 2008 (the 2008 Proxy Statement), which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2008, or October 28, 2008, pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to the information under the caption “Proposal 1—Election of Directors—Director Compensation” and “—Executive Compensation” in the 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Stockholders,” and “—Equity Compensation Plan Information” in the 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Certain Transactions” in the 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption “Proposal 2—Ratification of Appointment of Auditors—Independent Auditor Fees” in the 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)    CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Incorporated by reference to Item 8 of this Report on Form 10-K.

15(b)    FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not required, are not applicable or the information is scheduled in our financial statements or notes thereto.

15(c)    EXHIBITS

Exhibit #	Description
2.1	Asset Purchase Agreement dated September 1, 2000 by and among Kensey Nash Corporation, THM Acquisition Sub, Inc., THM Biomedical, Inc. and the stockholders of THM Biomedical, Inc. (8)

3.1	Amended and Restated Certificate of Incorporation of Kensey Nash Corporation (1)

3.2	Second Amended and Restated Bylaws of Kensey Nash Corporation, as amended (11)

4.1	Specimen stock certificate representing Kensey Nash Corporation common stock (1)

10.1	Sixth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan and form of Stock Option Agreement† (5)

10.2	Kensey Nash Corporation Fourth Amended and Restated Nonemployee Directors' Stock Option Plan and form of Stock Option Agreement† (3)

10.3	Form of Directors’ Indemnification Agreement (1)

10.4	Employment Agreement dated June 27, 2007, by and between Kensey Nash Corporation and Joseph W. Kaufmann† (10)

10.5	Employment Agreement dated May 11, 2006, by and between Kensey Nash Corporation and Wendy F. DiCicco, CPA† (8)

10.7	Employment Agreement dated June 27, 2007, by and between Kensey Nash Corporation and Douglas G. Evans, P.E.† (10)

10.10	License Agreement (United States) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products Corporation (assumed by St. Jude Medical) (1)

10.11	License Agreement (Foreign) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products Corporation (assumed by St. Jude Medical) (1)

10.12	Tenant Lease dated November 19, 1996, by and between Kensey Nash Corporation and Marsh Creek Associates One and Lease Amendment dated January 3, 2000 (4)

10.14	Amendment to the Development and Distribution Agreement dated February 28, 2005 between Kensey Nash Corporation and Orthovita, Inc. (6)

10.15	Supply Agreement, dated June 15, 2005, by and between Kensey Nash Corporation and St. Jude Medical, Daig Division, Inc. (7)

10.16	Secured Commercial Mortgage, dated May 25, 2006, between Kensey Nash Corporation and Citibank, F.S.B. (9)

Exhibit #	Description
10.17	Swap Agreement, dated May 24, 2006, between Kensey Nash Corporation and Citibank, N.A. (9)

10.18	Form of Stock Option Agreement† (2)

10.19	Form of [Cash Settled] Stock Appreciation Rights Agreement† (2)

10.20	Settlement Agreement dated October 24, 2007 (12)

10.21	Confidentiality Agreement dated October 24, 2007 (13)

10.22	Asset Purchase Agreement dated May 12, 2008 by and among Kensey Nash Corporation, ILT Acquisition Sub, Inc., Kensey Nash Holding Corporation and Spectranetics Corporation (14)

21.1	Subsidiaries of Kensey Nash Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-1, Registration No. 33-98722.
(2)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Current Report on Form 8-K filed with the SEC on December 6, 2006.
(3)	This exhibit is incorporated by reference to Exhibit 4.5 in our Registration Statement on Form S-8, Registration No. 333-71050.
(4)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Registration Statement on Form S-3, Registration No. 333-35494.
(5)	This exhibit is incorporated by reference to Exhibit Numbers 10.1 and 10.2 in our Current Report on Form 8-K filed with the SEC on December 5, 2007.
(6)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
(7)	This exhibit is incorporated by reference to Exhibit Number 10 in our Current Report on Form 8-K filed with the SEC on June 21, 2005.
(8)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Annual Report on Form 10-K for the annual period ended June 30, 2006.
(9)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Current Report on Form 8-K filed with the SEC on June 1, 2006.
(10)	This exhibit is incorporated by reference to the exhibit with the same Exhibit Number in our Current Report on Form 8-K filed with the SEC on July 3, 2007.
(11)	This exhibit is incorporated by reference Exhibit Number 3.2 in our Current Report on Form 8-K filed with the SEC on December 21, 2007.
(12)	This exhibit is incorporated by reference to Exhibit Number 10.1 in our Current Report on Form 8-K filed with the SEC on October 24, 2007.
(13)	This exhibit is incorporated by reference to Exhibit Number 10.2 in our Current Report on Form 8-K filed with the SEC on October 24, 2007.
(14)	This exhibit is incorporated by reference to Exhibit Number 10.1 in our Current Report on Form 8-K filed with the SEC on May 16, 2008.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of September 2008.

KENSEY NASH CORPORATION

By:	/s/ WENDY F. DICICCO, CPA
Wendy F. DiCicco, CPA
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of September 2008.

Signature	Titles

/s/ JOSEPH W. KAUFMANN Joseph W. Kaufmann	Chief Executive Officer (principal executive officer), President, Secretary and Director

/s/ JOHN E. NASH, P.E. John E. Nash, P.E.	Vice President of New Technologies and Director Emeritus

/s/ DOUGLAS G. EVANS, P.E. Douglas G. Evans, P.E.	Chief Operating Officer, Assistant Secretary and Director

/s/ WENDY F. DICICCO, CPA Wendy F. DiCicco, CPA	Chief Financial Officer (principal financial and accounting officer)

/s/ ROBERT J. BOBB Robert J. Bobb	Director

/s/ HAROLD N. CHEFITZ Harold N. Chefitz	Director

/s/ WALTER R. MAUPAY, JR. Walter R. Maupay, Jr.	Director

/s/ C. MCCOLLISTER EVARTS, M.D. C. McCollister Evarts, M.D.	Director

/s/ STEVEN J. LEE Steven J. Lee	Director

/s/ CEASAR N. ANQUILLARE Ceasar N. Anquillare	Director

/s/ JEFFREY C. SMITH Jeffrey C. Smith	Director