Form 10-Q
period 2008-09-30
KENSEY NASH CORP
filed 2008-11-10
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008

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

As of October 31, 2008, there were 11,617,678 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,633,842	$48,706,232
Investments (See Note 2)	9,314,386	14,789,909
Trade receivables, net of allowance for doubtful accounts of $14,553 and $14,713 at September 30, 2008 and June 30, 2008, respectively	4,962,625	6,617,156
Royalties receivable	6,684,619	7,010,404
Other receivables (including approximately $18,000 and $1,379,000 at September 30, 2008 and June 30, 2008, respectively, due from employees)	239,304	2,020,295
Inventory (See Note 3)	10,421,558	9,270,864
Deferred tax asset, current portion	4,395,927	4,277,864
Prepaid expenses and other	2,027,844	1,859,958

Total current assets	106,680,105	94,552,682

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	4,883,591
Building	45,881,965	45,869,376
Machinery, furniture and equipment	29,006,596	28,494,805
Construction in progress—facility	304,793	135,619
Construction in progress	505,563	362,664

Total property, plant and equipment	80,582,508	79,746,055
Accumulated depreciation	(21,448,875)	(20,147,747)

Net property, plant and equipment	59,133,633	59,598,308

OTHER ASSETS:
Deferred tax asset, non-current portion	—	—
Acquired patents and other intangibles, net of accumulated amortization of $4,962,751 and $4,788,389 at September 30, 2008 and June 30, 2008, respectively (See Note 5)	3,383,615	3,807,977
Goodwill (See Note 7)	4,366,273	4,366,273
Other non-current assets	100,026	103,324

Total other assets	7,849,914	8,277,574

TOTAL	$173,663,652	$162,428,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,113,599	$2,049,318
Accrued expenses (See Note 8)	7,200,178	6,922,904
Other current liabilities	605,634	686,267
Current portion of debt (See Note 9)	1,399,997	1,399,997
Deferred revenue	491,748	601,131

Total current liabilities	11,811,156	11,659,617

OTHER LIABILITIES:
Long-term debt (See Note 9)	32,433,333	32,783,333
Deferred revenue, non-current	123,491	304,939
Deferred tax liability, non-current	564,458	420,598
Other non-current liabilities	2,774,887	2,690,421

Total liabilities	47,707,325	47,858,908

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at September 30, 2008 and June 30, 2008	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,892,708 and 11,640,221 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	11,893	11,640
Capital in excess of par value	81,547,714	75,242,265
Retained earnings	46,266,153	41,018,596
Accumulated other comprehensive loss	(1,869,433)	(1,702,845)

Total stockholders’ equity	125,956,327	114,569,656

TOTAL	$173,663,652	$162,428,564

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,
	2008	2007
REVENUES:
Net sales
Biomaterial sales	$12,671,939	$10,167,299
Endovascular sales	791,786	1,364,230

Total net sales	13,463,725	11,531,529
Royalty income	6,685,958	6,070,888

Total revenues	20,149,683	17,602,417

OPERATING COSTS AND EXPENSES:
Cost of products sold	5,713,455	5,644,149
Research and development	4,423,749	4,932,003
Selling, general and administrative	2,285,599	7,576,590

Total operating costs and expenses	12,422,803	18,152,742

INCOME/(LOSS) FROM OPERATIONS	7,726,880	(550,325)

OTHER INCOME/(EXPENSE):
Interest income	478,744	333,026
Interest expense	(499,275)	(102,587)
Other income/(expense)	148,350	(4,096)

Total other income—net	127,819	226,343

INCOME/(LOSS) BEFORE INCOME TAX	7,854,699	(323,982)
Income tax (expense)/benefit	(2,607,142)	101,640

NET INCOME/(LOSS)	$5,247,557	$(222,342)

BASIC EARNINGS/(LOSS) PER SHARE	$0.45	$(0.02)

DILUTED EARNINGS/(LOSS) PER SHARE	$0.43	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,767,792	11,967,302

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,299,890	11,967,302

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE, JUNE 30, 2008	11,640,221	$11,640	$75,242,265	$41,018,596	$(1,702,845)		$114,569,656
Exercise/issuance of:
Stock options	251,997	252	4,456,454				4,456,706
Nonvested stock awards	490	1	(1)				—
Tax benefit from exercise/issuance of:
Stock options			1,436,625				1,436,625
Nonvested stock awards			821				821
Employee stock-based compensation:
Stock options			342,376				342,376
Nonvested stock awards			69,174				69,174
Net income				5,247,557		$5,247,557	5,247,557
Change in unrealized loss on investments (net of tax)					1,106	1,106	1,106
Interest rate swap unrealized loss (net of tax)					(167,694)	(167,694)	(167,694)

Comprehensive income						$5,080,969

BALANCE, SEPTEMBER 30, 2008 (Unaudited)	11,892,708	$11,893	$81,547,714	$46,266,153	$(1,869,433)		$125,956,327

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income/(loss)	$5,247,557	$(222,342)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,814,891	1,772,380
Stock-based compensation (See Note 13):
Stock options	290,750	1,054,579
Nonvested stock awards	83,565	1,855,912
Cash-settled stock appreciation rights	(80,633)	796,571
Tax benefit/(deficiency) from exercise/issuance of:
Stock options	1,436,625	146,559
Nonvested stock awards	821	(189,747)
Excess tax benefits from share-based payment arrangements	(968,302)	(40,234)
Cash-settled stock appreciation rights (SAR) exercise/repurchase/other	—	(441,614)
(Income)/Loss on disposal/retirement of property, plant and equipment	(9,231)	1,730
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable	2,387,329	331,156
Deferred tax asset	(118,063)	(502,722)
Prepaid expenses and other current assets	(182,277)	(482,803)
Inventory	(1,150,694)	(1,501,383)
Accounts payable and accrued expenses	393,181	342,533
Deferred revenue	(109,383)	(114,181)
Deferred tax liability, non-current	143,860	(129,671)
Deferred revenue, non-current	(384,151)	(25,889)
Other current liabilities	—	441,971
Other non-current liabilities	119,475	(74,745)

Net cash provided by operating activities	8,915,320	3,018,060

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(887,291)	(1,061,117)
Additional MacroPore Biosurgery, Inc. acquisition costs	—	(62,298)
Purchase of proprietary rights	—	(150,000)
Sale of investments	5,450,595	3,520,000
Purchase of investments	—	(6,142,965)

Net cash provided by/(used) in investing activities	4,563,304	(3,896,380)

FINANCING ACTIVITIES:
Repayments of long term debt	(350,000)	—
Excess tax benefits from share-based payment arrangements	968,302	40,234
Proceeds from exercise of stock options	5,830,684	699,224

Net cash provided by financing activities	6,448,986	739,458

EFFECT OF EXCHANGE RATE ON CASH	—	58,663
INCREASE/(DECREASE) IN CASH	19,927,610	(80,199)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,706,232	7,087,969

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,633,842	$7,007,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $63,060 and $31,298 at September 30, 2008 and 2007, respectively)	$501,097	$100,412

Cash paid for income taxes	$29,915	$—

Retirement of fully depreciated property, plant and equipment	$92,434	$43,689

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (fiscal 2008).

The Condensed Consolidated Statements of Income for the three month periods ending September 30, 2008 and 2007 have been reclassified to reflect aggregated selling, general and administrative expenses, which were previously separated. These costs have been aggregated due to the elimination of the Company’s direct sales and marketing efforts for its endovascular products after the sale of these product lines to The Spectranetics Corporation in May of 2008. There was no impact on amounts presented for income/(loss) from operations.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). In addition, the Company follows the provisions of Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21), for certain collaborative arrangements containing multiple revenue elements which were entered into, or materially amended, after June 30, 2003. Sales revenue is recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including credits and discounts. The Company had net sales returns provisions, credits and discounts of $16,000 and $2,598 for the three months ended September 30, 2008 and 2007, respectively.

Royalty Income

The Company generally recognizes its royalty revenue at the end of each month, when the relevant net total end-user product sales dollars are reported to the Company for the month. Royalty payments are generally received within 45 days after the end of each calendar quarter.

Geographic Information

The Company’s revenues are categorized geographically below. Revenues are attributed to a country based on the location of the customer. The Company’s business is not directly dependent on foreign operations as the Company’s sales to customers outside the U.S. are not significant. However, a portion of the Company’s revenues, including sales and royalties, are dependent on U.S. based customers selling to end-users outside the U.S. No one country where the Company sells its products, other than the U.S., represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.:

	Revenues for the three month period ended September 30,
	2008	2007
United States	$20,065,203	$17,047,803
Other foreign countries	84,480	554,614

Total	$20,149,683	$17,602,417

Earning/(Loss) Per Share

Earnings/(loss) per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. Options and nonvested stock awards to purchase shares of the Company’s Common Stock that were outstanding for the three months ended September 30, 2008 and 2007, but were not included in the computation of diluted EPS because the options and nonvested stock awards would have been antidilutive are shown in the table below:

	Three months ended September 30,
	2008	2007
Number of Options and Awards	480,843	1,567,028

Option and Award Price Range	$28.02 - $35.71	$7.625 - $25.55

Due to the Company’s net loss for the quarter ended September 30, 2007, all common equivalent shares would have been antidilutive. Therefore, common equivalent shares from options have been excluded from the diluted computation for that quarter.

New Accounting Pronouncements

Adopted:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a standard definition for fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is its 2009 fiscal year. In September 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to provide clarification of the application of SFAS 157 in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset in such a non-active market. The initial adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flow. See Note 10 for information and a discussion relating to the Company’s adoption of SFAS 157 as of July 1, 2008 for financial assets and financial liabilities.

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

In June 2007, the FASB ratified the consensus reached by the EITF on Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement. Nonrefundable advance payments for future research and development activities for materials, equipment, facilities and purchased intangible assets that have an alternative future use (in research and development projects or otherwise) will continue to be recognized in accordance with the guidance in SFAS 2. Refundable advance payments for future research and development activities are excluded from the scope of EITF 07-3. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and applies to new contracts entered into on, or after, the effective date. On July 1, 2008, the Company’s adoption of EITF 07-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

To Be Adopted:

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008, which for the Company is its 2010 fiscal year. The Company has not yet assessed the impact the adoption of FSP No. 157-2 will have on its financial position, results of operations or cash flows.

In November 2007, the FASB ratified the consensus reached by the EITF on Issue 07-1: Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1). This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company is its 2010 fiscal year. This issue addresses the income statement classification of payments made between parties in a collaborative arrangement. The adoption of EITF 07-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (SFAS 141(R)). SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, which for the Company is its 2010 fiscal year. The Company has not yet assessed the impact the adoption of SFAS 141(R) will have on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which for the Company is its third quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 161 will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources for generally accepted accounting principles (GAAP) in the U.S. (U.S. GAAP) and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2 – Investments

Investments as of September 30, 2008 consisted of high quality municipal obligations. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets, and as such, its portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Note 11) and realized gains and losses included in other income. See Note 10 for the fair value disclosure of these financial assets. The following is a summary of available-for-sale marketable securities as of September 30, 2008 and June 30, 2008:

	September 30, 2008
Description	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Municipal Obligations	$9,415,548	$20,062	$(121,224)	$9,314,386

Total Investments	$9,415,548	$20,062	$(121,224)	$9,314,386

	June 30, 2008
Description	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Municipal Obligations	$14,891,581	$37,233	$(138,905)	$14,789,909

Total Investments	$14,891,581	$37,233	$(138,905)	$14,789,909

The Company’s investments included in the municipal obligations category as of September 30, 2008 have maturities ranging from less than one year to approximately four years.

Certain investment securities included in the municipal obligations category shown below currently have fair values less than their amortized costs and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any Company or industry specific event. As of September 30, 2008, there were 7 out of 13 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated within the municipal obligations category, as of September 30, 2008 were as follows:

Description	Loss < 12 months		Loss > or equal to 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal Obligations	$5,020,189	$(104,374)	$1,019,910	$(16,850)	$6,040,099	$(121,224)

Total Investments	$5,020,189	$(104,374)	$1,019,910	$(16,850)	$6,040,099	$(121,224)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory includes the cost of material, labor and overhead utilized in the processing of the Company’s products and was as follows as of September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Raw materials	$7,377,564	$6,875,782
Work in process	2,016,852	1,625,821
Finished goods	2,551,097	1,917,114

Gross inventory	11,945,513	10,418,717
Provision for inventory obsolescence	(1,523,955)	(1,147,853)

Inventory	$10,421,558	$9,270,864

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

Note 4 – Select Customer Agreements

St Jude Medical, Inc.

The License Agreements – Under two License Agreements (one each for U.S. and foreign territories), St. Jude Medical has exclusive worldwide rights to manufacture and market all current and future versions of the Angio-SealTM vascular closure device (the Angio-Seal). Under the license agreements the Company receives an approximate 6% royalty on the sales price of every Angio-Seal unit sold by St. Jude Medical.

The Component Supply Contract – Under a supply contract executed with St. Jude Medical in 2005, the Company is the exclusive supplier of 100% of the collagen plug and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement, which expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for the Company’s ongoing investments in collagen research and development. As of September 30, 2008, the Company had recognized $813,073 of this $1.0 million and the remaining $186,927 was recorded as deferred revenue and will be recognized over the remaining period of the contract.

Orthovita, Inc.

In fiscal 2003, the Company entered into a development, manufacturing and supply agreement with Orthovita under which the Company develops and commercializes products based on Orthovita’s proprietary Vitoss® bone graft substitute material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, products are co-developed. The Company manufactures the products and Orthovita markets and sells the products worldwide. Also under the Orthovita Agreement, the Company receives a royalty payment on all co-developed Vitoss® Foam products based upon Orthovita’s total end-user net sales of such products.

In a separate transaction in August 2004, the Company acquired proprietary rights of a third party to the Vitoss technology. This acquisition included the economic rights of the third party, which include a royalty on all products sold containing the Vitoss technology.

Note 5 – Acquired Patents and Other Intangibles

The costs of internally developed patents are expensed when incurred due to the long development cycle for patents and the Company’s inability to measure the recoverability of these costs when incurred. From time to time, the Company has acquired portfolios of patents that it believes are beneficial to its ongoing businesses. These acquisitions have included a portfolio of puncture closure patents in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. (THM) in 2000, certain intellectual property and other rights related to the Vitoss product line acquired from a third party inventor in 2004, intangible assets acquired as part of the purchase of certain assets of IntraLuminal Therapeutics, Inc. (ILT) in 2006 (divested in May 2008 in conjunction with the sale of the Company’s Endovascular business, see Note 18) and most recently, certain assets of MacroPore Biosurgery, Inc. (MacroPore) in 2007 (See Note 6), among other smaller purchases.

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from approximately 1 to 8 years as of September 30, 2008. The gross carrying amount of such patents and intangible assets, as of September 30, 2008, was $8,346,366, with accumulated amortization of $4,962,751.

Amortization expense on these patents and intangible assets was $230,511 and $269,776 for the three month periods ended September 30, 2008 and 2007, respectively. The table below details the estimated amortization expense for the next five fiscal years on the patents and intangible assets acquired by the Company:

Fiscal year ending June 30,	Amortization Expense
2009	$928,874
2010	967,960
2011	843,771
2012	563,015
2013	176,278

Note 6 – Acquisitions

MacroPore Biosurgery, Inc. In May 2007, the Company acquired certain assets of MacroPore, a leading developer of bioresorbable products targeted for spinal, craniofacial and orthopaedic surgery applications, for approximately $3.2 million cash plus cash acquisition costs of $187,988. The acquisition had been accounted for under the purchase method of accounting and MacroPore’s results of operations are included in those of the Company since the date of acquisition

The valuation of the purchase price allocation represents the estimated fair market value based on risk-adjusted cash flows related to the identifiable assets, with the excess of the cost over net assets acquired allocated to goodwill. Management is responsible for the valuation and considered a number of factors including internal and third party valuations and appraisals, when estimating fair value.

The following is a summary of the purchase price allocation:

Inventory	$56,535
Machinery, furniture and equipment	574,482
Intangible asset (customer relationship)	1,650,000
Excess of cost over net assets acquired (goodwill)	1,081,970

$3,362,987

The identified customer relationship intangible asset of $1,650,000 is being amortized over the five-year term of the manufacturing, development and supply agreement with this leading orthopaedic device company. The gross carrying amount of the acquired intangible asset at September 30, 2008 was $1,650,000 with accumulated amortization of $440,000. Amortization expense on the acquired intangible assets was $82,500 and $82,667 for the three months ended September 30, 2008 and 2007, respectively, and is included within general and administrative expense.

Note 7 – Goodwill

The Company accounts for goodwill under the provisions of SFAS 142, Goodwill and Other Intangible Assets (FAS 142). Under SFAS 142, goodwill is not amortized but is subject to annual impairment tests. The Company has established its annual impairment testing date as June 30 of each fiscal year. The most recent tests as of June 30, 2008, 2007 and 2006 indicated that goodwill was not impaired.

Goodwill represents the excess of cost over the fair market value of the identifiable net assets of THM, a company acquired in September 2000, and from MacroPore, acquired in May 2007 (See Note 6).

The net carrying amount of goodwill remained unchanged for the period ended September 30, 2008 from the year ended June 30, 2008. The balance as of September 30, 2008 was $4,366,273.

Note 8 – Accrued Expenses

As of September 30, 2008 and June 30, 2008, accrued expenses consisted of the following:

	September 30, 2008	June 30, 2008
Accrued payroll and related compensation	$3,816,621	$3,474,027
Accrued Spectranetics transaction closing costs (See Note 18)	1,814,523	2,659,858
Other	1,569,034	789,019

Total	$7,200,178	$6,922,904

Note 9 – Debt

Secured Commercial Mortgage – On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage provided the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the Draw Period) and is secured by the Company’s facility and land in Exton, Pennsylvania. On May 25, 2006 and November 23, 2007, the Company took $8 million and $27 million advances, respectively, under the Mortgage, both of which bear interest at LIBOR plus a 0.82% Loan Credit Spread. Under the Mortgage, the Company was required to pay interest only on the outstanding principal amount during the Draw Period. Beginning December 25, 2007, the Company began paying principal and interest based on a 25 year straight-line amortization schedule. At September 30, 2008, the outstanding mortgage balance, net of principal payments, was $33.8 million.

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

Interest Rate Swap Agreement – In order to hedge its interest rate risk under the Mortgage, the Company also entered into a $35 million aggregate 10-year fixed interest rate swap agreement (the Swap) with Citibank, N.A. The Company is using the Swap as a cash flow hedge of the Company’s interest payments under the Mortgage. The Swap converts the variable LIBOR portion of the Mortgage payments to a fixed rate of 6.44% (5.62% fixed interest rate plus a 0.82% Loan Credit Spread). If the critical terms of the Swap or the hedge item do not change, the Swap will be considered to be highly effective in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137, No. 138 and No. 149, with all changes in fair value included in other comprehensive income/(loss). As of September 30, 2008 and June 30, 2008, the fair value of the Swap was in an unrealized loss position of $2,774,887 ($1,803,677, net of tax) and $2,487,718 ($1,641,894, net of tax), respectively and was included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

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

Cash Flow Hedge – The Swap is classified as a cash flow hedge due to the hedging of forecasted interest rate payments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, No. 138 and No. 149 and is recorded in the Condensed Consolidated Balance Sheet at fair value.

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

For the three month periods ended September 30, 2008 and 2007, no amounts were recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The amount reported as an unrealized loss on interest rate swap in the accumulated other comprehensive income/(loss) account within stockholders’ equity represents the net unrealized loss on the Swap, which has been designated as a cash flow hedge. The Company does not anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions occur.

Note 10 – Fair Value of Financial Assets and Financial Liabilities

Effective July 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and financial liabilities. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of September 30, 2008, the Company held certain financial assets and financial liabilities that are required to be measured at fair value on a recurring basis, as described below. The Company had no such financial assets or financial liabilities that were subject to a measurement on a nonrecurring basis as of September 30, 2008.

Assets:

As of September 30, 2008, the Company held money market funds, which are classified along with the Company’s cash balances within the Condensed Consolidated Financial Statements line “cash and cash equivalents,” and available-for-sale marketable securities, both of which are valued at quoted prices in active markets. The Company’s available-for-sale marketable securities consist solely of municipal bonds (See Note 2). The Company considers its money market funds and available-for-sale marketable securities to be valued using Level 1 measurements.

Liabilities:

The Company has an interest rate swap, which is within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (See Note 9). The Company has valued the Swap using information provided from dealer quotes. In determining the fair value measurement, the Company has assessed the counterparty’s creditworthiness and ability to perform on the transactions set forth in the Swap agreement. The fair value represents the estimated amount the Company would pay to exit the Swap Agreement, taking into consideration current interest rates and the collateralization of the Mortgage and the Swap by the land and building. The Company is not aware of any adverse Company or industry specific events that would impact the fair value measurement. The Company considers its derivative liability to be Level 2 measurements.

The following table provides information by level for financial assets and financial liabilities that are measured at fair value on a recurring basis, as defined by SFAS No. 157, as of September 30, 2008:

	Fair Value Measurements as of September 30, 2008
	Level 1	Level 2	Level 3
Assets
Money market funds	$68,935,486	$—	$—
Available-for-sale securities	$9,314,386	$—	$—

Total Assets	$78,249,872	$—	$—

Liabilities
Interest rate swap	$—	$2,774,887	$—

Total Liabilities	$—	$2,774,887	$—

Note 11 – Comprehensive Income/(Loss)

The Company accounts for comprehensive income/(loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive income/(loss) is shown in the Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2008 and June 30, 2008, and is comprised of net unrealized gains and losses on the Company’s available-for-sale marketable securities and the interest rate swap, as well as, foreign currency translation adjustments for the fiscal year ended June 30, 2008. The net tax benefit for the three months ended September 30, 2008 and for the fiscal year ended June 30, 2008 of other comprehensive income/(loss) was $120,073 and $697,758, respectively.

Note 12 – Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by various programs established by the Company’s Board of Directors. On September 25, 2007, the Company announced that its Board of Directors approved a stock repurchase program that replaced the Company’s existing program and allowed the Company to repurchase up to a total of $25 million of its issued and outstanding shares of Common Stock. On June 23, 2008, the Company announced that its Board of Directors had approved a new stock repurchase program to provide the Company with more flexibility to buy its own shares. The new stock repurchase program allows the Company to repurchase up to an additional $10 million of its issued and outstanding shares of Common Stock. Neither stock repurchase program has a specified expiration date. The repurchase programs do not require the Company to purchase any specific number of shares. Any purchases under the programs will depend on market conditions and may be commenced or suspended at any time or from time to time without prior notice.

As of September 30, 2008, there was $573,301 remaining for repurchase under the September 25, 2007 plan and $10 million available for repurchase under the most recently authorized program (the June 23, 2008 program). During the three month periods ended September 30, 2008 and 2007, no repurchases of stock were made.

Note 13 – Stock-Based Compensation

Total stock-based compensation expense for the three-month periods ended September 30, 2008 and 2007 was $293,682 and $3,707,062, respectively. Stock-based compensation for the three month period ended September 30, 2007 included an accelerated vesting charge of $2,992,878 as described below (See – Accelerated Vesting of all Equity Awards). The total income tax benefit recognized on the Condensed Consolidated Statements of Income for stock-based compensation costs was $102,789 and $1,260,401 for the three month periods ended September 30, 2008 and 2007, respectively. Compensation expense related to stock-based awards is classified on the Condensed Consolidated Statements of Income within the same line items as salary or consulting expense with respect to the award recipients, and is recorded over the awards’ relevant vesting periods. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of selling, general and administrative expense.

The Company has an Employee Incentive Compensation Plan (the Employee Plan), for officers, non-employee directors and employees of the Company. As of September 30, 2008, the total number of shares authorized for issuance under the Amended Employee Plan was 4,700,000, of which options to purchase a total of 1,715,087 shares of the Company’s Common Stock at a weighted average exercise price of $24.04 were outstanding, 30,709 nonvested stock awards were outstanding, options to purchase a total of 2,847,640 shares of the Company’s Common Stock had previously been exercised/issued, and 106,564 shares remained available for new awards under the Employee Plan.

Consequently, the Board of Directors has approved and proposes that the Company’s stockholders approve, at the Annual Meeting to be held on December 10, 2008, amending and restating the Employee Plan as the Seventh Amended and Restated Employee Incentive Compensation Plan (the Amended Plan). The Amended Plan, if approved, would provide for among other things an increase in the number of shares of Common Stock authorized for issuance by 700,000 shares (raising the total number provided under the plan to 5,400,000), only 100,000 shares of which may be issued as nonvested stock, bonus stock or stock-based awards other than stock options or SARs.

The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). As of September 30, 2008 a total of 410,000 shares were authorized for issuance under the Directors’ Plan. Nonqualified options to purchase a total of 288,000 shares of the Company’s Common Stock at a weighted average exercise price of $20.80 were outstanding, and options to purchase a total of 122,000 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. As a result, no shares remained available for new awards under the Directors’ Plan. Awards previously granted to non-employee directors are now granted under the Employee Plan.

Accelerated Vesting of all Equity Awards

As a result of a “change in control” as defined in the Employee Plan, on August 30, 2007 all outstanding unvested stock options, cash-settled stock appreciation rights (SARs) and non-vested stock awards outstanding under the Employee Plan, vested (and, in the case of stock options and SARs, became exercisable) in full. This “change in control” was triggered by the acquisition on August 30, 2007 by affiliates of Ramius Capital Group, L.L.C. of more than 20 percent of the Company’s outstanding Common Stock, as reported by Ramius in filings with the SEC.

As part of the accelerated vesting, unvested stock option grants to purchase 114,405 shares of the Company’s Common Stock became fully vested and exercisable. Of these options, non-employee members of the Board of Directors held options to purchase 37,500 shares, and non-executive officer employees held options to purchase the remaining 76,905 shares. There were no unvested stock options held by executive officers. Compensation expense of $938,975 that would otherwise have been recorded over a weighted average period of 1.85 years, or $619,724 net of related tax effects, was recognized as an accelerated vesting charge primarily during the quarter ended September 30, 2007.

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

A total of 94,537 shares of nonvested stock awards became fully vested and were released at a market value of $23.97 per share, the closing price of the Company’s Common Stock on August 30, 2007. Non-employee members of the Board of Directors held 34,780 shares, 45,031 shares were held by executives, and other employees held the remaining 14,726 shares. Compensation expense of $1,624,143, or $1,071,934 net of related tax effects, that otherwise would have been recorded over a weighted average period of 1.36 years was recognized during the first quarter ended September 30, 2007 as an accelerated vesting charge.

Stock Options

Stock options have been granted to employees and members of the Board of Directors of the Company, as well as non-employee outside consultants. For the three months ended September 30, 2008 and 2007, the Company recognized expense of $290,750 and $1,054,579 (including the accelerated vesting charge of $938,975 as described above), respectively related to stock options. As of September 30, 2008, there was $5,748,660 of unrecognized compensation cost related to unvested stock options granted under the two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.57 years.

A summary of the stock option activity under both plans for the three months ended September 30, 2008, is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2008	1,639,044	$21.62	$17,547,996	310,500	$20.43	$3,607,560
Granted	318,120	$32.23		—	$—
Cancelled	(12,580)	$28.02		—	$—
Exercised	(229,497)	$17.88		(22,500)	$15.70

Balance at September 30, 2008	1,715,087	$24.04	$13,564,832	288,000	$20.80	$3,098,838

Exercisable portion	1,155,807	$20.95	$12,705,657	288,000	$20.80	$3,098,838

Available for future grant	106,564			—

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Options are exercisable over a maximum term of 10 years from the date of grant and typically vest over periods of zero to three years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected terms of options are derived from historical exercise behavior and represent the periods of time that options granted are expected to be outstanding.

Three Months Ended September 30, 2008
Dividend yield	0%
Expected volatility	35%
Risk-free interest rate	1.660% - 3.492%
Expected lives:	0.25 - 6.28

During the three months ended September 30, 2008, the Company granted options at fair market value to purchase 318,120 shares of the Company’s Common Stock to employees of the Company. These options were valued at an average of $12.57 per share on the grant date using the fair value assumptions listed above and will be expensed over a zero to three-year vesting period.

The following table summarizes significant option groups outstanding under both the Employee Plan and Directors’ Plan as of September 30, 2008 and related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at September 30, 2008	Remaining Contractual Life	Wghtd Avg Exercise Price	Number of Shares at September 30, 2008	Wghtd Avg Exercise Price
$8.750 - $14.580	736,514	2.61	$13.89	736,514	$13.89
$18.940 - $30.150	706,053	6.57	$26.19	456,293	$25.19
$30.460 - $35.710	560,520	8.01	$33.00	251,000	$33.80

	2,003,087			1,443,807

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers, certain other members of management of the Company and a non-employee outside consultant pursuant to the Employee Plan. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. For the three months ended September 30, 2008 and 2007, the Company recognized expense of $83,565 and $1,855,912 (including an accelerated vesting charge of $1,624,143 as described above) respectively, related to nonvested stock awards. As of September 30, 2008, there was an estimated $670,000 of unrecognized compensation cost related to nonvested stock awards granted under the Employee Plan. That cost is expected to be recognized over a weighted average period of 2.10 years.

The following table outlines the nonvested stock awards activity for the three months ended September 30, 2008.

	Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2008	31,199	$29.37
Issued:
Non-employee Directors	(490)	29.37

Balance September 30, 2008	30,709	$29.37

Since December 2005, all nonvested stock grants awarded to non-employee members of the Board of Directors were to vest solely on continuation of service, subject to acceleration as discussed above.

The nonvested shares granted to executive officers and other members of management were to vest in three equal annual installments based solely on continued employment with the Company, subject to acceleration as discussed above. Nonvested shares are generally forfeited upon termination of employment.

Cash-Settled Stock Appreciation Rights

Cash-settled stock appreciation rights (SARs) have been granted to executive officers and eligible employees of the Company. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of the Company’s Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of the Company’s Common Stock on the date of grant. For the three months ended September 30, 2008 the Company recognized a total decrease to expense of $80,633 due to the change in the fair value of SARs. For the three months ended September 30, 2007 the Company recognized expense of $796,571, which included an accelerated vesting charge of $429,760.

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

As of September 30, 2008, the average fair market value of each remaining SAR was $5.78 and the related liability for all remaining SARs was $605,635. These SARs will continue to be remeasured at each reporting period until all awards are settled.

There was no cash-settled SAR award activity for the three months ended September 30, 2008.

	Shares	Weighted Average Price Per Share
Balance June 30, 2008	104,700	$31.35
Granted	—	—
Exercised	—	—
Cancelled	—	—

Balance September 30, 2008	104,700	$31.35

The fair value of each SAR is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. SARs are exercisable over a maximum term of five years from the date of grant and were to vest over a period three years from the grant date, subject to acceleration as discussed above. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate SAR employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of cash-settled SARs has been determined using the simplified method in accordance with Question 6 of SEC SAB 107 Topic 14.0.2, “Expected Term,” until such time that historical exercise behavior can be established. The Company believes that this calculation provides a reasonable estimate of the expected term. On December 12, 2007, SAB 110 was issued to extend the simplified method beyond 2007 for those companies that have concluded that their own historical exercise experience is not sufficient to provide a reasonable basis. The risk-free rate for periods within the contractual life of the SAR is based on U.S. treasuries with constant maturities in effect at the time of grant.

	Three Months Ended September 30,
	2008	2007
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	1.995% - 2.451%	4.01% - 4.86%
Expected lives	1.50 - 1.59	2.0 - 2.85

Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R), which classifies these awards as liabilities. Accordingly, the Company records these awards as a component of other current liabilities on the Condensed Consolidated Balance Sheets. For liability awards, the fair value of the award, which determines the measurement of the liability on a balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. (See “Accelerated Vesting of all Equity Awards” above).

Note 14 – Retirement Plan

The Company has a voluntary 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees who are at least 21 years of age are eligible to participate. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total salaried compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three months ended September 30, 2008 and 2007 were $100,761 and $121,965, respectively.

Note 15 – Opportunity Grant

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania (the Department). This grant was awarded to the Company for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant was conditioned upon the following: (1) the Company would create 238 full-time jobs within five years, beginning April 1, 2003, (2) the Company would invest at least $54,250,000 in total project costs, including, but not limited to, land, equipment and building construction within three years, beginning July 19, 2004 and (3) the Company would operate at its new facility for a minimum of five years from the date of grant.

As a result of the Company’s decision to discontinue its embolic protection platform (See Note 17) and the recent sale of the Endovascular business (See Note 18), the job creation requirement under the grant program was not met. Although the Company had exceeded the required investment in its facility and had continued to meet the occupancy criterion, the Company petitioned the Department in reference to its failure to meet the job creation criterion. In August 2008, the Company received a letter from the Department imposing a penalty of $150,000 to satisfy the breach under the grant. The Company paid the assessed penalty during the quarter ended September 30, 2008.

The Company recognized $133,784 of deferred revenue as a component of Other Income during the three months ended September 30, 2008, a result of the settlement regarding the Opportunity Grant. No revenue was recognized related to this grant for the three months ended September 30, 2007, due to management’s uncertainty of the Company’s ability to meet the job creation criterion.

Note 16 – Income Taxes

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109).

The Company adopted the provisions of FIN 48 on July 1, 2007. In connection with the adoption, the Company recorded a net decrease to retained earnings of $204,615 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. The amount of unrecognized tax benefits at September 30, 2008 was $170,390 of which $157,667 would impact the Company’s tax rate, if recognized. Upon the initial adoption of FIN 48 at July 1, 2007, the Company recorded $18,330 for potential interest and penalties for unrecognized tax benefits. Interest and penalties are included in interest expense and other expense respectively on the Condensed Consolidated Statements of Income. Additional interest and penalties of $3,908 and $85,771 were recorded for the three months ended September 30, 2008 and 2007, respectively.

Changes in the Company’s uncertain tax positions for the three months ended September 30, 2008 were as follows:

Balance at June 30, 2008	$193,132
Increase in unrecognized tax benefit for prior periods	28,657
Decrease in unrecognized tax benefit for prior periods	(21,484)
Settlements	(29,915)

Balance at September 30, 2008	$170,390

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal or Pennsylvania income tax examination for years prior to fiscal 2005 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

As a result of the October 2008 Congressional approval of an extension of the Research and Experimentation (R&E) Tax Credit, the Company will record retroactive adjustments to its tax provision during its second fiscal quarter ending December 31, 2008. The adjustments will reflect the fact that the legislation is retroactive to January 1, 2008 and therefore, will reduce the Company’s effective tax rate for the second quarter of fiscal 2009. The Company’s effective tax rate for each of the third and fourth quarters of fiscal 2009 will included the related quarter’s R&E Tax Credit effect on the tax provision.

As of June 30, 2008, the Company had a state net operating loss (NOL) carryforward totaling $60.0 million, which will expire through 2027, and no longer had a federal NOL carryforward. The Company has recorded a full valuation allowance against the state net operating losses of $60.0 million. The Company no longer has a foreign NOL as a result of the sale of the endovascular division.

Note 17 – Discontinuance of Embolic Protection Platform

On July 10, 2007, the Company announced that it had ceased all activities on its embolic protection platform (this includes the TriActiv® FX and ProGuard™ product line), including the PROGUARD clinical trial, product manufacturing, sales and marketing, and research and development activities. The strategic decision was made to reduce costs, provide for better resource allocation for both the Company’s endovascular and biomaterials businesses and allow the Company’s sales force to focus more on the Company’s thrombectomy and chronic total occlusion platforms. The Company believed that the changing embolic protection market dynamics were negative, particularly in the carotid market, and that the cost to participate effectively in these markets was too high to warrant further investment.

The Company recognized asset impairment and other related charges totaling approximately $5.0 million before taxes. These charges include cash charges primarily related to severance, clinical trial and other contract termination costs totaling approximately $0.4 million in the aggregate. These charges also include non-cash charges totaling approximately $4.6 primarily related to abandonment of inventory and machinery and equipment. Of the approximately $5.0 million in charges, approximately $4.7 million (including $4.6 million of non-cash asset impairment charges and $0.1 million of cash charges) was recorded in the fourth quarter ended June 30, 2007, and the remaining $323,728 was recognized in the first quarter of fiscal 2008. Charges for fiscal 2008 were presented within the Company’s Condensed Consolidated Statements of Income for the three months ended September 30, 2007 from continuing operations as depicted in the table below:

For the Three Months Ended September 30, 2007
Operating costs and expenses:
Cost of products sold	$154,726
Research and development	92,630
Selling, general and administrative	76,372

$323,728

Severance Charges

The decision was communicated to affected employees on July 10, 2007, which resulted in a net reduction of 11 personnel with employee severance costs of $0.2 million. These severance costs were recognized in the Company’s Condensed Consolidated Financial Statements during the first quarter of fiscal 2008.

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

Contract Termination Charges

During the fourth quarter of fiscal 2007, the Company incurred pre-tax charges of approximately $0.1 million for contract termination and other embolic protection related charges. The remaining contract termination costs of approximately $0.1 million, including a reduction in clinical trial expenses of $0.1 million, was recognized in the first quarter of fiscal 2008. Cash charges related to contract termination and other embolic protection related charges totaled approximately $0.2 million in the fourth quarter of fiscal 2007.

Note 18 – Sale of Endovascular Business

On May 30, 2008, the Company completed the sale of its Endovascular business to The Spectranetics Corporation (Spectranetics). The strategic decision to sell the Endovascular business was made to maximize the value of the Company’s Endovascular business by forming a strategic relationship with Spectranetics, which the Company believes is well positioned to maximize the adoption of the Company’s technologies in the thrombus removal and chronic total occlusion markets. This relationship is similar to the Company’s other partnerships in the biomaterials market and allows the Company to focus on its core competencies in research and development, regulatory, clinical development and manufacturing while utilizing the strengths of the partners’ existing well-established sales and marketing organizations.

Pursuant to an Asset Purchase Agreement, dated as of May 12, 2008, the Company sold to Spectranetics the assets related to the QuickCat™, ThromCat® and Safe-Cross® product lines, including the stock of its European subsidiary Kensey Nash Europe GmbH, for $10.0 million in cash. Under the terms of the Asset Purchase Agreement, Spectranetics will pay the Company an additional $6.0 million once cumulative sales of the acquired products reach $20.0 million, and may pay the Company up to an additional $8.0 million upon the achievement of certain milestones, as described below.

On May 30, 2008, the Company and Spectranetics also entered into a Manufacturing and Licensing Agreement pursuant to which the Company will manufacture for Spectranetics the endovascular products acquired by Spectranetics under the Asset Purchase Agreement, and Spectranetics will purchase such products exclusively from the Company for specified time periods ranging from six months for QuickCat™ to three years for ThromCat and Safe-Cross. The arrangement to manufacture ThromCat and Safe-Cross may be extended beyond the initial three-year manufacturing period by agreement of the parties. During that time, Spectranetics will pay transfer prices for the products based on the Company’s cost to manufacture such products plus a percentage of the end-user sales price of the ThromCat and Safe-Cross products. Additionally, after the Company’s manufacture of the ThromCat and Safe-Cross products is transferred to Spectranetics, Spectranetics will be obligated to pay the Company a royalty on the sales of such products. The amount of this royalty will be based upon the timing and reason for the manufacturing transfer and, in certain cases, upon the amount of revenue generated by the ThromCat and Safe-Cross products during the applicable year. The royalty is subject to reduction depending upon the scope of the patent protection obtained for the ThromCat product. After the Company’s manufacture of the QuickCat product has transferred to Spectranetics, Spectranetics will have no obligation to make additional payments to the Company related to future sales of the QuickCat product.

Also, on May 30, 2008 the Company and Spectranetics entered into a Development and Regulatory Services Agreement pursuant to which the Company will conduct work to develop and obtain regulatory approval from the Food and Drug Administration (FDA) for certain next-generation Safe-Cross and ThromCat products at the Company’s expense on behalf of Spectranetics. Spectranetics will own all intellectual property resulting from this development work. If clinical studies are required to obtain approval from the FDA for those next-generation products, the costs will be shared equally by the Company and Spectranetics. Spectranetics will pay the Company up to $8.0 million upon completion of such product development activities and regulatory approvals for certain of the next-generation products.

Note 19 – Subsequent Event

On October 20, 2008, Wendy F. DiCicco, C.P.A, the Chief Financial Officer of the Company, submitted her resignation to pursue other opportunities. Ms. DiCicco’s resignation as Chief Financial Officer (as which she served as both the principal financial officer and principal accounting officer of the Company) will be effective on November 15, 2008.

On October 27, 2008, the Company’s Board of Directors designated Ryan D. Lake, C.P.A, who is the Company’s Director of Finance, to assume the additional roles of the Company’s principal financial officer and principal accounting officer, until the Board of Directors appoints a new Chief Financial Officer. During this interim period, Mr. Lake will report directly to the Company’s President and Chief Executive Officer, Joseph W. Kaufmann.

Ms. DiCicco’s resignation does not entitle her to receive any severance benefits under her employment agreement with the Company. However, the Company, in order to retain certain enhanced restrictive covenants, as well as to obtain a repayment provision for violation of any such covenants and a general release of claims, entered into a Separation and General Release Agreement (the Agreement) with Ms. DiCicco. Among other things, the Agreement provides for (1) a cash severance payment equal to $223,800, less applicable withholdings, to be paid over a period of 12 months; (2) a lump sum bonus payment equal to $51,200 to be paid no later than November 30, 2008; (3) accelerated vesting of options to purchase 16,000 shares of the Company’s common stock; and (4) exercisability of all the options, including the accelerated options, held by Ms. DicCicco (for a total of 53,000 shares of the Company’s Common Stock) for a period of 12 months following her termination. Pursuant to the Agreement, Ms. DiCicco will be subject to one-year non-competition and non-solicitation provisions, in addition to certain other restrictive covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in this report and our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission.

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

OVERVIEW

Kensey Nash Corporation is a medical device company known for innovative product development and unique technology in the fields of resorbable biomaterials and endovascular devices used in a wide variety of medical procedures. We provide an extensive range of products into multiple medical markets, primarily in the cardiovascular markets, the orthopaedic markets of sports medicine, spine and extremities, and the endovascular markets. Most of the products are based on our significant expertise in the design, development, manufacturing and processing of resorbable biomaterials. We sell our products through strategic partners and do not sell direct to the end user. We have also developed and commercialized a series of innovative endovascular products and recently completed the sale of these product lines to The Spectranetics Corporation (Spectranetics) in May 2008. Although we recently sold this portfolio of products to Spectranetics, we still participate directly in the future success of these products through the Manufacturing and Licensing Agreement and the Development and Regulatory Services Agreement, which were entered into in connection with the sale transaction (see below for additional discussion). Our revenues consist of two components: net sales, which includes biomaterials products and endovascular products, and royalty income.

Net Sales

Biomaterial Sales

As pioneers in the field of resorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of resorbable biomaterials for medical applications. Our biomaterials products, specifically polymer and collagen based products, are components of, in most cases, finished goods sold by numerous other companies pursuant to contractual arrangements. We sell our biomaterials products to over 30 companies that sell them into the end-user marketplace. Our largest biomaterials customers include St. Jude Medical, to which we supply Angio-Seal components; Arthrex, Inc., to which we supply a broad range of sports medicine and trauma products; and Orthovita, Inc., to which we supply products for use in repair of the spine and orthopaedic trauma injuries. We also supply biomaterials products and development expertise to other orthopaedic companies including, Medtronic, Inc., Zimmer, Inc., Biomet Sports Medicine, Inc., J&J, Stryker and BioMimetic Therapeutics, Inc. In fiscal 2009, we plan to continue to expand relationships with companies targeting new markets, including general, pelvic and urological surgery.

Although a majority of our biomaterials sales are currently concentrated among a few strategic customers, the number of customers has been increasing over the last several years. The relationship with these customers and partners is generally long-term and contractual in nature, with contracts specifying development and regulatory responsibilities, the specifications of the product to be supplied, and pricing. We often work with customers and potential customers at very early stages of feasibility and provide significant input into co-development types of programs. Once a product is approved for sale, we generally provide our customers fully packaged and sterilized products ready for their further distribution or, as in the case with Angio-Seal components, provide a bioresorbable product that is ready to be incorporated into a finished device. Our products often represent a key strategic source for these customers and partners. In many cases, our proprietary technology is incorporated into the product and cannot be replicated by other companies.

The sale of Angio-Seal components to St. Jude Medical and sales of biomaterial orthopaedic products, including products with applications in sports medicine and spine, continue to be our primary source of revenue. The table below shows the trends in our Angio-Seal component and orthopaedic product sales for the three months ended September 30, 2008 and September 30, 2007, by presenting such sales as a percentage of our total biomaterial sales:

Sales of	Three months ended 9/30/08	% of Biomaterial Sales	Three months ended 9/30/07	% of Biomaterial Sales	% Change Prior Period to Current Period
Angio-Seal Components	$3,985,830	31%	$3,815,646	38%	4%
Orthopaedic Products	7,957,205	63%	6,126,934	60%	30%
Other Products	728,904	6%	224,719	2%	224%

Total Net Sales - Biomaterial	$12,671,939	100%	$10,167,299	100%	25%

We manufacture two of the key resorbable components of the Angio-Seal device for St. Jude Medical, 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchors, under a supply contract that expires in December 2010. Sales to St. Jude Medical are highly dependent on ordering patterns and can vary significantly from quarter to quarter. For the quarter ended September 30, 2008, we had component sales growth of 4% over the comparable prior year quarter, compared to St. Jude’s end-user sales growth rate of 5% during that same comparable prior year three month period. We expect sales of Angio-Seal components to increase in fiscal 2009 as compared to fiscal 2008 due to an anticipated increase in St. Jude end-user sales for the comparable period.

Our orthopaedic product sales increased 30% over the prior year period. This was due to an increase in sales of our current product lines, in part due to an increase in our customer base, and due to new product lines for our current customers. We expect sales of our orthopaedic products to increase in fiscal 2009 as compared to fiscal 2008 primarily due to our new product launches with current customers, such as the new Vitoss® Bioactive Foam product line with Orthovita.

Our net sales in the orthopaedic portion of our business are dependent on several factors, including (1) the success of our current partners in the orthopaedic markets of sports medicine, spine and extremities, (2) the continued acceptance of biomaterials-based products in these markets, as well as, expanded future acceptance of such products, and (3) our ability to offer new products or technologies and to attract new partners in these markets. Due to these dependencies, and/or other factors, sales to our orthopaedic customers can vary significantly from quarter to quarter.

Endovascular Sales

Over the last several years, we have devoted significant resources to developing proprietary endovascular products to market in the U.S. and Europe. These products are focused in the emerging market segments of thrombus (blood clot) management and chronic total occlusions (CTOs) (a complete vessel blockage common in both coronary and peripheral vessels) and are sold primarily to interventional cardiologists, but may also be used by interventional radiologists and vascular surgeons. Sales of endovascular products decreased to 6% of total net sales during the quarter ended September 30, 2008 from 12% in the comparable prior year period.

In May 2008, we completed the sale of our Endovascular business to Spectranetics. This transaction included the sale of the ThromCat®, QuickCat™ and Safe-Cross® products in consideration for a $10.0 million cash payment in closing, with an opportunity for up to an additional $8.0 million in research and development milestone payments, a $6.0 million cumulative sales milestone payment, and additional royalty payments based on future sales of the ThromCat and Safe-Cross products after the transition of manufacturing of the products from us to Spectranetics.

Our Endovascular Relationship with Spectranetics

In connection with the sale of our Endovascular business to Spectranetics in May 2008, we entered into a Manufacturing and Licensing Agreement and Development and Regulatory Services Agreement, under which we will continue to participate in bringing these products to the market.

Manufacturing and Licensing Agreement – Under the terms of the Manufacturing and Licensing Agreement we will manufacture the ThromCat and Safe-Cross products for Spectranetics for an initial three-year period. We will manufacture the QuickCat product for a minimum of six months, after which manufacturing may transition to Spectranetics. All products will be transferred to Spectranetics under this agreement at a defined transfer price and will be classified as product sales in the period shipped. After the three-year initial manufacturing period, the parties have the ability to negotiate an extension to the Manufacturing and Licensing Agreement otherwise the manufacturing will transfer to Spectranetics. At such time as the manufacturing transfers to Spectranetics, we will begin to earn a royalty on end-user sales of every ThromCat and Safe-Cross unit sold by Spectranetics. Royalty percentages are dependent on the cause of the transfer of manufacturing. Royalties received will be presented within the Royalty Income line of our Condensed Consolidated Statements of Income in the period earned.

We will continue to recognize endovascular product sales revenue as we ship products to Spectranetics for the duration of the Manufacturing and Licensing Agreement. These sales will, however, be at a reduced transfer price compared with the direct to market price reflected in our historic sales figures.

Development and Regulatory Services Agreement – Under the Development and Regulatory Services Agreement, we will continue to perform defined development activities in pursuit of various Food and Drug Administration (FDA) 510(k) approvals for next generation product approvals. All costs related to these activities will be expensed as incurred within the research and development line of our Condensed Consolidated Statements of Income. The agreement also calls for the equal sharing of any human clinical trial costs in pursuit of next generation or expanded indication devices. Upon receipt of FDA approvals for the new versions of the products, we will receive pre-defined milestone payments of up to an aggregate amount equal to $8.0 million, over an anticipated four-year period. These milestones will be recorded as revenue and recognized, in accordance with generally accepted accounting principles (GAAP), over the period of the agreement (including the date of receipt of the latest expected FDA approval). The term of this agreement is currently estimated at approximately four years. In October 2008, we announced the accomplishment of the first milestone under this agreement, the development of the next generation Safe-Cross System, which resulted in a $1.0 million payment received by us in October 2008 and will provide $250,000 in revenue during the remainder of fiscal 2009. During fiscal 2009, we anticipate the completion of at least one additional milestone.

Spectranetics is now exclusively responsible for worldwide sales and marketing of the entire endovascular product line.

See “Item 1A. Risk Factors – Our strategic endovascular relationship could be negatively impacted by adverse results of the FDA and U.S. Immigration and Customs Enforcement (ICE) investigation of Spectranetics” contained in our annual report on Form 10-K for the fiscal year ended June 30, 2008.

Royalty Income

We also derive a significant portion of our revenue and profitability from royalty income from proprietary products that we have developed or co-developed.

Angio-SealTM Royalty Income. Our Company was the inventor and original developer of the Angio-Seal™ Vascular Closure Device (Angio-Seal), a device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal, pursuant to an agreement which provides us with an approximate 6% royalty on all end-user product sales. The Angio-Seal device is currently the leading product in sales volume in the vascular closure device market, generating over $360 million in revenue for St. Jude Medical during our fiscal 2008. We anticipate sales of the Angio-Seal device to continue a modest growth pattern, based on forecasted continued procedure growth, St. Jude Medical’s continued expansion in international markets and its success marketing new generations of the product. Royalty income earned from St. Jude Medical was $5.2 million in the three months ended September 30, 2008, compared to $5.0 million for the same period of fiscal 2007, a 4% increase.

Vitoss® Foam, Vitoss®, and Vitoss® Bioactive Foam Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss Foam, the first of which was launched in March 2004. We receive a fixed royalty on Orthovita’s end-user sales of Vitoss Foam products, which are targeted for use in the orthopaedic market. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology up to a total royalty to be received of $4.0 million, with $1.7 million remaining to be received as of September 30, 2008. We believe the unique technology associated with the Vitoss Foam products, the recent successful introduction of the new Vitoss Bioactive Foam products, and the growing orthopaedic market will result in the Orthovita component of our royalty income becoming more significant over the remainder of the current fiscal year and beyond. Royalty income earned from Orthovita was $1.4 million in the three months ended September 30, 2008, compared to $1.0 million for the same period of fiscal 2007, a 38% increase.

We have other royalty generating relationships, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Stock-Based Compensation

The following table summarizes stock-based compensation expense under SFAS 123(R) within each operating expense category of our Condensed Consolidated Statements of Income for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Cost of products sold	$65,076	$350,223
Research and development	96,206	1,121,917
Selling, general and administrative	132,400	2,234,923

Total stock-based compensation expense	$293,682	$3,707,063

Acceleration of Stock Awards

As we publicly announced on September 26, 2007, there was a “Change in Control” as defined in our Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan, as amended and then in effect, the Employee Plan. As a result, all outstanding unvested stock options, cash-settled stock appreciation rights (SARs) and nonvested stock held by officers, employees, directors and others under this plan automatically became vested (and, in the case of options and SARs, exercisable) in full. The accelerated vesting resulted in a non-cash charge of approximately $3.0 million, or $0.16 per share tax affected, primarily during the quarter ended September 30, 2007. The acceleration removed all future equity compensation expense related to the then outstanding stock options and nonvested shares under the plan as of the date of acceleration. However, all remaining SARs, including the rights in which the vesting was accelerated, will continue to be marked to market on a quarterly basis, as required under U.S. GAAP and equity compensation expense will be incurred related to all new stock compensation awards granted after this event. See “Liquidity and Capital Resources- Stock Appreciation Rights (SARs) Buyback Program” below.

The charge represented a significant portion of our operating expenses in the three months ended September 30, 2007 and therefore we have broken it out in the table below to show the amounts of the acceleration of stock-based compensation charges included within each operating expense category of our Condensed Consolidated Statements of Income for the three months ended September 30, 2007.

	Stock-Based Compensation Excluding Acceleration Charge	Acceleration of Stock-Based Compensation Charge	As Reported Stock-Based Compensation
	Three Months Ended September 30, 2007
Cost of products sold	$96,344	$253,879	$350,223
Research and development	272,239	849,678	1,121,917
Selling, general and administrative	345,602	1,889,321	2,234,923

Total stock-based compensation expense	$714,185	$2,992,878	$3,707,063

Stock-based compensation expense per diluted earnings per share	$0.04	$0.16	$0.20

Discontinuance of Embolic Protection Platform

As announced on July 10, 2007, we made a strategic decision to cease all activities related to our embolic protection platform, including the PROGUARD clinical trial, product manufacturing, sales and marketing, and research and development activities. As a result of this action, we recorded certain charges in our fourth quarter of fiscal 2007 totaling approximately $4.7 million, or $0.25 per share tax-effected. All of the remaining charges, related to severance and clinical trial closeout costs, were recorded in our first quarter of fiscal 2008 and totaled approximately $324,000, or $0.02 per share tax-effected. All charges related to the discontinuance are presented within our results of operations in fiscal 2008. We do not anticipate any further charges related to this decision.

The following table is presented to show the amounts of the discontinuance of embolic protection charges included within each category of our Condensed Consolidated Statements of Income for the three months ended September 30, 2007:

Discontinuance of Embolic Protection Charges Three months Ended September 30, 2007
Cost of products sold	$154,726
Research and development	92,630
Selling, general and administrative	76,372

Total discontinuance of embolic protection charges	$323,728

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

Sales Revenue. Sales revenue is recognized when the related product is shipped or the service is completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed, the timing of the performance of such services could be subjective. We reduce sales for estimated customer returns, discounts and other allowances, if applicable. Our products are primarily manufactured according to our customers’ specifications and are therefore subject to return only for failure to meet those specifications.

Royalty Revenue. Royalty revenue is recognized as the related product is sold. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. See Note 1 (Revenue Recognition) to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Accounting for Stock-Based Compensation. We use various forms of equity-based compensation, including stock options, nonvested stock grants, and cash-settled stock appreciation rights, as a major part of our compensation programs to retain and provide incentives to our management team members and other employees.

•

Fair values of option grants are estimated on the date of grant using the Black-Scholes option-pricing model that uses weighted average assumptions. Expected volatilities are based on the historical volatility of our Common Stock, as well as, other factors. We use historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant.

•

Nonvested stock granted to non-employee members of our Board of Directors, executive officers, other management, and a non-employee consultant is accounted for using the fair value method under SFAS 123(R). Fair value for nonvested stock grants is based upon the closing price of our Common Stock on the date of the grant.

•

Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R), which classifies these awards as liabilities. Accordingly, we record these awards as a component of other current liabilities on our Condensed Consolidated Balance Sheet. For liability awards, the fair value of the award, which determines the measurement of the liability on our Condensed Consolidated Balance Sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vesting status of the award. The expected term of cash-settled SARs has been determined using the simplified method in accordance with Question 6 of SEC Staff Accounting Bulletin Topic 14.0.2, “Expected Term” (SAB 107), until such time that historical exercise behavior can be established. We believe that this calculation provides a reasonable estimate of the expected term. On December 12, 2007, SAB 110 was issued to extend the simplified method beyond 2007 for those companies that have concluded that their own historical exercise experience is not sufficient to provide a reasonable basis.

Revisions to any of our estimates or methodologies could cause a material impact to our financial statements.

Accounting for Investments in Debt and Equity Securities. In accordance with the SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), we have classified our entire investment portfolio as available-for-sale marketable securities with secondary or resale markets and report the portfolio at fair value with unrealized gains and losses included in stockholders’ equity and realized gains and losses included in other income. We currently have investment securities with fair values that are less than their amortized cost and therefore contain unrealized losses. We have evaluated these securities and have determined that the decline in value is not related to any Company or industry specific event. We anticipate full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Revisions to our classification of these investments and/or a determination other than the anticipation of a full recovery of the amortized costs at maturity or sooner could result in our realizing gains and/or losses on these investments and, therefore, have a material impact on our financial statements.

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

Income Taxes. Our estimated effective tax rate typically includes the impact of certain estimated research and development tax credits and non-taxable interest income. Material changes in, or differences from, our estimates could impact our estimate of our effective tax rate.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2008 and 2007

Total Revenues. Total revenues increased 14% to $20.1 million in the three months ended September 30, 2008 from $17.6 million in the three months ended September 30, 2007.

Total Net Sales. Net sales of products increased 17% to $13.5 million for the three months ended September 30, 2008, compared to net sales of $11.5 million for the three months ended September 30, 2007. We had a $2.5 million, or 25%, increase in our biomaterial sales offset in small part by a $572,000, or 42%, decrease in our endovascular sales.

Biomaterials Sales. Biomaterial sales were $12.7 million in the period, a 25% increase compared to $10.2 million in the same period of the prior fiscal year. Biomaterials sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to a $1.8 million, or 30%, increase in orthopaedic product sales compared to the same prior year period. The orthopaedic product sales increase was primarily the result of increased sales of spine products, which increased 38% to $3.7 million in the three months ended September 30, 2008, from $2.7 million in the three months ended September 30, 2007. The increase in sales of spine products was primarily attributable to cancellation fees charged to a customer for research and development work performed. In addition, sports medicine product sales increased 18% to $4.0 million in the three months ended September 30, 2008, from $3.4 million in the three months ended September 30, 2007.

Additionally, sales of Angio-Seal components to St. Jude Medical increased 4% to $4.0 million in the quarter ended September 30, 2008, compared to $3.8 million in the same prior year quarter. The changes in component sales in any given period are not always indicative of the change in end-user sales of the Angio-Seal by St. Jude Medical for the same period, due to variations in ordering patterns, inventory stocking and supplements to St. Jude production. However in the first quarter of fiscal 2009 component sales were fairly consistent with the change in end-user sales of the Angio-Seal by St. Jude Medical from the comparable prior year period.

Endovascular Sales. Endovascular sales were $792,000 in the period, a 42% decrease compared to sales of $1.4 million in the same period of the prior fiscal year. The first quarter of fiscal 2009 represented the first full quarter of endovascular product sales to Spectranetics following our completion of the sale of its endovascular business in May 2008. These sales are at a reduced transfer price compared to the direct to market price reflected in the Company’s historical sales figures. The decrease in endovascular sales in the quarter ended September 30, 2008 over the comparable prior year quarter is a direct result of this reduced transfer price, as overall net unit sales to Spectranetics increased compared to prior year end-user unit sales.

Royalty Income. Royalty income increased 10% to $6.7 million in the three months ended September 30, 2008 from $6.1 million in the three months ended September 30, 2007.

Royalty income from St. Jude Medical’s Angio-Seal end-user sales for the quarter ended September 30, 2008 increased 4% to $5.2 million during the three months ended September 30, 2008 from $5.0 million in the three months ended September 30, 2007. End-user sales of the Angio-Seal in the quarter ended September 30, 2008 increased 5% over the same quarter a year earlier.

Royalty income from Orthovita’s Vitoss, Vitoss Foam and Vitoss Bioactive Foam products end-user sales increased 38% to $1.4 million during the three months ended September 30, 2008 from $1.0 million in the three months ended September 30, 2007. End-user sales of our co-developed Vitoss Foam and Vitoss Bioactive Foam products increased 51% in the quarter ended September 30, 2008 compared to the comparable prior year quarter. The recent successful introduction of the new Vitoss Bioactive Foam products, as well as the continued good performance of existing Vitoss Foam products by Orthovita in the end-user marketplace, contributed to the increase in royalty income.

Cost of Products Sold.

As Reported	Three Months Ended 9/30/08	Three Months Ended 9/30/07	% Change Prior Period to Current Period
Cost of products sold	$5,713,455	$5,644,149	1%
Gross Margin	58%	51%

Cost of products sold was $5.7 million for the three months ended September 30, 2008, a $69,000, or 1%, increase from $5.6 million for the three months ended September 30, 2007. Gross margin on net sales for the three months ended September 30, 2008 was 58% compared to gross margin on net sales of 51% for the three months ended September 30, 2007. Costs of products sold for the three months ended September 30, 2007 included a charge of $254,000 for the acceleration of stock awards and $155,000 in charges related to the discontinuance of the embolic protection platform. Had these charges not been incurred, gross margin on net sales would have been 55% instead of 51% for the three months ended September 30, 2007.

Special charges included within Cost of Products Sold	Three Months Ended 9/30/08	Three Months Ended 9/30/07
Acceleration of Stock Options	$—	$253,879
Discontinuance of embolic protection platform	—	154,726

Total Special Charges	$—	$408,605

As Adjusted *	Three Months Ended 9/30/08	Three Months Ended 9/30/07	% Change Prior Period to Current Period
Cost of products sold	$5,713,455	$5,235,544	9%
Gross Margin	58%	55%

*	See “Supplemental Non-GAAP Financial Measures and Reconciliations” below

Excluding the special charges described above, the increase in cost of products sold of $478,000, or 9%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007, was primarily related to the increase in sales. The gross margin in the three months ended September 30, 2007 was affected by start-up costs associated with the Safe-Cross product line as we initiated and continued to refine the manufacturing process on this new product line. The increase in gross margin in the three months ended September 30, 2008 was due in part to product mix, as well as, higher volumes, process improvements and automation. However, our first quarter gross margin is not necessarily indicative of our expected gross margins for the remaining quarters of fiscal 2009. For the remainder of fiscal 2009, we believe there will be improvement in the costs of manufacturing our biomaterials products, related primarily to increased volume, compared to prior periods, but that these improvements will be offset in part by continued lower margins on our endovascular products due to our reduced pricing structure with Spectranetics (see “Our Endovascular Relationship with Spectranetics” above).

Research and Development Expense.

As Reported	Three Months Ended 9/30/08	Three Months Ended 9/30/07	% Change Prior Period to Current Period
Research & Development	$4,423,749	$4,932,003	(10)%
% of Revenue	22%	28%

Research and development expense was $4.4 million for the three months ended September 30, 2008, a 10% decrease from $4.9 million for the three months ended September 30, 2007. Research and development expense for the three months ended September 30, 2007 included a charge of $850,000 for the acceleration of stock awards and $93,000 in charges related to the discontinuance of the embolic protection platform.

Special charges included within Research & Development	Three Months Ended 9/30/08	Three Months Ended 9/30/07
Acceleration of Stock Options	$—	$849,678
Discontinuance of embolic protection platform	—	92,630

Total Special Charges	$—	$942,308

As Adjusted *	Three Months Ended 9/30/08	Three Months Ended 9/30/07	% Change Prior Period to Current Period
Research & Development	$4,423,749	$3,989,695	11%
% of Revenue	22%	23%

*	See “Supplemental Non-GAAP Financial Measures and Reconciliations” below

Excluding the special charges described above, the resulting increase in research and development expense was $434,000 in the three months ended September 30, 2008, compared to the three months ended September 30, 2007. Biomaterials and endovascular research and development expenses increased for the first quarter of fiscal 2009 by $284,000 and by $150,000, respectively, over the comparable prior year period. The increase in biomaterials research and development expense was primarily related to expenses incurred in connection with a customer cancellation of research and development projects, and to an increase in design and development expenses related to the commencement of and increased concentration in our articular cartilage regeneration matrix, extracellular matrices (ECM) and our porous resorbable interbody spacer projects. The increase in endovascular research and development expense was primarily due to an increase in outside services and design and development expenses related to our research and development projects for Spectranetics under the Development and Regulatory Services Agreement. In October 2008, as a result of these efforts in endovascular research, we announced the accomplishment of the first milestone under the Research and Development Agreement, the development of the next generation of the Safe-Cross System, for which received a $1.0 million cash payment in October 2008.

Excluding the special charges described above, research and development expenses were 22% and 23% of total revenues for the three months ended September 30, 2008 and 2007, respectively. We believe research and development expenditures in total will increase as a percentage of revenues in fiscal 2009 as we increase our biomaterials development efforts, primarily related to our cartilage repair program. We expect to commence a clinical trial for our cartilage product in the second half of fiscal 2009. In addition, we plan to focus on research and development activities surrounding our extracellular matrices technology, as well as other development projects utilizing our proprietary biomaterial technologies. Our endovascular product research and development expenses are also expected to increase in fiscal 2009 compared to fiscal 2008 due to our development of new generations of both the ThromCat and Safe-Cross devices per our Development and Regulatory Services Agreement with Spectranetics. We also expect to receive at least one additional milestone payment in fiscal 2009, pursuant to agreements with Spectranetics, which relate to endovascular research and development expenditures.

Selling, General and Administrative Expense.

As Reported	Three Months Ended 9/30/08	Three Months Ended 9/30/07	% Change Prior Period to Current Period
Selling, General and Administrative	$2,285,599	$7,576,590	(70)%
% of Revenue	11%	43%

Selling, general and administrative expense was $2.3 million for the three months ended September 30, 2008, a decrease of $5.3 million, or 70%, from $7.6 million for the three months ended September 30, 2007. The Condensed Consolidated Statements of Income for the three month periods ending September 30, 2008 and 2007 have been reclassified to reflect aggregated selling, general and administrative expenses, which were previously separated. These cost have been aggregated due to the elimination of our direct sales and marketing efforts for our endovascular products after the sale of these product lines to Spectranetics in May of 2008. Selling, general and administrative expense for the three months ended September 30, 2007 included a charge of $1.9 million for the acceleration of stock awards and $76,000 in charges related to the discontinuance of the embolic protection platform.

Special charges included within Selling, General and Administrative	Three Months Ended 9/30/08	Three Months Ended 9/30/07
Acceleration of Stock Options	$—	$1,889,321
Discontinuance of embolic protection platform	—	76,372

Total Special Charges	$—	$1,965,693

As Adjusted *	Three Months Ended 9/30/08	Three Months Ended 9/30/07	% Change Prior Period to Current Period
Selling, General and Administrative	$2,285,599	$5,610,897	(59)%
% of Revenue	11%	32%

*	See “Supplemental Non-GAAP Financial Measures and Reconciliations” below

Excluding the special charges described above, the decrease in selling, general and administrative expense was $3.3 million in the three months ended September 30, 2008, compared to the three months ended September 30, 2007. This decrease in selling, general and administrative expense was primarily due to the elimination of our direct sales and marketing efforts for our endovascular products after the sale of these product lines to Spectranetics in May of 2008. During the first quarter of fiscal 2008, approximately $3.4 million was spent on sales and marketing efforts, which were not incurred in the first quarter of fiscal 2009. General and administrative expenses remained fairly consistent from the quarter ended September 30, 2007 to the quarter ended September 30, 2008 with only a $70,000 increase in expenses. This was primarily due to a $130,000 increase in professional fees related to legal fees and audit, tax and information systems consultants offset by a decrease in personnel costs of $113,000 primarily related to the decrease in equity compensation expense following the acceleration of equity-based compensation that occurred during the first quarter of fiscal 2008.

Interest Income & Interest Expense. Interest income increased by 44% to $479,000 for the three months ended September 30, 2008 from $333,000 for the three months ended September 30, 2007. This increase was due to a 103% increase in our average cash and investment balances during the period ended September 30, 2008 over the comparable prior year period offset by the effect of lower interest rates.

Interest expense during the three months ended September 30, 2008 was $499,000, an increase of 387% from $103,000 during the same period of the prior year. In November 2007, we borrowed the remaining $27 million available under our Mortgage with Citibank, F.S.B., increasing our outstanding balance to $35 million compared to $8 million in the prior year period and thereby increasing our interest expense for the current quarter. The Mortgage is hedged by a fixed interest rate Swap bearing interest of 6.44%. The Mortgage balance was $33.8 million as of September 30, 2008. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Other Income/Loss. Other non-operating income was $148,000 in the three months ended September 30, 2008, an increase from a non-operating loss of $4,000 in the three months ended September 30, 2007. This non-operating income primarily represents the income recognized from the final settlement of outstanding items related to our Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania Governor’s Action Team. See Note 15 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Income Tax Expense. Our tax expense for the three months ending September 30, 2008 was approximately $2.6 million, resulting in an effective tax rate of 33%. As a result of the October 2008 Congressional approval of an extension of the Research & Experimentation (R&E) Tax Credit, we will record retroactive adjustments to our tax provision during our second fiscal quarter ending December 31, 2008. The adjustments will reflect the fact that the legislation is retroactive to January 1, 2008 and, therefore, will reduce our effective tax rate to approximately 29% for the second quarter of fiscal 2009. We anticipate our effective tax rate for each of the third and fourth quarters of fiscal 2009 will be approximately 33%, including the related quarter’s R&E Tax Credit effect on the tax provision. See Note 16 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $77.9 million as of September 30, 2008, an increase of $14.4 million from our balance of $63.5 million at June 30, 2008, the end of our prior fiscal year. Our working capital was $94.9 million as of September 30, 2008, an increase of $12.0 million from our working capital of $82.9 million at June 30, 2008.

Operating Activities

Net cash provided by our operating activities was $8.9 million in the three months ended September 30, 2008. For the three months ended September 30, 2008, we had net income of $5.2 million, non-cash depreciation and amortization of $1.8 million and a net effect of non-cash employee stock-based compensation and related tax events of $0.8 million.

Cash provided as a result of changes in asset and liability balances was $1.1 million. The increase in cash related to the change in assets and liabilities was primarily due to a decrease in accounts receivable of $2.4 million, offset in part by an increase in inventory of $1.1 million and a decrease in deferred revenue of $493,000, primarily related to the recognition of revenue from the Opportunity Grant. See Note 15 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Investing Activities

Cash provided by investing activities was $4.6 million for the three months ended September 30, 2008. This amount was the result of $5.5 million of bond maturities within our investment portfolio, offset by $0.9 million in capital spending to continue to expand our research and development and manufacturing capabilities and improve our information technology systems.

Financing Activities

Cash provided by financing activities was $6.4 million for the three months ended September 30, 2008. This amount was primarily the result of the net effect of the exercise of stock-based awards of $6.8 million. Offsetting this increase were repayments of long-term debt of $350,000.

Stock Repurchase Program

On September 25, 2007, we announced that our Board of Directors had approved a stock repurchase program to provide us with more flexibility to purchase our own shares of Common Stock. This program replaced our then existing stock repurchase program and allowed us to repurchase up to a total of $25.0 million of our issued and outstanding shares of Common Stock. On June 23, 2008 we announced that our Board of Directors had approved a new stock repurchase program in order to provide us with more flexibility to buy our own shares. The new stock repurchase program allows us to repurchase up to an additional $10.0 million of our issued and outstanding shares of Common Stock. During fiscal 2008, we repurchased and retired a total of a total of 867,839 shares of Common Stock for a total cost of $24.4 million, or an average market price per share of $28.15, using available cash. As of September 30, 2008, there was approximately $573,000 remaining to be used for the repurchase of Common Stock under the September 25, 2007 plan and $10 million available for repurchase under the most recently authorized program (the June 23, 2008 program). During the three month period ended September 30, 2008, no repurchases of stock were made. We plan to repurchase shares of our Common Stock for cash, from time to time in the open market, through block trades or otherwise. Neither of the repurchase programs requires the Company to purchase any specific dollar value or number of shares, and neither program has a specified expiration date. Any purchases under the programs will depend on market conditions and may be commenced or suspended at any time or from time to time without prior notice. We plan to finance any repurchases using available cash, liquid investments and cash from operations. See Part II. Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) in this Form 10-Q.

Stock Appreciation Rights (SARs) Buyback Program

We granted cash-settled SAR awards to eligible employees during the quarter ended September 30, 2006. Each award, when granted, provided the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of our Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of our Common Stock on the date of grant. The SARs were exercisable over a maximum term of five years from the date of grant and vested over a period of three years from the grant date. The first one-third of these grants was scheduled to vest during our quarter ended September 30, 2007. During the quarter ended September 30, 2007, the vesting of all equity compensation awards automatically accelerated due to the “Change in Control” as defined under the Employee Plan. See Note 13 to the Condensed Consolidated Financial Statements included in this Form10-Q for additional information concerning the accelerated vesting of all outstanding equity awards. Therefore, all outstanding cash-settled SARs are available for exercise and are subject to quarterly mark-to-market adjustments.

On November 14, 2007, in an effort to reduce our exposure to this liability we offered to buy back the SARs from all current eligible employees, excluding our executive officers, at the fair market value (“Buyout Price”) based on the closing price of our Common Stock on December 14, 2007, the settlement date. This offer resulted in our purchase of 173,940 SARs at a Buyout Price of $6.47 per SAR for a total of $1.1 million (net of our portion of payroll taxes) paid to the participating eligible employees. The remaining SARs will continue to be remeasured at each reporting period until all awards are settled. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants.

General

We plan to continue to increase our research and development activities for our biomaterial products and increase our research and development activities for our endovascular products based on our development contract with Spectranetics. Because we sold our endovascular product lines to Spectranetics, the portion of our operating expense specifically related to endovascular sales and marketing efforts will be eliminated in fiscal 2009.

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

Presented below is a summary of our contractual obligations as of September 30, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($35 million)	$60,635,815	$3,567,305	$6,865,590	$6,494,515	$43,708,405
Purchase Obligations:
Contractual Commitments for Capital Expenditures (2)(3)	1,475,190	1,475,190	—	—	—
FIN 48 Tax Obligations (4)	69,143	69,143	—	—	—

Total Contractual Obligations	$62,180,148	$5,111,638	$6,865,590	$6,494,515	$43,708,405

These obligations are related to the Mortgage and agreements to purchase goods or services that are enforceable and legally binding.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage of $33.8 million as of September 30, 2008. In accordance with U.S. GAAP, the interest obligations are not recorded on our Condensed Consolidated Balance Sheet. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(2)	These obligations consist of open purchase orders for capital items primarily for the continued expansion of our research and development and manufacturing capabilities.
(3)	In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheet.
(4)	Liabilities for uncertain tax positions in the aggregate amount of $134,039 have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of these liabilities.

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS

Kensey Nash Corporation

Non-GAAP Financial Measures and Reconciliations

Adjusted Income Reconciliation

	As Reported Quarter Ended September 30, 2007	Non-GAAP Adjustments		As Adjusted Quarter Ended September 30, 2007
		Embolic Protection Discontinuance (a) 2007	One-Time Equity Acceleration (a) 2007

Revenues:
Net sales
Biomaterials	$10,167,299	$—	$—	$10,167,299
Endovascular	1,364,230	—	—	1,364,230

Total net sales	11,531,529	—	—	11,531,529
Royalty income	6,070,888	—	—	6,070,888

Total revenues	17,602,417	—	—	17,602,417

Operating costs and expenses:
Cost of products sold	5,644,149	(154,726)	(253,879)	5,235,544
Research and development	4,932,003	(92,630)	(849,678)	3,989,695
Selling, general and administrative	7,576,590	(76,372)	(1,889,321)	5,610,897

Total operating costs and expenses	18,152,742	(323,728)	(2,992,878)	14,836,136

Income from operations	(550,325)	323,728	2,992,878	2,766,281
Interest and other income, net	226,343	—	—	226,343

Pre-tax income	(323,982)	323,728	2,992,878	2,992,624
Income tax expense	(101,640)	110,068	1,017,579	1,026,007

Net income (a)	$(222,342)	$213,660	$1,975,299	$1,966,617

Gross margin on sales	51%	1%	3%	55%
R&D as a % of revenue	28%	(1)%	(4)%	23%
SG&A as a % of revenue	43%	(0)%	(11)%	32%

Note: To supplement our Management Discussion and Analysis presented in accordance with GAAP, Kensey Nash Corporation uses non-GAAP measures of operating expense line items, which are adjusted from our GAAP results to exclude certain expenses. These non-GAAP adjustments are provided to enhance the user’s overall understanding of our historical and current financial performance and our prospects for the future. We believe the non-GAAP results provide useful information to both management and investors by excluding certain expenses that we believe are not indicative of our core operating results.

We have adjusted our GAAP results for the discontinuance of our embolic protection platform and accelerated vesting of stock awards. We excluded the impact of write-offs of inventory, certain dedicated embolic protection equipment, and other assets related to our decision in June 2007 to discontinue the embolic protection product line. Additional charges related to severance and clinical trial closeout costs were recorded during the first quarter of fiscal 2008, as set forth in the reconciliation. We excluded the impact of the acceleration of vesting of the stock awards from the results of the first quarter of fiscal 2008 due to the “Change in Control” as defined in our equity compensation plan on August 30, 2007 when Ramius Capital Group, L.L.C. and its affiliates acquired more than 20 percent of the Company’s outstanding common stock.

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

(a)	Net income for the first quarter of fiscal 2008 includes $3.0 million in net charges ($2.0 million in after-tax charges, or $0.16 per share tax-effected) for the acceleration of stock awards and approximately $324,000 in charges ($215,000 in after-tax charges, or $0.02 per share tax-effected), related to the discontinuation of the Company’s embolic protection platform, both of which were incurred during the first quarter of fiscal 2008.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 include but are not limited to the following:

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	our reliance on four customers for a majority of our revenues (St. Jude Medical, Arthrex, Inc., Orthovita, Inc. and The Spectranetics Corporation);

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	the performance of The Spectranetics Corporation as the marketer and distributor of the endovascular products;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community or new technology introduced replacing our products;

•	our strategic endovascular relationship could be negatively impacted by adverse results of the FDA and U.S. Immigration and Customs Enforcement (ICE) investigation of The Spectranetics Corporation;

•	the loss of, or interruption of supply from, key vendors;

•	the completion of additional clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our products;

•

our ability to scale up the manufacturing of our products to accommodate the respective sales volume; our dependence on our customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	our dependence on key vendors and personnel;

•	our use of hazardous materials, which could expose us to future environmental liabilities;

•	the international market risks that can harm future international sales of our products;

•	our ability to expand our management systems and controls to support anticipated growth;

•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	adverse consequences resulting from the actions of a major stockholder;

•	risks related to future market acceptance of our biomaterials or endovascular partners’ products or extinction of some or all of our products within a product family;

•	risks related to product recalls of and other manufacturing issues relating to our partners’ biomaterials or endovascular products;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

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

Investment Portfolio

Our investment portfolio consists primarily of high quality municipal securities all of which have maturities ranging from less than one year to approximately four years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit-committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale marketable securities are subject to interest rate risk and decreases in market value if interest rates increase. As of September 30, 2008, our total investment portfolio consisted of approximately $9.3 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding our investments is located in Note 2 to the Condensed Consolidated Financial Statements included in this 10-Q.

Debt

On May 25, 2006, we entered into a $35.0 million aggregate ten-year fixed interest rate swap agreement (the Swap), with Citibank, N.A., to manage the market risk from changes in interest rates under the Mortgage. As of September 30, 2008 we have taken the full $35.0 million advance under the Mortgage (See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q). Our objective and strategy for undertaking the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding the Swap is located in Note 9 – under the heading “Interest Rate Swap Agreement” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 includes a detailed discussion of our risk factors. There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 except that:

The following risk factors have been added:

Our strategic endovascular relationship with Spectranetics could be negatively impacted by changes in management of Spectranetics

Spectranetics announced on October 22, 2008 the appointment of Emile J. Geisenheimer, its chairman, to the additional roles of President and Chief Executive Officer, following the resignation of John G. Schulte as President, Chief Executive Officer and director of Spectranetics. Three additional employees have also left the Spectranetics. Our business, including revenues derived from endovascular sales, may be adversely impacted by the change in management if such change diverts focus and attention away from selling the endovascular products we sold to Spectranetics, and which we continue to manufacture for Spectranetics.

Our financial position, results of operations or cash flows may be negatively impacted by the recent financial crisis

The recent financial troubles affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and counterparty failures negatively impacting our debt and treasury operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: November 10, 2008	By:	/s/ Wendy F. DiCicco, CPA
Wendy F. DiCicco, CPA Chief Financial Officer
(Principal Financial and Accounting Officer)