Form 10-Q
period 2008-12-31
KENSEY NASH CORP
filed 2009-02-09
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2009, there were 11,512,752 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED DECEMBER 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,232,161	$48,706,232
Investments (See Note 2)	8,087,540	14,789,909
Trade receivables, net of allowance for doubtful accounts of $13,512 and $14,713 at December 31, 2008 and June 30, 2008, respectively	6,712,766	6,617,156
Royalties receivable	7,239,436	7,010,404
Other receivables (including approximately $9,500 and $1,379,000 at December 31, 2008 and June 30, 2008, respectively, due from employees)	181,341	2,020,295
Inventory (See Note 3)	10,646,009	9,270,864
Deferred tax asset, current portion	3,153,428	4,277,864
Prepaid expenses and other	2,189,095	1,859,958

Total current assets	101,441,776	94,552,682

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	4,883,591
Building	46,275,739	45,869,376
Machinery, furniture and equipment	29,489,015	28,494,805
Construction in progress	601,560	498,283

Total property, plant and equipment	81,249,905	79,746,055
Accumulated depreciation	(22,845,164)	(20,147,747)

Net property, plant and equipment	58,404,741	59,598,308

OTHER ASSETS:
Deferred tax asset, non-current portion	627,746	—
Acquired patents and other intangibles, net of accumulated amortization of $5,188,759 and $4,788,389 at December 31, 2008 and June 30, 2008, respectively (See Note 5)	3,157,607	3,807,977
Goodwill (See Note 7)	4,366,273	4,366,273
Other non-current assets	96,729	103,324

Total other assets	8,248,355	8,277,574

TOTAL	$168,094,872	$162,428,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,624,415	$2,049,318
Accrued expenses (See Note 8)	4,838,928	6,922,904
Other current liabilities	58,818	686,267
Current portion of debt (See Note 9)	1,399,997	1,399,997
Deferred revenue	742,517	601,131

Total current liabilities	9,664,675	11,659,617

OTHER LIABILITIES:
Long-term debt (See Note 9)	32,083,333	32,783,333
Deferred revenue, non-current	735,551	304,939
Deferred tax liability, non-current	—	420,598
Other non-current liabilities (See Note 9)	6,675,477	2,690,421

Total liabilities	49,159,036	47,858,908

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at December 31, 2008 and June 30, 2008	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,512,752 and 11,640,221 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	11,513	11,640
Capital in excess of par value	71,825,932	75,242,265
Retained earnings	51,506,423	41,018,596
Accumulated other comprehensive loss	(4,408,032)	(1,702,845)

Total stockholders’ equity	118,935,836	114,569,656

TOTAL	$168,094,872	$162,428,564

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
REVENUES:
Net sales
Biomaterial sales	$13,097,049	$11,484,912	$25,768,987	$21,652,211
Endovascular sales	877,874	1,661,951	1,669,660	3,026,181

Total net sales	13,974,923	13,146,863	27,438,647	24,678,392
Royalty income	6,822,905	6,491,063	13,508,864	12,561,951

Total revenues	20,797,828	19,637,926	40,947,511	37,240,343

OPERATING COSTS AND EXPENSES:
Cost of products sold	6,493,026	6,177,524	12,206,481	11,821,673
Research and development	4,539,173	3,959,591	8,962,922	8,891,595
Selling, general and administrative	2,119,628	5,929,374	4,405,227	13,505,966

Total operating costs and expenses	13,151,827	16,066,489	25,574,630	34,219,234

INCOME FROM OPERATIONS	7,646,001	3,571,437	15,372,881	3,021,109

OTHER INCOME/(EXPENSE):
Interest income	338,616	474,567	817,360	807,593
Interest expense	(545,097)	(300,672)	(1,044,372)	(403,259)
Other income	34,683	22,023	183,033	17,928

Total other (expense)/income - net	(171,798)	195,918	(43,979)	422,262

INCOME BEFORE INCOME TAX	7,474,203	3,767,355	15,328,902	3,443,371
Income tax expense	(2,233,933)	(1,159,188)	(4,841,075)	(1,057,548)

NET INCOME	$5,240,270	$2,608,167	$10,487,827	$2,385,823

BASIC EARNINGS PER SHARE	$0.45	$0.22	$0.90	$0.20

DILUTED EARNINGS PER SHARE	$0.44	$0.21	$0.87	$0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,633,990	12,108,682	11,700,891	12,037,997

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,934,095	12,645,134	12,122,547	12,633,529

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Capital in Excess of Par	Retained	Accumulated Other Comprehensive	Comprehensive	Total
	Shares	Amount	Value	Earnings	Loss	Income/(Loss)
BALANCE, JUNE 30, 2008	11,640,221	$11,640	$75,242,265	$41,018,596	$(1,702,845)		$114,569,656
Exercise/issuance of:
Stock options	263,497	264	4,628,397				4,628,661
Nonvested stock awards	10,405	10	(10)				—
Stock repurchase (See Note 12)	(401,371)	(401)	(10,448,075)				(10,448,476)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			1,466,230				1,466,230
Nonvested stock awards			(38,948)				(38,948)
Employee stock-based compensation:
Stock options			814,543				814,543
Nonvested stock awards			161,530				161,530
Net income				10,487,827		10,487,827	10,487,827
Change in unrealized loss on investments (net of tax)				(2,110)	(2,110)	(2,110)
Interest rate swap unrealized loss (net of tax)					(2,703,077)	(2,703,077)	(2,703,077)

Comprehensive income						7,782,640

BALANCE, DECEMBER 31, 2008 (Unaudited)	11,512,752	$11,513	$71,825,932	$51,506,423	$(4,408,032)		$118,935,836

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$10,487,827	$2,385,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,454,170	3,561,788
Stock-based compensation (See Note 13):
Stock options	762,917	1,247,519
Nonvested stock awards	190,312	1,883,761
Cash-settled stock appreciation rights	(627,449)	1,302,063
Tax benefit/(deficiency) from exercise/issuance of:
Stock options	1,466,230	1,837,165
Nonvested stock awards	(38,948)	(181,429)
Excess tax benefits from share-based payment arrangements	(977,325)	(1,134,192)
Cash-settled stock appreciation rights (SARs) exercise/repurchase/other	—	(1,567,231)
Deferred income taxes	1,563,102	(1,405,782)
Income on disposal/retirement of property, plant and equipment	(9,231)	(3,388)
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable	140,334	(938,617)
Prepaid expenses and other current assets	(357,919)	(559,986)
Inventory	(1,375,145)	(1,862,397)
Accounts payable and accrued expenses	(1,457,253)	(276,070)
Deferred revenue, current	141,386	274,660
Other current liabilities	—	441,971
Deferred revenue, non-current	430,612	(51,777)
Other non-current liabilities	(202,702)	349,852

Net cash provided by operating activities	13,590,918	5,303,733

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,546,477)	(1,907,928)
Additional MacroPore Biosurgery, Inc. acquisition costs	—	(62,298)
Purchase of proprietary rights	—	(150,000)
Sale of investments	6,650,000	8,320,000
Purchase of investments	—	(23,307,354)

Net cash provided by/(used) in investing activities	5,103,523	(17,107,580)

FINANCING ACTIVITIES:
Repayments of long term debt	(700,000)	(116,667)
Proceeds from secured commercial mortgage	—	27,000,000
Stock repurchase (See Note 12)	(10,448,476)	(8,853,889)
Excess tax benefits from share-based payment arrangements	977,325	1,134,192
Proceeds from exercise of stock options	6,002,639	3,592,602

Net cash (used)/provided by financing activities	(4,168,512)	22,756,238

EFFECT OF EXCHANGE RATE ON CASH	—	72,647
INCREASE IN CASH	14,525,929	11,025,038
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,706,232	7,087,969

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,232,161	$18,113,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $74,648 and $36,965 at December 31, 2008 and 2007, respectively)	$1,045,383	$345,915

Cash paid for income taxes	$1,446,121	$—

Retirement of fully depreciated property, plant and equipment	$115,563	$131,300

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Increase in prepaid expense related to non-employee nonvested awards	$—	$115,013

SUPPLEMENTAL DISCLOSURE OF FINANCING INFORMATION:

During the year ended June 30, 2006, the Company entered into a Secured Commercial Mortgage with Citibank, F.S.B. The Mortgage which is secured by the Company’s facility and land, had provided the Company with the ability to take aggregate advances up to $35 million through November 25, 2007, all of which has been taken. (See Note 9).

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (fiscal 2008).

The Condensed Consolidated Statements of Income for the three and six month periods ended December 31, 2008 and 2007 have been reclassified to reflect aggregated selling, general and administrative expenses, which were previously separated as two line items. These costs have been aggregated due to the elimination of the Company’s direct sales and marketing efforts for its endovascular products after the sale of these product lines to The Spectranetics Corporation in May of 2008. There was no impact on amounts presented for income from operations.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). In addition, the Company follows the provisions of Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), for certain collaborative arrangements containing multiple revenue elements which were entered into, or materially amended, after June 30, 2003. Sales revenue is generally recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are generally recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including credits and discounts. The Company had net sales returns provisions, credits and discounts of $10,000 and $26,000 for the three and six months ended December 31, 2008. For the three and six month periods ended December 31, 2007, there were net sales returns provisions, credits and discounts of $10,618 and $13,216, respectively.

Royalty Income

The Company generally recognizes its royalty revenue at the end of each month, when the relevant net total end-user product sales dollars are reported to the Company for the month. Royalty payments are generally received within 45 days after the end of each calendar quarter.

Geographic Information

The Company’s revenues are categorized geographically below. Revenues are attributed to a country based on the location of the customer. The Company’s business is not directly dependent on foreign operations, as the Company’s sales to customers outside the U.S. are not significant. However, a portion of the Company’s revenues, including sales and royalties, are dependent on U.S. based customers selling to end-users outside the U.S. No one country where the Company sells its products, other than the U.S., represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.:

	Revenues for the three month period ended December 31,		Revenues for the six month period ended December 31,
	2008	2007	2008	2007
United States	$20,586,767	$18,849,010	$40,651,970	$35,896,810
Foreign countries	211,061	788,916	295,541	1,343,533

Total	$20,797,828	$19,637,926	$40,947,511	$37,240,343

Earning Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. Options and nonvested stock awards to purchase shares of the Company’s Common Stock that were outstanding for the three and six months ended December 31, 2008 and 2007, but were not included in the computation of diluted EPS because the options and nonvested stock awards would have been antidilutive, are shown in the table below:

	Three months ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Number of Options and Awards	1,123,334	823,839	743,156	376,030

Option and Award Price Range	$23.45 - $35.71	$27.80 - $34.36	$28.02 - $35.71	$22.93 - $34.36

New Accounting Pronouncements

Adopted:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a standard definition for fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is its 2009 fiscal year. In September 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to provide clarification of the application of SFAS 157 in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset in such a non-active market. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 10 for information and a discussion relating to the Company’s adoption of SFAS 157 as of July 1, 2008 for financial assets and financial liabilities.

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

To Be Adopted:

In November 2007, the FASB ratified the consensus reached by the EITF on Issue 07-1: Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1). This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company is its 2010 fiscal year. This issue will require the Company to disclose the nature and purpose of its collaborative arrangements in its annual financial statements, its rights and obligations under its collaborative arrangements, the stage of the underlying endeavor’s life cycle, the Company’s accounting policies for the arrangements and the statement of income classification and amount of significant financial statement amounts related to the collaborative arrangements. This issue will require the Company to apply EITF 07-1 as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date. The Company has not yet assessed the impact the adoption of EITF 07-1 will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (SFAS 141(R)). SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) is effective prospectively for business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008, which for the Company is its 2010 fiscal year. The Company has not yet assessed the impact the adoption of SFAS 141(R) will have on its financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which for the Company is its third quarter of fiscal 2009 ending March 31, 2009. The Company does not expect that the adoption of SFAS 161 will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources for U.S. GAAP and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that the adoption of SFAS 162 will have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2 – Investments

Investments as of December 31, 2008 consisted of high quality municipal obligations. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets, and as such, its portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Note 11) and realized gains and losses included in other income. The fair value of available-for-sale marketable securities is obtained from broker quotes based on identical or similar assets in the municipal bond market. The following is a summary of available-for-sale marketable securities as of December 31, 2008 and June 30, 2008:

	December 31, 2008
Description	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Municipal Obligations	$8,193,652	$36,714	$(142,826)	$8,087,540

Total Investments	$8,193,652	$36,714	$(142,826)	$8,087,540

	June 30, 2008
Description	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Municipal Obligations	$14,891,581	$37,233	$(138,905)	$14,789,909

Total Investments	$14,891,581	$37,233	$(138,905)	$14,789,909

The Company’s investments included in the municipal obligations category as of December 31, 2008 have maturities ranging from less than one year to approximately four years.

Certain investment securities included in the municipal obligations category shown below currently have fair values less than their amortized costs and, therefore, contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any Company or industry specific event. As of December 31, 2008, there were 5 out of 10 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated within the municipal obligations category, as of December 31, 2008 were as follows:

	Loss < 12 months		Loss > or equal to 12 months		Total
Description	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal Obligations	$4,021,566	$(111,380)	$1,015,315	$(31,446)	$5,036,881	$(142,826)

Total Investments	$4,021,566	$(111,380)	$1,015,315	$(31,446)	$5,036,881	$(142,826)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory includes the cost of material, labor and overhead utilized in the processing of the Company’s products and was as follows as of December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Raw materials	$7,538,986	$6,875,782
Work in process	2,129,060	1,625,821
Finished goods	2,237,462	1,917,114

Gross inventory	11,905,508	10,418,717
Provision for inventory obsolescence	(1,259,499)	(1,147,853)

Inventory	$10,646,009	$9,270,864

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

Note 4 – Select Customer Agreements

St Jude Medical, Inc.

The License Agreements – Under two License Agreements (one each for U.S. and foreign territories), St. Jude Medical has exclusive worldwide rights to manufacture and market the Angio-SealTM Vascular Closure Device (the Angio-Seal). Under the License Agreements, the Company receives an approximate 6% royalty on the sales price of every Angio-Seal unit sold by St. Jude Medical.

The Component Supply Contract – Under a supply contract executed with St. Jude Medical in 2005, the Company is the exclusive supplier of 100% of the collagen plug and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement, which expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for the Company’s ongoing investments in collagen research and development. As of December 31, 2008, the Company had recognized $833,842 of this origination fee and the remaining $166,158 was recorded as deferred revenue and will be recognized over the remaining period of the contract.

Orthovita, Inc.

In fiscal 2003, the Company entered into a development, manufacturing and supply agreement with Orthovita under which the Company develops and commercializes products based on Orthovita’s proprietary Vitoss® bone graft substitute material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, the products are co-developed. The Company manufactures the products and Orthovita markets and sells the products worldwide. Also under the Orthovita Agreement, the Company receives a royalty payment on all co-developed Vitoss®, Vitoss® Foam and Vitoss® Bioactive Foam products based upon Orthovita’s total end-user net sales of such products.

In a separate transaction in August 2004, the Company acquired proprietary rights of a third party having rights in the Vitoss technology. This acquisition included the economic rights of the third party, which include a royalty on all products sold containing the Vitoss technology, up to a total royalty amount to be recognized of $4,035,782.

Note 5 – Acquired Patents and Other Intangibles

The costs of internally developed patents are expensed when incurred due to the long development cycle for products and the Company’s inability to measure the recoverability of these costs when incurred. From time to time, the Company has acquired portfolios of patents that it believes are beneficial and complimentary to the Company’s existing intellectual property and material processing knowledge platform. These acquisitions have included a portfolio of puncture closure patents in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. (THM) in 2000, certain intellectual property and other rights related to the Vitoss product line acquired from a third party inventor in 2004, intangible assets acquired as part of the purchase of certain assets of IntraLuminal Therapeutics, Inc. (ILT) in 2006 (divested in May 2008 in conjunction with the sale of the Company’s Endovascular business, see Note 18) and most recently, certain assets of MacroPore Biosurgery, Inc. (MacroPore) in 2007 (See Note 6), as well as other smaller purchases.

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from approximately 1 to 8 years as of December 31, 2008. The gross carrying amount of such patents and intangible assets, as of December 31, 2008, was $8,346,366, with accumulated amortization of $5,188,759.

Amortization expense on these patents and intangible assets was $226,008 and $456,519 for the three and six month periods ended December 31, 2008, respectively. For the three and six month periods ended December 31, 2007, there was $269,691 and $539,467, respectively, of amortization expense on these patents and intangible assets. The table below details the estimated amortization expense as of December 31, 2008, for the next five fiscal years on the patents and intangible assets acquired by the Company:

Fiscal year ending June 30,	Amortization Expense
2009	$894,578
2010	872,746
2011	907,763
2012	628,533
2013	176,278

Note 6 – Acquisitions

MacroPore Biosurgery, Inc. In May 2007, the Company acquired certain assets of MacroPore, a leading developer of bioresorbable products targeted for spinal, craniofacial and orthopaedic surgery applications, for approximately $3.2 million cash plus acquisition costs of $187,988. The acquisition had been accounted for under the purchase method of accounting and MacroPore’s results of operations have been included in those of the Company since the date of acquisition.

The valuation of the purchase price allocation represents the estimated fair market value based on risk-adjusted cash flows related to the identifiable assets, with the excess of the cost over net assets acquired allocated to goodwill. Management is responsible for the valuation and considered a number of factors, including internal and third party valuations and appraisals.

The following is a summary of the purchase price allocation:

Inventory	$56,535
Machinery, furniture and equipment	574,482
Intangible asset (customer relationship)	1,650,000
Excess of cost over net assets acquired (goodwill)	1,081,970

$3,362,987

The identified customer relationship intangible asset of $1,650,000 is being amortized over the five-year term of the manufacturing, development and supply agreement with a leading orthopaedic device company. The gross carrying amount of the acquired intangible asset at December 31, 2008 was $1,650,000 with accumulated amortization of $522,500. Amortization expense on the acquired intangible assets was $82,500 and $165,000 for the three and six months ended December 31, 2008, respectively. For the three and six month periods ended December 31, 2007, there was $82,500 and $165,167, respectively, of amortization expense on these intangible assets and is included within selling, general and administrative expense.

Note 7 - Goodwill

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

The net carrying amount of $4,366,273 for goodwill remained unchanged for the period ended December 31, 2008 from the year ended June 30, 2008.

Note 8 – Accrued Expenses

As of December 31, 2008 and June 30, 2008, accrued expenses consisted of the following:

	December 31, 2008	June 30, 2008
Accrued payroll and related compensation	$2,183,458	$3,474,027
Accrued Spectranetics transaction closing costs (See Note 18)	1,517,457	2,659,858
Other	1,138,013	789,019

Total	$4,838,928	$6,922,904

Note 9 – Debt

Secured Commercial Mortgage - On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage provided the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the Draw Period) and is secured by the Company’s facility and land in Exton, Pennsylvania. On May 25, 2006 and November 23, 2007, the Company took $8 million and $27 million advances, respectively, under the Mortgage, both of which bear interest at LIBOR plus a 0.82% Loan Credit Spread. Under the Mortgage, the Company was required to pay interest only on the outstanding principal amount during the Draw Period. Beginning December 25, 2007, the Company began paying principal and interest based on a 25 year straight-line amortization schedule. At December 31, 2008, the outstanding Mortgage balance, net of principal payments, was $33.5 million.

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

Interest Rate Swap Agreement - In order to hedge its interest rate risk under the Mortgage, the Company entered into a $35 million aggregate 10-year fixed interest rate swap agreement (the Swap) with Citibank, N.A. The Swap is secured by the Company’s facility and land in Exton, Pennsylvania. The Company is using the Swap as a cash flow hedge of the Company’s interest payments under the Mortgage. The Swap converts the variable LIBOR portion of the Mortgage payments to a fixed rate of 6.44% (5.62% fixed interest rate plus a 0.82% Loan Credit Spread).

The Swap is classified as a cash flow hedge due to the hedging of forecasted interest rate payments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, No. 138 and No. 149 (SFAS 133) and is recorded in the Condensed Consolidated Balance Sheets at fair value. As such, the Company performs a mark-to-market adjustment at the end of each period. In establishing the fair value, the Company includes and evaluates dealer quotes, the counterparty’s ability to settle the asset or liability and its creditworthiness, additionally, current interest rates, collateralization of the Mortgage and the Swap by the land and building and any adverse Company or industry specific events that would impact the fair value measurement are considered.

As of December 31, 2008 and June 30, 2008, the fair value of the Swap was in an unrealized loss position of $6,675,476 ($4,339,059, net of tax) and $2,487,718 ($1,635,984, net of tax), respectively, with the gross loss position included in other non-current liabilities and the net of tax position included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. This value represents the estimated amount the Company would receive or pay to terminate agreements.

If the conditions underlying the Swap or the hedge item do not change, the Swap will be considered to be highly effective in accordance with SFAS 133, with all changes in fair value included in other comprehensive loss. The effective portion of the Swap gains or losses, due to changes in fair value, are recorded as a component of Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Company utilizes the Hypothetical Derivative Method in determining hedge effectiveness each period. Transactions that would cause ineffectiveness and result in the Company reclassifying the ineffective portion into current earnings would include the prepayment of the Mortgage. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the three and six month periods ended December 31, 2008, no amounts were recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. No amount was recognized in prior year earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness for the three and six month periods ended December 31, 2007. The Company does not anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions under the Mortgage and Swap occur.

Note 10 – Fair Value of Financial Assets and Financial Liabilities

Effective July 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and financial liabilities. SFAS 157 defines fair value as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy.

The levels of the hierarchy are described below:

•	Level 1 - Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;

•

Level 2 - Inputs that are other than quoted prices in active markets for identical assets and liabilities, inputs that are quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are either directly or indirectly observable; and

•	Level 3 - Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements as of December 31, 2008
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$62,223,879	$—	$—
Available-for-sale marketable securities:
Municipal bonds (See Note 2)	$—	$8,087,540	$—

Total Assets	$62,223,879	$8,087,540	$—

Liabilities
Interest rate swap (See Note 9)	$—	$6,675,476	$—

Total Liabilities	$—	$6,675,476	$—

(a)	The Company’s money market funds are classified along with the Company’s cash balances as Cash and cash equivalents within the Condensed Consolidated Balance Sheets. Money market funds are valued at quoted prices in active markets.

Note 11 – Comprehensive Income/(Loss)

The Company accounts for comprehensive income/(loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, Accumulated other comprehensive loss is shown in the Condensed Consolidated Statements of Stockholders’ Equity as of December 31, 2008 and June 30, 2008, and is comprised of net unrealized gains and losses on the Company’s available-for-sale marketable securities and the Swap, as well as, foreign currency translation adjustments for the prior fiscal year. The net tax benefit for the six months ended December 31, 2008 and for the fiscal year ended June 30, 2008 of other comprehensive income/(loss) was $1,487,011 and $697,758, respectively.

Note 12 – Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by various programs established by the Company’s Board of Directors. On September 25, 2007, the Company announced that its Board of Directors approved a stock repurchase program that replaced the Company’s existing program and allowed the Company to repurchase up to a total of $25 million of its issued and outstanding shares of Common Stock. On June 23, 2008, the Company announced that its Board of Directors had approved a new stock repurchase program to provide the Company with more flexibility to buy its own shares. The new stock repurchase program allowed the Company to repurchase up to an additional $10 million of its issued and outstanding shares of Common Stock. Neither stock repurchase program had a specified expiration date. The repurchase programs did not require the Company to purchase any specific number of shares. Any purchases under the programs were dependent on market conditions and could have been commenced or suspended at any time or from time to time without prior notice.

During the quarter ended December 31, 2008, the Company repurchased and retired 401,371 shares of Common Stock that were settled at a cost to the Company of $10,430,627, or an average market price per share of $25.99, using available cash. Commission and other related administrative costs associated with the stock repurchases totaled $16,054 and $1,795, respectively, during the quarter ended December 31, 2008. The stock repurchases were executed under the remainder of the $25 million repurchase plan and the $10 million repurchase plan, and marked the completion of both of the Company’s existing stock repurchase programs. No shares were repurchased during the first quarter ended September 30, 2008. During the six month period ended December 31, 2007, the Company repurchased and retired 323,350 shares of Common Stock that were settled at a cost of $8,840,955, or an average market price per share of $27.34, using available cash. An additional 13,851 shares were repurchased in December 2007, but settled in January 2008 at a cost of $413,803, or an average market price per share of $29.88.

Note 13 – Stock-Based Compensation

Total stock-based compensation expense for the three and six month periods ended December 31, 2008 was $32,099 and $325,780, respectively. For the three and six month periods ended December 31, 2007 stock-based compensation expense was $726,282 and $4,433,343, respectively. Stock-based compensation for the six month period ended December 31, 2007 included an accelerated vesting charge of $2,974,033 as described below (See – Accelerated Vesting of All Equity Awards). The total income tax benefit recognized on the Condensed Consolidated Statements of Income for stock-based compensation costs was $11,235 and $114,023 for the three and six month periods ended December 31, 2008, respectively. The income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based compensation expense for the three and six months ended December 31, 2007 was $246,936 and $1,507,337, respectively. Compensation expense related to stock-based awards is classified on the Condensed Consolidated Statements of Income within the same line items as salary or consulting expense with respect to the award recipients, and is recorded over the awards’ relevant vesting periods. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of Selling, general and administrative expense on the Condensed Consolidated Statements of Income.

On December 10, 2008, the Company held its 2008 Annual Meeting of Stockholders at which the Stockholders of the Company considered and approved the Company’s Seventh Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Employee Plan). The Employee Plan became effective immediately upon the stockholders’ approval. The Employee Plan authorized an additional 700,000 shares of the Company’s Common Stock for issuance under the Employee Plan of which only 100,000 shares may be issued as nonvested stock, bonus stock or stock-based awards other than stock options or cash-settled stock appreciation rights (SARs).

As of December 31, 2008, the total number of shares authorized for issuance under the Employee Plan was 5,400,000, of which options to purchase a total of 1,708,737 shares of the Company’s Common Stock at a weighted average exercise price of $24.07 were outstanding, 67,634 nonvested stock awards were outstanding, options to purchase a total of 2,862,055 shares of the Company’s Common Stock had previously been exercised/issued, and 761,574 shares remained available for new awards.

The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). As of December 31, 2008 a total of 410,000 shares were authorized for issuance under the Directors’ Plan. Nonqualified options to purchase a total of 281,000 shares of the Company’s Common Stock at a weighted average exercise price of $20.85 were outstanding, and options to purchase a total of 129,000 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. As a result, no shares are available for new awards and no unrecognized compensation cost remains under the Directors’ Plan. Awards previously granted to non-employee directors are now granted under the Employee Plan.

Accelerated Vesting of All Equity Awards

As a result of a “change in control” as defined in the Employee Plan, on August 30, 2007 all then outstanding unvested stock options, cash-settled stock appreciation rights (SARs) and non-vested stock awards outstanding under the Employee Plan vested (and, in the case of stock options and SARs, became exercisable) in full. This “change in control” was triggered by the acquisition on August 30, 2007 by affiliates of Ramius Capital Group, L.L.C. of more than 20 percent of the Company’s outstanding Common Stock, as reported by Ramius in filings with the SEC.

As part of the accelerated vesting, unvested stock option grants to purchase 114,405 shares of the Company’s Common Stock became fully vested and exercisable. Of these options, non-employee members of the Board of Directors held options to purchase 37,500 shares, and non-executive employees held options to purchase the remaining 76,905 shares. There were no unvested stock options held by executive officers. Compensation expense of $920,131 that would otherwise have been recorded over a weighted average period of 1.85 years, or $607,286 net of related tax effects, was recognized as an accelerated vesting charge primarily during the quarter ended September 30, 2007.

In addition, 283,690 SARs also became fully vested and exercisable on August 30, 2007. Of these SARs, 179,690 awards were granted to non-executive employees at a stock price of $29.88 and the remaining 104,000 SAR awards were granted to executive officers at a stock price of $31.36. An accelerated vesting charge of $429,760, or $283,642 net of related tax effects, was recognized during the first quarter ended September 30, 2007 with respect to the SARs.

In addition, a total of 94,537 shares of nonvested stock awards became fully vested and were released at a market value of $23.97 per share, the closing price of the Company’s Common Stock on August 30, 2007. Non-employee members of the Board of Directors held 34,780 shares, 45,031 shares were held by executive officers, and other employees held the remaining 14,726 shares. Compensation expense of $1,624,143, or $1,071,934 net of related tax effects, that otherwise would have been recorded over a weighted average period of 1.36 years was recognized during the first quarter ended September 30, 2007 as an accelerated vesting charge with respect to the nonvested stock awards.

Stock Options

Stock options have been granted to employees and members of the Board of Directors of the Company, as well as non-employee outside consultants. For the three and six months ended December 31, 2008, the Company recognized expense of $472,167 and $762,917 respectively related to stock options. For the three and six months ended December 31, 2007, the Company recognized expense of $192,940 and $1,247,519 (including the accelerated vesting charge of $920,131 for the six month period as described above), respectively, related to stock options. As of December 31, 2008, there was $5,232,899 of unrecognized compensation cost related to unvested stock options granted under the Employee Plan. That cost is expected to be recognized over a weighted-average period of 2.41 years.

A summary of the stock option activity under both plans for the six months ended December 31, 2008, is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2008	1,639,044	$21.62	$17,547,996	310,500	$20.43	$3,607,560
Granted	334,970	$32.10		—	$—
Cancelled	(31,280)	$29.03		—	$—
Exercised	(233,997)	$17.70		(29,500)	$16.47

Balance at December 31, 2008	1,708,737	$24.07	$3,483,270	281,000	$20.85	$554,308

Shares vested + expected to vest	1,666,743	$23.90	$3,483,270	281,000	$20.85	$554,308

Exercisable portion	1,246,897	$21.56	$3,483,270	281,000	$20.85	$554,308

Available for future grant	761,574			—

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

	Six Months Ended December 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	1.140% - 3.492%	4.286%
Expected lives:	0.25 - 6.28	6.33

During the six months ended December 31, 2008, the Company granted options with exercise prices equal to the fair market value of the Company’s Common Stock on the respective grant dates, to purchase 334,970 shares of the Company’s Common Stock to employees of the Company. These options were valued at an average of $11.49 per share on the grant date using the fair value assumptions listed above and will be expensed over a zero to three-year vesting period.

The following table summarizes significant option groups outstanding under both the Employee Plan and Directors’ Plan and related weighted average exercise price and remaining contractual life information as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at December 31, 2008	Remaining Contractual Life	Wghtd Avg Exercise Price	Number of Shares at December 31, 2008	Wghtd Avg Exercise Price
$8.750 - $14.580	732,014	2.34	$13.92	732,014	$13.92
$18.940 - $30.150	697,953	6.28	$26.26	538,383	$25.74
$30.460 - $35.710	559,770	7.48	$33.00	257,500	$33.76

	1,989,737			1,527,897

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors and a non-employee outside consultant pursuant to the Employee Plan. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. For the three and six months ended December 31, 2008, the Company recognized expense of $106,748 and

$190,312, respectively, related to nonvested stock awards. For the three and six months ended December 31, 2007, the Company recognized expense of $27,850 and $1,883,761 (including an accelerated vesting charge of $1,624,143 for the six month period as described above) respectively, related to nonvested stock awards. As of December 31, 2008, there was an estimated $1,400,000 of unrecognized compensation cost related to nonvested stock awards granted under the Employee Plan. That cost is expected to be recognized over a weighted average period of 2.60 years.

The following table outlines the nonvested stock awards activity for the six months ended December 31, 2008.

	Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share
Balance at June 30, 2008	31,199	$29.37
Granted:
Non-employee Directors	46,840	17.72
Issued:
Executive officers & management
Non-employee Directors	(10,405)	29.37

Balance at December 31, 2008	67,634	$21.30

Since December 2005, all nonvested stock grants awarded to non-employee members of the Board of Directors were to vest solely on continuation of service, subject to acceleration as discussed above. Nonvested shares are generally forfeited upon termination of employment or service.

Cash-Settled Stock Appreciation Rights (SARs)

SARs have been granted to executive officers and eligible non-executive employees of the Company. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of the Company’s Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of the Company’s Common Stock on the date of grant. For the three and six months ended December 31, 2008 the Company recognized a total decrease to expense of $546,816 and $627,449, respectively due to the change in the fair value of SARs primarily due to the decline of the Company’s stock price. For the three and six months ended December 31, 2007 the Company recognized expense of $505,492 and $1,302,063, respectively, related to SARs, which included an accelerated vesting charge of $429,760.

On November 14, 2007, the Company offered to buy back the then outstanding SARs from all current eligible non-executive employees, excluding the executive officers, at the fair market value (Buyout Price) based on the closing price of the Company’s Common Stock on December 14, 2007. This offer resulted in the Company purchasing 173,940 SARs at a Buyout Price of $6.47 per SAR for a total of $1,125,392 (excluding the Company’s portion of payroll taxes) paid to the participating eligible non-executive employees, which represented approximately 99% participation by eligible non-executive employees holding the SARs then outstanding.

As of December 31, 2008, the average fair market value of each of the remaining SARs was $0.62 and the related liability for all remaining SARs was $58,818. These SARs will continue to be remeasured at each reporting period until all awards are settled.

The following table outlines cash-settled SAR award activity for the six months ended December 31, 2008.

	Shares	Weighted Average Price Per Share
Balance at June 30, 2008	104,700	$31.35
Granted	—	—
Exercised	—	—
Cancelled	(10,000)	31.36

Balance at December 31, 2008	94,700	$31.35

The fair value of each SAR is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. SARs are exercisable over a maximum term of five years from the date of grant and were to vest over a period three years from the grant date, subject to acceleration as discussed above. Expected volatilities are based on historical volatility of the Company’s Common Stock and other factors. The Company uses historical data to estimate SAR employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of cash-settled SARs has been determined using the simplified method in accordance with Question 6 of SEC SAB 107 Topic 14.0.2, “Expected Term,” until such time that historical exercise behavior can be established. The Company believes that this calculation provides a reasonable estimate of the expected term. On December 12, 2007, SAB 110 was issued to extend the simplified method beyond 2007 for those companies that have concluded that their own historical exercise experience is not sufficient to provide a reasonable basis. The risk-free rate for periods within the contractual life of the SAR is based on U.S. treasuries with constant maturities in effect at the time of grant.

	Six Months Ended December 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	0.615% - 2.451%	3.10% - 4.86%
Expected lives	1.38 - 1.59	1.88 - 2.85

Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS No. 123(R) Share-Based Payment (SFAS 123(R)), which classifies these awards as liabilities. Accordingly, the Company records these awards as a component of Other current liabilities on the Condensed Consolidated Balance Sheets. For liability awards, the fair value of the award, which determines the measurement of the liability on a balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. (See “Accelerated Vesting of All Equity Awards” above).

Note 14 – Retirement Plan

The Company has a voluntary 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees who are at least 21 years of age are eligible to participate. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total salaried compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three and six months ended December 31, 2008 were $120,400 and $221,161, respectively. In the three and six months ended December 31, 2007, employer contributions were $116,913 and $238,878, respectively.

Note 15 – Opportunity Grant

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania (the Department). This grant was awarded to the Company for the job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant was conditioned upon the following: (1) the Company would create 238 full-time jobs within five years, beginning April 1, 2003, (2) the Company would invest at least $54,250,000 in total project costs, including, but not limited to, land, equipment and building construction within three years, beginning July 19, 2004 and (3) the Company would operate at its new facility for a minimum of five years from the date of grant.

As a result of the Company’s decision to discontinue its embolic protection platform (See Note 17) and the recent sale of the Endovascular business (See Note 18), the job creation condition under the grant program was not completely fulfilled. Although the Company had exceeded the required investment in its facility and had continued to meet the occupancy criterion, the Company petitioned the Department in reference to its failure to meet the job creation criterion. In August 2008, the Company received a letter from the Department imposing a charge of $150,000 to satisfy the breach under the grant. The Company paid the assessed charge during the quarter ended September 30, 2008.

The Company recognized $133,784 of deferred revenue as a component of Other income on the Condensed Consolidated Statements of Income during the six months ended December 31, 2008, as a result of the August 2008 satisfaction payment regarding the Opportunity Grant. No revenue was recognized related to this grant for the six months ended December 31, 2007, due to management’s uncertainty of the Company’s ability to meet the job creation criterion.

Note 16 – Income Taxes

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109).

The Company adopted the provisions of FIN 48 on July 1, 2007. In connection with the adoption, the Company recorded a net decrease to retained earnings of $204,615 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. The amount of unrecognized tax benefits at December 31, 2008 was $144,805, of which $144,758 would impact the Company’s tax rate, if recognized. Upon the initial adoption of FIN 48 at July 1, 2007, the Company recorded $18,330 for potential interest and penalties for unrecognized tax benefits. Interest and penalties are included in Interest expense and Other income respectively on the Condensed Consolidated Statements of Income. Additional interest and penalties of $3,908 and $7,957 were recorded for the three and six months ended December 31, 2008, respectively. Interest and penalties of $3,208 and $7,562 were recorded for the three and six months ended December 31, 2007, respectively.

Changes in the Company’s uncertain tax positions for the six months ended December 31, 2008 were as follows:

Balance at June 30, 2008	$193,132
Increase in unrecognized tax benefit for prior periods	23,203
Decrease in unrecognized tax benefit for prior periods	(409)
Settlements	(71,121)

Balance at December 31, 2008	$144,805

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal or Pennsylvania income tax examination for years prior to fiscal 2005 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

As a result of the October 2008 Congressional approval of an extension of the Research and Experimentation (R&E) Tax Credit, the Company recorded a retroactive adjustment of approximately $123,000 to its tax provision during the quarter ended December 31, 2008. The adjustment reflected the fact that the legislation is retroactive to January 1, 2008 and therefore, reduced the Company’s effective tax rate for the second quarter of fiscal 2009. The Company’s effective tax rate for each of the third and fourth quarters of fiscal 2009 will include the related quarter’s R&E Tax Credit effect on the tax provision.

As of June 30, 2008, the Company had a state net operating loss (NOL) carryforward totaling $60.0 million, which will expire at various times through 2027, and no longer had a federal NOL carryforward. The Company has recorded a full valuation allowance against the state net operating losses of $60.0 million. The Company no longer has a foreign NOL as a result of the sale of its Endovascular business.

Note 17 – Discontinuance of Embolic Protection Platform

On July 10, 2007, the Company announced that it had ceased all activities on its embolic protection platform (this includes the TriActiv® FX and ProGuard™ product lines), including the PROGUARD clinical trial, product manufacturing, sales and marketing, and research and development activities. This strategic decision was made to reduce costs, provide for better resource allocation for both the Company’s Endovascular and Biomaterials businesses and allow the Company’s sales force to focus more on the Company’s thrombectomy and chronic total occlusion platforms. The Company believed that the changing embolic protection market dynamics were negative, particularly in the carotid market, and that the cost to participate effectively in these markets was too high to warrant further investment.

The Company recognized asset impairment and other related charges totaling approximately $5.0 million before taxes. These charges include cash charges primarily related to severance, clinical trial and other contract termination costs totaling approximately $0.4 million in the aggregate. These charges also include non-cash charges totaling approximately $4.6 primarily related to abandonment of inventory and machinery and equipment. Of the approximately $5.0 million in charges, approximately $4.7 million (including $4.6 million of non-cash asset impairment charges and $0.1 million of cash charges) was recorded in the fourth quarter ended June 30, 2007, and the remaining $323,728 was recognized in the first quarter of fiscal 2008. Charges for fiscal 2008 were presented within the Company’s Condensed Consolidated Statements of Income for the six months ended December 31, 2007 from continuing operations as depicted in the table below:

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

Contract Termination Charges

During the fourth quarter of fiscal 2007, the Company incurred pre-tax charges of approximately $0.1 million for contract termination and other embolic protection related charges. The remaining contract termination costs of approximately $0.1 million, including a reduction in clinical trial expenses of $0.1 million, were recognized in the first quarter of fiscal 2008. Cash charges related to contract termination and other embolic protection related charges totaled approximately $0.2 million in the fourth quarter of fiscal 2007.

Note 18 – Sale of Endovascular Business

On May 30, 2008, the Company completed the sale of its Endovascular business to The Spectranetics Corporation (Spectranetics). The strategic decision to sell the Endovascular business was made to maximize the value of the Company’s Endovascular business by forming a strategic relationship with Spectranetics, which the Company believes is well positioned to maximize the adoption of the Company’s technologies in the thrombus removal and chronic total occlusion markets. This relationship is similar to the Company’s other partnerships in the biomaterials market and allows the Company to focus on its core competencies in research and development, regulatory, clinical development and manufacturing, while utilizing the strengths of the partners’ existing well-established sales and marketing organizations.

Pursuant to an Asset Purchase Agreement, dated May 12, 2008, the Company sold to Spectranetics the assets related to the QuickCat™, ThromCat® and Safe-Cross® product lines, including the stock of its European subsidiary Kensey Nash Europe GmbH, for a $10.0 million cash payment at closing, with an opportunity for up to an additional $8.0 million in research and development milestone payments, a $6.0 million cumulative sales milestone payment and additional royalty payments based on future sales of the ThromCat and Safe-Cross products after the transition of manufacturing of the products from the Company to Spectranetics. These payments and other related agreements are described below.

On May 30, 2008, the Company and Spectranetics also entered into a Manufacturing and Licensing Agreement pursuant to which the Company will manufacture for Spectranetics the endovascular products acquired by Spectranetics under the Asset Purchase Agreement for a minimum of six months for QuickCat and for an initial three year period for ThromCat and Safe-Cross, and Spectranetics will purchase such products exclusively from the Company for specified time periods, ranging from a minimum of six months for QuickCat to three years for ThromCat and Safe-Cross. The arrangement to manufacture ThromCat and Safe-Cross may be extended beyond the initial three-year manufacturing period by agreement of the parties. During the manufacturing period, Spectranetics will pay transfer prices for the products based on the Company’s cost to manufacture such products plus a percentage of the end-user sales price of the ThromCat and Safe-Cross products. Additionally, after the Company’s manufacture of the ThromCat and Safe-Cross products is transferred to Spectranetics, Spectranetics will be obligated to pay the Company a royalty on the end-user sales of such products. The amount of this royalty will be based upon the timing and reason for the manufacturing transfer and, in certain cases, upon the amount of revenue generated by the ThromCat and Safe-Cross products during the applicable year. The royalty is subject to reduction depending upon the scope of the patent protection obtained for the ThromCat product. After the Company’s manufacture of the QuickCat product has transferred to Spectranetics, Spectranetics will have no obligation to make additional payments to the Company related to future sales of the QuickCat product.

Also, on May 30, 2008 the Company and Spectranetics entered into a Development and Regulatory Services Agreement pursuant to which the Company will conduct work to develop and obtain regulatory approvals for certain next-generation Safe-Cross and ThromCat products at the Company’s expense on behalf of Spectranetics. Spectranetics will own all intellectual property resulting from this development work. If clinical studies are required to obtain approval from the Food and Drug Administration (FDA) for those next-generation products, the costs will be shared equally by the Company and Spectranetics. Spectranetics will pay the Company up to $8.0 million upon completion of such product development activities and regulatory approvals for certain of the next-generation products.

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

OVERVIEW

Kensey Nash Corporation is a medical device company known for innovative product development and unique technology in the fields of resorbable biomaterials and endovascular devices used in a wide variety of medical procedures. We provide an extensive range of products into multiple medical markets, primarily in the cardiovascular markets and the orthopaedic markets of sports medicine, spine and extremities. Most of the products are based on our significant expertise in the design, development, manufacturing and processing of resorbable biomaterials. We sell our products through strategic partners and do not sell direct to the end-user. We have also developed and commercialized a series of innovative endovascular products and recently completed the sale of these product lines to The Spectranetics Corporation (Spectranetics) in May 2008. Although we recently sold this portfolio of products to Spectranetics, we still participate directly in the future success of these products through a Manufacturing and Licensing Agreement and a Development and Regulatory Services Agreement, which were entered into in connection with the sale transaction (see below for additional discussion). Our revenues consist of two components: net sales, which includes biomaterials products and endovascular products, and royalty income.

Net Sales

Biomaterial Sales

As pioneers in the field of resorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of resorbable biomaterials for medical applications. Our biomaterials products, specifically polymer and collagen based products, are components of, in most cases, finished goods sold by numerous other companies pursuant to contractual arrangements. We sell our biomaterials products to over 30 companies that sell them into the end-user marketplace. Our largest biomaterials customers include St. Jude Medical, to which we supply Angio-Seal™ Vascular Closure Device (Angio-Seal) components; Arthrex, Inc., to which we supply a broad range of sports medicine and trauma products; and Orthovita, Inc., to which we supply products for use in repair of the spine and orthopaedic trauma injuries. We also supply biomaterials products and development expertise to other orthopaedic companies including, Medtronic, Inc., Zimmer, Inc., Biomet Sports Medicine, Inc., Johnson & Johnson, Inc. and its subsidiaries, Stryker Corporation and BioMimetic Therapeutics, Inc. We plan to continue to expand relationships with companies targeting new markets, including general, pelvic and urological surgery.

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

The sale of Angio-Seal components to St. Jude Medical and sales of biomaterial orthopaedic products, including products with applications in sports medicine and spine, continue to be our primary source of revenue. The table below shows the trends in our Angio-Seal component and orthopaedic product sales for the six months ended December 31, 2008 and December 31, 2007, by presenting such sales as a percentage of our total biomaterial sales:

Sales of	Six months ended 12/31/08	% of Biomaterial Sales	Six months ended 12/31/07	% of Biomaterial Sales	% Change Prior Period to Current Period
Orthopaedic Products	$15,094,443	59%	$13,376,274	62%	13%
Angio-Seal Components	9,168,691	36%	7,222,546	33%	27%
Other Products	1,505,853	5%	1,053,391	5%	43%

Total Net Sales - Biomaterial	$25,768,987	100%	$21,652,211	100%	19%

Our orthopaedic product sales increased 13% in the first six months of fiscal 2009 over the comparable prior fiscal year six month period. This was due to an increase in sales of our current product lines, in part due to an increase in our customer base, and new product lines for our current customers. We expect sales of our orthopaedic products to increase in fiscal 2009 as compared to fiscal 2008 primarily due to new product launches with current customers, such as the new Vitoss® Bioactive Foam product line with Orthovita.

Our net sales in the orthopaedic portion of our business are dependent on several factors, including (1) the success of our current partners in the orthopaedic markets of sports medicine, spine and extremities, (2) the continued acceptance of biomaterials-based products in these markets, as well as expanded future acceptance of such products, and (3) our ability to offer new products and technologies and to attract new partners in these markets. Due to these dependencies, and/or other factors, sales to our orthopaedic customers can vary significantly from quarter to quarter.

We manufacture two of the key resorbable components of the Angio-Seal device for St. Jude Medical, 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchors, under a supply contract that expires in December 2010. Sales to St. Jude Medical are highly dependent on ordering patterns of components used in the manufacturing of the Angio-Seal device by St. Jude Medical and can vary significantly from quarter to quarter. This variation in ordering patterns is evidenced by our component sales growth of 27% in the six months ended December 31, 2008 over the comparable prior fiscal year six month period, compared to St. Jude’s end-user sales growth rate of 3%, which was also negatively impacted by foreign currency exchange, during the same comparable six month period. We expect sales of Angio-Seal components to increase in fiscal 2009 as compared to fiscal 2008 due to an anticipated increase in St. Jude end-user sales for the comparable period.

Endovascular Sales

Over the last several years, we have devoted significant resources to developing and bringing proprietary endovascular products to market in the U.S. and Europe. These products are focused in the emerging market segments of thrombus (blood clot) management and chronic total occlusions (CTOs) (a complete vessel blockage common in both coronary and peripheral vessels) and are sold primarily to interventional cardiologists, but may also be used by interventional radiologists and vascular surgeons. Sales of endovascular products decreased to 6% of total net sales in the six months ended December 31, 2008 from 12% in the comparable prior fiscal year six month period due to the reduced transfer price to our partner Spectranetics compared to the direct to market price reflected in the prior fiscal year figures.

In May 2008, we completed the sale of our Endovascular business to Spectranetics. This transaction included the sale of the ThromCat®, QuickCat™ and Safe-Cross® product lines in consideration for a $10.0 million cash payment at closing, with an opportunity for up to an additional $8.0 million in research and development milestone payments, a $6.0 million cumulative sales milestone payment and additional royalty payments based on future sales of the ThromCat and Safe-Cross products after the transition of manufacturing of the products from us to Spectranetics.

Our Endovascular Relationship with Spectranetics

In connection with the sale of our Endovascular business to Spectranetics in May 2008, we entered into a Manufacturing and Licensing Agreement and a Development and Regulatory Services Agreement, under which we will continue to participate in bringing current and next generation endovascular products to the market.

Manufacturing and Licensing Agreement—Under the terms of the Manufacturing and Licensing Agreement we will manufacture the ThromCat and Safe-Cross products for Spectranetics for an initial three-year period. After the three-year initial manufacturing period for the ThromCat and Safe-Cross products, the parties have the ability to negotiate an extension to the Manufacturing and Licensing Agreement; otherwise, the manufacturing will transfer to Spectranetics.

The terms of this Agreement also provided that we would manufacture the QuickCat product for a minimum of six months, after which manufacturing may transition to Spectranetics. Although the minimum initial six month QuickCat manufacturing term has expired as of December 2008, we continue to manufacture the QuickCat device for Spectranetics on an as-needed basis, as requested by Spectranetics. All products are transferred to Spectranetics under this agreement at pre-defined transfer prices and are classified as product sales in the period shipped. At such time as the manufacturing transfers to Spectranetics, we will begin to earn a royalty on end-user sales of every ThromCat and Safe-Cross unit sold by Spectranetics. Spectranetics will have no obligation to make additional payments to us related to future sales of the QuickCat product. Royalty percentages vary and are dependent on the cause of the transfer of manufacturing. Royalties received will be presented within the Royalty income line of our Condensed Consolidated Statements of Income in the period earned.

We will continue to recognize endovascular product sales revenue as we ship products to Spectranetics for the duration of the Manufacturing and Licensing Agreement. These sales will, however, be at a reduced transfer price compared with the direct to market price reflected in our historic sales figures.

Development and Regulatory Services Agreement – Under the Development and Regulatory Services Agreement, we will continue to perform defined development activities in pursuit of various approvals for next generation endovascular products. All costs related to these activities will be expensed as incurred within the Research and development expenses line of our Condensed Consolidated Statements of Income. The agreement also calls for the equal sharing of any human clinical trial costs in pursuit of next generation or expanded indication devices. Upon receipt of Food and Drug Administration (FDA) approval, European CE Mark approval or achievement of related goals for the new versions of the products, we will receive pre-defined milestone payments of up to an aggregate amount equal to $8.0 million, over an anticipated four-year period. These milestones will be recorded as revenue and recognized over the period of the agreement (including through the date of receipt of the latest expected regulatory approvals and, or, completion of product development activities). The term of this agreement is anticipated to be approximately four years. In October 2008, we announced the accomplishment of the first milestone under this agreement, the development of the next generation Safe-Cross System, which resulted in a $1.0 million payment to us in October 2008 and our recognition of $135,000 in revenue in the three months ended December 31, 2008 and is expected to result in the recognition of an additional $115,000 in revenue during the remainder of fiscal 2009. We anticipate the completion of one additional milestone in the remaining six months of fiscal 2009.

Spectranetics is exclusively responsible for worldwide sales and marketing of the entire endovascular product line.

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

Angio-SealTM Royalty Income. Our Company was the inventor and original developer of the Angio-Seal™, a vascular closure device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal device, pursuant to an agreement which provides us with an approximate 6% royalty on all end-user product sales. The Angio-Seal device is currently the leading product in sales volume in the vascular closure device market, generating over $360 million in revenue for St. Jude Medical during our fiscal 2008. We anticipate sales of the Angio-Seal device to continue a modest growth pattern, based on forecasted continued procedure growth, St. Jude Medical’s continued expansion in international markets and its success marketing new generations of the product, including most recently, the introduction of the EvolutionTM Device. Royalty income earned from St. Jude Medical was $10.6 million in the six months ended December 31, 2008, compared to $10.4 million for the same period of fiscal 2008, a 2% increase. St. Jude’s end-user sales of the Angio-Seal during the six months ended December 31, 2008 were negatively impacted by foreign currency exchange rates as compared to foreign currency exchange rates of the comparable prior year period.

Vitoss® Foam, Vitoss®, and Vitoss® Bioactive Foam Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss Foam, the first of which was launched in March 2004. We receive a fixed royalty on Orthovita’s end-user sales of Vitoss Foam products, which are targeted for use in the orthopaedic market. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology up to a total royalty to be received of $4.0 million, with $1.5 million remaining to be received as of December 31, 2008. We believe the unique technology associated with the Vitoss Foam products, the recent successful introduction of the new Vitoss Bioactive Foam products, and the growing orthopaedic market will result in the Orthovita component of our Royalty income of our Condensed Consolidated Statements of Income becoming more significant over the remainder of the current fiscal year and beyond. Royalty income earned from Orthovita was $2.8 million in the six months ended December 31, 2008, compared to $2.1 million for the same period of fiscal 2008, representing a 33% increase.

We have other royalty generating relationships, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Stock-Based Compensation

The following table summarizes stock-based compensation expense/(benefit) under SFAS No. 123(R) Share-Based Payment (SFAS 123(R)) within each operating expense category of our Condensed Consolidated Statements of Income for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008	2007
Cost of products sold	$142,643	$139,439
Research and development	(22,962)	290,763
Selling, general and administrative	(87,582)	296,080

Total stock-based compensation expense	$32,099	$726,282

Stock-based compensation expense for the three months ended December 31, 2008 consists of (a) stock options granted to employees, non-employee members of our Board of Directors, as well as non-employee outside consultants, (b) nonvested stock awards granted to non-employee members of our Board of Directors, a non-employee outside consultant, and (c) cash-settled stock appreciation rights (SARs) granted to executive officers and other non-executive eligible employees of our Company. Total stock-based compensation expense for the three months ended December 31, 2008 was impacted primarily by a decrease in cash-settled SARs expense due to the change in the fair value of our cash-settled SARs, which were remeasured based on, amongst other factors, our closing stock price on December 31, 2008. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants. These SARs will continue to be remeasured at each reporting period until all awards are settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. See Note 13 (Stock-Based Compensation) to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our stock-based compensation.

Acceleration of Stock Awards

As we publicly announced on September 26, 2007, there was a “Change in Control” as defined in our Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan, as amended and then in effect (the Employee Plan). As a result, all outstanding unvested stock options, cash-settled stock appreciation rights (SARs) and nonvested stock held by executive officers, employees, directors and others under this plan automatically became vested (and, in the case of options and SARs, exercisable) in full. The accelerated vesting resulted in a non-cash charge of approximately $3.0 million, or $0.16 per share tax affected, primarily during the prior fiscal year quarter ended September 30, 2007. The acceleration removed all future equity compensation expense related to the then outstanding stock options and nonvested shares under the plan as of the date of acceleration. However, all remaining SARs, including the rights in which the vesting was accelerated, will continue to be marked to market on a quarterly basis, as required under generally accepted accounting principles in the U.S. (U.S. GAAP) and equity compensation expense will be incurred with respect to all new stock compensation awards granted after this event. See “Liquidity and Capital Resources- Stock Appreciation Rights (SARs) Buyback Program” below.

The charge represented a significant portion of our operating expenses in the six months ended December 31, 2007 and, therefore, we have broken it out in the table below to show the amounts of the acceleration of stock-based compensation charges included within each operating expense category of our Condensed Consolidated Statements of Income for the six months ended December 31, 2007.

The following table summarizes stock-based compensation expense under SFAS 123(R) in our Condensed Consolidated Financial Statements for the six months ended December 31, 2008 and 2007:

	As Reported Stock-Based Compensation	Pre-acceleration Stock-Based Compensation	Acceleration of Stock Awards Charge	As Reported Stock-Based Compensation
	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Cost of products sold	$207,718	$237,931	$251,732	$489,663
Research and development	73,244	577,998	834,682	1,412,680
Selling, general and administrative	44,818	643,381	1,887,619	2,531,000

Total stock-based compensation expense	$325,780	$1,459,310	$2,974,033	$4,433,343

Diluted EPS	$0.02	$0.08	$0.16	$0.23

Discontinuance of Embolic Protection Platform

As announced on July 10, 2007, we made a strategic decision to cease all activities related to our embolic protection platform, including the PROGUARD clinical trial, product manufacturing, sales and marketing, and research and development activities. As a result of this action, we recorded certain charges in our fourth quarter of fiscal 2007 totaling approximately $4.7 million, or $0.25 per share tax-effected. All of the remaining charges, related to severance and clinical trial closeout costs, were recorded in our first quarter of fiscal 2008 and totaled approximately $324,000, or $0.02 per share tax-effected. All charges related to the discontinuance are presented within our results of operations in fiscal 2008 and fiscal 2007. We do not anticipate any further charges related to this decision.

The following table is presented to show the amounts of the discontinuance of embolic protection charges included within each category of our Condensed Consolidated Statements of Income for the six months ended December 31, 2007:

Discontinuance of Embolic Protection Charges Six months Ended December 31, 2007
Cost of products sold	$154,726
Research and development	92,630
Selling, general and administrative	76,372

Total discontinuance of embolic protection charges	$323,728

CRITICAL ACCOUNTING POLICIES

Our “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition, accounting for stock-based compensation, accounting for investments in debt and equity securities, valuation of financial instruments, inventory valuation and income taxes.

Revenue Recognition. We recognize revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). We also follow the provisions of Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), for certain collaborative arrangements containing multiple revenue elements which were entered into, or materially amended, after June 30, 2003.

Sales Revenue. Sales revenue is generally recognized when the related product is shipped or the service is completed. Advance payments received for products or services are generally recorded as deferred revenue and are recognized when the product is shipped or services are performed; the timing of the performance of such services could be subjective. We reduce sales for estimated customer returns, discounts and other allowances, if applicable. Our products are primarily manufactured according to our customers’ specifications and are therefore subject to return only for failure to meet those specifications.

Royalty Revenue. Royalty revenue is recognized as the related product is sold by our customers to end-users. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. See Note 1 (Revenue Recognition) to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our royalty revenue recognition.

Accounting for Stock-Based Compensation. We use various forms of equity-based compensation, including stock options, nonvested stock grants, and cash-settled SARs, as a major part of our compensation programs to retain and provide incentives to our management team members and other employees.

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

•

Nonvested stock granted to non-employee members of our Board of Directors and a non-employee consultant is accounted for using the fair value method under SFAS 123(R). Fair value for nonvested stock grants is based upon the closing price of our Common Stock on the date of the grant.

•

Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R), which classifies these awards as liabilities. Accordingly, we record these awards as a component of Other current liabilities on our Condensed Consolidated Balance Sheets. The fair value of each SAR is estimated on the date of grant using the Black-Scholes option-pricing model that uses weighted average assumptions. Expected volatilities are based on the historical volatility of our Common Stock, as well as, other factors. For liability awards, the fair value of the award, which determines the measurement of the liability on our Condensed Consolidated Balance Sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. We use historical data to estimate employee termination within the valuation model; employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of cash-settled SARs has been determined using the simplified method in accordance with Question 6 of SEC Staff Accounting Bulletin Topic 14.0.2, “Expected Term” (SAB 107), until such time that historical exercise behavior can be established. On December 12, 2007, SAB 110 was issued to extend the simplified method beyond 2007 for those companies that have concluded that their own historical exercise experience is not sufficient to provide a reasonable basis. We have reached this conclusion and believe that this simplified method provides a reasonable estimate of the expected term.

Revisions to any of our estimates or methodologies could cause a material impact to our financial statements.

Accounting for Investments in Debt and Equity Securities. In accordance with the SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), we have classified our entire investment portfolio as available-for-sale marketable securities with secondary or resale markets and report the portfolio at fair value with unrealized gains and losses included in stockholders’ equity and realized gains and losses included in other income. We currently have investment securities with fair values that are less than their amortized cost and, therefore, contain unrealized losses. We have evaluated these securities and have determined that the decline in value is not related to any event of our Company or industry specific event. We anticipate full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Revisions to our classification of these investments and/or a determination other than the anticipation of a full recovery of the amortized costs at maturity or sooner could result in our realizing gains and/or losses on these investments and, therefore, have a material impact on our financial statements.

Valuation of Financial Instruments. Effective July 1, 2008, we adopted the provisions of SFAS 157 for financial assets and liabilities which provides guidance for using fair value to measure financial assets and liabilities by defining fair value as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. For further discussion regarding the fair value of financial assets and liabilities, see Note 10 (Fair Value of Financial Assets and Financial Liabilities) to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Income Taxes. Our estimated effective tax rate typically includes the impact of certain estimated research and development tax credits and non-taxable interest income. Material changes in, or differences from, our estimates could impact our effective tax rate.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2008 and 2007

Total Revenues. Total revenues increased 6% to $20.8 million in the three months ended December 31, 2008 from $19.6 million in the three months ended December 31, 2007.

Total Net Sales. Net sales of products increased 6% to $14.0 million for the three months ended December 31, 2008, compared to net sales of $13.1 million for the three months ended December 31, 2007. We had a $1.6 million, or 14%, increase in our biomaterial sales offset by a $784,000, or 47%, decrease in our endovascular sales.

Biomaterials Sales. Biomaterial sales were $13.1 million in the period, a 14% increase compared to $11.5 million in the same period of the prior fiscal year. Biomaterials sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The biomaterial sales increase was primarily due to an increase in sales of Angio-Seal components to St. Jude Medical compared to the prior fiscal year three month period. Sales to St. Jude Medical were $5.2 million in the quarter ended December 31, 2008 compared to $3.4 million in the same prior fiscal year quarter. The fluctuations in component sales in any given period are not always indicative of the change in end-user sales of the Angio-Seal by St. Jude Medical for the same period, due to variations in ordering patterns of the components used in the manufacturing of the Angio-Seal device by St. Jude, inventory stocking and supplements to St. Jude’s production, as well as the impact of foreign currency exchange on end-user sales.

Orthopaedic product sales were $7.1 million in the period compared to $7.2 million in the same period of the prior fiscal year. The orthopaedic product sales remained consistent as a result of an increase in sports medicine product sales, offset by a decrease in spine product sales. Sports medicine product sales increased $548,000, or 18%, to $3.7 million in the three months ended December 31, 2008, from $3.1 million in the three months ended December 31, 2007, primarily due to stronger sales of existing products. Sales of spine products of $3.3 million in the three months ended December 31, 2008 decreased by $570,000, or 15%, from $3.8 million primarily due to weaker sales of one of our bone void filler products.

Endovascular Sales. Endovascular sales were $878,000 in the period, a 47% decrease compared to sales of $1.7 million in the same period of the prior fiscal year. Endovascular sales include revenue recognized from products shipped, as well as revenue generated from product development programs with Spectranetics. The three months ended December 31, 2008 represented the second full quarter of endovascular product sales to Spectranetics following our completion of the sale of our Endovascular business in May 2008. These sales are at a reduced transfer price compared to the direct to market price reflected in our historical sales figures. The decrease in endovascular sales in the quarter ended December 31, 2008 over the comparable prior fiscal year quarter is a direct result of this reduced transfer price, as overall net unit sales to Spectranetics increased compared to prior fiscal year end-user unit sales. In addition, in October 2008, we announced the accomplishment of the first milestone under this agreement, the development of the next generation Safe-Cross System, which resulted in a $1.0 million payment received by us in October 2008 and our recognition of $135,000 in revenue in the three months ended December 31, 2008.

Royalty Income. Royalty income increased 5% to $6.8 million in the three months ended December 31, 2008 from $6.5 million in the three months ended December 31, 2007.

Royalty income from St. Jude Medical’s Angio-Seal end-user sales for the quarter ended December 31, 2008 of $5.4 million was consistent with $5.4 million of royalty income in the three months ended December 31, 2007. End-user sales of the Angio-Seal in the quarter ended December 31, 2008 increased 1% over the same quarter ended December 31, 2007, despite the negative impact of foreign currency exchange. Royalties for the three months ended December 31, 2008 were negatively impacted by current quarter foreign currency exchange rates compared to foreign currency exchange rates of the comparable prior period.

Royalty income from Orthovita’s Vitoss, Vitoss Foam and Vitoss Bioactive Foam products end-user sales increased 28% to $1.4 million during the three months ended December 31, 2008 from $1.1 million in the three months ended December 31, 2007. End-user sales of our co-developed Vitoss Foam and Vitoss Bioactive Foam products increased 44% in the quarter ended December 31, 2008 compared to the comparable prior fiscal year quarter. The recent successful introduction of the new Vitoss Bioactive Foam products, as well as the continued sales of existing Vitoss Foam products by Orthovita in the end-user marketplace, contributed to the increase in royalty income.

Cost of Products Sold.

As Reported	Three Months Ended 12/31/08	Three Months Ended 12/31/07	% Change Prior Period to Current Period
Cost of products sold	$6,493,026	$6,177,524	5%
Gross Margin	54%	53%

Cost of products sold was $6.5 million for the three months ended December 31, 2008, a $316,000, or 5%, increase from $6.2 million for the three months ended December 31, 2007. Gross margin on net sales for the three months ended December 31, 2008 was 54% compared to gross margin on net sales of 53% for the three months ended December 31, 2007. The increase in cost of products sold in the three months ended December 31, 2008 compared to the three months ended December 31, 2007, was primarily related to the increase in sales. The gross margin in the three months ended December 31, 2007 was affected by start-up costs associated with the Safe-Cross product line as we initiated and continued to refine the manufacturing process on this new product line.

In the three months ended December 31, 2008, we experienced improvement in the costs of manufacturing our biomaterials products, related primarily to increased volume compared to prior periods, but these improvements were offset in part by continued lower margins on our endovascular products due to our reduced pricing structure with Spectranetics (see “Our Endovascular Relationship with Spectranetics” above). For the remainder of fiscal 2009, we believe that the overall gross margin on sales will remain substantially consistent with the three month period ended December 31, 2008. We will continue to seek process improvements and process automation in both biomaterials and endovascular platforms to achieve further improvement of the overall gross margin on sales.

Research and Development Expense.

As Reported	Three Months Ended 12/31/08	Three Months Ended 12/31/07	% Change Prior Period to Current Period
Research & Development	$4,539,173	$3,959,591	15%
% of Revenue	22%	20%

Research and development expense was $4.5 million for the three months ended December 31, 2008, a $580,000, or 15%, increase from $4.0 million for the three months ended December 31, 2007. During the quarter ended December 31, 2008, biomaterials research and development expenses increased by $608,000 over the comparable prior fiscal year three month period. The increase in biomaterials research and development expenses was due to design and development expenses related to the increased concentration in our articular cartilage regeneration matrix, extracellular matrices (ECM) and our porous resorbable interbody spacer projects. Partially offsetting these costs was a decrease in equity compensation expense from a favorable mark-to-market adjustment on our cash-settled SARs.

Research and development expenses were 22% and 20% of total revenues for the three months ended December 31, 2008 and 2007, respectively. We believe research and development expenditures in total will increase as a percentage of revenues in fiscal 2009 over fiscal 2008 as we increase our biomaterials development efforts, primarily related to our cartilage repair program. During the three months ended December 31, 2008, we furthered the cartilage preclinical studies for a U.S. clinical trial and are planning to file an IDE submission in the second half of fiscal 2009. In addition, we are focusing on our research and development activities surrounding our extracellular matrices technology, as well as other development projects utilizing our proprietary biomaterial technologies. Our endovascular product research and development expenses are also expected to stay substantially consistent in fiscal 2009 compared to fiscal 2008 due to our continued development of new generations of both the ThromCat and Safe-Cross devices per our Development and Regulatory Services Agreement with Spectranetics.

Selling, General and Administrative Expense.

As Reported	Three Months Ended 12/31/08	Three Months Ended 12/31/07	% Change Prior Period to Current Period
Selling, General and Administrative	$2,119,628	$5,929,374	(64)%
% of Revenue	10%	30%

Selling, general and administrative expense was $2.1 million for the three months ended December 31, 2008, a decrease of $3.8 million, or 64%, from $5.9 million for the three months ended December 31, 2007. The Condensed Consolidated Statements of Income for the three month periods ended December 31, 2008 and 2007 have been reclassified to reflect aggregated selling, general and administrative expenses, which were previously separated into two line items. These costs have been aggregated due to the elimination of our direct sales and marketing efforts for our endovascular products after the sale of these product lines to Spectranetics in May of 2008.

The decrease in selling, general and administrative expense was primarily due to the elimination of our direct sales and marketing efforts for our endovascular products after the sale of these product lines to Spectranetics. During the second quarter of fiscal 2008, approximately $3.7 million was spent on sales and marketing efforts, which were not incurred in the second quarter of fiscal 2009. General and administrative expenses of $2.1 million for the quarter ended December 31, 2008 remained fairly consistent decreasing $86,000, or 4%, compared to $2.2 million for the quarter ended December 31, 2007. This was a result of a $255,000 decrease in personnel costs related to a favorable mark-to-market on our cash-settled SARs. This decrease was offset by a $175,000 increase in professional fees, including legal, audit and tax and Board of Director fees.

Interest Income & Interest Expense. Interest income decreased by 29% to $339,000 for the three months ended December 31, 2008 from $475,000 for the three months ended December 31, 2007. This decrease was due to the effect of lower interest rates partially offset by a 54% increase in our average cash and investment balances during the period ended December 31, 2008 over the comparable prior fiscal year three month period.

Interest expense during the three months ended December 31, 2008 was $545,000, an increase of 81% from $301,000 during the same period of the prior fiscal year. In November 2007, we borrowed the remaining $27.0 million available under our Mortgage with Citibank, F.S.B., increasing our outstanding balance to $35.0 million from $8.0 million and thereby increasing our interest expense for the quarter ended December 31, 2008 over the comparable prior year period. The Mortgage is hedged by a fixed interest rate Swap bearing interest of 6.44%. The Mortgage balance was $33.5 million as of December 31, 2008. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our Mortgage and Swap.

Other Income/Loss. Other non-operating income was $35,000 in the three months ended December 31, 2008, an increase of 57% from non-operating income of $22,000 in the three months ended December 31, 2007. This non-operating income primarily represents non-operating items, including gain/loss on foreign currency exchange and gain/loss on sale of assets.

Income Tax Expense. Our tax expense for the three months ended December 31, 2008 was approximately $2.2 million, resulting in an effective tax rate of approximately 30%. As a result of the October 2008 Congressional approval of an extension of the Research & Experimentation (R&E) Tax Credit, we recorded retroactive adjustments to our tax provision during our second fiscal quarter ended December 31, 2008. The adjustments reflect that the tax credit is retroactive to January 1, 2008 and, therefore, reduced our effective tax rate to approximately 30% for the second quarter of fiscal 2009. We anticipate our effective tax rate for each of the third and fourth quarters of fiscal 2009 will be approximately 33%, including the related quarter’s R&E Tax Credit effect on the tax provision and, therefore, the net effective tax rate for fiscal 2009 will be approximately 32%. See Note 16 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

Comparison of Six Months Ended December 31, 2008 and 2007

Total Revenues. Total revenues increased 10% to $40.9 million in the six months ended December 31, 2008 from $37.2 million in the six months ended December 31, 2007.

Total Net Sales. Net sales of products increased 11% to $27.4 million for the six months ended December 31, 2008, compared to net sales of $24.7 million for the six months ended December 31, 2007. We had a 19% increase in our biomaterials sales and a 45% decrease in our endovascular sales.

Biomaterials Sales. Biomaterial sales were $25.8 million in the six month period ended December 31, 2008, a 19% increase from $21.7 million in the same period of the prior fiscal year. Biomaterial sales include revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. Sales of Angio-Seal components to St. Jude Medical increased 27% to $9.2 million in the six months ended December 31, 2008, compared to $7.2 million in the six months ended December 31, 2007. The fluctuations in component sales in any given period are not always indicative of the change in end-user sales of the Angio-Seal by St. Jude Medical for the same period, due to variations in ordering patterns of the components used in the manufacturing of the Angio-Seal device by St. Jude, inventory stocking and supplements to St. Jude production, as well as the impact of foreign currency exchange on end-user sales.

Additionally, orthopaedic sales increased $1.7 million compared to the same prior fiscal year six month period. The orthopaedic product sales increase was primarily the result of sports medicine products, which increased 18% to $7.7 million in the six months ended December 31, 2008, from $6.5 million in the six months ended December 31, 2007. The increase in sales of sports medicine products was primarily attributable to new product launches and stronger sales of existing products. In addition, spine product sales increased 7% to $7.0 million in the six months ended December 31, 2008, from $6.6 million in the six months ended December 31, 2007. The increase in sales of spine products was primarily attributable to strong sales of current and new product lines to Orthovita, cancellation fees charged to a customer for research and development work performed, offset, in part, by weaker sales of one of our bone void filler products.

Endovascular Sales. Endovascular sales were $1.7 million in the six months ended December 31, 2008, a 45% decrease compared to endovascular sales of $3.0 million in the same period of the prior fiscal year. Endovascular sales include revenue recognized from products shipped, as well as revenue generated from product development programs with Spectranetics. During the six months ended December 31, 2008, endovascular product sales to Spectranetics were at a reduced transfer price compared to the direct to market price reflected in our historical sales figures. The decrease in endovascular sales in the six months ended December 31, 2008 over the comparable prior fiscal year six month period is a direct result of this reduced transfer price, as overall net unit sales to Spectranetics increased as compared to end-user unit sales in the comparable period of the prior fiscal year. In addition, in October 2008, we announced the accomplishment of the first milestone under this agreement, the development of the next generation Safe-Cross System, which resulted in a $1.0 million payment received by us in October 2008 and our recognition of $135,000 in revenue in the six months ended December 31, 2008.

Royalty Income. Royalty income increased 8% to $13.5 million in the six months ended December 31, 2008 from $12.6 million in the six months ended December 31, 2007.

St. Jude Medical Angio-Seal royalty income increased 2% to $10.6 million for the six months ended December 31, 2008 compared to $10.4 million in the six months ended December 31, 2007. End-user sales of the Angio-Seal increased 3% in the six months ended December 31, 2008 over the same prior period ended December 31, 2007, despite the negative impact of foreign currency exchange rates.

Orthovita royalty income increased 33% to $2.8 million during the six months ended December 31, 2008 compared to $2.1 million in the six months ended December 31, 2007. End-user sales of our co-developed Vitoss Foam and Vitoss Bioactive Foam products increased 47% in the six months ended December 31, 2008 compared to the comparable prior fiscal year six month period. The recent successful introduction of the new Vitoss Bioactive Foam products, as well as the continued strong sales of existing Vitoss Foam products by Orthovita in the end-user marketplace, contributed to the increase in royalty income.

Cost of Products Sold.

As Reported	Six Months Ended 12/31/08	Six Months Ended 12/31/07	% Change Prior Period to Current Period
Cost of products sold	$12,206,481	$11,821,673	3%
Gross Margin	56%	52%

Cost of products sold was $12.2 million for the six months ended December 31, 2008, a $385,000, or 3%, increase from $11.8 million for the six months ended December 31, 2007. Gross margin on net sales for the six months ended December 31, 2008 was 56% compared to gross margin on net sales of 52% for the six months ended December 31, 2007. Costs of products sold for the six months ended December 31, 2007 included a charge of $252,000 for the acceleration of equity based awards and $155,000 in charges related to the discontinuance of the embolic protection platform. Had these charges not been incurred, as adjusted gross margin on net sales would have been 54% instead of 52% as reported gross margin on net sales for the six months ended December 31, 2007.

Special charges included within Cost of Products Sold	Six Months Ended 12/31/08	Six Months Ended 12/31/07
Acceleration of equity based awards	$—	$251,732
Discontinuance of embolic protection platform	—	154,726
Total Special Charges	$—	$406,458

	Six Months Ended 12/31/08 (as reported)	Six Months Ended 12/31/07 (as adjusted*)	% Change Prior Period to Current Period
Cost of products sold	$12,206,481	$11,415,215	7%
Gross Margin	56%	54%

*	See “Supplemental Non-GAAP Financial Measures and Reconciliations” below.

Excluding the special charges described above, the increase in cost of products sold of $791,000, or 7%, in the six months ended December 31, 2008 compared to the six months ended December 31, 2007, was primarily related to the increase in sales. The increase in gross margin, excluding these charges, in the six months ended December 31, 2008 was due in part to product mix, as well as, higher volumes, process improvements and automation. The gross margin in the prior six months ended December 31, 2007 was affected by start-up costs associated with the Safe-Cross product line as we initiated and continued to refine the manufacturing process on this new product line. For the remainder of fiscal 2009, we believe that our overall gross margin on sales will remain substantially consistent with the gross margins experienced in the three months ended December 31, 2008. We expect continued improvement of our gross margin on sales from continuing higher volumes in both biomaterials and endovascular platforms as well as process improvements and process automation, but that these improvements will be offset, in part, by continued lower margins on our endovascular products due to our reduced pricing structure with Spectranetics (see “Our Endovascular Relationship with Spectranetics” above)

Research and Development Expense.

As Reported	Six Months Ended 12/31/08	Six Months Ended 12/31/07	% Change Prior Period to Current Period
Research & Development	$8,962,922	$8,891,595	1%
% of Revenue	22%	24%

Research and development expense was $9.0 million for the six months ended December 31, 2008, a $71,300, or 1%, increase from $8.9 million for the six months ended December 31, 2007. Research and development expense for the six months ended December 31, 2007 included a charge of $835,000 for the acceleration of equity based awards and $93,000 in charges related to the discontinuance of the embolic protection platform.

Special charges included within Research & Development	Six Months Ended 12/31/08	Six Months Ended 12/31/07
Acceleration of equity based awards	$—	$834,682
Discontinuance of embolic protection platform	—	92,630
Total Special Charges	$—	$927,312

	Six Months Ended 12/31/08 (as reported)	Six Months Ended 12/31/07 (as adjusted*)	% Change Prior Period to Current Period
Research & Development	$8,962,922	$7,964,283	13%
% of Revenue	22%	21%

*	See “Supplemental Non-GAAP Financial Measures and Reconciliations” below.

Excluding the special charges described above, the resulting increase in research and development expense was approximately $1.0 million in the six months ended December 31, 2008, compared to the six months ended December 31, 2007. Excluding these charges, biomaterials and endovascular research and development expenses increased for the six months ended December 31, 2008 by $884,000 and $115,000, respectively, over the comparable prior fiscal year six month period. The increase in biomaterials research and development expenses compared to the adjusted biomaterial biomaterials research and development expenses was due to design and development expenses related to the commencement of and increased concentration in our articular cartilage regeneration matrix, extracellular matrices (ECM) and our porous resorbable interbody spacer projects and expenses incurred in connection with a customer cancellation of research and development projects. Partially offsetting these costs was a decrease in equity compensation expense related to a favorable mark-to-market adjustment on our cash-settled SARs. The increase in endovascular research and development expense compared to the adjusted endovascular research and development expenses was primarily due to an increase in outside services and design and development expenses related to our research and development projects for Spectranetics under the Development and Regulatory Services Agreement.

Excluding the special charges described above, research and development expenses were 22% and 21% of total revenues for the six months ended December 31, 2008 and 2007, respectively. We believe research and development expenditures in total will increase as a percentage of revenues in fiscal 2009 over fiscal 2008 as we increase our biomaterials development efforts, primarily related to our cartilage repair program. During the six months ended December 31, 2008 we furthered the cartilage preclinical studies for a U.S. clinical trial and are planning to file an IDE submission in the second half of fiscal 2009. In addition, we are focusing on our research and development activities surrounding our extracellular matrices technology, as well as other development projects utilizing our proprietary biomaterial technologies. Our endovascular product research and development expenses are expected to stay substantially consistent in fiscal 2009 compared to fiscal 2008 due to our continued development of new generations of both the ThromCat and Safe-Cross devices per our Development and Regulatory Services Agreement with Spectranetics. We also expect to achieve one additional milestone payment in fiscal 2009, pursuant to agreements with Spectranetics, which relate to endovascular research and development expenditures.

Selling, General and Administrative Expense.

As Reported	Six Months Ended 12/31/08	Six Months Ended 12/31/07	% Change Prior Period to Current Period
Selling, General and Administrative	$4,405,227	$13,505,966	(67)%
% of Revenue	11%	36%

Selling, general and administrative expense was $4.4 million for the six months ended December 31, 2008, a decrease of $9.1 million, or 67%, from $13.5 million for the six months ended December 31, 2007. The Condensed Consolidated Statements of Income for the six months ended December 31, 2008 and 2007 have been reclassified to reflect aggregated selling, general and administrative expenses, which were previously separated as two line items. These costs have been aggregated due to the elimination of our direct sales and marketing efforts for our endovascular products after the sale of these product lines to Spectranetics in May of 2008. Selling, general and administrative expense for the six months ended December 31, 2007 included a charge of $1.9 million for the acceleration of stock awards and $76,000 in charges related to the discontinuance of the embolic protection platform.

Special charges included within Selling, General and Administrative	Six Months Ended 12/31/08	Six Months Ended 12/31/07
Acceleration of equity based awards	$—	$1,887,619
Discontinuance of embolic protection platform	—	76,372
Total Special Charges	$—	$1,963,991

	Six Months Ended 12/31/08 (as reported)	Six Months Ended 12/31/07 (as adjusted*)	% Change Prior Period to Current Period
Selling, General and Administrative	$4,405,227	$11,541,975	(62)%
% of Revenue	11%	31%

*	See “Supplemental Non-GAAP Financial Measures and Reconciliations” below.

Excluding the special charges described above, the decrease in selling, general and administrative expense was $7.1 million in the six months ended December 31, 2008, compared to the six months ended December 31, 2007. This decrease in selling, general and administrative expense compared to the adjusted selling, general and administrative expenses was primarily due to the elimination of our direct sales and marketing efforts for our endovascular products after the sale of these product lines to Spectranetics in May of 2008. During the first six months of fiscal 2008, approximately $7.2 million was spent on sales and marketing efforts, which were not incurred in the first six months of fiscal 2009. General and administrative expenses of $4.4 million for the six months ended December 31, 2008 remained fairly consistent decreasing $17,000 compared to $4.4 million for the six months ended December 31, 2007. This was a result of a $368,000 decrease in personnel costs related to the favorable mark-to-market adjustment on our cash-settled SARs. This decrease was offset by a $332,000 increase in professional fees, including legal, audit and tax and Board of Director fees.

Interest Income & Interest Expense. Interest income increased by 1% to $817,000 for the six months ended December 31, 2008 from $808,000 for the six months ended December 31, 2007. This increase was due primarily to a 42% increase in our average cash and investment balance during the period ended December 31, 2007 over the comparable prior fiscal year six month period, offset by the effect of lower interest rates.

Interest expense during the six months ended December 31, 2008 was $1.0 million compared to $403,000 during the same period of the prior fiscal year. In November 2007, we borrowed the remaining $27.0 million of cash under the Mortgage with Citibank, F.S.B., increasing our outstanding balance to $35.0 million compared to $8.0 million and thereby increasing our interest expense for the six month period ended December 31, 2008 over the comparable prior year period. The Mortgage is hedged by a fixed interest rate Swap bearing interest of 6.44%. The Mortgage balance was $33.5 million as of December 31, 2008. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our Mortgage and Swap.

Other Income. Other non-operating income was $183,000 in the six months ended December 31, 2008, an increase of $165,000 from $18,000 for the six months ended December 31, 2007. This non-operating income for the six months ended December 31, 2008 was due to the final settlement of outstanding items related to our Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania Governor’s Action Team. See Note 15 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Opportunity Grant. The non-operating income for the six months ended December 31, 2007 represented non-operating items, including gain/loss on foreign currency exchange and gain/loss on sale of assets.

Income Tax Expense. Our tax expense for the six months ended December 31, 2008 was approximately $4.8 million, resulting in an effective tax rate of approximately 32%. As a result of the October 2008 Congressional approval of an extension of the R&E Tax Credit, we recorded retroactive adjustments to our tax provision during our second fiscal quarter ended December 31, 2008. The adjustments reflect that the tax credit is retroactive to January 1, 2008 and, therefore, our year-to-date effective tax rate is approximately 32% for the six months ended December 31, 2008. We anticipate our effective tax rate for each of the third and fourth quarters of fiscal 2009 will be approximately 33%, including the related quarter’s R&E Tax Credit effect on the tax provision and therefore the net effective tax rate for fiscal 2009 will be approximately 32%. See Note 16 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $71.3 million as of December 31, 2008, an increase of $7.8 million from our balance of $63.5 million at June 30, 2008, the end of our prior fiscal year. Our working capital was $91.8 million as of December 31, 2008, an increase of $8.9 million from our working capital of $82.9 million at June 30, 2008.

Operating Activities

Net cash provided by our operating activities was $13.6 million in the six months ended December 31, 2008. For the six months ended December 31, 2008, we had net income of $10.5 million, non-cash depreciation and amortization of $3.5 million, a change in deferred income taxes of $1.6 million, which was primary the result of the change in our non-current deferred tax assets related to the decrease in the fair value of our Swap, and a net effect of non-cash employee stock-based compensation and related tax events of $0.8 million.

Cash used in operations as a result of changes in asset and liability balances was $2.7 million. This amount was the result of the decrease in accounts payable of $1.5 million and an increase in inventory purchases of $1.4 million. These changes in assets and liabilities were offset, in part, by the decrease in other non-current liabilities of approximately $200,000, related to the recognition of revenue from the Opportunity Grant.

Investing Activities

Cash provided by investing activities was $5.1 million for the six months ended December 31, 2008. This amount was the result of $6.6 million of bond maturities within our investment portfolio, offset by $1.5 million in capital spending to continue to expand our research and development and manufacturing capabilities and improve our information technology systems.

Financing Activities

Cash used in financing activities was $4.2 million for the six months ended December 31, 2008. This amount was primarily the result of $10.4 million in Common Stock repurchases and $700,000 in repayments of long-term debt, offset by $6.9 million in cash proceeds from the net effect of the exercise of stock-based awards.

Debt

We have a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. which provided us with the ability to take aggregate advances up to $35.0 million through the Draw Period for which we had taken these advances prior to December 31, 2008. The Mortgage contains various conditions to borrowing, including affirmative, restrictive and financial maintenance covenants for which we are in compliance with these covenants as of December 31, 2008. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the significant requirements of the covenants.

Stock Repurchase Program

On September 25, 2007, we announced that our Board of Directors had approved a stock repurchase program to provide us with more flexibility to purchase our own shares of Common Stock. This program replaced our then existing stock repurchase program and allowed us to repurchase up to a total of $25.0 million of our issued and outstanding shares of Common Stock. On June 23, 2008 we announced that our Board of Directors had approved an additional stock repurchase program in order to provide us with more flexibility to buy our own shares. That additional stock repurchase program allowed us to repurchase up to an additional $10.0 million of our issued and outstanding shares of Common Stock. During fiscal 2008, we repurchased and retired a total of 867,839 shares of Common Stock for a total cost of $24.4 million, or an average market price per share of $28.15, using available cash.

During the six months ended December 31, 2008, we repurchased and retired 401,371 shares of Common Stock at a total cost of $10.4 million, or an average market price of $25.99 per share, using available cash. The stock repurchases were executed under the remainder of the $25 million repurchase plan and the $10 million repurchase plan, marking the completion of both of our existing stock repurchase programs. As of December 31, 2008, we had 11,512,752 shares of Common Stock outstanding. We financed repurchases using available cash, liquid investments and cash from operations. See Part II. Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) in this Form 10-Q.

Stock Appreciation Rights (SARs) Buyback Program

We granted cash-settled SAR awards to eligible employees during the quarter ended September 30, 2006. Each award, when granted, provided the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of our Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of our Common Stock on the date of grant. The SARs were exercisable over a maximum term of five years from the date of grant and vested over a period of three years from the grant date. The first one-third of these grants was scheduled to vest during our quarter ended September 30, 2007. During the quarter ended September 30, 2007, the vesting of all equity based awards was accelerated due to the “Change in Control” as defined under the Employee Plan. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the accelerated vesting of all outstanding equity awards. Therefore, all outstanding cash-settled SARs are available for exercise and are subject to quarterly mark-to-market adjustments.

On November 14, 2007, in an effort to reduce our exposure to this liability, we offered to buy back the then outstanding SARs from all current eligible employees, excluding our executive officers, at the fair market value (“Buyout Price”) based on the closing price of our Common Stock on December 14, 2007, the settlement date. This offer resulted in our purchase of 173,940 SARs at a Buyout Price of $6.47 per SAR for a total of $1.1 million (net of our portion of payroll taxes) paid to the participating eligible employees. The remaining SARs will continue to be remeasured at each reporting period until all awards are settled. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants.

General

We plan to continue to increase our research and development activities for our biomaterial products and continue our research and development activities for our endovascular products based on our development contract with Spectranetics. Because we sold our endovascular product lines to Spectranetics, the portion of our operating expense specifically related to endovascular sales and marketing efforts has been eliminated in fiscal 2009.

We believe our current cash and investment balances and expected future cash generated from operations will be sufficient to meet our operating, financing, and capital requirements for the next 12 months. Although we believe our cash and investment balances will also be sufficient on a longer term basis, that will depend on numerous factors, including: market acceptance of our existing and future products; the successful commercialization of products in development; the costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, future clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

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

Presented below is a summary of our contractual obligations as of December 31, 2008:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations

Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($35 million)	$59,730,892	$3,555,763	$6,807,925	$6,448,475	$42,918,729

Purchase Obligations:
Contractual Commitments for Capital Expenditures (2)(3)	1,354,456	1,354,456	—	—	—

FIN 48 Tax Obligations (4)	33,164	33,164	—	—	—

Total Contractual Obligations	$61,118,512	$4,943,383	$6,807,925	$6,448,475	$42,918,729

These obligations are related to the Mortgage and agreements to purchase goods or services that are enforceable and legally binding.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage of $33.5 million as of December 31, 2008. In accordance with U.S. GAAP, the interest obligations are not recorded on our Condensed Consolidated Balance Sheet. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(2)	These obligations consist of open purchase orders for capital items primarily for the continued expansion of our research and development and manufacturing capabilities.
(3)	In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets.
(4)	Liabilities for uncertain tax positions in the aggregate amount of $144,672 have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of these liabilities.

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS

Kensey Nash Corporation

Non-GAAP Financial Measures and Reconciliations

Total Net Sales, Total Revenue, Operating Costs and Expenses and

Selected Financial Ratios

		Non-GAAP Adjustments
	As Reported for Six Months Ended December 31, 2007	Embolic Protection Discontinuance (a) 2007	One-Time Equity Acceleration (a) 2007	As Adjusted for Six Months Ended December 31, 2007
Total net sales	$24,678,392	$—	$—	$24,678,392
Total revenues	$37,240,343	$—	$—	$37,240,343

Operating costs and expenses:
Cost of products sold	$11,821,673	$(154,726)	$(251,732)	$11,415,215
Research and development	8,891,595	(92,630)	(834,682)	7,964,283
Selling, general and administrative	13,505,966	(76,372)	(1,887,619)	11,541,975

Total operating costs and expenses	$34,219,234	$(323,728)	$(2,974,033)	$30,921,473

Gross Margin on Total Net Sales	52%	1%	1%	54%
R&D as a % of Total Revenue	24%	(1)%	(2)%	21%
SG&A as a % of Total Revenue	36%	0%	(5)%	31%

Note: To supplement our Management Discussion and Analysis presented in accordance with GAAP, we use non-GAAP measures of operating expense line items, which are adjusted from our GAAP results to exclude certain expenses. These non-GAAP adjustments are provided to enhance the user’s overall understanding of our historical and current financial performance and our prospects for the future. We believe the non-GAAP results provide useful information to both management and investors by excluding certain expenses that we believe are not indicative of our core operating results. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

In this Form 10-Q, we have adjusted our GAAP results for the six months ended December 31, 2007 for the discontinuance of our embolic protection platform and accelerated vesting of stock awards. We excluded the impact of write-offs of inventory, certain dedicated embolic protection equipment, and other assets related to our decision in June 2007 to discontinue the embolic protection product line. Additional charges related to severance and clinical trial closeout costs were recorded during the first six months of fiscal 2008, as set forth in the reconciliation. We excluded the impact of the acceleration of vesting of the stock awards from the results of the first six months of fiscal 2008 due to the “Change in Control” as defined in our equity compensation plan on August 30, 2007 when Ramius Capital Group, L.L.C. and its affiliates acquired more than 20 percent of the Company’s outstanding Common Stock. We believe that these adjustments provide investors with alternative numbers for comparison of our results for the six month periods ended December 31, 2007 and 2008, consistent with how management assesses our relative performance between periods.

(a)	Net income for the six months ended December 31, 2007 includes $3.0 million in net charges ($2.0 million in after-tax charges, or $0.16 per share tax -effected) for the acceleration of stock awards and approximately $324,000 in charges ($215,000 in after-tax charges, or $0.02 per share tax-effected), related to the discontinuation of the Company’s embolic protection platform, both of which were incurred during the first quarter of fiscal 2008.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions, as they relate to Kensey Nash Corporation, our business or our management, are intended to identify forward-looking statements, but they are not the exclusive means of identifying them.

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 include but are not limited to the following:

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	our reliance on four customers (St. Jude Medical, Arthrex, Inc., Orthovita, Inc. and The Spectranetics Corporation) for a majority of our revenues;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	the performance of The Spectranetics Corporation as the marketer and distributor of the endovascular products;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community or new technology introduced replacing our products;

•	our strategic endovascular relationship could be negatively impacted by adverse results of the FDA and U.S. Immigration and Customs Enforcement (ICE) investigation of The Spectranetics Corporation;

•	the loss of, or interruption of supply from, key vendors;

•	the completion of additional clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our products;

•	our ability to scale up the manufacturing of our products to accommodate the respective sales volume;

•	our dependence on our customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	our dependence on key vendors and personnel;

•	our use of hazardous materials, which could expose us to future environmental liabilities;

•	international market risks that can harm future international sales of our products;

•	our ability to expand our management systems and controls to support anticipated growth;

•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	risks related to future market acceptance of our biomaterials or endovascular partners’ products;

•	risks related to product recalls of and other manufacturing issues relating to our partners’ biomaterials or endovascular products;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

•

risks related to our industry, including potential for litigation, product liability claims, ability to obtain reimbursement for our products and our products’ exposure to extensive government regulation;

•	adherence and compliance with corporate governance laws, regulations and other obligations affecting our business;

•	general economic and business conditions, nationally, internationally and within our markets; and

•	future market acceptance of our biomaterials or endovascular partners’ products.

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

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments, as well as the fair value of our Swap.

Investment Portfolio

Our investment portfolio consists primarily of high quality municipal securities all of which have maturities ranging from less than one year to approximately four years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit-committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale marketable securities are subject to interest rate risk and decreases in market value if interest rates increase. As of December 31, 2008, our total investment portfolio consisted of approximately $8.1 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding our investments is located in Note 2 to the Condensed Consolidated Financial Statements included in this 10-Q.

Debt

On May 25, 2006, we entered into a $35.0 million aggregate ten-year fixed interest rate swap agreement (the Swap), with Citibank, N.A., to manage the market risk from changes in interest rates under the Mortgage. As of December 31, 2008 we had taken the full $35.0 million advance under the Mortgage (See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q). Our objective and strategy for undertaking the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding the Swap is located in Note 9 – under the heading “Interest Rate Swap Agreement” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Foreign Currency Exchange Rate Risk

The Company’s business is not directly dependent on foreign operations as the Company’s sales to customers outside the U.S. are not significant. However, a portion of the Company’s total revenues, including sales and royalties, are dependent on U.S. based customers selling to end-users outside the U.S. There is a risk related to the changes in foreign currency exchange rates as it relates to our royalties paid to us in U.S. dollars for which royalties are received on end-user sales within foreign countries. We are currently not taking any affirmative steps to hedge the risk of fluctuations in foreign currency exchange rates. We are continuing to grow the business as to not be reliant on royalty income that is subject to fluctuations in exchange rates. We do not expect our financial position, results of operations or cash flows to be materially impacted due to a sudden change in foreign currency exchange rates fluctuations relative to the U.S. Dollar.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors are hereby added:

Our strategic endovascular relationship with Spectranetics could be negatively impacted by changes in management of Spectranetics

Spectranetics announced on October 22, 2008 the appointment of Emile J. Geisenheimer, its chairman, to the additional roles of President and Chief Executive Officer, following the resignation of John G. Schulte as President, Chief Executive Officer and director of Spectranetics. Three additional employees have also left Spectranetics. Our business, including revenues derived from endovascular sales, may be adversely impacted by the change in management if such change diverts focus and attention away from selling the endovascular products we sold to Spectranetics, and which we continue to develop and manufacture for Spectranetics.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of our equity securities during October, November, and December 2008:

Period	Total number of shares purchased *	Average price paid per share	Amount remaining for future repurchase (1) (a)
October 1-31, 2008	280,852	$26.61	$3,100,528
November 1-30, 2008	120,519	24.54	—
December 1-31, 2008	—	—	—

Total	401,371	$25.99	$—

*	All shares purchased under a publicly announced plan.
(1)	Represents maximum amount that may be purchased under the current programs.
(a)	The September 25, 2007 Stock Repurchase Plan allowed up to $25 million Common Stock to be repurchased; had no expiration and as of September 30, 2008 had $573,301 available for repurchases. The June 23, 2008 Stock Repurchase Plan allowed up to $10 million Common Stock to be repurchased; had no expiration and as of September 30, 2008 had the entire $10 million available for repurchases. Both plans were active as of September 30, 2008. As of December 31, 2008, the Company has completed both of the previously existing stock repurchase programs.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2008 Annual Meeting of Stockholders was held on December 10, 2008. At the Annual Meeting, the Company’s stockholders (i) elected Douglas G. Evans, P.E., C. McCollister Evarts, M.D., and Walter R. Maupay as Class I Directors to the Company’s Board of Directors for a term of three years expiring at the 2011 Annual Meeting of Stockholders, (ii) approved the Seventh Amended and Restated Kensey Nash Corporation Employee Incentive Plan, and (iii) ratified the appointment by the

Company’s board of directors of Deloitte & Touche LLP as the independent auditors of the Company’s financial statements for the fiscal year ending June 30, 2009. The following summarizes the voting results for such actions:

	Votes For	Votes Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Class I Directors:

Douglas G. Evans, P.E.	10,996,802	382,861	—	—	—

C. McCollister Evarts, M.D.	10,982,276	397,387	—	—	—

Walter R. Maupay	10,996,924	382,739	—	—	—

Approval of the Seventh Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan	8,100,547	—	2,450,251	28,088	800,777

Ratification of the Appointment of Deloitte & Touche LLP	11,039,818	—	339,121	724	—

Item 6.	Exhibits.

10.1	Amended and Restated Employment Agreement dated January 1, 2009, by and between Kensey Nash Corporation and M. Kevin Carouge.

10.2	Amended and Restated Employment Agreement dated January 1, 2009, by and between Kensey Nash Corporation and Todd M. DeWitt.

10.3	Amended and Restated Employment Agreement dated January 1, 2009, by and between Kensey Nash Corporation and Russell T. Kronengold, Ph.D.

10.4	Amended and Restated Employment Agreement dated January 1, 2009, by and between Kensey Nash Corporation and James T. Rauth, P.E.

10.5	Seventh Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan. (1)

10.6	Form of Stock Option Agreement. (2)

10.7	Form of Restricted Stock Agreement. (3)

10.8	Separation and General Release Agreement. (4)

10.9	First Amendment to Separation and General Release Agreement. (5)

10.10	Amended and Restated Employment Agreement for Joseph W. Kaufmann, Chief Executive Officer. (6)

10.11	Amended and Restated Employment Agreement for Douglas G. Evans, P.E., Chief Operating Officer. (7)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.
(2)	This exhibit is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.
(3)	This exhibit is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.
(4)	This exhibit is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.
(5)	This exhibit is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.
(6)	This exhibit is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009.
(7)	This exhibit is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: February 9, 2009	By:	/s/ Ryan D. Lake, CPA
Ryan D. Lake, CPA
Director of Finance (Principal Financial and Accounting Officer )