Form 10-Q
period 2009-03-31
KENSEY NASH CORP
filed 2009-05-11
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 11,352,736 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,643,319	$48,706,232
Investments (Note 2)	21,879,123	14,789,909
Trade receivables, net of allowance for doubtful accounts of $13,513 and $14,713 at March 31, 2009 and June 30, 2008, respectively	5,609,906	6,617,156
Royalties receivable	6,747,688	7,010,404
Other receivables (including approximately $13,000 and $1,379,000 at March 31, 2009 and June 30, 2008, respectively, due from employees)	275,866	2,020,295
Inventory (Note 3)	10,398,128	9,270,864
Deferred tax asset, current portion	2,255,145	4,277,864
Prepaid expenses and other	2,656,900	1,859,958

Total current assets	103,466,075	94,552,682

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	4,883,591
Building	46,324,811	45,869,376
Machinery, furniture and equipment	31,411,264	28,494,805
Construction in progress	269,349	498,283

Total property, plant and equipment	82,889,015	79,746,055
Accumulated depreciation	(24,129,139)	(20,147,747)

Net property, plant and equipment	58,759,876	59,598,308

OTHER ASSETS:
Deferred tax asset, non-current portion	268,122	—
Acquired patents and other intangibles, net of accumulated amortization of $5,417,583 and $4,788,389 at March 31, 2009 and June 30, 2008, respectively (Note 5)	2,928,783	3,807,977
Goodwill (Note 7)	4,366,273	4,366,273
Other non-current assets	93,431	103,324

Total other assets	7,656,609	8,277,574

TOTAL	$169,882,560	$162,428,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,200,286	$2,049,318
Accrued expenses (Note 8)	4,114,889	6,922,904
Other current liabilities	136,535	686,267
Current portion of debt (Note 9)	1,399,997	1,399,997
Deferred revenue	765,483	601,131

Total current liabilities	9,617,190	11,659,617

OTHER LIABILITIES:
Long-term debt (Note 9)	31,733,333	32,783,333
Deferred revenue, non-current	655,304	304,939
Deferred tax liability, non-current	—	420,598
Other non-current liabilities (Note 9)	6,274,247	2,690,421

Total liabilities	48,280,074	47,858,908

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at March 31, 2009 and June 30, 2008	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,399,246 and 11,640,221 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	11,350	11,640
Capital in excess of par value	69,275,679	75,242,265
Retained earnings	56,382,071	41,018,596
Accumulated other comprehensive loss	(4,066,614)	(1,702,845)

Total stockholders’ equity	121,602,486	114,569,656

TOTAL	$169,882,560	$162,428,564

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
REVENUES:
Net sales
Biomaterials sales	$12,948,185	$12,555,822	$38,717,172	$34,208,033
Endovascular sales	947,272	1,558,049	2,616,932	4,584,230

Total net sales	13,895,457	14,113,871	41,334,104	38,792,263
Royalty income	6,728,346	6,464,829	20,237,210	19,026,779

Total revenues	20,623,803	20,578,700	61,571,314	57,819,042

OPERATING COSTS AND EXPENSES:
Cost of products sold	6,201,156	6,292,810	18,407,637	18,114,483
Research and development	4,627,657	3,969,586	13,590,580	12,861,180
Selling, general and administrative	2,223,979	4,984,667	6,629,205	18,490,631

Total operating costs and expenses	13,052,792	15,247,063	38,627,422	49,466,294

INCOME FROM OPERATIONS	7,571,011	5,331,637	22,943,892	8,352,748

OTHER INCOME/(EXPENSE):
Interest income	164,496	542,657	981,856	1,350,250
Interest expense	(500,486)	(574,280)	(1,544,857)	(977,539)
Other income/(expense)	21,965	(111,983)	204,997	(94,056)

Total other income/(expense) - net	(314,025)	(143,606)	(358,004)	278,655

INCOME BEFORE INCOME TAX	7,256,986	5,188,031	22,585,888	8,631,403
Income tax expense	(2,381,337)	(1,689,111)	(7,222,413)	(2,746,659)

NET INCOME	$4,875,649	$3,498,920	$15,363,475	$5,884,744

BASIC EARNINGS PER SHARE	$0.42	$0.29	$1.32	$0.49

DILUTED EARNINGS PER SHARE	$0.42	$0.28	$1.28	$0.47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,508,160	11,878,637	11,637,585	11,985,264

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,735,266	12,405,296	11,996,840	12,545,845

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Capital in Excess of Par	Retained	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Value	Earnings	(Loss)/Income	Income/(Loss)	Total
BALANCE, JUNE 30, 2008	11,640,221	$11,640	$75,242,265	$41,018,596	$(1,702,845)		$114,569,656
Exercise/issuance of:
Stock options	274,430	275	4,785,190				4,785,465
Nonvested stock awards	14,363	14	(14)				—
Stock repurchase	(579,078)	(579)	(13,824,379)				(13,824,958)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			1,439,122				1,439,122
Nonvested stock awards			(48,140)				(48,140)
Employee stock-based compensation:
Stock options			1,352,658				1,352,658
Nonvested stock awards			328,977				328,977
Net income				15,363,475		$15,363,475	15,363,475
Change in unrealized gain on investments (net of tax)					78,508	78,508	78,508
Change in interest rate swap unrealized loss (net of tax)					(2,442,277)	(2,442,277)	(2,442,277)

Comprehensive income						$12,999,706

BALANCE, MARCH 31, 2009 (Unaudited)	11,349,936	$11,350	$69,275,679	$56,382,071	$(4,066,614)		$121,602,486

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$15,363,475	$5,884,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,039,560	5,434,804
Stock-based compensation (Note 13):
Stock options	1,301,033	1,526,830
Nonvested stock awards	388,638	1,967,327
Cash-settled stock appreciation rights	(549,732)	1,177,395
Tax benefit/(deficiency) from exercise/issuance of:
Stock options	1,439,122	1,849,613
Nonvested stock awards	(48,140)	(181,819)
Excess tax benefits from share-based payment arrangements	(986,336)	(1,166,895)
Cash-settled stock appreciation rights (SARs) exercise/repurchase/other	—	(1,567,231)
Deferred income taxes	2,618,203	(1,114,533)
(Income)/loss on disposal/retirement of property, plant and equipment	(7,276)	10,185
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable	1,640,416	(2,407,753)
Prepaid expenses and other current assets	(840,086)	70,745
Inventory	(1,127,264)	(2,729,179)
Accounts payable and accrued expenses	(2,574,404)	587,558
Deferred revenue, current	164,352	261,449
Other current liabilities	—	441,971
Deferred revenue, non-current	350,365	(77,666)
Other non-current liabilities	(183,737)	864,036

Net cash provided by operating activities	21,988,189	10,831,581

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,202,264)	(3,434,478)
Additional MacroPore Biosurgery, Inc. acquisition costs	—	(62,298)
Purchase of proprietary rights	—	(150,000)
Sale of investments	7,165,000	32,915,817
Purchase of investments	(14,237,125)	(25,463,185)

Net cash (used in)/provided by investing activities	(10,274,389)	3,805,856

FINANCING ACTIVITIES:
Repayments of long term debt	(1,050,000)	(350,000)
Proceeds from secured commercial mortgage	—	27,000,000
Stock repurchase	(12,872,492)	(17,256,955)
Excess tax benefits from share-based payment arrangements	986,336	1,166,895
Proceeds from exercise of stock options	6,159,443	3,751,707

Net cash (used in)/provided by financing activities	(6,776,713)	14,311,647

EFFECT OF EXCHANGE RATE ON CASH	—	125,435
INCREASE IN CASH	4,937,087	29,074,519

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,706,232	7,087,969

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,643,319	$36,162,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $117,256 and $48,146 at March 31, 2009 and 2008, respectively)	$1,548,152	$825,951

Cash paid for income taxes	$3,946,121	$—

Retirement of fully depreciated property, plant and equipment	$115,563	$201,220

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Increase in prepaid expense related to non-employee nonvested awards	$—	$115,013

SUPPLEMENTAL DISCLOSURE OF FINANCING INFORMATION:

During the year ended June 30, 2006, the Company entered into a Secured Commercial Mortgage with Citibank, F.S.B. The Mortgage, which is secured by the Company’s facility and land, had provided the Company with the ability to take aggregate advances up to $35 million through November 25, 2007, all of which have been taken. (Note 9).

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (fiscal 2008).

The Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2008 have been reclassified to reflect aggregated selling, general and administrative expenses, which were previously separated as two line items. These costs have been aggregated due to the elimination of the Company’s direct sales and marketing efforts for its endovascular products after the sale of these product lines to The Spectranetics Corporation in May 2008. There was no impact on amounts presented for income from operations.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). In addition, the Company follows the provisions of Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), for certain collaborative arrangements containing multiple revenue elements which were entered into, or materially amended, after June 30, 2003. Sales revenue is generally recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are generally recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including credits and discounts. The Company had net sales returns provisions, credits and discounts of $7,000 and $33,000 for the three and nine months ended March 31, 2009, respectively. For the three and nine months ended March 31, 2008, there were net sales returns provisions, credits and discounts of $23,872 and $37,088, respectively.

Royalty Income

The Company generally recognizes its royalty revenue at the end of each month, when the relevant net total end-user product sales dollars are reported to the Company for the month. Royalty payments are generally received within 45 days after the end of each calendar quarter.

Geographic Information

The Company’s revenues are categorized geographically below. Revenues are attributed to a country based on the location of the customer. The Company’s business is not directly dependent on foreign operations, as the Company’s sales to customers outside the U.S. are not significant. However, a portion of the Company’s revenues, including sales and royalties, are dependent on U.S. based customers selling to end-users outside the U.S. For the three and nine months ended March 31, 2008 the Company’s revenues associated with foreign countries included direct sales of its endovascular products. These product lines were subsequently sold to the Spectranetics Corporation in May 2008 (See Note 18). No one country where the Company sells its products, other than the U.S., represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.

	Revenues for the three months ended March 31,		Revenues for the nine months ended March 31,
	2009	2008	2009	2008
United States	$20,539,502	$19,811,471	$61,166,223	$55,708,280
Foreign countries	84,301	767,229	405,091	2,110,762

Total	$20,623,803	$20,578,700	$61,571,314	$57,819,042

Earning Per Share

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. Options and nonvested stock awards to purchase shares of the Company’s Common Stock that were outstanding for the three and nine months ended March 31, 2009 and 2008, but were not included in the computation of diluted EPS because the options and nonvested stock awards would have been antidilutive, are shown in the table below:

	Three months ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Number of Options and Awards	1,264,861	661,221	968,799	773,886

Option and Award Price Range	$17.00 - $35.71	$28.02 - $34.36	$25.55 - $35.71	$22.93 - $34.36

New Accounting Pronouncements

Adopted:

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources for U.S. GAAP and lists the categories in descending order and was effective November 15, 2008. The adoption of SFAS 162 did not affect the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet these objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which for the Company is its third quarter of fiscal 2009 ended March 31, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 9 for additional information regarding the Company’s adoption of SFAS 161.

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

In June 2007, the FASB ratified the consensus reached by the EITF on Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement. Nonrefundable advance payments for future research and development activities for materials, equipment, facilities and purchased intangible assets that have an alternative future use (in research and development projects or otherwise) will continue to be recognized in accordance with the guidance in SFAS 2, Accounting for Research and Development Costs. Refundable advance payments for future research and development activities are excluded from the scope of EITF 07-3. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and applies to new contracts entered into on, or after, the effective date. On July 1, 2008, the Company’s adoption of EITF 07-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

To Be Adopted:

In November 2007, the FASB ratified the consensus reached by the EITF on Issue 07-1: Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1). This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010. This issue will require the Company to disclose the nature and purpose of its collaborative arrangements in its annual financial statements, its rights and obligations under its collaborative arrangements, the stage of the underlying endeavor’s life cycle, the Company’s accounting policies for the arrangements and the statement of income classification and amount of significant financial statement amounts related to the collaborative arrangements. This issue will require the Company to apply EITF 07-1 as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date. The Company has not yet assessed the impact the adoption of EITF 07-1 will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (SFAS 141(R)). SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) is effective prospectively for business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008, which for the Company is fiscal 2010. The Company has not yet assessed the impact the adoption of SFAS 141(R) will have on its financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008, which for the Company is fiscal 2010. The Company has not yet assessed the impact the adoption of FSP No. 157-2 will have on its financial position, results of operations or cash flows.

In April 2009, the FASB issued three new FASB Staff Positions (FSPs), all of which impact the accounting and disclosure related to certain financial instruments:

FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased such that there is no active market or where the price inputs being used represent distressed sales. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly, and reaffirms the need to use judgment when evaluating current markets.

FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2), amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, which for the Company is its fourth quarter ending June 30, 2009, and shall be applied prospectively. Early adoption of these FSPs was permitted for periods ending after March 15, 2009, which for the Company is this current interim period ended March 31, 2009. The Company has not yet assessed the impact the adoption of these FSPs will have on its financial position, results of operations or cash flows for its 2009 fiscal year, and has not early adopted any of these FSPs for the interim period ended March 31, 2009.

Note 2 – Investments

Investments as of March 31, 2009 consisted of non-taxable and taxable, high quality municipal obligations. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets, and as such, its portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (see Note 11) and realized gains and losses included in other income. The fair value of available-for-sale marketable securities is obtained from broker quotes using pricing matrices based on inputs that are quoted prices for identical or similar assets in the municipal bond market and based on other various inputs that are directly or indirectly observable. The following is a summary of available-for-sale marketable securities as of March 31, 2009 and June 30, 2008:

	M arch 31, 2009
Description	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Municipal Obligations	$21,861,205	$109,895	$(91,977)	$21,879,123

Total Investments	$21,861,205	$109,895	$(91,977)	$21,879,123

	June 30, 2008
Description	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Municipal Obligations	$14,891,581	$37,233	$(138,905)	$14,789,909

Total Investments	$14,891,581	$37,233	$(138,905)	$14,789,909

The Company’s investments included in the municipal obligations category as of March 31, 2009 have maturities ranging from less than one year to approximately four years.

Certain investment securities included in the municipal obligations category shown below currently have fair values less than their amortized costs and, therefore, contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any Company or industry specific event. As of March 31, 2009, there were 11 out of 31 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated within the municipal obligations category, as of March 31, 2009 were as follows:

Description	Loss < 12 months		Loss > or equal to 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal Obligations	$6,307,977	$(53,131)	$2,051,447	$(38,846)	$8,359,424	$(91,977)

Total Investments	$6,307,977	$(53,131)	$2,051,447	$(38,846)	$8,359,424	$(91,977)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory includes the cost of material, labor and overhead utilized in the processing of the Company’s products and was as follows as of March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Raw materials	$7,735,107	$6,875,782
Work in process	1,550,493	1,625,821
Finished goods	2,294,495	1,917,114

Gross inventory	11,580,095	10,418,717
Provision for inventory obsolescence	(1,181,967)	(1,147,853)

Inventory	$10,398,128	$9,270,864

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

The Component Supply Contract – Under a supply contract executed with St. Jude Medical in 2005, the Company is the exclusive supplier of 100% of the collagen plug and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement, which expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for the Company’s ongoing investments in collagen research and development. As of March 31, 2009, the Company had recognized $854,612 of this origination fee and the remaining $145,388 has been recorded as deferred revenue and will be recognized over the remaining period of the contract.

Orthovita, Inc.

In fiscal 2003, the Company entered into a development, manufacturing and supply agreement with Orthovita under which the Company develops and commercializes products based on Orthovita’s proprietary VITOSSTM bone graft substitute material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, the products are co-developed. The Company manufactures the products and Orthovita markets and sells the products worldwide. Also under the Orthovita Agreement, the Company receives a royalty payment on all co-developed VITOSSTM, VITOSSTM FOAM and VITOSSTM Bioactive FOAM products based upon Orthovita’s net total end-user sales of such products.

In a separate transaction in August 2004, the Company acquired proprietary rights of a third party having rights in the VITOSS technology. This acquisition included the economic rights of the third party, which include a royalty on all products sold containing the VITOSS technology, up to a total royalty amount of $4,035,782, which shall be recognized.

The Spectranetics Corporation

See Note 18 for additional information regarding the Company’s agreements with Spectranetics.

Note 5 – Acquired Patents and Other Intangibles

The costs of internally developed patents are expensed when incurred due to the long development cycle for products and the Company’s inability to measure the recoverability of these costs when incurred. From time to time, the Company has acquired portfolios of patents and other intangibles that it believes are beneficial and complimentary to the Company’s existing intellectual property and material processing knowledge platform. These acquisitions have included a portfolio of puncture closure patents in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. (THM) in 2000, certain intellectual property and other rights related to the VITOSS product line acquired from a third party inventor in 2004, intangible assets acquired as part of the purchase of certain assets of IntraLuminal Therapeutics, Inc. (ILT) in 2006 (divested in May 2008 in conjunction with the sale of the Company’s Endovascular business, see Note 18) and most recently, certain assets of MacroPore Biosurgery, Inc. (MacroPore) in 2007 (See Note 6), as well as other smaller purchases.

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from approximately 1 to 8 years as of March 31, 2009. The gross carrying amount of such patents and intangible assets, as of March 31, 2009, was $8,346,366, with accumulated amortization of $5,417,583.

Amortization expense on these patents and intangible assets was $228,824 and $879,194 for the three and nine months ended March 31, 2009, respectively. For the three and nine months ended March 31, 2008, there was $276,472 and $815,938, respectively, of amortization expense on these patents and intangible assets. The table below details the estimated amortization expense as of March 31, 2009, for the next five fiscal years on these patents and intangible assets:

Fiscal year ending June 30,	Amortization Expense
2009	$919,059
2010	968,741
2011	852,805
2012	563,015
2013	176,278

Note 6 – Acquisitions

MacroPore Biosurgery, Inc. In May 2007, the Company acquired certain assets of MacroPore, a leading developer of bioresorbable products targeted for spinal, craniofacial and orthopaedic surgery applications, for approximately $3.2 million cash plus acquisition costs of $187,988. The acquisition was accounted for under the purchase method of accounting and MacroPore’s results of operations have been included in those of the Company since the date of acquisition.

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

$3,362,987

The identified customer relationship intangible asset of $1,650,000 is being amortized over the five-year term of the manufacturing, development and supply agreement with a leading orthopaedic device company. The gross carrying amount of the acquired intangible asset at March 31, 2009 was $1,650,000 with accumulated amortization of $605,000. Amortization expense on the acquired intangible assets was $82,500 and $247,500 for the three and nine months ended March 31, 2009, respectively. For the three and nine months ended March 31, 2008, there was $82,500 and $247,667, respectively, of amortization expense on these intangible assets which is included within Selling, general and administrative expense.

Note 7 – Goodwill

The Company accounts for goodwill under the provisions of SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill is not amortized but is subject to annual impairment tests. The Company has established its annual impairment testing date as June 30 of each fiscal year. The most recent tests as of June 30, 2008, 2007 and 2006 indicated that goodwill was not impaired.

Goodwill represents the excess of cost over the fair market value of the identifiable net assets of THM, a company acquired in September 2000, and from MacroPore, acquired in May 2007 (See Note 6).

The net carrying amount of goodwill at March 31, 2009 was $4,366,273 and remained unchanged from the year ended June 30, 2008.

Note 8 – Accrued Expenses

As of March 31, 2009 and June 30, 2008, accrued expenses consisted of the following:

	March 31, 2009	June 30, 2008
Accrued payroll and related compensation	$2,264,299	$3,474,027
Accrued Spectranetics transaction closing costs (See Note 18)	1,179,118	2,659,858
Other	671,472	789,019

Total	$4,114,889	$6,922,904

Note 9 – Debt

Secured Commercial Mortgage—On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage provided the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the Draw Period) and is secured by the Company’s facility and land in Exton, Pennsylvania. On May 25, 2006 and November 23, 2007, the Company took $8 million and $27 million advances, respectively, under the Mortgage which bears interest at one-month LIBOR plus an 0.82% Loan Credit Spread. Under the Mortgage, the Company was required to pay interest only on the outstanding principal amount during the Draw Period. Beginning December 25, 2007, the Company began paying principal and interest based on a 25 year straight-line amortization schedule. At March 31, 2009, the outstanding Mortgage balance, net of principal payments, was $33.1 million.

The Mortgage contains various conditions to borrowing, including affirmative, restrictive and financial maintenance covenants. Certain of the more significant covenants require the Company to maintain a Minimum Fixed Charge Coverage Ratio of EBITDA (as defined in the Mortgage) to debt service equal to or greater than 1.50 – to – 1.0 and an interest rate hedge of at least 50 percent of the outstanding principal balance of the Mortgage through an interest rate protection product reasonably acceptable to Citibank, F.S.B.

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

The Swap is classified as a cash flow hedge due to the hedging of forecasted interest rate payments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFASs No. 137, No. 138, No. 149 and No. 161 and is recorded on the Condensed Consolidated Balance Sheets at fair value. As such, the Company performs a mark-to-market adjustment at the end of each period. In establishing the fair value, the Company includes and evaluates dealer quotes, and the counterparty’s ability to settle the asset or liability and its creditworthiness. Additionally, current interest rates, collateralization of the Mortgage and the Swap by the land and building and any adverse Company or industry specific events that would impact the fair value measurement are considered.

As of March 31, 2009 and June 30, 2008, the fair value of the Swap was in an unrealized loss position of $6,274,247 ($4,078,261, net of tax) and $2,487,718 ($1,635,984, net of tax), respectively, with the gross unrealized loss position included in Other non-current liabilities and the net of tax position included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. This value represents the estimated amount the Company would receive or pay to terminate the Swap.

If the conditions underlying the Swap or the hedge item do not change, the Swap will be considered to be highly effective in accordance with SFAS 133, with all changes in fair value included in other comprehensive loss and no impact on the Company’s Consolidated Statements of Cash Flows. The effective portion of the Swap gains or losses, due to changes in fair value, is recorded as a component of Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Company utilizes the Hypothetical Derivative Method in determining hedge effectiveness each period. Transactions that would cause ineffectiveness would include the prepayment of the Mortgage or an adverse Company or industry specific event that would impact the fair value measurement, which would result in the Company reclassifying the ineffective portion into current earnings and an impact to the Company’s Consolidated Statements of Cash Flows. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the three and nine months ended March 31, 2009, no amounts were recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. No amount was recognized in prior year earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness for the three and nine months ended March 31, 2008. The Company does not currently anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions under the Mortgage and Swap occur.

The Company has presented the SFAS 161 quantitative disclosure of the Swap fair value amounts and of the unrealized gains and losses as of March 31, 2009 and June 30, 2008 in the table below.

	Fair Value of Derivative Instruments Liability Derivatives
	March 31, 2009
Derivative designed as hedging instrument under SFAS 133	Balance Sheet Location	Fair Value
Interest rate contract	Other non-current liabilities	$6,274,247

Total Derivative		$6,274,247

Derivative in SFAS 133 Cash Flow Hedging Relationship	Amount of Unrealized Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Interest Income / (Expense) Incurred in the Income Statement on Hedged Interest Rate	Amount of Interest Income / (Expense) Incurred in the Income Statement on Hedged Interest Rate		Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)
	March 31, 2009		For the Three Months Ended March 31, 2009	For the Nine Months Ended March 31, 2009	March 31, 2009
Interest rate contract	$(2,442,277)	Interest income/(expense)	$(426,981)	$(960,002)	$—

Total	$(2,442,277)	Total	$(426,981)	$(960,002)	$—

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

•	Level 3 - Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Fair Value Measurements as of March 31, 2009
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$52,864,064	$—	$—
Available-for-sale marketable securities:
Municipal bonds (See Note 2)	—	21,879,123	—

Total Assets	$52,864,064	$21,879,123	$—

Liabilities
Interest rate swap (See Note 9)	$—	$6,274,247	$—

Total Liabilities	$—	$6,274,247	$—

(a)    The Company’s money market funds are classified along with the Company’s cash balances as Cash and cash equivalents within the Condensed Consolidated Balance Sheets. Money market funds are valued at quoted prices in active markets.

Note 11 – Comprehensive Income/(Loss)

The Company accounts for comprehensive income/(loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, Accumulated other comprehensive income/(loss) is shown on the Condensed Consolidated Statements of Stockholders’ Equity as of March 31, 2009 and June 30, 2008, and is comprised of net unrealized gains and losses on the Company’s available-for-sale marketable securities and the Swap, as well as, foreign currency translation adjustments for the prior fiscal year. The net tax benefit for the nine months ended March 31, 2009 and for the fiscal year ended June 30, 2008 of other comprehensive income/(loss) was $1,303,171 and $697,758, respectively.

Note 12 – Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by various programs established by the Company’s Board of Directors, and through other miscellaneous transactions. Any repurchases under these programs are dependent on market conditions and can be commenced or suspended at any time or from time to time without prior notice, and these repurchase programs typically have no specified expiration date. On March 18, 2009, the Company announced that its Board of Directors approved a new stock repurchase program that allows the Company to repurchase up to a total of 600,000 of its issued and outstanding shares of Common Stock.

During the quarter ended March 31, 2009, the Company repurchased and retired 123,622 shares of Common Stock that were settled at a cost of $2,324,201, or an average market price per share of $18.80, using available cash. Commission and other related costs associated with these stock repurchases totaled $5,699. An additional 49,310 shares were repurchased in March 2009, but were settled in April 2009, at a cost of $967,011, or an average market price per share of $19.61. During the quarter ended March 31, 2008, the Company repurchased and retired 299,851 shares of Common Stock that were settled at a cost of $8,389,746, or an average market price per share of $27.98, using available cash. Commission and other related costs associated with these stock repurchases totaled $11,994. An additional 15,000 shares were repurchased in March 2008, but settled in April 2008 at a cost of $440,083, or an average market price per share of $29.34.

During the nine months ended March 31, 2009, the Company repurchased and retired 524,993 shares of Common Stock that were settled at a cost of $12,754,827, or an average market price per share of $24.30, using available cash. Commission and other related costs associated with these stock repurchases totaled $25,521, including $1,972 of commissions relating to the shares settled in April 2009. During the nine months ended March 31, 2008, the Company repurchased and retired 623,201 shares of Common Stock that were settled at a cost of $17,230,701, or an average market price per share of $27.65, using available cash. Commission and other related costs associated with these stock repurchases totaled $26,855, including $600 of commissions relating to the shares settled in April 2008.

Note 13 – Stock-Based Compensation

Total stock-based compensation expense for the three and nine months ended March 31, 2009 was $814,157 and $1,139,939, respectively. For the three and nine months ended March 31, 2008 stock-based compensation expense was $238,208 and $4,671,552, respectively. (Please refer to “Management’s Discussion and Analysis of Financial condition and Results of Operations – Stock-Based Compensation” included herein for a more detailed explanation of the total compensation expense as it relates to the Company’s fiscal year grants). Stock-based compensation for the nine months ended March 31, 2008 included an accelerated vesting charge of $2,974,033 as described below (See – Accelerated Vesting of All Equity Awards). The total income tax benefit recognized on the Condensed Consolidated Statements of Income for stock-based compensation costs was $284,955 and $398,978 for the three and nine months ended March 31, 2009, respectively. The income tax benefit recognized on the Condensed Consolidated Statements of Income for stock-based compensation expense for the three and nine months ended March 31, 2008 was $80,991 and $1,588,328, respectively. Compensation expense related to stock-based awards is classified on the Condensed Consolidated Statements of Income within the same line items as salary or consulting expense with respect to the award recipients, and is recorded over the awards’ relevant vesting periods. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of Selling, general and administrative expense on the Condensed Consolidated Statements of Income.

On December 10, 2008, the Company held its 2008 Annual Meeting of Stockholders, at which the stockholders of the Company considered and approved the Company’s Seventh Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Employee Plan). The Employee Plan became effective immediately upon the stockholders’ approval. The Employee Plan authorized an additional 700,000 shares of the Company’s Common Stock for issuance under the Employee Plan of which only 100,000 shares may be issued as nonvested stock, bonus stock or stock-based awards other than stock options or cash-settled stock appreciation rights (SARs).

As of March 31, 2009, the total number of shares authorized for issuance under the Employee Plan was 5,400,000, of which options to purchase a total of 1,726,304 shares of the Company’s Common Stock at a weighted average exercise price of $24.00 were outstanding, 58,945 nonvested stock awards were outstanding, options to purchase a total of 2,870,946 shares of the Company’s Common Stock had previously been exercised/issued, and 743,805 shares remained available for new awards.

The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). As of March 31, 2009 a total of 410,000 shares were authorized for issuance under the Directors’ Plan. Nonqualified options to purchase a total of 255,500 shares of the Company’s Common Stock at a weighted average exercise price of $20.45 were outstanding, and options to purchase a total of 135,000 shares of the Company’s Common Stock had previously been exercised under the Directors’ Plan. No unrecognized compensation cost remains under the Directors’ Plan. Awards previously granted to non-employee directors are now granted under the Employee Plan.

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

In addition, 283,690 SARs became fully vested and exercisable on August 30, 2007. Of these SARs, 179,690 awards were granted to non-executive employees at a stock price of $29.88 and the remaining 104,000 SAR awards were granted to executive officers at a stock price of $31.36. An accelerated vesting charge of $429,760, or $283,642 net of related tax effects, was recognized during the first quarter ended September 30, 2007 with respect to the SARs.

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

Stock Options

Stock options have been granted to employees and members of the Board of Directors of the Company, as well as non-employee outside consultants. For the three and nine months ended March 31, 2009, the Company recognized expense of $538,115 and $1,301,033, respectively, related to stock options. For the three and nine months ended March 31, 2008, the Company recognized expense of $279,311 and $1,526,830 (including the accelerated vesting charge of $920,131 for the nine month period as described above), respectively, related to stock options. As of March 31, 2009, there was $4,868,174 of unrecognized compensation cost related to unvested stock options granted under the Employee Plan. That cost is expected to be recognized over a weighted-average period of 2.27 years.

A summary of the stock option activity under both plans for the nine months ended March 31, 2009, is as follows:

	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2008	1,639,044	$21.62	$17,547,996	310,500	$20.43	$3,607,560
Granted	364,970	$30.86		—	$—
Cancelled	(38,780)	$27.95		(19,500)	$26.69
Exercised	(238,930)	$17.52		(35,500)	$16.88

Balance at March 31, 2009	1,726,304	$24.00	$4,769,459	255,500	$20.45	$760,763

Shares vested + expected to vest	1,680,743	$23.83	$4,754,264	255,500	$20.45	$760,763

Exercisable portion	1,234,464	$21.60	$4,641,659	255,500	$20.45	$760,763

Available for future grant	743,805			—

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Options are exercisable over a maximum term of 10 years from the date of grant and typically vest over periods of zero to four years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected terms of options are derived from historical exercise behavior and represent the periods of time that options granted are expected to be outstanding.

	Nine Months Ended March 31,
	2009	2008
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	1.140% - 3.492%	4.286%
Expected lives	0.25 - 6.30	6.33

During the nine months ended March 31, 2009, the Company granted options to employees of the Company, with exercise prices equal to the fair market value of the Company’s Common Stock on the respective grant dates, to purchase 364,970 shares of the Company’s Common Stock. These options were valued at an average of $11.08 per share on the grant date using the fair value assumptions listed above and the substantial majority will be expensed over a zero to three-year vesting period.

The following table summarizes significant option groups outstanding under both the Employee Plan and Directors’ Plan and related weighted average exercise price and remaining contractual life information as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at March 31, 2009	Remaining Contractual Life	Wghtd Avg Exercise Price	Number of Shares at March 31, 2009	Wghtd Avg Exercise Price
$9.8750 - $14.580	727,081	2.11	$13.96	727,081	$13.96
$17.000 - $30.150	703,953	6.31	$26.02	514,383	$25.93
$30.460 - $35.710	550,770	7.26	$33.01	248,500	$33.82

	1,981,804			1,489,964

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, an executive officer and a non-employee outside consultant pursuant to the Employee Plan. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. For the three and nine months ended March 31, 2009, the Company recognized expense of $198,325 and $388,638, respectively, related to nonvested stock awards. For the three and nine months ended March 31, 2008, the Company recognized expense of $83,565 and $1,967,327 (including an accelerated vesting charge of $1,624,143 for the nine month period as described above) respectively, related to nonvested stock awards. As of March 31, 2009, there was an estimated $1,100,000 of unrecognized compensation cost related to nonvested stock awards granted under the Employee Plan. That cost is expected to be recognized over a weighted average period of 2.62 years.

The following table outlines the nonvested stock awards activity for the nine months ended March 31, 2009.

	Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share
Balance at June 30, 2008	31,199	$29.37
Granted:
Non-employee Directors	50,309	19.01
Executive officers	10,000	17.00
Issued:
Non-employee Directors	(14,363)	27.61
Cancelled:
Non-employee Directors	(18,200)	21.06

Balance at March 31, 2009	58,945	$20.58

All nonvested stock grants awarded to non-employee members of the Board of Directors since December 2005 vest solely on continuation of service, subject to acceleration as discussed above. Nonvested shares are generally forfeited upon termination of employment or service.

Cash-Settled Stock Appreciation Rights (SARs)

SARs have been granted to executive officers and eligible non-executive employees of the Company. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of the Company’s Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of the Company’s Common Stock on the date of grant. For the three and nine months ended March 31, 2009 the Company recognized an expense of $77,717 and a net decrease to expense of $549,732, respectively, due to the change in the fair value of SARs primarily due to the decline of the Company’s stock price during the nine month period. For the three and nine months ended March 31, 2008 the Company recognized a decrease in expense of $124,668 and a net increase in expense of $1,177,395, respectively, related to SARs (which included an accelerated vesting charge of $429,760 for the nine month period as described above).

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

As of March 31, 2009, the average fair market value of each of the remaining SARs was $1.44 and the related liability for all remaining SARs was $136,536. These SARs will continue to be remeasured at each reporting period until all awards are settled.

The following table outlines cash-settled SAR award activity for the nine months ended March 31, 2009.

	Shares	Weighted Average Price Per Share
Balance at June 30, 2008	104,700	$31.35
Granted	—	—
Exercised	—	—
Cancelled	(10,000)	31.36

Balance at March 31, 2009	94,700	$31.35

The fair value of each SAR is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. SARs are exercisable over a maximum term of five years from the date of grant and were to vest over a period three years from the grant date, subject to acceleration as discussed above. Expected volatilities are based on historical volatility of the Company’s Common Stock and other factors. The Company uses historical data to estimate SAR employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of cash-settled SARs has been determined using the simplified method in accordance with Question 6 of SEC SAB 107 Topic 14.0.2, “Expected Term,” until such time that historical exercise behavior can be established. The Company believes that this calculation provides a reasonable estimate of the expected term. On December 12, 2007, SAB 110 was issued to extend the simplified method beyond 2007 for those companies that have concluded that their own historical exercise experience is not sufficient to provide a reasonable basis. The risk-free rate for periods within the contractual life of the SAR is based on U.S. treasuries with constant maturities in effect at the time of grant.

	Nine Months Ended March 31,
	2009	2008
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	0.566% - 2.451%	1.60% - 4.86%
Expected lives	1.30 - 1.80	1.75 - 2.85

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

Note 14 – Retirement Plan

The Company has a voluntary 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees who are at least 21 years of age are eligible to participate. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total salaried compensation, for all employee contributions. Employer contributions to the 401(k) plan for the three and nine months ended March 31, 2009 were $103,350 and $324,511, respectively. In the three and nine months ended March 31, 2008, employer contributions were $131,300 and $370,179, respectively.

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

The Company recognized $133,784 of deferred revenue as a component of Other income/(expense) on the Condensed Consolidated Statements of Income during the nine months ended March 31, 2009, as a result of the August 2008 satisfaction payment regarding the Opportunity Grant. No revenue was recognized related to this grant for the nine months ended March 31, 2008, due to management’s uncertainty of the Company’s ability to meet the job creation criterion.

Note 16 – Income Taxes

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (SFAS 109).

The Company adopted the provisions of FIN 48 on July 1, 2007. In connection with the adoption, the Company recorded a net decrease to retained earnings of $204,615 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. The amount of unrecognized tax benefits at March 31, 2009 was $140,262, of which $140,216 would impact the Company’s tax rate, if recognized. Upon the initial adoption of FIN 48 at July 1, 2007, the Company recorded $18,330 for potential interest and penalties for unrecognized tax benefits. Interest and penalties are included in Interest expense and Other income/expense respectively on the Condensed Consolidated Statements of Income. Additional interest and penalties of ($2,155) and $5,802 were recorded for the three and nine months ended March 31, 2009, respectively. Interest and penalties of $3,553 and $11,115 were recorded for the three and nine months ended March 31, 2008, respectively.

Changes in the Company’s uncertain tax positions for the nine months ended March 31, 2009 were as follows:

Balance at June 30, 2008	$193,132
Increase in unrecognized tax benefit for prior periods	23,202
Decrease in unrecognized tax benefit for prior periods	(4,951)
Settlements	(71,121)

Balance at March 31, 2009	$140,262

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal income tax examination for years prior to fiscal 2005 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

As a result of the October 2008 Congressional approval of an extension of the Research and Experimentation (R&E) Tax Credit, the Company recorded retroactive adjustments to its tax provision during the second fiscal quarter ended December 31, 2008. The Company currently estimates that its effective tax rate for fiscal 2009 will be in a range of approximately 32% to 33%. In the course of estimating the Company’s annual effective tax rate and recording its quarterly income tax provision, the Company considers many factors including its expected earnings, state income tax apportionment, estimated research and development tax credits, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates could have a significant impact on the Company’s effective tax rate.

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

The Company recognized asset impairment and other related charges totaling approximately $5.0 million before taxes. These charges included cash charges primarily related to severance, clinical trial and other contract termination costs totaling approximately $0.4 million in the aggregate. These charges also include non-cash charges totaling approximately $4.6 primarily related to abandonment of inventory and machinery and equipment. Of the approximately $5.0 million in charges, approximately $4.7 million (including $4.6 million of non-cash asset impairment charges and $0.1 million of cash charges) was recorded in the fourth quarter ended June 30, 2007, and the remaining $323,728 was recognized in the first quarter of fiscal 2008. Charges for fiscal 2008 were presented within the Company’s Condensed Consolidated Statements of Income for the nine months ended March 31, 2008 from continuing operations as depicted in the table below:

For the Nine Months Ended March 31, 2008
Operating costs and expenses:
Cost of products sold	$154,726
Research and development	92,630
Selling, general and administrative	76,372

$323,728

Severance Charges

The decision was communicated to affected employees on July 10, 2007, which resulted in a net reduction of 11 personnel, with employee severance costs of $0.2 million. These severance costs were recognized on the Company’s Condensed Consolidated Financial Statements during the first quarter of fiscal 2008.

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

On May 30, 2008, the Company and Spectranetics also entered into a Manufacturing and Licensing Agreement pursuant to which the Company will manufacture for Spectranetics the endovascular products acquired by Spectranetics under the Asset Purchase Agreement for a minimum of six months for QuickCat and for an initial three year period for ThromCat and Safe-Cross, and Spectranetics will purchase such products exclusively from the Company for specified time periods, ranging from a minimum of six months for QuickCat to three years for ThromCat and Safe-Cross. Spectranetics has extended the Company’s initial six month manufacturing period for the QuickCat product through September 30, 2009. The arrangement to manufacture ThromCat and Safe-Cross may be extended beyond the initial three-year manufacturing period by agreement of the parties. During the manufacturing period, Spectranetics will pay transfer prices for the products based on the Company’s cost to manufacture such products plus a percentage of the end-user sales price of the ThromCat and Safe-Cross products. Additionally, after the Company’s manufacture of the ThromCat and Safe-Cross products is transferred to Spectranetics, Spectranetics will be obligated to pay the Company a royalty on the end-user sales of such products. The amount of this royalty will be based upon the timing and reason for the manufacturing transfer and, in certain cases, upon the amount of revenue generated by the ThromCat and Safe-Cross products during the applicable year. The royalty is subject to reduction depending upon the scope of the patent protection obtained for the ThromCat product. After the Company’s manufacture of the QuickCat product has transferred to Spectranetics, Spectranetics will have no obligation to make royalty payments to the Company related to end-user sales of the QuickCat product.

Also, on May 30, 2008 the Company and Spectranetics entered into a Development and Regulatory Services Agreement, pursuant to which the Company will conduct work to develop and obtain regulatory approvals for certain next-generation Safe-Cross and ThromCat products at the Company’s expense on behalf of Spectranetics. Spectranetics will own all intellectual property resulting from this development work. If human clinical studies are required to obtain approval from the Food and Drug Administration (FDA) for those next-generation ThromCat devices, certain costs will be shared equally by the Company and Spectranetics. Spectranetics will pay the Company up to $8.0 million upon completion of such product development activities and regulatory approvals for certain of the next-generation products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in this report and our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (fiscal 2008), as filed with the Securities and Exchange Commission. As used herein, the terms “the Company,” “we,” “us” and “our” refer to Kensey Nash Corporation and its consolidated subsidiaries, collectively.

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

OVERVIEW

Kensey Nash Corporation is a medical device company known for innovative product development and unique technology in the fields of resorbable biomaterials and endovascular devices used in a wide variety of medical procedures. We provide an extensive range of products into multiple medical markets, primarily in the cardiovascular markets and the orthopaedic markets of sports medicine, spine and extremities. Most of the products are based on our significant expertise in the design, development, manufacturing and processing of resorbable biomaterials. We sell our products through strategic partners and do not sell direct to the end-user. We have also developed and commercialized a series of innovative endovascular products and completed the sale of these product lines to The Spectranetics Corporation (Spectranetics) in May 2008. Although we sold this portfolio of products to Spectranetics, we still participate directly in the future success of these products through a Manufacturing and Licensing Agreement and a Development and Regulatory Services Agreement, which were entered into in connection with the sale transaction (see below for additional discussion). Our revenues consist of two components: net sales, which includes biomaterials sales and endovascular sales, and royalty income.

Net Sales

Biomaterials Sales

As pioneers in the field of resorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of resorbable biomaterials for medical applications. Our biomaterials products, specifically polymer and collagen based products, are components of, in most cases, finished goods sold by numerous other companies pursuant to contractual arrangements. We sell our biomaterials products to over 30 companies that sell them into the end-user marketplace. Our largest biomaterials customers include St. Jude Medical, to which we supply Angio-Seal™ Vascular Closure Device (Angio-Seal device) components; Arthrex, Inc., to which we supply a broad range of sports medicine and trauma products; and Orthovita, Inc., to which we supply products for use in repair of the spine and orthopaedic trauma injuries. We also supply biomaterials products and development expertise to other orthopaedic companies, including Medtronic, Inc., Zimmer, Inc., Biomet Sports Medicine, Inc., Johnson & Johnson, Inc. and its subsidiaries, Stryker Corporation and BioMimetic Therapeutics, Inc. We plan to continue to expand relationships with these and other companies targeting new markets, including general, pelvic and urological surgery.

Although a majority of our biomaterials sales are currently concentrated among a few strategic customers, the number of customers has been increasing over the last several years. The relationships with these customers and partners are generally long-term and contractual in nature, with contracts specifying development and regulatory responsibilities, the specifications of the product to be supplied, and pricing. We often work with customers and potential customers at very early stages of feasibility and provide significant input into co-development types of programs. Once a product is approved for sale, we generally provide our customers fully packaged and sterilized products ready for their further distribution or, as in the case with Angio-Seal components, provide a bioresorbable product that is ready to be incorporated into a finished device. Our products often represent a key strategic source for these customers and partners. In many cases, our proprietary technology is incorporated into the product and cannot be replicated by other companies.

The sale of Angio-Seal components to St. Jude Medical and sales of biomaterials orthopaedic products, including products with applications in sports medicine and the spine, continue to be our primary source of revenue. The table below shows the trends in our Angio-Seal component and orthopaedic product sales for the nine months ended March 31, 2009 and March 31, 2008, by presenting such sales as a percentage of our total biomaterials sales:

Net Sales of	Nine months ended 3/31/09	% of Biomaterials Sales	Nine months ended 3/31/08	% of Biomaterials Sales	% Change Prior Period to Current Period
Orthopaedic Products	$22,808,142	59%	$21,051,365	61%	8%
Angio-Seal Components	13,766,063	36%	11,470,919	34%	20%
Other Products	2,142,967	5%	1,685,749	5%	27%

Total Net Sales - Biomaterials	$38,717,172	100%	$34,208,033	100%	13%

Our orthopaedic product sales increased 8% in the nine months of fiscal 2009 over the comparable prior fiscal year nine month period. This was due to an increase in sales of our current product lines, specifically in our sports medicine product portfolio, in part due to an increase in our customer base, and sales from our new product lines for our current customers. We expect sales of our orthopaedic products to increase in fiscal 2009 as compared to fiscal 2008 primarily due to strong sports medicine sales to Arthrex and new product launches with current customers, such as the new VITOSSTM Bioactive FOAM product line with Orthovita.

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

We manufacture two of the key resorbable components of the Angio-Seal device for St. Jude Medical, 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchors, under a supply contract that expires in December 2010. Sales to St. Jude Medical are highly dependent on ordering patterns of components used in the manufacturing of the Angio-Seal device by St. Jude Medical and can vary significantly from quarter to quarter. This variation in ordering patterns is evidenced by our component sales growth of 20% in the nine months ended March 31, 2009 over the comparable prior fiscal year nine month period, compared to St. Jude’s end-user sales growth rate of 2% during the same comparable nine month period. We expect sales of Angio-Seal components to increase in fiscal 2009 as compared to fiscal 2008 due to an anticipated increase in St. Jude end-user unit sales for the comparable period, as well as due to St. Jude Medical’s ordering patterns of Angio-Seal components.

Endovascular Sales

Over the last several years, we have devoted significant resources to developing and bringing proprietary endovascular products to market in the U.S. and Europe. These products are focused in the emerging market segments of thrombus (blood clot) management and chronic total occlusions (CTOs) (a complete vessel blockage occurring in both coronary and peripheral vessels) and are sold primarily to interventional cardiologists, but may also be used by interventional radiologists and vascular surgeons. Sales of endovascular products decreased to 6% of total net sales in the nine months ended March 31, 2009 from 12% in the comparable prior fiscal year nine month period, primarily due to the reduced transfer price to our partner Spectranetics, compared to the direct to market price reflected in the prior fiscal year figures, as our overall net unit sales to Spectranetics increased compared to our end-user unit sales for the same period of the prior fiscal year.

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

Manufacturing and Licensing Agreement - Under the terms of the Manufacturing and Licensing Agreement we will manufacture the ThromCat and Safe-Cross products for Spectranetics for an initial three-year period. After the three-year initial manufacturing period for the ThromCat and Safe-Cross products, the parties have the ability to negotiate an extension to the Manufacturing and Licensing Agreement; otherwise, the manufacturing will transfer to Spectranetics. The terms of this Agreement also provided that we would manufacture the QuickCat product for a minimum of six months, after which manufacturing may transition to Spectranetics. Spectranetics has extended the Company’s initial six month manufacturing period for the QuickCat product through September 30, 2009. All products are sold to Spectranetics under this agreement at pre-defined transfer prices and are classified as product sales in the period shipped. At such time as the manufacturing transfers to Spectranetics, we will begin to earn a royalty on end-user sales of every ThromCat and Safe-Cross unit sold by Spectranetics. Spectranetics will have no obligation to make royalty payments to us related to future end-user sales of the QuickCat product. Royalty percentages vary and are dependent on the cause of the transfer of manufacturing. Royalties received will be presented within the Royalty income line of our Condensed Consolidated Statements of Income in the period earned.

We will continue to recognize endovascular product sales revenue as we ship products to Spectranetics for the duration of the Manufacturing and Licensing Agreement. These sales will, however, be at a reduced transfer price compared with the direct to market price reflected in our historic sales figures.

Development and Regulatory Services Agreement - Under the Development and Regulatory Services Agreement, we will continue to perform defined development activities in pursuit of various approvals for next generation endovascular products. All costs related to these activities will be expensed as incurred within the Research and development expenses line of our Condensed Consolidated Statements of Income. The agreement also calls for the equal sharing of certain human clinical trial costs in pursuit of next generation or expanded indication for the ThromCat devices. Upon receipt of Food and Drug Administration (FDA) approval, European CE Mark approval or achievement of related goals for the new versions of the products, we will receive pre-defined milestone payments of up to an aggregate amount equal to $8.0 million, over an anticipated four-year period. These milestones will be recorded as revenue and recognized over the period of the agreement (including through the date of receipt of the latest expected regulatory approvals and/or completion of product development activities). The term of this agreement is anticipated to be approximately four years. In October 2008, we announced the accomplishment of the first milestone under this agreement, the development of the next generation Safe-Cross System, which resulted in a $1.0 million payment to us in October 2008. During the nine months ended March 31, 2009, we recognized $192,000 in revenue for this first milestone and expect to recognize an additional $58,000 in revenue during the remainder of fiscal 2009. We currently anticipate the achievement of one additional milestone in the fourth quarter of fiscal 2009.

Spectranetics is exclusively responsible for worldwide sales and marketing of the entire endovascular product line.

See “Item 1A. Risk Factors – Our strategic endovascular relationship could be negatively impacted by adverse results of the FDA and U.S. Immigration and Customs Enforcement (ICE) investigation of Spectranetics” contained in our annual report on Form 10-K for the fiscal year ended June 30, 2008 and in Part II Item 1A of this Form 10-Q.

Royalty Income

We also derive a significant portion of our revenue and profitability from royalty income from proprietary products that we have developed or co-developed.

Angio-SealTM Royalty Income. Our Company was the inventor and original developer of the Angio-Seal™, a vascular closure device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal device, pursuant to an agreement which provides us with an approximate 6% royalty on all end-user product sales. The Angio-Seal device is currently the leading product in sales volume in the vascular closure device market, generating over $360 million in revenue for St. Jude Medical during our fiscal 2008. We anticipate that sales of the Angio-Seal device by St. Jude Medical will continue a modest growth pattern, based on forecasted continued procedure growth, St. Jude Medical’s continued expansion in international markets and marketing new generations of the product, including most recently, the introduction of the EvolutionTM Device. Royalty income earned from St. Jude Medical was $15.9 million in the nine months ended March 31, 2009, compared to $15.7 million for the same period of fiscal 2008, a 1% increase. Royalty income earned from St. Jude Medical during the nine months ended March 31, 2009 was negatively impacted by approximately $300,000 due to foreign currency exchange as compared to foreign currency exchange of the comparable prior year period.

VITOSSTM FOAM, VITOSSTM, and VITOSSTM Bioactive FOAM Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded VITOSS FOAM, the first of which was launched in March 2004. We receive a fixed royalty on Orthovita’s end-user sales of VITOSS FOAM products, which are targeted for use in the orthopaedic market. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the VITOSS technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VITOSS technology up to a total royalty to be received of $4.0 million, with $1.4 million remaining to be received as of March 31, 2009. We believe the unique technology associated with the VITOSS FOAM products, the recent successful introduction of the new VITOSS Bioactive FOAM products, and the growing orthopaedic market will result in the Orthovita component of our Royalty income of our Condensed Consolidated Statements of Income becoming more significant over the remainder of the current fiscal year and beyond. Royalty income earned from Orthovita was $4.2 million in the nine months ended March 31, 2009, compared to $3.2 million for the same period of fiscal 2008, representing a 31% increase.

We have royalty generating relationships with other customers, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Stock-Based Compensation

The following table summarizes stock-based compensation expense under SFAS No. 123(R) Share-Based Payment (SFAS 123(R)) within each operating expense category of our Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Cost of products sold	$138,040	$56,739
Research and development	292,495	58,257
Selling, general and administrative	383,622	123,212

Total stock-based compensation expense	$814,157	$238,208

Stock-based compensation expense for the three months ended March 31, 2009 consists of (a) stock options granted to employees, non-employee members of our Board of Directors, executive officers and non-employee outside consultants, (b) nonvested stock awards (i.e., restricted stock) granted to non-employee members of our Board of Directors, an executive officer, a non-employee outside consultant, and (c) cash-settled stock appreciation rights (SARs) granted to executive officers and other non-executive eligible employees of our Company. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants. Our SARs have been, and will continue to be, remeasured at each reporting period until all awards are settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award.

Total stock-based compensation expense for the three months ended March 31, 2009 was impacted primarily by the amortized expense related to two years of equity grants, as well as, expense due to unfavorable adjustments in the fair value of our cash-settle SARs, which were remeasured based on, amongst other factors, our closing stock price on March 31, 2009. Equity compensation expense for the three months ended March 31, 2008 included amortized expense only for one year of equity grants, resulting from the fiscal 2008 acceleration of stock awards triggered by a “Change in Control,” as well as, favorable mark-to-market adjustments on our outstanding cash-settled SARs. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our stock-based compensation.

The following table summarizes our stock-based compensation expense by each fiscal year grant for the three and nine month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
SARs
Fiscal Year 2007 Grant	$77,717	$(124,668)	$(549,732)	$747,635

STOCK OPTIONS
Fiscal Year 2005 Grant	$—	$—	$—	$2,422
Fiscal Year 2006 Grant	—	—	—	103,835
Fiscal Year 2007 Grant	—	—	—	9,347
Fiscal Year 2008 Grant	243,129	279,311	608,992	491,096
Fiscal Year 2009 Grant	294,986	—	692,040	—

	$538,115	$279,311	$1,301,032	$606,700

NONVESTED STOCK AWARDS
Fiscal Year 2005 Grant	$—	$—	$—	$36,328
Fiscal Year 2006 Grant	—	—	—	160,873
Fiscal Year 2007 Grant	—	—	—	34,568
Fiscal Year 2008 Grant	105,339	83,565	272,597	111,415
Fiscal Year 2009 Grant	92,986	—	116,042	—

	$198,325	$83,565	$388,639	$343,184

Total Acceleration Charge of Stock-Based Awards (a)	$—	$—	$—	$2,974,033

Total Equity Comp Expense	$814,157	$238,208	$1,139,939	$4,671,552

(a)	See “Acceleration of Stock-Based Awards” below.

Acceleration of Stock-Based Awards

As we publicly announced on September 26, 2007, there was a “Change in Control” as defined in our Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan, as amended and then in effect (the Employee Plan). As a result, all outstanding unvested stock options, cash-settled stock appreciation rights (SARs) and nonvested stock held by executive officers, employees, directors and others under the Employee Plan automatically became vested (and, in the case of options and SARs, exercisable) in full. The accelerated vesting resulted in a non-cash charge of approximately $3.0 million primarily during the prior fiscal year quarter ended September 30, 2007. The acceleration removed all future equity compensation expense related to the then outstanding stock options and nonvested shares under the plan as of the date of acceleration. However, all remaining SARs, including the rights in which the vesting was accelerated, will continue to be marked to market on a quarterly basis, as required under generally accepted accounting principles in the U.S. (U.S. GAAP), and equity compensation expense will be incurred with respect to all new stock based awards granted after this event. See “Liquidity and Capital Resources- Stock Appreciation Rights (SARs) Buyback Program” below.

The charge represented a significant portion of our operating expenses in the nine months ended March 31, 2008 and, therefore, we have broken it out in the table below to show the amounts of the acceleration of stock-based compensation charges included within each operating expense category of our Condensed Consolidated Statements of Income for the nine months ended March 31, 2008.

The following table summarizes stock-based compensation expense under SFAS 123(R) in our Condensed Consolidated Financial Statements for the nine months ended March 31, 2009 and 2008:

	Total Stock-Based Compensation	Pre-acceleration Stock-Based Compensation	Acceleration of Stock Awards Charge	Total Stock-Based Compensation
	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Cost of products sold	$345,759	$294,670	$251,732	$546,402
Research and development	365,739	636,255	834,682	1,470,937
Selling, general and administrative	428,441	766,596	1,887,619	2,654,215

Total stock-based compensation expense	$1,139,939	$1,697,521	$2,974,033	$4,671,554

Discontinuance of Embolic Protection Platform

As announced on July 10, 2007, we made a strategic decision to cease all activities related to our embolic protection platform, including the PROGUARD clinical trial, product manufacturing, sales and marketing, and research and development activities. As a result of this action, we recorded certain charges in our fourth quarter of fiscal 2007 totaling approximately $4.7 million. All of the remaining charges, related to severance and clinical trial closeout costs, were recorded in our first quarter of fiscal 2008 and totaled approximately $324,000. All charges related to the discontinuance are presented within our results of operations in fiscal 2008 and fiscal 2007. We do not anticipate any further charges related to this decision.

The following table is presented to show the amounts of the discontinuance of embolic protection charges included within each category of our Condensed Consolidated Statements of Income for the nine months ended March 31, 2008:

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

Royalty Revenue. Royalty revenue is recognized as the related product is sold by our customers to end-users. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. See “Revenue Recognition” in Note 1 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our royalty revenue recognition.

Accounting for Stock-Based Compensation. We use various forms of equity-based compensation, including stock options, nonvested stock grants, and cash-settled SARs, as a major part of our compensation programs to retain and provide incentives to our management team members and other employees.

•

Fair values of option grants are estimated on the date of grant using the Black-Scholes option-pricing model that uses weighted average assumptions. Expected volatilities are based on the historical volatility of our Common Stock, as well as other factors. We use historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant.

•

Nonvested stock awards (i.e. restricted stock) granted to non-employee members of our Board of Directors and a non-employee consultant is accounted for using the fair value method under SFAS 123(R). Fair value for nonvested stock grants is based upon the closing price of our Common Stock on the date of the grant.

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

Valuation of Financial Instruments. Effective July 1, 2008, we adopted the provisions of SFAS 157 for financial assets and liabilities which provides guidance for using fair value to measure financial assets and liabilities by defining fair value as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. For further discussion regarding the fair value of financial assets and liabilities, see Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Income Taxes. In the course of estimating our estimated annual effective tax rate and recording our quarterly income tax provisions, we consider many factors, including our expected earnings, state income tax apportionment, estimated research and development tax credits, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates could have a significant impact on our effective tax rate.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2009 and 2008

Total Revenues. Total revenues of $20.6 million for the three months ended March 31, 2009 were consistent with total revenues of $20.6 million for the three months ended March 31, 2008.

Total Net Sales. Net sales of products decreased 2% to $13.9 million in the three months ended March 31, 2009, compared to net sales of $14.1 million in the three months ended March 31, 2008. We had a $392,000, or 3%, increase in our biomaterials sales, offset by a $611,000, or 39%, decrease in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $12.9 million in the three months ended March 31, 2009, a 3% increase compared to $12.6 million in the same period of the prior fiscal year. Biomaterials sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The biomaterials sales increase was primarily due to an increase in sales of Angio-Seal components to St. Jude Medical compared to the same period of the prior fiscal year. Sales to St. Jude Medical were $4.6 million in the quarter ended March 31, 2009 compared to $4.2 million in the same period of the prior fiscal year. The fluctuations in Angio-Seal component sales in any given period are not always indicative of the change in end-user sales of the Angio-Seal device by St. Jude Medical in the same period, due to variations in ordering patterns of the components used in the manufacturing of the Angio-Seal device by St. Jude, inventory stocking and supplements to St. Jude’s production, as well as the impact of foreign currency exchange on end-user sales.

Orthopaedic product sales were $7.7 million for each of the three months ended March 31, 2009 and 2008. The orthopaedic product sales remained consistent as a result of an increase in sports medicine product sales, offset by a decrease in spine product sales. Sports medicine product sales increased $457,000, or 11%, to $4.6 million in the three months ended March 31, 2009, from $4.1 million in the same period of the prior fiscal year, primarily due to stronger sales of existing products. Sales of spine products of $3.0 million in the three months ended March 31, 2009 decreased by $263,000, or 8%, from $3.3 million in the same period of the prior fiscal year primarily due to weaker sales of our bone void filler products.

Endovascular Sales. Endovascular sales were $947,000 in the three months ended March 31, 2009, a 39% decrease compared to sales of $1.6 million in the same period of the prior fiscal year. Endovascular sales include revenue recognized from products shipped, as well as revenue generated from product development programs with Spectranetics. The three months ended March 31, 2009 represented the third full quarter of endovascular product sales to Spectranetics following our completion of the sale of our Endovascular business in May 2008. These sales are at a reduced transfer price compared to the direct to market price reflected in our historical sales figures. The decrease in endovascular sales in the three months ended March 31, 2009 over the comparable period of the prior fiscal year is a direct result of this reduced transfer price, as overall net unit sales to Spectranetics increased compared to the same period of the prior fiscal year end-user unit sales. In addition, in October 2008, we announced the accomplishment of the first milestone under this agreement, the development of the next generation Safe-Cross System, which resulted in a $1.0 million payment received by us in October 2008, of which, we have recognized $58,000 in revenue in the three months ended March 31, 2009.

Royalty Income. Royalty income increased 4% to $6.7 million in the three months ended March 31, 2009 from $6.5 million in the three months ended March 31, 2008.

Royalty income from St. Jude Medical’s Angio-Seal net end-user sales in the quarter ended March 31, 2009 of $5.3 million was consistent with $5.3 million of royalty income in the same period of the prior fiscal year. Royalties for the three months ended March 31, 2009 were adversely impacted by current quarter foreign currency exchange by approximately $300,000, compared to foreign currency exchange of the comparable period of the prior fiscal year. Despite the negative impact of foreign currency exchange, end-user sales of the Angio-Seal device in the quarter ended March 31, 2009 only decreased 1% over the same period of the prior fiscal year.

Royalty income from Orthovita’s VITOSS, VITOSS FOAM and VITOSS Bioactive FOAM products net end-user sales increased 27% to $1.4 million in the quarter ended March 31, 2009 from $1.1 million in the same period of the prior fiscal year. End-user sales of our co-developed VITOSS FOAM and VITOSS Bioactive FOAM products increased 47% in the quarter ended March 31, 2009 compared to the same period of the prior fiscal year. The recent successful introduction of the new VITOSS Bioactive FOAM products, as well as the continued sales of existing VITOSS FOAM products by Orthovita in the end-user marketplace, contributed to the increase in royalty income.

Cost of Products Sold.

	Three Months Ended 3/31/09	Three Months Ended 3/31/08	% Change Prior Period to Current Period
Cost of products sold	$6,201,156	$6,292,810	(1)%
Gross Margin on Net Sales	55%	55%

Cost of products sold was $6.2 million in the three months ended March 31, 2009, a $92,000, or 1%, decrease from $6.3 million in the three months ended March 31, 2008. Gross margin on net sales was 55% for each of the three months ended March 31, 2009 and 2008. The decrease in cost of products sold in the three months ended March 31, 2009 compared to the same period of the prior fiscal year was primarily related to the $218,000 decrease in net sales.

In the three months ended March 31, 2009, we experienced improvement in the costs of manufacturing our biomaterials products, related primarily to increased volume of biomaterials products compared to prior periods, but these improvements were offset in part by continued lower margins on sales of our endovascular products due to our reduced pricing structure with Spectranetics (see “Our Endovascular Relationship with Spectranetics” above). We will continue to seek process improvements and process automation in both biomaterials and endovascular platforms to achieve further improvement of the overall gross margin on net sales.

Research and Development Expense.

	Three Months Ended 3/31/09	Three Months Ended 3/31/08	% Change Prior Period to Current Period
Research & Development	$4,627,657	$3,969,586	17%

Research and development expense was $4.6 million in the three months ended March 31, 2009, a $658,000, or 17%, increase from $4.0 million in the three months ended March 31, 2008. The increase in research and development expense for the three months ended March 31, 2009 over the same period of the prior fiscal year was due to (i) a $374,000 increase in personnel costs, such as salaries, as well as, equity compensation expense from unfavorable mark-to-market adjustments on our cash-settled SARs over the comparable prior period, and (ii) a $281,000 increase in our biomaterials research and development expense, primarily due to design and development expenses related to the increased concentration in our articular cartilage regeneration matrix and extracellular matrices (ECM) projects.

During the three months ended March 31, 2009, we furthered our cartilage preclinical studies for a U.S. clinical trial and, in February 2009, filed an IDE submission for a Cartilage U.S. clinical trial.

Although we believe research and development expense in fiscal 2009 in total will increase over research and development expense in fiscal 2008, as we have increased our focus on research and development activities surrounding our biomaterials development efforts, primarily related to our cartilage repair and ECM programs, as well as other development projects utilizing our proprietary biomaterials technologies, we believe research and development expenditures in the fourth quarter of fiscal 2009 will be less than our expenditures incurred in the three months ended March 31, 2009. Our endovascular product research and development expenses are also expected to stay substantially consistent in fiscal 2009 compared to fiscal 2008 due to our continued development of new generations of both the ThromCat and Safe-Cross devices per our Development and Regulatory Services Agreement with Spectranetics.

Selling, General and Administrative Expense.

	Three Months Ended 3/31/09	Three Months Ended 3/31/08	% Change Prior Period to Current Period
Selling, General and Administrative	$2,223,979	$4,984,667	(55)%

Selling, general and administrative expense was $2.2 million in the three months ended March 31, 2009, a decrease of $2.8 million, or 55%, from $5.0 million in the three months ended March 31, 2008. The decrease in selling, general and administrative expense was primarily due to the elimination of our direct sales and marketing efforts for our endovascular products after the sale of these product lines to Spectranetics in May 2008. During the three months ended March 31, 2008, approximately $3.0 million was spent on sales and marketing efforts, which were not incurred in the three months ended March 31, 2009. General and administrative expense of $2.2 million for the three months ended March 31, 2009 remained fairly consistent, increasing $194,000, or 10%, compared to $2.0 million for the same period of the prior fiscal year. This was primarily a result of an increase of $164,000 in professional fees, including legal, audit and tax fees and Board of Director fees, as well as a $34,000 increase in personnel costs related to an unfavorable mark-to-market adjustment on our cash-settled SARs over the comparable prior year period.

Interest Income & Interest Expense. Interest income decreased by 70% to $164,000 in the three months ended March 31, 2009 from $543,000 in the three months ended March 31, 2008. This decrease was due to lower interest rates, partially offset by an increase of 26% in our average cash and investment balances over the same period of the prior fiscal year.

Interest expense in the three months ended March 31, 2009 was $500,000, a decrease of 13% from $574,000 in the same period of the prior fiscal year. In November 2007, we borrowed the remaining $27.0 million available under the Mortgage with Citibank, F.S.B., increasing our outstanding balance to $35.0 million. The Mortgage is hedged by a fixed interest rate Swap bearing interest of 6.44%. We expect our interest expense will continue to decrease as we continue to pay down the Mortgage principal The Mortgage balance was $33.1 million as of March 31, 2009. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our Mortgage and Swap.

Other Income/Loss. Other non-operating income was $22,000 in the three months ended March 31, 2009, an increase of $134,000, from a non-operating loss of $112,000 in the three months ended March 31, 2008. Other non-operating income/loss for any period primarily represents non-operating items, including gain/loss on foreign currency exchange and gain/loss on sales of assets.

Income Tax Expense. Our tax expense for the three months ended March 31, 2009 was approximately $2.4 million, resulting in an effective tax rate of approximately 33%. We currently estimate that our annual effective tax rate for fiscal 2009 will be in a range of approximately 32% to 33%. See Note 16 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

Comparison of Nine Months Ended March 31, 2009 and 2008

Total Revenues. Total revenues increased 6% to $61.6 million in the nine months ended March 31, 2009 from $57.8 million in the nine months ended March 31, 2008.

Total Net Sales. Net sales of products increased 7% to $41.3 million in the nine months ended March 31, 2009, compared to net sales of $38.8 million in the nine months ended March 31, 2008. We had a $4.5 million, or 13%, increase in our biomaterials sales, offset by a $2.0 million, or 43%, decrease in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $38.7 million in the nine months ended March 31, 2009, a 13% increase compared to $34.2 million in the same period of the prior fiscal year. Biomaterials sales include revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. Sales of Angio-Seal components to St. Jude Medical increased 20% to $13.8 million in the nine months ended March 31, 2009, compared to $11.5 million in the same period of the prior fiscal year. The fluctuations in Angio-Seal component sales in any given period are not always indicative of the change in end-user sales of the Angio-Seal device by St. Jude Medical for the same period due to variations in ordering patterns of the components used in the manufacturing of the Angio-Seal device by St. Jude, inventory stocking and supplements to St. Jude production, as well as the impact of foreign currency exchange on end-user sales.

Orthopaedic sales were $22.8 million in the nine months ended March 31, 2009, a $1.7 million increase compared to $21.1 million in the same period of the prior fiscal year. The orthopaedic product sales increase was primarily the result of sports medicine products, which increased 15% to $12.2 million in the nine months ended March 31, 2009, from $10.6 million in the same period of the prior fiscal year. The increase in sales of sports medicine products was primarily attributable to new product launches and stronger sales of existing products. In addition, spine product sales increased 2% to $10.0 million in the nine months ended March 31, 2009, from $9.8 million in the same period of the prior fiscal year. The increase in sales of spine products was primarily attributable to strong sales of current and new product lines to Orthovita, and cancellation fees charged to a customer for research and development work performed, offset, in part, by weaker sales of our bone void filler products.

Endovascular Sales. Endovascular sales were $2.6 million in the nine months ended March 31, 2009, a 43% decrease compared to endovascular sales of $4.6 million in the same period of the prior fiscal year. Endovascular sales include revenue recognized from products shipped, as well as revenue generated from product development programs with Spectranetics. During the nine months ended March 31, 2009, endovascular product sales to Spectranetics were at a reduced transfer price compared to the direct to market price reflected in our historical sales figures. The decrease in endovascular sales in the nine months ended March 31, 2009 over the comparable period of the prior fiscal year is a direct result of this reduced transfer price, as overall net unit sales to Spectranetics increased as compared to end-user unit sales in the comparable period of the prior fiscal year. In addition, in October 2008, we announced the accomplishment of the first milestone under this agreement, the development of the next generation Safe-Cross System, which resulted in a $1.0 million payment received by us in October 2008 and our recognition of $192,000 in revenue in the nine months ended March 31, 2009.

Royalty Income. Royalty income increased 6% to $20.2 million in the nine months ended March 31, 2009 from $19.0 million in the nine months ended March 31, 2008.

St. Jude Medical Angio-Seal royalty income increased 1% to $15.9 million in the nine months ended March 31, 2009 compared to $15.7 million in the same period of the prior fiscal year. Royalties for the nine months ended March 31, 2009 were adversely impacted by current quarter foreign currency exchange by approximately $300,000 compared to foreign currency exchange of the comparable period of the prior fiscal year. End-user sales of the Angio-Seal device increased 2% in the nine months ended March 31, 2009 over the same period of the prior fiscal year, despite the negative impact of foreign currency exchange.

Royalty from Orthovita’s VITOSS, VITOSS FOAM and VITOSS Bioactive FOAM products net end-user sales income increased 31% to $4.2 million during in the nine months ended March 31, 2009 compared to $3.2 million in the same period of the prior fiscal year. End-user sales of our co-developed VITOSS FOAM and VITOSS Bioactive FOAM products increased 47% in the nine months ended March 31, 2009 compared to the same period of the prior fiscal. The recent successful introduction of the new VITOSS Bioactive FOAM products, as well as the continued strong sales of existing VITOSS FOAM products by Orthovita in the end-user marketplace, contributed to the increase in royalty income.

Cost of Products Sold.

	Nine Months Ended 3/31/2009	Nine Months Ended 3/31/2008	% Change Prior Period to Current Period
Cost of products sold	$18,407,637	$18,114,483	2%
Gross Margin on Net Sales	55%	53%

Cost of products sold was $18.4 million in the nine months ended March 31, 2009, a $293,000, or 2%, increase from $18.1 million in the nine months ended March 31, 2008. The increase in cost of products sold for the period was primarily related to the $2.5 million increase in net sales, offset by the prior year charges of $252,000 for the acceleration of stock-based awards and of $155,000 for the discontinuance of the embolic protection platform which were included within cost of products sold in the same period of the prior fiscal year and not applicable to fiscal 2009.

Gross margin on net sales in the nine months ended March 31, 2009 was 55% compared to gross margin on net sales of 53% in the nine months ended March 31, 2008. The increase in gross margin in the nine months ended March 31, 2009 compared to the same period of the prior fiscal year was due in part to product mix, as well as, higher volumes, process improvements, and revenue generated from product development programs with biomaterials customers. The gross margin in the same period of the prior fiscal year was affected by start-up costs associated with the Safe-Cross product line as we initiated and continued to refine the manufacturing process on this new product line. Also negatively impacting the margin in the nine months ended March 31, 2008, by approximately 1%, was the acceleration of stock-based awards and the discontinuance of the embolic protection platform.

We believe that our overall gross margin on net sales for fiscal 2009 will be substantially consistent with the gross margins experienced in the nine months ended March 31, 2009. We expect continued improvement of our gross margin on net sales from continuing higher volumes in both biomaterials and endovascular platforms as well as process improvements and process automation, but that these improvements will be offset, in part, by continued lower margins on our endovascular products due to our reduced pricing structure with Spectranetics (see “Our Endovascular Relationship with Spectranetics” above).

Research and Development Expense.

	Nine Months Ended 3/31/2009	Nine Months Ended 3/31/2008	% Change Prior Period to Current Period
Research & Development	$13,590,580	$12,861,180	6%

Research and development expense was $13.6 million in the nine months ended March 31, 2009, a $729,000, or 6%, increase from $12.9 million in the nine months ended March 31, 2008. This fluctuation in research and development expense for the nine months ended March 31, 2009 over the same period of the prior fiscal year was due to (i) a $997,000 increase in our biomaterials research and development expenses primarily due to design and development expenses related to the commencement of, and increased concentration in, our articular cartilage regeneration matrix and ECM projects and expenses incurred in connection with a customer cancellation of research and development projects, (ii) a $223,000 increase in our endovascular research and development expenses as a result of $316,000 in outside services and design and development expenses related to our research and development projects for Spectranetics under the Development and Regulatory Services Agreement, offset by the $93,000 charge incurred in the prior nine month period ended March 31, 2008, which was not applicable to fiscal 2009, for the discontinuance of the embolic protection platform, and (iii) a $343,000 increase in our personnel costs, primarily related to an increase in stock-based equity compensation costs. All of these increases are offset by an $835,000 charge incurred for the acceleration of stock-based awards in the prior nine month period ended March 31, 2008, which was not applicable to fiscal 2009. During the nine months ended March 31, 2009, we furthered our cartilage preclinical studies for a U.S. clinical trial and, in February 2009, filed an IDE submission for a cartilage U.S. clinical trial.

We believe research and development expenditures in total will increase in fiscal 2009 over fiscal 2008, when excluding the acceleration of stock-based awards and discontinuance of the embolic protection platform charges incurred in fiscal 2008, because we have increased our focus on research and development activities surrounding our biomaterials development efforts, primarily related to our cartilage repair program and ECM project, as well as other development projects utilizing our proprietary biomaterials technologies. Our endovascular product research and development expenses are expected to stay substantially consistent in fiscal 2009 compared to fiscal 2008 due to our continued development of new generations of both the ThromCat and Safe-Cross devices per our Development and Regulatory Services Agreement with Spectranetics.

Selling, General and Administrative Expense.

As Reported	Nine Months Ended 3/31/2009	Nine Months Ended 3/31/2008	% Change Prior Period to Current Period
Selling, General and Administrative	$6,629,205	$18,490,631	(64)%

Selling, general and administrative expense was $6.6 million in the nine months ended March 31, 2009, an $11.9 million, or 64% decrease from $18.5 million in the nine months ended March 31, 2008. The decrease in selling, general and administrative expense for the nine months ended March 31, 2009 over the same period of the prior fiscal year was due to (i) a $10.0 million decrease in our sales and marketing efforts primarily due to the elimination of our direct sales and marketing for our endovascular products after the sale of these product lines to Spectranetics in May 2008, (ii) a $2.2 million decrease in our stock-based equity compensation costs, primarily due to a charge of $1.9 million incurred for the acceleration of stock-based awards in the prior nine month period ended March 31, 2008, which was not applicable to fiscal 2009, and (iii) an approximate $76,000 decrease due to the charge incurred in the prior nine month period ended March 31, 2008 related to the discontinuance of the embolic protection platform, which was not applicable to fiscal 2009. All of these decreases were partially offset by (iv) a $301,000 increase in general and administrative professional fees, including legal, audit and tax fees, and Board of Director fees.

Interest Income & Interest Expense. Interest income decreased by 27% to $982,000 in the nine months ended March 31, 2009 from $1.4 million in the nine months ended March 31, 2008. This decrease was due in part to lower interest rates, partially offset by the increase of 54% in our average cash and investment balances over the same period of the prior fiscal year.

Interest expense during the nine months ended March 31, 2009 was $1.5 million compared to $978,000 during the same period of the prior fiscal year. In November 2007, we borrowed the remaining $27.0 million available under the Mortgage with Citibank, F.S.B., increasing our outstanding balance to $35.0 million. The Mortgage is hedged by a fixed interest rate Swap bearing interest of 6.44%. We expect our interest expense to continue to decrease as we continue to pay down the Mortgage principal. The Mortgage balance was $33.1 million as of March 31, 2009. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our Mortgage and Swap.

Other Income. Other non-operating income was $205,000 in the nine months ended March 31, 2009, an increase of $299,000 from a non-operating loss of $94,000 for the nine months ended March 31, 2008. This non-operating income for the nine months ended March 31, 2009 was due to the final settlement of outstanding items related to our Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania Governor’s Action Team. See Note 15 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Opportunity Grant. The non-operating loss for the nine months ended March 31, 2008 represented non-operating items, including gain/loss on foreign currency exchange and gain/loss on sales of assets.

Income Tax Expense. Our tax expense for the nine months ended March 31, 2009 was approximately $7.2 million, resulting in an effective tax rate of approximately 32%. As a result of the October 2008 Congressional approval of an extension of the Research & Experimentation (R&E) Tax Credit, we recorded retroactive adjustments to our tax provision during our second fiscal quarter ended December 31, 2008. We currently estimate that our annual effective tax rate for fiscal 2009 will be in a range of approximately 32% to 33%. See Note 16 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $75.5 million as of March 31, 2009, an increase of $12.0 million from our balance of $63.5 million at June 30, 2008, the end of our prior fiscal year. Our working capital was $93.8 million as of March 31, 2009, an increase of $10.9 million from our working capital of $82.9 million at June 30, 2008.

Operating Activities

Net cash provided by our operating activities was $22.0 million in the nine months ended March 31, 2009. For the nine months ended March 31, 2009, we had net income of $15.4 million, non-cash depreciation and amortization of $5.0 million, a change in deferred income taxes of $2.6 million, which was primary the result of the change in our non-current deferred tax assets related to the decrease in the fair value of our Swap, and a net effect of non-cash employee stock-based compensation and related tax events of $1.5 million.

Cash used in operations as a result of changes in asset and liability balances was $2.6 million. This decrease in cash was primarily a result of a decrease in accounts payable and accrued expenses of $2.6 million, primarily due to a decrease in accrued payroll and related compensation costs, a decrease in endovascular transaction closing costs, an increase in inventory of $1.1 million and an increase in prepaid expenses of $840,000, primarily due to our payments of current federal tax estimates. These decreases in cash were offset, in part, by a decrease in our receivable balances, which provided cash of $1.6 million, as well as by an increase in deferred revenue of approximately $515,000, related to the receipt of the first milestone payment in October 2008 pursuant to our Development and Regulatory Agreement with Spectranetics.

Investing Activities

Cash used in investing activities was $10.3 million for the nine months ended March 31, 2009. This amount was the result of $14.2 million of bond purchases offset by $7.1 million of bond maturities within our investment portfolio. In addition, we had $3.2 million in capital expenditures to continue to expand our research and development and manufacturing capabilities and improve our information technology systems.

Financing Activities

Cash used in financing activities was $6.8 million for the nine months ended March 31, 2009. This amount was primarily the result of $12.9 million in Common Stock repurchases and $1.0 million in repayments of long-term debt, offset by $7.1 million in cash proceeds from the net effect of the exercise of stock-based awards.

Debt

We have a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. which provided us with the ability to take aggregate advances up to $35.0 million through the Draw Period, all of which had been taken prior to March 31, 2009. The Mortgage contains various conditions to borrowing, including affirmative, restrictive and financial maintenance covenants with which we are in compliance as of March 31, 2009. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning these covenants.

Stock Repurchase Program

On March 18, 2009, we announced that our Board of Directors approved a new stock repurchase program which allows us to repurchase up to a total of 600,000 of our issued and outstanding shares of Common Stock. During the three months ended March 31, 2009, we repurchased and retired 123,622 shares of Common Stock at a total cost of $2.3 million, or an average market price of $18.80 per share, under this new program using available cash.

During the nine months ended March 31, 2009, we repurchased and retired 524,993 shares of Common Stock at a total cost of $12.8 million, or an average market price of $24.30 per share, using available cash. The stock repurchases were executed under the remainder of the previously announced September 25, 2007 stock repurchase program of $25 million and June 23, 2008 stock repurchase program of $10 million, as well as the current March 18, 2009 stock repurchase program. We financed repurchases using available cash, liquid investments and cash from operations. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our stock repurchase programs. See Part II. Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) in this Form 10-Q.

Stock Appreciation Rights (SARs) Buyback Program

We granted cash-settled SAR awards to eligible employees during the quarter ended September 30, 2006. Each award, when granted, provided the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of our Common Stock over the award’s exercise price. The exercise price of a SAR is equal to the closing market price of our Common Stock on the date of grant. The SARs were exercisable over a maximum term of five years from the date of grant and vested over a period of three years from the grant date. The first one-third of these grants was scheduled to vest during our quarter ended September 30, 2007. During the quarter ended September 30, 2007, the vesting of all stock-based awards was accelerated due to the “Change in Control” as defined under the Employee Plan. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the accelerated vesting of all outstanding equity awards. Therefore, all outstanding cash-settled SARs are available for exercise and are subject to quarterly mark-to-market adjustments.

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

General

We plan to continue to increase our research and development activities for our biomaterials products and continue our research and development activities for our endovascular products based on our development contract with Spectranetics. Because we sold our endovascular product lines to Spectranetics, the portion of our operating expense specifically related to endovascular sales and marketing efforts has been eliminated in fiscal 2009.

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

Presented below is a summary of our contractual obligations as of March 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($35 million)	$58,849,595	$3,521,974	$6,780,021	$6,398,741	$42,148,859
Purchase Obligations:
Contractual Commitments for Capital
Expenditures (2)(3)	278,220	278,220	—	—	—
FIN 48 Tax Obligations (4)	5,267	5,267	—	—	—

Total Contractual Obligations	$59,133,082	$3,805,461	$6,780,021	$6,398,741	$42,148,859

These obligations are related to the Mortgage and agreements to purchase goods or services that are enforceable and legally binding.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage outstanding principal balance of $33.1 million as of March 31, 2009. In accordance with U.S. GAAP, the interest obligations are not recorded on our Condensed Consolidated Balance Sheet. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

(2)	These obligations consist of open purchase orders for capital items primarily for the continued expansion of our research and development and manufacturing capabilities.

(3)	In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets.

(4)	Liabilities for uncertain tax positions in the aggregate amount of $140,130 have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of these liabilities.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and in Part II Item 1A. “Risk Factors” of this Form 10-Q include but are not limited to the following:

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	our reliance on four customers (St. Jude Medical, Arthrex, Inc., Orthovita, Inc. and The Spectranetics Corporation) for a majority of our revenues;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	the performance of The Spectranetics Corporation as the marketer and distributor of the endovascular products;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•	future market acceptance of our biomaterials and endovascular partners’ products;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community or new technology introduced replacing our products;

•	our strategic endovascular relationship could be negatively impacted by adverse results of the FDA and U.S. Immigration and Customs Enforcement (ICE) investigation of The Spectranetics Corporation;

•	the loss of, or interruption of supply from, key vendors;

•	the completion of additional clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our products;

•	our ability to scale up the manufacturing of our products to accommodate the respective sales volume;

•	our dependence on our customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	our dependence on key vendors and personnel;

•	our use of hazardous materials, which could expose us to future environmental liabilities;

•	international market risks that could harm future international sales of our products;

•	our ability to expand our management systems and controls to support anticipated growth;

•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	risks related to future market acceptance of our biomaterials or endovascular partners’ products;

•	risks related to product recalls of and other manufacturing issues relating to our partners’ biomaterials or endovascular products;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

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

Investment Portfolio

Our investment portfolio consists primarily of high quality municipal securities all of which have maturities ranging from less than one year to approximately four years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit-committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale marketable securities are subject to interest rate risk and decreases in market value. As of March 31, 2009, our total investment portfolio consisted of approximately $21.9 million of investments. While our investments may be sold at any time, because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. Additional information regarding our investments is located in Note 2 to the Condensed Consolidated Financial Statements included in this 10-Q.

Debt

On May 25, 2006, we entered into a $35.0 million aggregate ten-year fixed interest rate swap agreement (the Swap), with Citibank, N.A., to manage the market risk from changes in interest rates under the Mortgage. As of March 31, 2009 we had taken the full $35.0 million advance under the Mortgage (See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q). Our objective and strategy for undertaking the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. We currently utilize the Hypothetical Derivative Method in determining the hedge effectiveness of the hedged item each period. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. If the conditions underlying the Swap or the hedge item change, there is a risk that our hedged item would be deemed an ineffective hedge, and therefore, we would record changes in the fair value of the Swap within our Condensed Consolidated Statements of Income, as well as our Consolidated Statements of Cash Flows. Additional information regarding the Swap is located in Note 9 – under the heading “Interest Rate Swap Agreement” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

The Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 includes a detailed discussion of our risk factors. There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 except the following risk factors are hereby added:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of our equity securities during January, February and March 2009:

Period	Total number of shares purchased *	Average price paid per share	Amount remaining for future repurchase (1) (a)
January 1-31, 2009	—	$—	—
February 1-28, 2009	—	—	—
March 1-31, 2009	172,932	19.03	427,068

Total	172,932	$19.03	427,068

*	All shares purchased under a publicly announced plan on the purchase date (i.e., trade date).

(1)	Represents the remaining number of shares of Common Stock that may be purchased under the current program.

(a)	The March 18, 2009 stock repurchase program allows the Company to repurchase up to 600,000 shares of its issued and outstanding Common Stock and has no scheduled expiration date.

Item 6. Exhibits.

10.1	Employment Agreement, effective as of March 10, 2009, between the Company and Michael Celano, Chief Financial Officer. (1)

10.2	Letter Agreement between Ceasar N. Anquillare and Kensey Nash Corporation dated March 12, 2009. (2)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)    This exhibit is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2009.

(2)    This exhibit is incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: May 11, 2009	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer
(Principal Financial and Accounting Officer)