Form 10-K
period 2009-06-30
KENSEY NASH CORP
filed 2009-09-14
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-34388

KENSEY NASH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3316412
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

735 Pennsylvania Drive, Exton, Pennsylvania 19341

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (484) 713-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.001 per share	NASDAQ Global Select Market
Series A Junior Participating Preferred Stock Purchase Right	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of December 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $183,891,815, based on the closing price per share of Common Stock of $19.41 as of such date reported by the NASDAQ Global Select Market. Shares of the registrant’s Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of August 31, 2009 was 11,119,469.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, in connection with the registrant’s 2009 Annual Meeting of Stockholders scheduled to be held on December 9, 2009, are incorporated by reference into Part III of this report.

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

OVERVIEW

Kensey Nash Corporation is a leader in developing, manufacturing and processing resorbable biomaterials products, incorporating its proprietary collagen and synthetic polymer technology. We use our expertise to develop and commercialize an extensive range of resorbable products, sold in multiple large medical markets, including the cardiology, orthopaedic, sports medicine, spine, endovascular and general surgery markets. We sell all of our products through strategic partners.

We are known as a pioneer in the field of arterial puncture closure, as the inventor and developer of the Angio-Seal™ Vascular Closure Device (Angio-Seal), which is exclusively licensed to St. Jude Medical, Inc. (St. Jude Medical). Today, the Angio-Seal device (which is manufactured, marketed and sold by St. Jude Medical) is the leading arterial puncture closure product in the world with over 13 million Angio-Seal units having been sold since its market introduction approximately 13 years ago. We manufacture key resorbable components for the Angio-Seal device and receive an approximate 6% royalty on Angio-Seal end-user sales. In our fiscal year ended June 30, 2009 (fiscal 2009), the Angio-Seal device generated approximately $350 million in revenue for St. Jude Medical, which resulted in $18.3 million of resorbable biomaterial component sales and $21.2 million of royalty income for us.

Over the past 20 years, we have established ourselves as a leader in designing, developing, manufacturing and processing proprietary resorbable biomaterials products, originally various aspects of this technology were used for the Angio-Seal product line. Our efforts have resulted in an expanded base of technology that has enabled us to develop additional resorbable products, which are used in a wide variety of applications. We have developed extensive expertise in tissue regeneration and tissue repair, and the ability to commercialize and mass-produce these sophisticated constructs. In fiscal 2009, we manufactured and sold over four million resorbable product units representing approximately 220 commercialized products to strategic partners and customers, many of which are leaders in their market segments. We continue to expand our business by broadening our proprietary biomaterials technologies, and our development and manufacturing capabilities.

We are building on our pipeline of new products, including our extracellular matrix (ECM) program. In August 2009, we signed a strategic distribution agreement with Synthes, Inc. (Synthes), which represents an important milestone in our plans to build upon our leadership position as a developer of innovative regenerative medicine products. Under the terms of the agreement with Synthes, we will develop and manufacture porcine dermis-based products, which Synthes will market and distribute for abdominal wall reconstruction, chest reconstruction, and for several applications in head and neck surgery. These products are expected to receive 510(k) clearance from the U.S. Food and Drug Administration (FDA) by the end of calendar year 2009, and European CE Mark Approval in calendar year 2010, allowing Synthes to sell the initial products throughout the United States and Europe.

These products are the first products from our new ECM biologic surgical mesh platform that are expected to be commercially released. We expect these efforts to yield new collaborative partners and products in the rapidly growing biosurgery market that will provide significant diversification and expansion of our product portfolio. We are also evaluating applications of ECM technology in urogynecology, plastic surgery, wound care, orthopaedics and other markets.

Another key product in our development pipeline is the cartilage repair device, which consists of a proprietary bi-phasic, resorbable biomaterials implant designed to repair focal defects of articular cartilage in joints. The design has a collagen-based cartilage region and a ceramic/polymer subchondral bone region, which is based on our Porous Tissue Matrix™ (PTM) technology. These compartmentalized architectures are designed to allow for the regeneration of both cartilage and bone elements while maintaining their natural interface. We submitted an Investigational Device Exemption (IDE) application to the FDA to study the use of our cartilage repair device for treating articular cartilage defects of the knee. The clinical trial, is expected to start later in calendar year 2009 or early calendar year 2010. We also recently submitted a design dossier for European CE Mark approval for the cartilage repair device; approval is expected at the end of calendar year 2009. Commercialization of our cartilage repair device in the U.S. is at least several years away. European commercialization could begin sometime in calendar year 2010.

In May 2008, we completed the sale of our Endovascular business to The Spectranetics Corporation (Spectranetics), whereupon Spectranetics immediately became responsible for the sales and marketing of these products. In fiscal 2009, our net sales to Spectranetics were only $3.9 million, or 7% of our total net sales and 4.8% of our total revenues. We are in the process of transitioning the manufacturing responsibility for these products to Spectranetics. Following the second quarter of fiscal 2010, we expect that our manufacturing of these endovascular products will be limited to the ThromCat product, which will be influenced by the sales efforts of Spectranetics. We expect that our manufacturing of these endovascular products will decline over the next two years, with manufacturing possibly being eliminated by the end of fiscal 2011, if not sooner. We continue to work with Spectranetics under a research and development agreement pursuant to which we receive payments upon achievement of certain milestones, and may earn additional milestones payments and royalties based on future Spectranetics’ product sales.

We incorporated in Delaware in 1984.

OUR BIOMATERIALS BUSINESS

Overview

We have developed significant proprietary technology and unique expertise in the field of resorbable biomaterials, a segment that has garnered increasing interest in recent years for a wide variety of medical applications. Our products and technologies are commercialized in the end-user market place through licensing, supply, and distribution agreements.

Our technology platforms have application in devices used in areas such as:

•

Soft tissue and bone fixation. Fixation devices such as anchors, screws, pins and plates are often required in sports medicine procedures, such as, anterior cruciate ligament repairs and tendon repairs, and in trauma procedures for stabilization of broken bone fragments.

•	Repair and regeneration of hard tissues. Bone grafting is required in a large number of procedures ranging from spinal fusion, to long bone trauma, to dental reconstructive procedures.

•

Cartilage regeneration. The aging population and concomitant high physical activity level throughout the population has led to a high incidence of erosive and traumatic cartilage injuries. Cartilage regeneration, if successful, could lead to deferment of major joint replacement surgeries.

•

Repair and regeneration of a wide variety of soft tissues. Soft tissue is found throughout the body in the form of tendons, ligaments and body wall tissues. Many surgical procedures, such as hernia repair and pelvic floor reconstructions involve the use of devices designed to repair or reinforce soft tissue.

•	Delivery of cells, drugs and growth factors. Local delivery of therapeutic agents at the site of treatment is possible from many types of biomaterial scaffolds.

•

Vascular closure devices. There are more than 6 million endovascular procedures performed annually which require percutaneous access, primarily through a puncture in the femoral artery. Biomaterials, such as collagen, are utilized in vascular closure devices to effectively treat these access punctures.

Much of our resorbable biomaterials technology revolves around customized porous scaffolds that are well suited for these tissue regeneration applications, as well as the controlled release of biologically active agents, including drugs, cells and growth factors. We have extensive experience with scale-up and large-scale production of these resorbable biomaterial products, and have built a facility and infrastructure that have been customized to meet the unique requirements of this business.

We manufacture a large number and wide varieties of fixation devices used in sports medicine and orthopaedic trauma procedures and have collaborated with many leading orthopaedic companies to co-develop a number of synthetic bone grafting materials. One such partnership has been with Orthovita, Inc. (Orthovita), a publicly traded biomaterials company that has a platform technology for regenerating bone. Our two companies have collaborated to create a series of new products, branded Vitoss™ Foam, and Vitoss™ Bioactive Foam, which together make up the leading product line in the synthetic bone graft market. A large part of our biomaterials business is supplying components to St. Jude Medical for use in the Angio-Seal device. Other major customers and partners include Arthrex, Inc. (Arthrex), Medtronic, Inc., Zimmer, Inc. and Johnson & Johnson, Inc. and its subsidiaries. We offer a complete range of capabilities, including design, development, regulatory consulting and full-scale manufacturing of finished medical devices, to our customers and partners.

Biomaterials—Market Overview

Biomaterials can be generally defined as materials that treat, augment, or replace tissue, organs or body functions. We have specialized in resorbable biomaterials, meaning materials that meet this definition, and that also absorb over time and allow the body’s natural tissue to take their place. In the late 1980s and early 1990s, we became an innovator in expanding the use of biomaterials to other types of medical applications with our development of the Angio-Seal device, a vascular closure system that incorporates resorbable materials as the primary basis for the product. Our experiences in developing the necessary materials for the biomaterial components and the scale-up of manufacturing capabilities for this product are the foundation of our biomaterials business.

Medical device companies, focusing on a wide variety of market segments, are now taking advantage of advances in materials technology and a better understanding of the biological processes involved in tissue formation and healing to introduce resorbable biomaterials-based products. This trend has been observed in many medical markets, including cardiology, orthopaedic, general, urological, cosmetic and dental segments. Companies and physicians are widely seeking new solutions to long-standing clinical problems. Resorbable biomaterials-based products have shown to be attractive solutions in these markets for a number of reasons, for example they may:

•	allow for the regeneration and remodeling of natural tissue as the resorbable biomaterial implant resorbs over time;

•	offer the ability to modify the rate of absorption of products to promote healing as the biomaterials-based products work with and assist the body’s natural healing response;

•	obviate the need for second surgeries, if needed to remove non-resorbable implants;

•	improve the ability for physicians to image patients with biomaterial implants compared to metallic implants, which is critical to the ability to visualize and assess healing; and

•	offer the potential to provide staged and sustained release of biologically active agents, including drugs, cells, and growth factors, and biologics specific for each clinical situation.

Our Biomaterials Business Strategy

We intend to utilize our experience and expertise in biomaterials to continue to expand our business. Our strategy to accomplish this expansion is as follows:

•	Develop New Proprietary Biomaterials Products. We continue to leverage our technology and expertise in materials and processes to develop new proprietary biomaterials products. By working with strategic partners or directly with surgeon clinicians, we can identify desirable attributes of new resorbable biomaterials products and advance them toward commercialization. We will continue to invest in research and development to enable us to innovate and expand our Company.

•

Expand Our Biomaterials Customer Base. We intend to broaden the product lines sold to our current customer base, and to expand our number of customers by providing proprietary and technologically superior biomaterials products that improve patient outcomes and reduce the cost of healthcare. We also intend to continue to invest in new manufacturing technology and processes to meet our customers’ requirements, support product development, and expand our marketing efforts to increase the demand for our biomaterials products.

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

We have more recently developed expertise in the processing of porcine (pig) based natural tissue matrices. By selecting various tissues from a pig and processing them in a proprietary manner, we are able to produce a unique biomaterial, which may help the body’s ability to regenerate tissues.

We also have extensive experience with processing a wide range of bioresorbable synthetic polymers, including polylactic acid (PLA), polyglycolic acid (PGA), poly (lactic-co-glycolic acid) (PLGA) and many others. Controlling architecture and processing variations of such polymers is a strong area of expertise for us, and allows us to create materials with unique properties and composites from many of those same materials.

•

Processing Technology. Our PTM processing technology allows us to create porous implants from synthetic polymers that support cell growth, tissue regeneration and the delivery of biologics, growth factors and drugs. The PTM technology allows us to create customized porous architectures and, in some applications, combine different materials in such a way that optimizes the desired tissue engineering and biologically active agent delivery outcomes. The resulting implants can be designed to facilitate wound healing in both bone and soft tissue and are resorbable biomaterials at controlled rates for specific functions and tissues. We have a series of products and development programs underway utilizing intellectual property related to our porous biodegradable regeneration matrices.

•

Delivery Technology. Our biomaterials technology is particularly useful for the controlled release of biologically active agents, including drugs, cells and growth factors. In these applications, the agent is deposited or incorporated into a biomaterials delivery matrix. As the matrix dissolves or is degraded by the body, the agent is gradually released. The use of a biomaterials matrix for the controlled release of these biologically active agents, permits a locally targeted, low-dose release profile, improving the delivery of the agents.

•

Manufacturing/Scale-up Know-How. Resorbable biomaterials-based products tend to be particularly challenging to consistently manufacture on a large scale. There are variations in materials and material properties that must be continually controlled and monitored. We have core competencies in anticipating such variabilities and controlling them during our manufacturing processes.

We believe the diversity of the applications, technology and materials, as well as the scale of commercialization that we have built, and continue to build, within our Company, all contribute to a sustainable competitive advantage in the biomaterials-based products markets in which we compete.

Biomaterials Product Lines and Product Applications

We have consistently focused on supporting the growth of the Angio-Seal product line in the vascular closure market, and have also commercialized a broad array of products used primarily in orthopaedic markets, including the sports medicine and spine markets. To a lesser extent, we have also commercialized biomaterials products for other market applications, such as diagnostic oncology, general surgery and dentistry. While to date we have concentrated significant efforts on Angio-Seal components and orthopaedic-related products, we believe that there are also significant opportunities for our technologies in other markets.

Vascular Closure Market Products. We manufacture two of the key resorbable components of the Angio-Seal device for St. Jude Medical: 100% of their supply requirements for the collagen plug and a minimum of 30% of their requirements for the polymer anchors under a component supply contract that expires in December 2010. The collagen plug and the polymer anchor components form the basis for the resorbable implant that acts to seal a hole in the artery, created during the catheterization procedure, and are critical to the functionality of the device.

Orthopaedic Market Products. We have commercialized a wide variety of products for the orthopaedic applications of biomaterials. Applications in the orthopaedic market for our biomaterials products include soft tissue and bone fixation, and bone void fillers and scaffolds. In the future, we believe there will be application for our technologies in the regeneration of tendons, ligaments and cartilage, as well as other novel uses of materials in spinal orthopaedic procedures such as intervertebral disc repair.

•

Soft Tissue and Bone Fixation. Many of our biomaterials products are designed to replace metallic devices used in the fixation and repair of musculoskeletal tissues. Use of resorbable biomaterials eliminates the need for a second surgery, which is frequently necessary to remove non-resorbable metallic implants like bone screws, plates and pins, among other advantages. The primary application for our biomaterials in the sports medicine arena is soft tissue fixation. Soft tissue fixation includes the repair of tendons and ligaments in the knee, such as the anterior cruciate ligament, in the shoulder, such as the rotator cuff, and in the extremities. We manufacture products such as suture anchors, interference screws and reinforcement materials for all of these applications made from resorbable synthetic polymers and synthetic polymer/ceramic composites. We also manufacture pins, plates and screws of various designs for repair of the small bones of the extremities, for certain applications in the spine, and for other orthopaedic trauma applications. Key customers of these products include Arthrex and Stryker Corporation (Stryker).

•

Bone Void Fillers and Scaffolds. Synthetic bone void fillers are increasingly being used as alternatives to autograft (bone harvested from another area of the patient’s body) or allograft (bone harvested from cadavers). We have developed or co-developed several different bone void fillers, essentially synthetic bone graft substitutes, for use in various clinical applications. We have fabricated these products from collagen, collagen/ceramic composites, synthetic polymers or synthetic/ceramic composite biomaterials. Key customers of these products include Orthovita, Medtronic, Inc., Zimmer, Inc. and Johnson & Johnson, Inc. and its subsidiaries.

Other Biomaterials Market Applications. While not a large part of our business to date, we manufacture and sell a variety of biomaterials-based products designed for other market applications. These products include resorbable breast biopsy markers, dental barrier membranes and wound care products.

Biomaterials Customer Relationships

We sell our biomaterials products to over 30 companies that sell them into the end user marketplace. Our largest biomaterials customers include St. Jude Medical, to which we supply Angio-Seal components; Arthrex to which we supply a broad range of sports medicine and trauma products; and Orthovita, to which we supply products for use in repair of the spine and orthopaedic trauma injuries. We also supply biomaterials products and development expertise to other orthopaedic companies including, Medtronic, Inc., Zimmer, Inc., Johnson & Johnson, Inc. and its subsidiaries, Stryker and BioMimetic Therapeutics, Inc. In August 2009, we entered into an agreement with Synthes to market and distribute our porcine dermis-based ECM products for select reconstructive surgical applications. We continue to seek to expand relationships with companies, targeting new markets, including general, pelvic and urological surgery.

Although a majority of our biomaterials sales are currently concentrated among a few strategic customers, the number has been expanding over the last several years. The relationship with these customers and partners is generally long-term and contractual in nature, with contracts specifying various terms which govern the relationship including product development, regulatory responsibilities, and pricing. We often work with customers and potential customers at very early stages of feasibility, and provide significant input in co- development types of programs. Once a product is approved for sale, we generally provide our customers fully packaged and sterilized products ready for sale or their further distribution, or as in the case with Angio-Seal components, provide a resorbable biomaterials product that is ready to be incorporated into a finished device. Our products often represent a key strategic source for these customers and partners. In many cases, our proprietary technology is incorporated in the product and cannot be replicated by other companies.

St. Jude Medical Customer Relationship

Our largest customer during fiscal 2009 was, and for several years has been, St. Jude Medical, to which we supply Angio-Seal device components. During fiscal 2009, 33% of our net sales and 48% of our total revenues, including royalty income, were derived from our relationship with St. Jude Medical.

Angio-Seal Vascular Closure Device Overview

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

As measured by both total revenue and number of procedures performed, the Angio-Seal device is the leading product in the worldwide vascular puncture closure market. The Angio-Seal device has been sold in Europe since 1995, in the U.S. since 1996 and in Japan since late 2003. There have been over 13 million Angio-Seal devices sold since its commercialization, making it what we believe is one of the most successful resorbable biomaterials-based medical products. The Angio-Seal device generated approximately $350 million in revenue for St. Jude Medical during our fiscal 2009.

The vascular puncture closure market consists of products developed for the purpose of closing and sealing of femoral artery punctures made during cardiovascular catheterizations, and recent estimates suggest that the current worldwide market exceeds $500 million in sales annually.

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

St. Jude Medical Angio-Seal License and Component Supply Agreement

The Angio-Seal technology is licensed to St. Jude Medical, which manufactures, markets and sells the Angio-Seal device worldwide. Under our license agreement, St. Jude Medical has exclusive worldwide rights to manufacture, market and distribute the patented Angio-Seal device for hemostatic puncture closure. We retain the rights to use this technology for applications outside the cardiovascular system. We earn an approximate 6% royalty on Angio-Seal net sales by St. Jude Medical. The term of the license agreement extends to the expiration of the last claim of any of the licensed patents.

St. Jude Medical may terminate the license agreement at any time, for any reason, upon 12 months notice. Upon termination, all rights granted under the license, including sales, marketing, manufacturing and distribution rights would revert to Kensey Nash. The Angio-Seal trademark is owned, and would be retained by St. Jude Medical.

In June 2005, we entered into an Angio-Seal component supply agreement with St. Jude Medical that expires in December 2010. Under this agreement, we are the exclusive supplier of the collagen plug component of the Angio-Seal device, as well as a partial supplier of the anchor component. We are in the process of negotiating an extension of the supply agreement, though there is no certainty as to when the extension (if any) will be agreed to, or what the terms and conditions of any extension will be.

Other Customer Relationships

Our second largest customer during fiscal 2009 was Arthrex, a privately held orthopaedic company that focuses on sports medicine and trauma related products for the extremities. We provide a large number of soft tissue and bone fixation devices to them. During fiscal 2009, 27% of our net sales and 18% of our total revenues were derived from our relationship with Arthrex.

Orthovita has become a major customer over the past five years. Since 2003, we have partnered with them to co-develop and commercialize a series of unique and proprietary bone void filler products, branded, Vitoss™ Foam and Vitoss™ Bioactive Foam technology, the first of which was launched in March 2004 and the most recent, Vitoss™ Bioactive Foam technology, which was launched during the fourth quarter of fiscal 2008. Under our agreement with Orthovita, we manufacture the products and they market and sell the products worldwide. Multiple versions of these co-developed products have been launched since March 2004. During fiscal 2009, 15% of our net sales and 17% of our total revenues, including royalty income, were derived from our relationship with Orthovita.

Medtronic, Inc., Zimmer, Inc., Johnson & Johnson, Inc. and its subsidiaries, Stryker and Synthes are other partners/customers of ours that are in various stages of launching their respective product lines. We have not yet commercialized our products with Synthes. See “Biomaterials Research and Development Programs” below.

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

Biomaterials Research and Development Programs

In addition to our relationships with partners and customers to commercialize near-term biomaterials product concepts, we have also been advancing development programs that are longer term in nature and are based on our proprietary technology in the following areas:

•

Extracellular Matrices. We have developed a technology platform of porcine-derived extracellular matrix tissues to expand our presence in the biomaterials-based regenerative medicine market. Medeor matrix™ is the first family of products from our new ECM biologic surgical mesh platform. Medeor matrix™ products, manufactured using our proprietary Optrix™ processing technology, are a family of porcine-derived regenerative matrices, which are rapidly revascularized and repopulated by the host, ultimately converting the matrix into functional living tissue. We are developing the products for use in a wide range of soft tissue reinforcement procedures.

In August 2009, we entered into a strategic agreement with Synthes, a leading international medical device company specializing in the marketing and distribution of instruments, implants and biomaterials. Under the agreement, we will develop and manufacture porcine dermis-based Medeor matrix™ ECM products, which Synthes will market and distribute for abdominal wall reconstruction and chest reconstruction and for several applications in head and neck surgery. The structure of the transaction includes an up-front payment, development related milestones, a manufacturing agreement and royalty payments for our Company. The Medeor matrix™ family of products is expected to receive 510(k) clearance from the FDA by the end of the calendar year 2009 and European CE Mark Approval in 2010, allowing for sale of the initial products by Synthes throughout the United States and Europe.

•

Articular Cartilage Regeneration Matrix. We are developing a cartilage repair device, which consists of a proprietary bi-phasic, resorbable biomaterials implant designed to repair focal defects of articular cartilage in joints. The design has a collagen-based cartilage region and a ceramic/polymer subchondral bone region based on our PTM technology. These compartmentalized architectures are designed to allow for the regeneration of both cartilage and bone elements while maintaining their natural interface. We submitted an IDE application to the FDA to study the use our cartilage repair device for treating articular cartilage defects of the knee. The clinical trial, which is expected to start later in calendar year 2009 or in early calendar year 2010, will utilize our cartilage repair device. We also recently submitted a design dossier for European CE Mark approval for our cartilage repair device; approval is expected at the end of calendar year 2009. Commercialization of the cartilage repair device in the U.S. is at least several years away. European commercialization could begin sometime in calendar year 2010.

In July 2009, we re-acquired the distribution rights, along with the trademark, inventory and other assets associated with the OsseoFit™ Bone Void Filler product line. Under the terms of the agreement, Biomet Sports Medicine, Inc. (Biomet) agreed to terminate their existing OsseoFit™ distribution agreement. Pursuant to the agreement, following a brief transition period, Biomet will return distribution rights for the OsseoFit™ Bone Void Filler product line. As a result, we now have exclusive worldwide rights to the OsseoFit™ Bone Void Filler product line, as well as future extensions of the technology including cartilage repair. The OsseoFit™ Bone Void Filler is expected to be an important component of our future cartilage repair business. This transaction allows us to explore a broader number of strategic alternatives with respect to the development and commercialization of our cartilage repair device.

OUR ENDOVASCULAR BUSINESS

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

Over the last several years, we have devoted significant resources to developing and bringing proprietary endovascular products to market in the U.S. and Europe. These products are focused on two market segments, thrombus (blood clot) management and chronic total occlusions (a complete vessel blockage occurring in both coronary and peripheral vessels). Spectranetics is exclusively responsible for sales and marketing of the endovascular product line, which includes ThromCat, QuickCat for blood clot management and Safe-Cross for chronic total occlusions throughout the world. Spectranetics sells these products primarily to interventional cardiologists, but these endovascular products may also be used by interventional radiologists and vascular surgeons. Endovascular net sales decreased to 7% of our total revenue in fiscal 2009 from 12% in fiscal 2008, primarily due to the reduced transfer price to our partner Spectranetics, compared to the direct to market price reflected in the prior fiscal year figures. Spectranetics has indicated to us that they desire to discontinue sales of Safe-Cross products and that they desire to transfer manufacturing of the QuickCat product to Spectranetics effective December 31, 2009. If Spectranetics discontinues sales of Safe-Cross products, the achievement of the $6.0 million cumulative sales milestone, which is based upon sales of Safe-Cross, ThromCat and QuickCat products, will be negatively impacted. Following the second quarter of fiscal 2010, we expect that our manufacturing of these endovascular products will be limited to the ThromCat product, which will be influenced by the sales efforts of Spectranetics. See Note 26 to the Consolidated Financial Statements included in this Form 10-K.

See “Item 1A. Risk Factors—Spectranetics is exclusively responsible for worldwide sales and marketing of the endovascular product line. If any or all of these products fail to gain market acceptance or if Spectranetics fails to successfully commercialize them, our business may suffer.”

OTHER INFORMATION CONCERNING OUR BUSINESSES

Patents and Proprietary Rights

Our intellectual property covers many fields and many areas of technology including vascular puncture closure, blood vessel location detection, arterial revascularization, embolic protection systems, drug/biologics delivery, bone repair/regeneration, wound care, periodontics, angiogenesis products and various collagen and polymer processes which are used to manufacture these devices, as well as surgical instruments which may be used to implant such devices. We protect our technology by, among other things, filing patent applications for the patentable technologies that we consider material to our business.

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

Manufacturing

We have developed various unique manufacturing and processing capabilities for resorbable biomaterials. We have our own capabilities in tool-and-die making, injection molding, extrusion, compounding, machining, model making and laser welding, which allow us to manufacture and engineer our developmental products on site. For our collagen products, we have developed, and continue to expand, a closed-herd sourcing infrastructure, which is helpful in allowing our collagen-based products to be sold more broadly worldwide. Closed-herd sourcing of bovine materials provides an additional level of risk management, that is recognized by many regulatory entities worldwide as an important means of documenting the safety of the animal-derived materials. Our methods and processes have allowed us to maintain EDQM (European Directorate and Quality of Medicines) certification, which documents the safety of our collagen products. We believe our biomaterials manufacturing capabilities and raw material sourcing infrastructure provide us with a competitive advantage.

During fiscal 2007, we performed multiple recalls related to our embolic protection platform, which we have since discontinued, and to the ThromCat device, which was relaunched to the market. These endovascular products are highly sophisticated products, which can be challenging to manufacture in the early stages of scale-up. During fiscal 2008 and fiscal 2009, we successfully manufactured quantities sufficient to supply market demands and Spectranetics’ requirements without further incident.

We purchase raw materials, parts and peripheral components, which are used in our products. Although many of these supplies are off-the-shelf items readily available from several supply sources, others are custom-made to meet our specifications. We maintain safety stock levels of these custom materials to prevent any product downtime in the case of supply interruption. In addition, we believe that, in most of these cases, alternative sources of supply for custom-made materials are available or could be developed within a reasonable period of time. The exception to this is our raw material sourcing for collagen, which would be extremely time consuming and costly to duplicate.

We have an in-house quality assurance department that sets standards, monitors production, creates and reviews operating procedures and protocols and performs in-process and final testing of sample devices and products manufactured by or for us.

Facility

In fiscal 2006, we successfully transitioned our operations to a newly constructed 202,500 square foot facility in Exton, Pennsylvania. The consolidation of all operations, from four separate leased locations into one headquarters building, maximizes efficiencies and facilitates our future growth. Construction of our Company-owned facility commenced in August 2004, and was financed with cash on hand, the sale of liquid investments and from continuing operations. In May 2006, we entered into a Secured Commercial Mortgage, secured by the building and land, which allowed us to draw up to $35 million, all of which was previously advanced (See Note 13 to our Consolidated Financial Statements included in this Form 10-K).

Our headquarters facility has been optimized for our Company’s unique businesses, and is equipped with state-of-the-art equipment for developing and manufacturing biomaterials-based products. We hold ISO 13485:2003 and CMDCAS certification. Certification is based on adherence to established standards of design, service, quality assurance and manufacturing process control. Our manufacturing facility is subject to regulatory requirements and periodic inspection by regulatory authorities.

Research and Development

Our research and development and regulatory and clinical staff consisted of 89 individuals as of August 31, 2009. Our research and development efforts are focused on the continued development of our biomaterials and our endovascular products and capabilities. We incurred total research and development expenses of $18.1 million, $17.2 million and $20.3 million in fiscal 2009, 2008 and 2007, respectively. See Item 7—“Management’s Discussion and Analysis” below and the Notes to the Financial Statements included in this Form 10-K for further information.

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

Sales and Marketing

During fiscal 2007 and most of fiscal 2008, we had a direct sales force responsible for the sales and marketing of our endovascular products in the U.S. and Germany, with distributors covering most of Europe, Russia and India. After the sale of our Endovascular business to Spectranetics in May 2008, all worldwide sales and marketing of these products became their responsibility. At this time, we do not anticipate marketing and selling our biomaterials products directly to the end-user market; instead, we intend to continue with our existing business model of maintaining and developing partnerships where we rely on the partners’ sales and marketing teams to sell and distribute our products to the end-user.

Competition

The markets for our current and proposed products are fragmented, intensely competitive, subject to rapid change and sensitive to new product introductions and enhancements. We expect that the competitive environment for our products will become more intense as additional companies enter our markets and as new techniques and technologies are adopted. Our biomaterials and medical devices compete directly and indirectly for customers with a range of products and technologies produced by a wide variety of companies, as well as other processes and procedures that do not require the use of our products or those of our competitors. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in these markets, greater name recognition, larger customer bases and greater financial, technical and marketing resources. Generally, we believe that the principal competitive factors for our products include the following:

•	regulatory approvals;

•	safety and effectiveness;

•	performance and quality;

•	ease of use;

•	marketing;

•	distribution;

•	pricing;

•	cost effectiveness;

•	customer service;

•	improvements to existing technologies;

•	reimbursement; and

•	compliance with regulations.

Our biomaterials products compete with the products of many of the larger companies in the industry. These competing products are made by large companies, by small companies under OEM relationships and by start-up, new technology groups. We are not aware of competitors in the resorbable biomaterials medical device field that have the breadth of capabilities and size that we have and that also make their technologies available to other companies. In many cases, our biomaterials-based products are new concepts in the marketplace, and therefore the competitive landscape is still developing.

The Angio-Seal device competes primarily with products sold by Abbott Laboratories, Inc. and Medtronic, Inc. There are also a few other smaller competitors, some of which recently gained approval for their devices, such as AccessClosure, Inc., for example. In addition, Cordis Corporation, a division of Johnson & Johnson, Inc., plans to introduce a new competitive product in the near future. The mechanisms of action and designs of these products vary significantly and the products compete primarily on ease of use and clinical effectiveness. While we consider the use of an Angio-Seal device to be a preferred method of post-procedure care, many diagnostic and interventional procedures still rely on manual compression, which represents the primary competition for the Angio-Seal device.

The ECM products we are developing compete with animal-derived products from such companies as Kinetic Concepts, Inc., Cook Group, Inc., Johnson & Johnson and its subsidiaries, Biomet and Stryker, as well as several other companies with human cadaver-based products. Our cartilage repair development program competes with existing surgical procedures, such as the microfracture, the osteoarticular transfer system and allograft procedures. In addition, these products will compete against commercialized products marketed by Genzyme, and we anticipate additional competition from several other companies that have cartilage products under various stages of development.

The endovascular products we now manufacture for Spectranetics compete with the products of companies such as Johnson & Johnson, Inc., Medtronic, Inc., Abbott Laboratories, Inc., Vascular Solutions, Inc., Boston Scientific Corporation, EV3, Inc., and Possis, Inc., among others. These companies may have significantly larger sales forces and infrastructures dedicated to endovascular products than Spectranetics has, which can make the competitive environment difficult.

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

Generally speaking, regulatory activities for our biomaterials products are the responsibility of our customers, since most of our sales in this area are on an OEM basis, which are responsible for seeking FDA and other government approvals to market the products. For many of these customers, we provide significant regulatory support, which includes the ongoing development and maintenance of Master Files with the FDA. Master Files contain important information relating to the specifications, manufacturing, biochemical characterization, biocompatibility and viral safety of our biomaterials products. These files, in addition to our technical expertise, help our clients in their regulatory approval process for products incorporating our biomaterials.

The Angio-Seal product line has received both European CE Mark and FDA approvals. St. Jude Medical is responsible for all regulatory activities related to the Angio-Seal device. We maintain a Master File with the FDA containing important technical information regarding the collagen material.

When human clinical trials are required in connection with our new proprietary products, and the device is classified as a significant device risk, we must file for the appropriate regulatory approval(s) relative to the geographical region(s) where the trial(s) will be conducted. The clinical trial application must be supported by data, typically including the results of animal and laboratory testing. If the application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as set out in our test plan. The conduct of human clinical trials is also subject to regulation. In some countries, sponsors of clinical trials are permitted to sell those devices distributed during the course of the trial, provided the consideration received does not exceed recovery of the costs of manufacture, research, development and handling.

Any products we manufacture or distribute pursuant to regulatory agency clearance or approval is subject to pervasive and continuing regulation, including product validations, recordkeeping requirements, post-market surveillance, and reporting of adverse experiences with the use of the device. As a device manufacturer, we are required to register our manufacturing facility and list our devices with relevant governmental authorities and/or sanctioned third parties and are subject to periodic inspections by those bodies, as well as other agencies. Relevant national laws in the regions where we sell our products require devices to be manufactured in accordance with formally implemented quality management systems, which impose certain procedural and documentation requirements with respect to design, manufacturing and quality assurance activities. Labeling and promotional activities are subject to regulatory scrutiny and, in certain instances, by the U.S. Federal Trade Commission. Regulations prohibiting marketing of products for unapproved uses are actively enforced.

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

Employees

As of August 31, 2009, we had 302 employees, including 181 employees in operations, 89 employees in research and development and clinical and regulatory affairs, and 32 employees in general and administration. All of our employees are located at our headquarters in Exton, Pennsylvania. We believe that our success depends in large part on our ability to attract and retain employees in all areas of our business.

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

Our corporate governance information and materials, including our Code of Business Conduct and Ethics, are posted on the corporate governance section of our website at www.kenseynash.com and are available in print upon request to our Investor Relations department at our offices in Exton, Pennsylvania. Our Board of Directors regularly reviews corporate governance developments and modifies these materials and practices as warranted.

Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as practical after we file these reports with the SEC.

Additional Information

For financial information, see the Consolidated Financial Statements and the related Notes as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report on Form 10-K. We have a single reportable segment for all our operations and business. Financial information about geographic areas can be found in Note 18 to the Consolidated Financial Statements included in this Form 10-K.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this report, because they could materially and adversely affect our business, operating results, financial condition, cash flows and prospects as well as adversely affect the value of an investment in our common stock.

Risks Related to Our Business

We derive a substantial portion of our revenues from the Angio-Seal device, which is manufactured, marketed and distributed by St. Jude Medical.

Under our license agreements with St. Jude Medical, the Angio-Seal device is manufactured, marketed and sold on a worldwide basis by St. Jude Medical. Two of our significant sources of revenue are the sale of components to St. Jude Medical for use in the Angio-Seal device and royalty income from the sale of the Angio-Seal device by St. Jude Medical to the end-user market. The amount of revenue we receive from the Angio-Seal device depends, in part, on the time, effort and attention that St. Jude Medical devotes to it, and on their success in manufacturing, marketing and selling the device worldwide. For fiscal 2009, royalty income from and sales of components to St. Jude Medical represented approximately 48% of our total revenue. Under the terms of our licenses with St. Jude Medical, we have no control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. Royalty income under our license agreements with St. Jude Medical will end upon the earlier of the termination of the license agreements, which may be terminated for any reason upon 12 months notice, or the expiration of the last claim of any of the licensed patents. St. Jude Medical may not adequately perform its manufacturing, marketing and selling duties. Any such failure by St. Jude Medical may negatively impact Angio-Seal unit sales and, therefore, reduce our royalties. In August 2008, St. Jude Medical acquired certain assets of Datascope Corporation. This acquisition could provide St. Jude Medical with a potential alternative source for the collagen component that could reduce or eliminate the future sales of collagen supplied by our Company to St. Jude Medical.

We manufacture two of the key resorbable components of the Angio-Seal device for St. Jude Medical; 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchors, under a supply contract that expires in December 2010. We are in the process of negotiating an extension of the supply agreement, though there is no certainty as to when the extension (if any) will be agreed to, or what the terms and conditions of any extension will be.

We derive a substantial majority of our revenues from only three customers.

A substantial majority of our total revenues are derived from only three customers. For fiscal 2009, in addition to the approximate 48% of our total revenue derived from royalty income from and sales of components to St. Jude Medical, sales of biomaterials products to Arthrex represented approximately 18% of our total revenues, and royalty income from and sales of biomaterials products to Orthovita represented approximately 17% of our total revenues. It is not possible for us to predict the future level of demand for our products that will be generated by these customers or the future demand for the products in the end-user marketplace. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers and to the risk that the loss of a major customer would materially adversely affect our results of operations. Our relationship with these customers is subject to change.

If our biomaterials products are not successful, our operating results and business may be substantially impaired.

The success of our biomaterials products, depends on a number of factors, including our ability to continue to manufacture, sell and competitively price these products and the acceptance of these products by the medical profession. In addition, regulatory approvals will be required before biomaterials products in development can be sold. We will require substantial additional funds to develop and market our biomaterials products. We expect to fund the growth of our biomaterials business from cash flows from operations and cash and investments on-hand, but this operating income may not be sufficient to develop new biomaterials products. To date, we have relied on strategic partners or customers to market and sell our biomaterials products. If we cannot attract third parties to work with us to distribute our products to the end-user market, we will not be successful.

We depend on our customers to market and, in some cases, obtain regulatory approvals for products that include our biomaterials components.

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

Our biomaterials products, including products under development, compete with the products of many of the larger companies in the industry. In the vascular sealing device market, our products compete with products sold by Abbott Laboratories, Inc., and Medtronic, Inc., along with other smaller competitors and potential new entrants. The majority of vascular sealing is performed through manual compression, which represents our primary competition. The ECM products we are developing compete with animal-derived products from such companies as Kinetic Concepts, Inc., Cook Group, Inc., Johnson & Johnson and its subsidiaries, Biomet and Stryker, as well as several other companies with human cadaver-based products. Our cartilage repair development program competes with existing surgical procedures, such as the microfracture, the osteoarticular transfer system and allograft procedures. In addition, these products will compete against commercialized products marketed by Genzyme Corporation, and we anticipate additional competition from several other companies that have cartilage products under various stages of development. The endovascular products we provide to Spectranetics compete with a large number of companies, many of whom have dedicated significantly more resources to research and development and sales and marketing than Spectranetics has. These companies include Johnson & Johnson, Inc., Medtronic, Inc., Abbott Laboratories, Inc., Vascular Solutions, Inc., Boston Scientific Corporation, EV3, Inc. and Possis Inc.

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

Spectranetics is exclusively responsible for worldwide sales and marketing of our entire endovascular product line. If any or all of these products fail to gain market acceptance or if Spectranetics fails to successfully commercialize them, our business may suffer.

Due at least in part to their recent commercial introductions, as well as the fact that they are new to the Spectranetics product portfolio, the endovascular products have limited product and brand recognition, and limited usage to date. We do not know if these products will be successful over the long term, or if they will be adopted by the physician community at rates that in turn generate enough revenue for us to sustain our ongoing investment in this business, although, in any event, we are required by contract to continue such investment. Market acceptance of these products may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of the products compared to alternative procedures. In addition, demand for the products may not increase as quickly as we expect due to competitive and other factors.

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

Spectranetics announced on October 22, 2008 the appointment of Emile J. Geisenheimer, its chairman, to the additional roles of President and Chief Executive Officer, following the resignation of John G. Schulte as President, Chief Executive Officer and director of Spectranetics. Spectranetics has also announced that three additional employees have also left Spectranetics. Our business, including revenues derived from endovascular sales, may be adversely impacted by the change in management if such change diverts focus and attention away from selling the endovascular products we sold to Spectranetics, and which we continue to develop and manufacture for Spectranetics.

In fiscal 2009, our net sales to Spectranetics were only $3.9 million, or 7% of our total net sales and 4.8% of our total revenues. Following the second quarter of fiscal 2010, we expect that our manufacturing of the endovascular product line will be limited to the ThromCat product, which will be influenced by the sales efforts of Spectranetics.

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

The biomaterials industry is an emerging area, using many materials which are untested or whose properties are still not known. In addition, many of our products are derived from natural materials, such as collagen, which can have varying properties, may be subject to international standards concerning their use in medical devices and require careful sourcing and handling controls. Consequently, from time to time we may experience unanticipated difficulties in manufacturing and delivering our biomaterials products to our customers. These difficulties may include an inability to meet customer supply demands, delays in delivering products, quality control problems with certain biomaterials products, or the need to react to changes in any standard that we adhere to. There can be no assurance that our herd sourcing infrastructure will provide us with an adequate risk management protection mechanism for preventing animal derived diseases from entering the human medical device industry.

We have had product recalls that have resulted in significant expense and may result in other future expense or changes to product strategy.

We experienced start-up production issues and component supply issues, which resulted in product recalls, as disclosed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. During fiscal 2007, we performed recalls related to our embolic protection platform, which we have since discontinued, and to the ThromCat device, which was relaunched to the market. These product recalls had an adverse affect on our net sales and operating results during fiscal 2007. In addition to lost sales directly resulting from recalls, and the direct expenses associated with such resolution, a recall may have other materially adverse, and potentially longer-term effects, including a negative impact on our reputation in the marketplace with respect to these and other of our products, changes to future product marketing plans, changes to clinical trial plans, and discontinuation of the recalled products.

Our use of hazardous materials exposes us to the risk of material environmental liabilities.

We use hazardous substances in our research and development and manufacturing operations, and therefore, are potentially subject to material liabilities related to personal injuries or property damages that could be caused by hazardous substance releases or exposures at or from our facility. Decontamination costs, other clean-up costs and related damages or liabilities could substantially impair our business and operating results. We are required to comply with increasingly stringent laws and regulations governing environmental protection and workplace safety, including requirements governing the handling, storage and disposal of hazardous substances.

A substantial portion of our revenue is derived directly or indirectly from international markets.

St. Jude Medical derives a significant portion of its Angio-Seal revenue from international markets. Many of our other biomaterials products are also sold by our customers in international markets. Our sales and royalties from international sales of the Angio-Seal product line by St. Jude Medical and our revenues from other international sales are subject to several risks, including:

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

Our financial position, results of operations or cash flows may be negatively impacted by the recent financial crisis.

The recent financial troubles affecting the banking system and financial markets and the on-going concerns and threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and counterparty failures negatively impacting our debt and treasury operations.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon our ability to attract and retain highly qualified personnel, including managerial and technical personnel. The know-how and capabilities of many of our current employees is highly specialized and difficult to replicate or replace in short timeframes. We compete for key personnel with other medical device companies, healthcare institutions, and other organizations. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel or hire or retain other qualified personnel in the future.

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

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. The process of integrating any acquired business, technology, service or product into our business and operations may result in unforeseen operating difficulties and expenditures. Integration of any acquired company also may consume much of our management’s time and attention that could otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Furthermore, we may be unable to identify, negotiate or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or charges related to goodwill and other intangible assets.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter.

Our operating results have varied significantly from quarter to quarter in the past and are likely to vary substantially in the future as a result of a number of factors, some of which are not in our control, including:

•	ordering patterns by our customers/partners;

•	the focus and resources that our customers/partners place on developing/marketing the products that we develop and manufacture;

•	acceptance of the products we develop and manufacture in the end-user marketplace;

•	our ability to attract partners for our biomaterials products and technologies;

•	our efforts to gain European CE Mark and FDA approval for biomaterials and endovascular devices;

•	the loss of significant orders;

•	changes in our relationship with St. Jude Medical and other major customers;

•	establishment of strategic alliances or acquisitions;

•	timely implementation of new and improved products;

•	delays in obtaining regulatory approvals;

•	reimbursement rates for our products;

•	fluctuations in exchange rates; and

•	changes in the competitive environment.

You should not rely upon our results of operations for any particular quarter as an indication of our results for a full year or any other quarter.

Our products are subject to clinical trials, which may delay commercialization of our products and may impact our use of time and resources in a material manner.

Many of our products are subject to clinical trials, which must be conducted before our products can be marketed. These trials are for the purpose of confirming the safety and effectiveness of the product. We try to plan clinical trials prudently, but there is no guarantee that a proper balance of speed and testing will be made in each case. The length of time for each clinical trial may vary substantially according to the type, complexity and intended use of the product. Delays associated with products for which we are conducting clinical trials may cause us to incur additional expenses. Further, we may be affected by delays in clinical testing of certain products of our strategic partners, over which we may have no control. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our strategic partners, by our competitors or by other third parties, or the market’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects.

Risks Related to Our Intellectual Property

If we are unable to protect our patents and proprietary rights, our reputation and competitiveness in the marketplace may be materially damaged.

We regard our patents, biomaterials trade secrets and other intellectual property as important to our success. We rely upon patent law, trade secret protection, confidentiality agreements and license agreements to protect our proprietary rights. Although we have registered certain of our patents with applicable international governmental authorities, effective patent protection may not be available in every country in which our products are made available, and we have not sought protection for our intellectual property in every country where our products may be sold. The steps we take to protect our proprietary rights may not be adequate to ensure that third parties will not infringe or otherwise violate our patents or similar proprietary rights. Furthermore, patents are of limited duration and may not provide protection for the entire useful life of a product or product line.

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

The term “Angio-Seal” is a trademark of St. Jude Medical. All goodwill generated by the marketing and sales of devices bearing the Angio-Seal trademark belongs to St. Jude Medical and not to us. Should the St. Jude Medical license agreements terminate, we would not have the right to call any of our products “Angio-Seal” unless we purchase or license the trademark from St. Jude Medical.

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

We could be seriously harmed by changes in reimbursement policies of governmental or private healthcare payers, particularly to the extent any changes affect reimbursement for catheterization procedures in which our Angio-Seal products are used. Physicians, hospitals and other users of our products may fail to obtain sufficient reimbursement from healthcare payers for procedures in which our products are used or adverse changes may occur in governmental and private third-party payers’ policies toward reimbursement for these procedures. The decision by the Centers for Medicare and Medicaid Services (CMS) not to reimburse for treatment of asymptomatic patients suffering from carotid artery disease was a major factor in our decision not to continue to commercialize our embolic protection product line. Further, there have been, and continue to be, proposals by legislators, regulators and third-party payors to keep healthcare costs down. Certain proposals, if passed, would impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations, and other changes to reimbursement policy, could harm our business.

President Obama and members of Congress have recently proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments and increase taxes. In addition, members of Congress have proposed a public (government) health insurance option to compete with private plans, health insurance co-ops and other publicly sponsored healthcare measures. Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us, any of our strategic partners and customers, or any of our competitors. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, and/or reduce medical procedure volumes, which could materially adversely affect our business.

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

Our products and manufacturing activities are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. We are required to:

•	obtain the approval of the FDA and international agencies before we can market and sell new products;

•	satisfy these agencies’ requirements for all of our labeling, sales and promotional materials in connection with our existing products;

•	comply with all applicable design and manufacturing regulations; and

•	undergo rigorous inspections by these agencies.

Compliance with the regulations of these agencies may delay or prevent us from introducing any new or improved products. Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business.

We are also required to demonstrate compliance with the FDA’s Quality System Regulations. The FDA enforces its Quality System Regulations through pre-approval and periodic post-approval inspections. These regulations relate to product testing, vendor qualification, manufacturing control, design control and quality assurance, as well as the maintenance of records and documentation. If we are found to be out of compliance with FDA regulations, it could be costly and difficult for us to correct the non-compliances and could seriously harm our business.

The FDA and international regulatory agencies may also limit the indications for which our products are promoted. These regulatory agencies may restrict or withdraw approvals if information becomes available to support this action, which could include actions based on sourcing of animal derived tissue.

In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change, including the adoption of more rigorous regulation. We cannot predict what impact, if any, those changes might have on our business, the businesses of our strategic partners, or the businesses of our competitors.

Risks Related To Our Securities

The trading price of our common stock is likely to fluctuate substantially in the future.

The trading price of our common stock may fluctuate widely as a result of a number of factors, some of which are not in our control, including:

•	changes in our own forecasts or earnings estimates by analysts;

•	our customers and licensees’ ability to meet or exceed the forecasts or expectations of analysts or investors;

•	our ability to meet or exceed our own forecasts or expectations of analysts or investors;

•	quarter-to-quarter variations in our operating results;

•	announcements regarding clinical activities or new products by us or our competitors;

•	general conditions in the medical device industry;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many medical device companies; and

•	general economic conditions.

In addition, the market for our stock has experienced, and may continue to experience, price and volume fluctuations unrelated or disproportionate to our operating performance. As a result, our stockholders may not be able to sell shares of our common stock at or above the price at which they purchase them. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, with or without merit, we could incur substantial costs, and our management’s attention and resources could be diverted from our business.

Our second amended and restated certificate of incorporation, third amended and restated bylaws, stockholders rights plan and Delaware law may discourage an attempt to acquire our Company.

Provisions of our second amended and restated certificate of incorporation, third amended and restated bylaws, stockholders rights plan and Delaware law may render more difficult or discourage any attempt to acquire our company, even if such acquisition may be favorable to the interests of our stockholders, discourage bids for our common stock at a premium over market price or adversely affect the market price of our common stock. In particular, our stockholders rights plan, adopted in June 2009, may cause substantial dilution to any person or group that attempts to acquire us without the approval of our Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our corporate headquarters, which is a 202,500 square foot facility housing our executive offices, manufacturing and research and development activities, located at 735 Pennsylvania Drive, Exton, Pennsylvania 19341.

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

	High	Low
Fiscal Year Ended June 30, 2008
First Quarter	$28.79	$23.30
Second Quarter	30.91	25.20
Third Quarter	30.36	25.84
Fourth Quarter	34.24	28.44

Fiscal Year Ended June 30, 2009
First Quarter	$37.70	$31.40
Second Quarter	32.02	16.66
Third Quarter	21.26	15.76
Fourth Quarter	27.41	20.25

On September 10, 2009 the last reported sale price of our common stock in the NASDAQ Global Select Market was $26.03 per share. As of September 2, 2009, there were approximately 63 record owners of our common stock. There were also approximately 5,140 beneficial owners of the shares of our common stock at that date.

The following graph presents a comparison of the Company’s stock performance with that of the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the period from June 30, 2004 through June 30, 2009.

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

During the fiscal year ended June 30, 2009, we repurchased and retired 806,666 shares of Common Stock at a cost of approximately $19,295,000 or an average market price of $23.92 per share, using available cash. The stock repurchases were executed under (i) the remainder of the previously announced September 25, 2007 stock repurchase program which provided for up to $25.0 million of our issued and outstanding shares of Common Stock Common Stock to be repurchased, and had no expiration, (ii) the remainder of the previously announced June 23, 2008 stock repurchase program which provided for up to $10.0 million of our issued and outstanding shares of Common Stock Common Stock to be repurchased, and had no expiration, and, (iii) the current stock repurchase plan approved by our Board of Directors on March 18, 2009 which allows us to repurchase up to a total of 600,000 of its issued and outstanding shares of Common Stock, and has no expiration. As of June 30, 2009, there were approximately 194,705 shares remaining to be repurchased under this March 18, 2009 stock repurchase program.

During the fiscal year ended June 30, 2008, we repurchased and retired 867,839 shares of Common Stock at a cost of approximately $24,427,000 or an average market price of $28.15 per share, using available cash. All repurchases of stock were completed under the September 25, 2007 stock repurchase program. As of June 30, 2008, there was approximately $573,000 remaining to be used for repurchase under this program when it was replaced by the June 23, 2008 program. During the fiscal year ended June 30, 2007, we repurchased and retired

10,000 shares of Common Stock at a cost of $238,000, or an average market price of $23.80 per share, using available cash. Repurchases of stock during fiscal year 2007 were completed under the repurchase plan approved by our Board of Directors on March 16, 2005, which provided for up to 400,000 shares to be repurchased, and had no expiration. There were 266,867 shares remaining under this plan when it was replaced by the September 25, 2007 stock repurchase plan.

The following table contains information about our purchases of our equity securities during April, May and June 2009:

Period	Total number of shares purchased *	Average price paid per share (1)	Shares remaining for future repurchase (2)
April 1-30, 2009	2,200	$19.97	424,868
May 1-31, 2009	189,245	23.85	235,623
June 1-30, 2009	44,418	24.81	191,205

Total	235,863	$24.00	191,205

*	All shares purchased under a publicly announced plan on the purchase date (i.e., trade date).
(1)	Average price paid per share is calculated on the purchase date and excludes commissions paid to brokers.
(2)	Represents the remaining number of shares of Common Stock that may be purchased under the current program. This table does not reflect 3,500 shares of our Common Stock that were traded as of June 30, 2009, and then subsequently settled. The March 18, 2009 stock repurchase program allows the Company to repurchase up to a total of 600,000 shares of its issued and outstanding Common Stock and has no scheduled expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected Consolidated Statement of Operations and Consolidated Balance Sheet data for the fiscal years ended June 30, 2009, 2008, 2007, 2006, and 2005. The selected financial data for each such fiscal year listed below has been derived from our consolidated financial statements for those years, which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report for fiscal years 2009, 2008, and 2007 is included elsewhere herein. The following data for fiscal years 2009, 2008, and 2007 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and the related notes and other financial information included herein.

	Fiscal Year Ended June 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statement of Income Data:
Revenues:
Net sales
Biomaterial sales	$51,046	$47,539	$41,116	$36,699	$39,859
Endovascular sales	3,858	6,222	3,786	1,179	511

Total Net sales	54,904	53,761	44,902	37,878	40,370
Research and development	—	—	—	—	253
Royalty income and other	27,177	26,030	24,592	22,519	20,753

Total revenues	82,081	79,791	69,494	60,397	61,376

Operating costs and expenses:
Cost of products sold	24,194	27,212	24,622	20,645	17,654
Research and development	18,134	17,201	20,265	18,990	15,131
Selling, general and administrative	9,219	27,575	20,824	17,259	11,795
Loss on sale of endovascular assets	—	1,212	—	—	—

Total operating costs and expenses	51,547	73,200	65,711	56,894	44,580

Income from operations	30,533	6,591	3,783	3,503	16,796

Other income (expense):
Net interest income	1,331	235	660	972	1,249
Other (loss) income	(2,075)	(220)	(23)	82	45

Total other (loss) income—net	(744)	15	637	1,054	1,294

Income before income tax expense	29,789	6,606	4,420	4,557	18,091
Income tax expense	(9,710)	(1,816)	(787)	(838)	(5,159)

Net income	$20,079	$4,790	$3,633	$3,719	$12,931

Basic earnings per common share	$1.74	$0.40	$0.31	$0.32	$1.13

Diluted earnings per common share	$1.69	$0.38	$0.29	$0.30	$1.06

Weighted average common shares outstanding	11,547	11,891	11,773	11,494	11,412

Diluted weighted average common shares outstanding	11,898	12,471	12,581	12,319	12,185

	June 30,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and short-term investments	$79,704	$63,496	$34,331	$27,128	$44,889
Inventory	10,585	9,271	7,392	7,198	5,658
Working capital	95,048	82,893	53,157	44,348	58,146
Total assets	171,090	162,429	140,525	130,191	115,674
Long-term debt, net of current portion	31,383	32,783	7,813	8,000	—
Other long-term liabilities	6,312	3,416	2,347	1,405	738
Total stockholders’ equity	123,275	114,570	123,650	113,192	103,853

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Kensey Nash Corporation is a medical device company known for innovative product development and unique technology in the fields of resorbable biomaterials and endovascular devices used in a wide variety of medical procedures. We provide an extensive range of products into multiple medical markets, primarily in the cardiology, orthopaedic, sports medicine, spine, endovascular and general surgery markets. Most of the products are based on our significant expertise in the design, development, manufacturing and processing of resorbable biomaterials. We sell our products through strategic partners and do not sell direct to the end-user. We have also developed and commercialized a series of innovative endovascular products and completed the sale of these product lines to Spectranetics in May 2008. Although we sold this portfolio of products to Spectranetics, we still participate in this market through a Manufacturing and Licensing Agreement and a Development and Regulatory Services Agreement, which were entered into in connection with the sale transaction (see below for additional discussion). Our revenues consist of two components: net sales, which include biomaterials sales and endovascular sales, and royalty income.

Net Sales

Biomaterials Sales

Sales of biomaterial orthopaedic products, including products with applications primarily in the sports medicine and spine markets, and the sale of Angio-Seal components to St. Jude Medical continue to be our primary source of sales. The table below shows the five-year trend in our orthopaedic product sales and Angio-Seal component sales:

	Fiscal Year Ended					% change FY09 vs FY08
(in thousands)	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09
Sales of
Orthopaedic Products	$21,896	$20,592	$21,804	$29,403	$29,790	1%
Angio-Seal Components	16,349	14,825	17,380	15,488	18,262	18%
Other Products	1,614	1,282	1,932	2,648	2,994	13%

Total Net Sales—Biomaterials	$39,859	$36,699	$41,116	$47,539	$51,046	7%

Our orthopaedic product sales increased 1% in fiscal 2009 from fiscal 2008. This was due to an increase in sales of our current product lines, specifically in our spine product portfolio, in part due to an increase in our customer base and new product lines for our current customers. We expect sales of our orthopaedic products to increase at a modest growth rate in fiscal 2010 as compared to fiscal 2009 due to our application of resources and focus on new business development, new technologies, and innovation for our current customers, specific to continued success with new product launches.

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

We manufacture two of the key resorbable components of the Angio-Seal device for St. Jude Medical, 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchors, under a supply contract that expires in December 2010. Sales to St. Jude Medical are highly dependent on ordering patterns of components used in the manufacturing of the Angio-Seal device by St. Jude Medical and can vary significantly from quarter to quarter. This variation in ordering patterns is evidenced by our component sales growth of 18% in our fiscal year ended June 30, 2009 over the comparable prior fiscal year, compared to the decline in St. Jude Medical’s end-user sales, including the impact of foreign currency exchange, of 1% during the same period.

Endovascular Sales

Over the last several years, we have devoted significant resources to developing and bringing proprietary endovascular products to market in the U.S. and Europe. These products are focused in the emerging market segments of thrombus (blood clot) management and chronic total occlusions (CTOs) (a complete vessel blockage occurring in both coronary and peripheral vessels), and are sold primarily to interventional cardiologists, but may also be used by interventional radiologists and vascular surgeons.

Net sales of endovascular products decreased to 7% of our total net sales in fiscal 2009 compared to 12% of our total net sales in fiscal 2008. Fiscal 2009 represented the first fiscal year of endovascular product sales to Spectranetics following our completion of the sale of our Endovascular business in May 2008. Spectranetics is exclusively responsible for worldwide sales and marketing of the entire endovascular product line. These sales to Spectranetics are at a reduced transfer price compared to the direct to market price reflected in our historical sales figures. The decrease in net endovascular sales in fiscal 2009 compared to fiscal 2008 is a direct result of this reduced transfer price to Spectranetics, compared to the direct-to-market price reflected in fiscal 2008 figures, as our overall net unit sales to Spectranetics increased compared to our end-user unit sales for the same period of the prior fiscal year. We expect that our related net endovascular sales will be declining over the next two years. See “Item 1. Business—Overview—Our Endovascular Business”.

Royalty Income

We also derive a significant portion of our revenue and profitability from royalty income from proprietary products that we have developed or co-developed.

Angio-Seal™ Royalty Income. Our Company was the inventor and original developer of the Angio-Seal™ device, a vascular closure device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal device, pursuant to an agreement, which provides us with an approximate 6% royalty on all end-user product sales. We anticipate that sales of the Angio-Seal device by St. Jude Medical will continue to grow at a modest growth rate, based on forecasted continued procedure growth, St. Jude Medical’s continued expansion in international markets and marketing new generations of the product, including most recently, the introduction of the Evolution™ Device. Royalty income earned from St. Jude Medical in fiscal 2009 was adversely impacted by foreign currency exchange, as compared to foreign currency exchange in the comparable prior year period.

Vitoss™ Foam, Vitoss™, and Vitoss™ Bioactive Foam Royalty Income. Since 2003, we have partnered with Orthovita to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss Foam, the first of which was launched in March 2004, and the most recent, Vitoss™ Bioactive Foam technology, which was launched during the fourth quarter of fiscal 2008. We receive a fixed royalty on Orthovita’s end-user sales of Vitoss Foam and Vitoss Bioactive Foam products, which are targeted for use in the orthopaedic market. In addition, in August 2004, we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology, up to a total royalty to be received of $4.0 million, with approximately $640,000 received in fiscal 2009 and $1.2 million remaining to be received as of June 30, 2009. We believe the unique technology associated with the Vitoss Foam and Vitoss Bioactive Foam products and the growing orthopaedic market will result in the Orthovita component of our royalty income becoming more significant over the next fiscal year.

We have other royalty generating relationships, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Stock-Based Compensation

The following table summarizes total stock-based compensation expense, as determined pursuant to SFAS No. 123(R) Share-Based Payment (SFAS 123(R)), within each operating expense category of our Consolidated Statements of Income for the fiscal years presented:

	Stock-Based Compensation Fiscal Year Ended June 30,
	2009	2008			2007
	Total Stock-Based Compensation	Pre-Acceleration Stock-Based Compensation	Acceleration of Stock-Based Compensation Charge (1)	Total Stock-Based Compensation	Total Stock-Based Compensation
Cost of products sold	$504,552	$353,599	$251,732	$605,331	$263,151
Research and development	741,357	831,556	834,682	1,666,238	1,050,984
Selling, general and administrative	816,548	1,163,967	1,887,619	3,051,586	1,581,329

Total stock-based compensation expense	$2,062,457	$2,349,122	$2,974,033	$5,323,155	$2,895,464

(1)	See “Acceleration of Stock Awards” below.

Stock-based compensation expense consists of (a) stock options granted to employees, non-employee members of our Board of Directors, executive officers and non-employee outside consultants, (b) nonvested stock awards (i.e., restricted stock) granted to non-employee members of our Board of Directors, an executive officer and a non-employee outside consultant, and (c) cash-settled stock appreciation rights (SARs) granted to executive officers and other non-executive employees of our Company. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants. Our cash-settled SARs have been, and will continue to be, remeasured at each reporting period until all awards are settled. Fluctuations in the fair value of a liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award.

Total stock-based compensation expense for fiscal 2009 was impacted primarily by the amortized expense related to two years of equity grants, as well as expense resulting from unfavorable adjustments in the fair value of our cash-settled SARs, which were remeasured based on, among other factors, our closing stock price on June 30, 2009. See Note 17 to the Consolidated Financial Statements included in this Form 10-K for additional information concerning our stock-based compensation.

The following table summarizes our stock-based compensation expense, by fiscal year grant, for our fiscal years ended June 30, 2009 and 2008.

	Fiscal Year Ended June 30,
	2009	2008
CASH-SETTLED SARs

Fiscal Year 2007 Grant	$(390,503)	$940,993

STOCK OPTIONS
Fiscal Year 2005 Grant	$—	$2,422
Fiscal Year 2006 Grant	—	103,835
Fiscal Year 2007 Grant	—	9,347
Fiscal Year 2008 Grant	940,746	865,775
Fiscal Year 2009 Grant	998,584	—

	$1,939,330	$981,379

NONVESTED STOCK AWARDS
Fiscal Year 2005 Grant	$—	$36,328
Fiscal Year 2006 Grant	—	160,873
Fiscal Year 2007 Grant	—	34,569
Fiscal Year 2008 Grant	336,963	194,980
Fiscal Year 2009 Grant	176,667	—

	$513,630	$426,750

Total Acceleration Charge of Stock-Based Awards (a)	$—	$2,974,033

Total Equity Compensation Expense	$2,062,457	$5,323,155

(a)	See “Acceleration of Stock Awards” below.

Acceleration of Stock Awards

As we publicly announced on September 26, 2007, there was a “Change in Control” as defined in our Fifth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Kensey Nash Corporation Employee Incentive Compensation Plan, as amended through the relevant date, the “Employee Plan”), due to the purchase in the open market by an institutional investor of more than 20% of our shares of outstanding stock. As a result, all outstanding unvested stock options, stock appreciation rights and nonvested stock held by officers, employees, directors and others under this plan automatically became vested (and, in the case of options and stock appreciation rights, exercisable) in full. The accelerated vesting resulted in a non-cash charge of approximately $3.0 million primarily during the quarter ended September 30, 2007 of fiscal 2008. The charge represented a significant portion of our operating expenses in fiscal 2008, and, therefore, we have disclosed in the table above under “Stock Based Compensation” the amount related to the acceleration of stock-based compensation charges included within each operating expense category of our income statement for the fiscal year ended June 30, 2008. The acceleration removed all future equity compensation expense related to the then outstanding stock options and nonvested shares under the plan as of the date of acceleration. However, all cash-settled SARs, including the rights in which the vesting was accelerated, continue to be marked to market on a quarterly basis and equity compensation expense is incurred with respect to all new stock compensation awards granted after this event.

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

Royalty Revenue. Royalty revenue is recognized as the related product is sold by our customers to end-users. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. See Note 1 to the Consolidated Financial Statements included in this Form 10-K for additional information concerning our royalty revenue recognition.

Accounting for Stock-Based Compensation. We use various forms of equity compensation, including stock options, nonvested stock grants, and cash-settled SARs, as a major part of our compensation programs to retain and provide incentives to our top management team members and other employees.

•

Fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model, which uses weighted average assumptions. Expected volatilities are based on historical volatility of our Common Stock, and other factors. We use historical data to estimate option exercise and employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant.

•

Nonvested stock awards (i.e. restricted stock) granted to non-employee members of our Board of Directors, executive officers and a non-employee consultant are accounted for using the fair value method under SFAS 123(R). Fair value for nonvested stock grants is based upon the closing price of our Common Stock on the date of the grant.

•

Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R), which classifies these awards as liabilities. Accordingly, we record these awards as a component of Other current liabilities on our Consolidated Balance Sheets. The fair value of each SAR is estimated on the date of grant using the Black-Scholes option-pricing model, which uses weighted average assumptions. Expected volatilities are based on the historical volatility of our Common Stock, as well as other factors. For liability awards, the fair value of the award, which determines the measurement of the liability on our Consolidated Balance Sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. We use historical data to estimate employee termination within the valuation model; employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of cash-settled SARs has been determined using the simplified method in accordance with Question 6 of SEC Staff Accounting Bulletin Topic 14.0.2, “Expected Term” (SAB 107), until such time that historical exercise behavior can be established. On December 12, 2007, SAB 110 was issued to extend the simplified method beyond 2007 for those companies that have concluded that their own historical exercise experience is not sufficient to provide a reasonable basis. We have reached this conclusion and believe that this simplified method provides a reasonable estimate of the expected term.

Revisions to any of our estimates or methodologies could cause a material impact to our financial statements.

Accounting for Investments in Debt and Equity Securities. We account for our investment portfolio in accordance with the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), and related interpretations and staff positions, FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). We have classified our entire investment portfolio as available-for-sale marketable securities with secondary or resale markets and report the portfolio at fair value with unrealized gains and losses included in Stockholders’ equity and realized gains and losses in Other income. We currently have investment securities with fair values that are less than their amortized cost and therefore contain unrealized losses. We have evaluated these securities and have determined that the decline in value is not related to any company or industry specific event. We have the intent and the ability to hold each of these investments until a recovery of the fair value. There is no current requirement to sell any of these investments. We anticipate full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Revisions to our classification of these investments and/or a determination other than the anticipation of a full recovery of the amortized costs at maturity or sooner could result in our realizing gains and losses on these investments and, therefore, have a material impact on our financial statements. As of June 30, 2009, we were in compliance with all of our affirmative, restrictive and financial maintenance covenants.

Valuation of Financial Instruments. Effective July 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), and related interpretations and staff positions, FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4) and FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), for financial assets and liabilities, which provides guidance for using fair value to measure financial assets and liabilities by defining fair value as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. See Note 14 to the Consolidated Financial Statements included in this Form 10-K for further discussion regarding the fair value of financial assets and liabilities.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Years 2009 and 2008

Total Revenues. Total revenues increased 3% to $82.1 million in fiscal 2009 from $79.8 million in fiscal 2008.

Total Net Sales. Net sales of products increased 2% to $54.9 million for fiscal 2009 compared to net sales of $53.8 million for fiscal 2008. We had a $3.5 million, or 7%, increase in our biomaterials sales, offset by a $2.4 million, or 38%, decrease in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $51.0 million in fiscal 2009, a 7% increase compared to $47.5 million in fiscal 2008. Biomaterials sales includes revenue recognized from products shipped as well as revenue generated from product development programs with biomaterials customers. The increase in biomaterials sales was primarily the result of strong sales in both the cardiovascular and orthopaedic product lines. Sales of Angio-Seal components to St. Jude Medical of $18.3 million increased $2.8 million, or 18%, compared to $15.5 million in fiscal 2008.

Orthopaedic sales were $29.8 million in fiscal 2009, a 1% increase compared to $29.4 million in fiscal 2008. The orthopaedic product sales increase was primarily the result of spine products sales, which increased 6% to $13.7 million in fiscal 2009, from $12.9 million in fiscal 2008. The increase in sales of spine products was primarily attributable to strong sales of current and new product lines to Orthovita, and cancellation fees charged to a customer for research and development work performed, offset, in part by weaker sales of our bone void filler products based on customer inventory levels and what we believe is increased competition in this market. Sports medicine product sales of $15.5 million decreased by 1% from $15.6 million in fiscal 2008. Sports medicine product sales in fiscal 2009 were positively impacted due to new product launches and stronger sales of existing products, however were offset by exceptionally high orders in the fourth quarter of fiscal 2008 from two major customers and current economic conditions, which negatively impacted customer inventory levels.

Endovascular Sales. Endovascular sales were $3.9 million in fiscal 2009, a 38% decrease compared to sales of $6.2 million in fiscal 2008. Endovascular sales include revenue recognized from products shipped, as well as milestone revenue recognized from product development programs with Spectranetics. During fiscal 2009, endovascular product sales to Spectranetics were at a reduced transfer price compared to the direct to market price reflected in our historical sales figures. The decrease in endovascular sales in fiscal 2009 from fiscal 2008 is a direct result of this reduced transfer price, as overall net unit sales to Spectranetics increased as compared to fiscal 2008 end-user unit sales. During fiscal 2009, we announced the accomplishment of two milestones under our Development and Regulatory Service Agreement with Spectranetics, which resulted in $2.5 million of cash payments and our recognition of $625,000 in revenue.

Royalty Income. Royalty income increased 4% to $27.2 million in fiscal 2009 from $26.0 million in fiscal 2008.

Angio-Seal royalty income from St. Jude Medical end-user sales of $21.2 million decreased 1% compared to $21.4 million in fiscal 2008. We estimate that Angio-Seal royalties for fiscal 2009 were negatively impacted due to foreign currency exchange by approximately $600,000 compared to foreign currency exchange of fiscal 2008. Despite the negative impact of foreign currency exchange, St. Jude Medical’s end-user sales of the Angio-Seal device, which included the negative impact of foreign currency exchange, only declined by 1% in fiscal 2009 from the prior fiscal year.

Royalty income from net end-user sales of Orthovita’s Vitoss, Vitoss Foam and Vitoss Bioactive Foam products in fiscal 2009 of $5.8 million increased 31% compared to $4.4 million in fiscal 2008. End-user sales of our co-developed Vitoss Foam and Vitoss Bioactive Foam products increased 38% in fiscal 2009 compared to fiscal 2008. The recent successful introduction of the new Vitoss Bioactive Foam products, as well as the continued sales of existing Vitoss Foam products by Orthovita in the end-user marketplace, contributed to the increase in royalty income.

Cost of Products Sold.

	Fiscal Year Ended 6/30/09	Fiscal Year Ended 6/30/08	% Change Prior Period to Current Period
Cost of products sold	$24,193,941	$27,211,681	(11%)
Gross Margin on Net Sales	56%	49%

Cost of products sold was $24.2 million in fiscal 2009, a $3.0 million, or 11%, decrease from $27.2 million in fiscal 2008. The decrease in cost of products sold for the period was primarily related to (i) prior year charges of $2.0 million for the sale of our Endovascular business to Spectranetics, (ii) prior year charges of $252,00 for the acceleration of stock-based awards, (iii) prior year charges of $155,000 for the discontinuance of the embolic protection platform, which were included within cost of products sold in the prior fiscal year and not applicable to fiscal 2009 and (iv) start-up costs associated with the new Safe-Cross product line in fiscal 2008 that did not recur in fiscal 2009, offset by a $1.1 million increase in total net sales.

Gross margin on net sales in fiscal 2009 was 56% compared to gross margin on net sales of 49% in fiscal 2008. The increase in gross margin in fiscal 2009 compared to the prior fiscal year was due in part to product mix, as well as higher volumes, process improvements and revenue generated from product development programs with biomaterials customers. The gross margin in the same period of the prior fiscal year was negatively affected by start-up costs associated with the Safe-Cross product line, as we initiated and continued to refine the manufacturing process on this new product line. Also negatively impacting the gross margin in the prior fiscal year by approximately 5% were the charges related to the sale of our endovascular division, the acceleration of stock-based awards and the discontinuance of the embolic protection platform.

Research and Development Expense.

	Fiscal Year Ended 6/30/09	Fiscal Year Ended 6/30/08	% Change Prior Period to Current Period
Research & Development	$18,134,442	$17,200,762	5%
Research & Development as a % of Revenue	22%	22%

Research and development expense was $18.1 million in fiscal 2009, a $934,000, or 5%, increase from $17.2 million in fiscal 2008. The increase in research and development expense for the period over the prior fiscal year was due to (i) a $1.3 million increase in our biomaterials research and development expenses primarily due to design and development expenses related to the commencement of, and increased focus in, our articular cartilage regeneration matrix and ECM projects and expenses incurred in connection with a customer cancellation of research and development projects and (ii) a $471,000 increase in our personnel costs, primarily related to an increase in stock-based equity compensation costs. These increases are offset by an $835,000 charge incurred for the acceleration of stock-based awards in the prior fiscal year, which was not applicable to fiscal 2009. During fiscal 2009, we furthered our cartilage preclinical studies in preparation for a U.S. clinical trial, and, in February 2009, filed an IDE submission for a cartilage U.S. clinical trial.

Research and development expenses were 22% of our total revenues for each of the fiscal years ended 2009 and 2008. We believe research and development expenditures in total as a percentage of revenue will increase slightly in fiscal 2010 compared to fiscal 2009. We believe that this expected increase will primarily be the result of our increased focus on our cartilage repair product, with efforts dedicated to clinical programs to further this product toward achieving regulatory approvals, and additional stock-based compensation expense primarily due to the fiscal 2008 acceleration of stock awards.

Selling, General and Administrative Expense.

	Fiscal Year Ended 6/30/09	Fiscal Year Ended 6/30/08	% Change Prior Period to Current Period
Selling, General and Administrative	$9,219,001	$27,575,105	(67%)
Selling, General and Administrative as a % of Revenue	11%	35%

Selling, general and administrative expense was $9.2 million in fiscal 2009, an $18.4 million, or 67% decrease from $27.6 million in fiscal 2008. The decrease in selling, general and administrative expense from the prior fiscal year was due to (i) a $14.1 million decrease in our sales and marketing efforts, primarily due to the elimination of our direct sales and marketing efforts for our endovascular products after the sale of these product lines to Spectranetics in May 2008, (ii) a $2.3 million decrease in our stock-based equity compensation costs, primarily due to a charge of $1.9 million incurred for the acceleration of stock-based awards in the prior year which was not applicable to fiscal 2009, (iii) an approximate $76,000 decrease due to the charge incurred in the prior year related to the discontinuance of the embolic protection platform, which was not applicable to fiscal 2009 and (iv) a charge of $2.5 million incurred for the sale of our Endovascular business to Spectranetics in May 2008, which was not applicable to fiscal 2009. All of these decreases were partially offset by a $478,000 aggregate increase in professional fees, including legal, audit and tax fees, and our Board of Director fees.

Selling, general and administrative expenses were 11% and 35% of our total revenues for each of the fiscal years ended 2009 and 2008, respectively. We believe selling, general and administrative expenditures in total as a percentage of revenue will remain consistent in fiscal 2010 with fiscal 2009, primarily as the result of additional stock-based compensation expense, due in large part to the fiscal 2008 acceleration of stock awards.

Interest Income & Interest Expense. Interest income decreased by 34% to $1.2 million in fiscal 2009 from $1.8 million for fiscal 2008. This decrease was due primarily to lower interest rates, partially offset by an increase of 46% in our average cash and investment balance during the fiscal year ended June 30, 2009 over the prior fiscal year.

Interest expense during fiscal 2009 was $2.1 million compared to $1.5 million during the prior year. In November 2007, we borrowed the remaining $27.0 million available under the Mortgage with Citibank, F.S.B., increasing our outstanding balance to $35.0 million. The Mortgage is hedged by a fixed interest rate Swap bearing interest of 6.44%. We expect our interest expense to decrease as we continue to pay down the Mortgage principal. The Mortgage balance was $32.8 million as of June 30, 2009. See Note 13 and Note 14 to the Consolidated Financial Statements included in this Form 10-K for additional information concerning our Mortgage and Swap.

Other Income/Loss. Other non-operating income was $151,000 in fiscal 2009, a fluctuation of $371,000 from a non-operating loss of $220,000 for fiscal 2008. This non-operating income for fiscal 2009 was due to final settlement of outstanding items related to our Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania Governor’s Action Team. See Note 21 to the Consolidated Financial Statements included in this Form 10-K for additional information concerning the Opportunity Grant. The non-operating loss for fiscal 2008 represented non-operating items, including gain/loss on foreign currency exchange, gain/loss on sales of assets and the loss from the sale of our mutual fund investment, offset by gains from the sale of selected municipal obligations.

Income Tax Expense. Our tax expense in fiscal 2009 was $9.7 million, resulting in an effective tax rate of approximately 33%. Our fiscal 2008 effective tax rate was 27%. As a result of the October 2008 Congressional approval of an extension of the Research & Experimentation (R&E) Tax Credit, we recorded a retroactive adjustment to our tax provision during our second fiscal quarter ended December 31, 2008, which reduced our effective tax rate for fiscal 2009 to 33%. Our effective tax rate was impacted by an income tax benefit in both fiscal years 2009 and 2008. See Note 22 to the Consolidated Financial Statements included in this Form 10-K for additional information concerning our effective tax rate.

RESULTS OF OPERATIONS

Comparison of Fiscal Years 2008 and 2007

Total Revenues. Total revenues increased 15% to $79.8 million in fiscal 2008, from $69.5 million in fiscal 2007.

Total Net Sales. Net sales of products increased 20% to $53.8 million for fiscal 2008 compared to net sales of $44.9 million for fiscal 2007. We had a $6.4 million, or 16%, increase in our biomaterials sales and a $2.4 million, or 64%, increase in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $47.5 million in fiscal 2008, a 16% increase compared to $41.1 million in fiscal 2007. Biomaterials sales includes revenue recognized from products shipped, as well as revenue generated from product development programs with biomaterials customers. The increase was primarily due to an increase in orthopaedic sales of $7.6 million, or 35%, to $29.4 million in fiscal 2008 compared to $21.8 million in fiscal 2007. The orthopaedic sales growth was primarily the result of sales to Arthrex of $14.0 million, which represented an increase of $3.0 million, or 27%, over the prior fiscal year. Additionally, sales to Orthovita increased $1.9 million, or 35%, to $7.3 million in fiscal 2008 compared to $5.4 million in fiscal 2007 due to strong end user sales of existing products and initial shipments for the new Vitoss Bioactive Foam product line, which was fully launched by Orthovita in the fourth quarter of our fiscal 2008. The fiscal 2008 orthopaedic sales growth was also impacted by $2.0 million of new product sales resulting from our MacroPore Biosurgery assets acquisition, completed in May 2007. Other biomaterials sales increased $716,000, or 37%, to $2.6 million in fiscal 2008 compared to $1.9 million in fiscal 2007.

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

Endovascular Sales. Endovascular sales were $6.2 million in fiscal 2008, a 64% increase compared to sales of $3.8 million in fiscal 2007. Sales in the U.S. increased 39% to $3.9 million from $2.8 million due to the continuation of the launch of the Safe-Cross device and the continued market acceptance of the ThromCat System and the QuickCat Catheter during fiscal 2008. U.S. sales included sales to Spectranetics, Inc. late in our fiscal 2008 fourth quarter. International endovascular sales increased 135% year over year to $2.3 million from $993,000 due to increased market acceptance of the ThromCat and QuickCat devices during fiscal 2008. We issued $466,000 of U.S. and international sales credits to customers during fiscal 2007 related to the recall and discontinuance of our embolic protection product line.

Royalty Income. Royalty income increased 6% to $26.0 million in fiscal 2008 from $24.6 million in fiscal 2007.

Angio-Seal royalty income from St. Jude Medical end-user sales increased 3% to $21.4 million in fiscal 2008 compared to $20.8 million in fiscal 2007 based on St. Jude Medical revenue of approximately $360 million during fiscal 2008 compared to $350 million in fiscal 2007.

Orthovita royalty income increased 19% in fiscal 2008 over fiscal 2007. Total royalty income from Orthovita was approximately $4.4 million for fiscal 2008 compared to $3.7 million in fiscal 2007. End-user sales of our co-developed Vitoss™ Foam products increased 23% in fiscal 2008 compared to fiscal 2007.

Cost of Products Sold.

	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07	% Change Prior Period to Current Period
Cost of products sold	$27,211,681	$24,621,727	(11%)
Gross Margin	49%	45%

Cost of products sold was $27.2 million in fiscal 2008, a $2.6 million, or 11%, increase from $24.6 million in fiscal 2007. The increase in costs of products sold for fiscal 2008 was primarily related to (i) a $3.6 million increase in net sales and fiscal 2008 start-up costs associated with the Safe-Cross product line, as we initiated and continued to refine the manufacturing process on this new product line, (ii) $2.0 million in charges related to the sale of our endovascular division, (iii) a charge of $252,000 for the acceleration of stock awards, and (iv) $155,000 in charges related to the discontinuance of the embolic protection platform, which were not applicable to fiscal 2007 year. These charges in fiscal 2008 were offset by $3.4 million in charges related to the fiscal 2007 discontinuance of the embolic protection platform, which was not applicable to fiscal 2008.

Gross margin on net sales in fiscal 2008 was 49% compared to gross margin on net sales of 45% in fiscal 2007. The increase in gross margin in fiscal 2008 compared to the prior fiscal year was primarily related to the net effect of the discontinuance of the embolic protection platform in fiscal 2007 and the fiscal 2008 sale of our endovascular division, acceleration of stock awards and remaining charges related to the discontinuance of the embolic protection platform. In addition, contributing to the improvement in gross margin was an increase in sales, offset by start-up costs associated with the Safe-Cross product line described above. Negatively impacting the gross margin on net sales in fiscal 2008, by approximately 5 percentage points, was the sale of our endovascular division, acceleration of stock awards and discontinuance of the embolic protection platform. In fiscal 2007, the gross margin on net sales was negatively impacted by approximately 8 percentage points for the discontinuance of the embolic protection platform.

Research and Development Expense.

	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07	% Change Prior Period to Current Period
Research & Development	$17,200,762	$20,265,046	(15%)

Research and development expense was $17.2 million in fiscal 2008, a $3.1 million, or 15%, decrease from $20.3 million in fiscal 2007. The decrease in research and development expense for fiscal 2008 was primarily related to endovascular research and development expenses which decreased by $4.4 million due to a decrease in personnel costs, clinical trial expenses, development services and supplies expenses related to the embolic protection platform which did not recur in fiscal 2008 due to the discontinuance of our embolic protection platform in fiscal 2007, offset, in part by an increase in biomaterials research and development expense of $1.2 million over the comparable prior year due to additional costs related to the design and development expenses for our annulus repair, cartilage and resorbable interbody fusion projects. This decrease in research and development expense was also related to a $729,000 charge related to the fiscal 2007 discontinuance of the embolic protection platform, which was not applicable to fiscal 2008. These decreases were offset in fiscal 2008 by $10,000 in charges related to the sale of our endovascular division, a charge of $835,000 for the acceleration of stock-based awards and $93,000 in charges related to the discontinuance of the embolic protection platform.

Selling, General and Administrative Expense.

	Fiscal Year Ended 6/30/08	Fiscal Year Ended 6/30/07	% Change Prior Period to Current Period
Sales & Marketing	$14,747,334	$12,524,501	18%
General & Administrative	12,827,771	8,299,525	55%

Total Selling, General & Administrative	$27,575,105	$20,824,026	32%

Total selling, general and administrative expense was $27.6 million in fiscal 2008, a $6.8 million, or 32%, increase from fiscal 2007.

Sales & Marketing. Sales and marketing expense was $14.7 million in fiscal 2008, a $2.2 million, or 18%, increase from $12.5 million in fiscal 2007. The increase in sales and marketing expense in fiscal 2008 was primarily due to (i) $2.4 million in charges related to the sale of our endovascular division, (ii) a $260,000 charge for the acceleration of stock-based awards, (iii) $71,000 in charges related to the discontinuance of the embolic protection platform, while fiscal 2007 included $87,000 in charges related to the discontinuance of the embolic protection platform, and (iv) a $682,000 increase in our European sales and marketing expenses, primarily caused by a $445,000 increase in personnel and travel expenses, a $129,000 increase in office costs and other professional fees and a $95,000 increase in marketing and convention expenses, part of which relates to an increase in the average Euro-to-Dollar exchange rate in fiscal 2008 as compared to fiscal 2007. The average Euro-to-Dollar exchange rate in fiscal 2008 was 1.47 versus an average exchange rate in fiscal 2007 of 1.31, an increase of approximately 12%.

Offsetting these charges to sales and marketing expense in fiscal 2008 was a $1.1 million decrease in our U.S. sales and marketing expenses, primarily due to a $445,000 decrease in personnel and travel expenses and a $665,000 decrease for conventions, advertising expense and product launches. Based on the timing of the sale of our Endovascular business, we had 11 months of a direct sales force in fiscal 2008 compared to 12 months in fiscal 2007. Despite the fact that we were growing our sales force at the start of fiscal 2008, the change in management’s direction as we sought strategic alternatives for the endovascular business drastically reduced other marketing initiatives and our ability to continue to recruit and to retain sales people during fiscal 2008, offsetting the increase in expenses at the beginning of fiscal 2008.

General & Administrative. General and administrative expense was $12.8 million in fiscal 2008, a $4.5 million, or 55%, increase from $8.3 million in fiscal 2007. General and administrative expense in fiscal 2008 includes the costs of our finance, information technologies, human resource and business development departments. The increase in general and administrative expense in fiscal 2008 was primarily due to (i) $2.5 million in charges related to the sale of our endovascular division, (ii) a $1.6 million charge for the acceleration of stock-based awards, (iii) $5,000 in charges related to the discontinuance of the embolic protection platform, while fiscal 2007 included $120,000 in charges related to the discontinuance of the embolic protection platform, and (iv) an increase in personnel costs of $222,000, including stock-based compensation expense, and an increase of $303,000 in amortization expense related to the amortization of the intangible asset acquired from MacroPore Biosurgery, Inc. late in our fourth quarter of fiscal 2007.

Loss on Sale of Endovascular Assets. In May 2008, we recorded a loss on the sale of certain assets of $1.2 million when we sold our endovascular business to Spectranetics, as the assets’ carrying value at the date of the transaction was in excess of the $10.0 million cash payment received at the closing of that transaction.

Interest Income & Interest Expense. Interest income increased by 63% to $1.8 million for fiscal 2008 from $1.1 million for fiscal 2007. This increase was due primarily to a 60% increase in our average cash and investment balance during the fiscal year ended June 30, 2008 over the comparable prior year period, as well as the effect of higher interest rates.

Interest expense during fiscal 2008 was $1.5 million compared to $427,000 during the prior year. In November 2007, we borrowed the remaining $27.0 million available under the Mortgage (See Note 13 to the Consolidated Financial Statements included in this From 10-K), increasing our outstanding balance to $35.0 million compared to $8.0 million in the prior year period and thereby increasing the interest paid on the Mortgage for the nine month period. The Mortgage is hedged by a fixed interest rate Swap of 6.44%. The Mortgage balance was $34.2 million as of June 30, 2008.

Other Income/Loss. Other non-operating loss was $220,000 in fiscal 2008, a decrease from a non-operating loss of $23,000 in fiscal 2007. Other non-operating loss in fiscal 2008 represents the loss from the sale of our mutual fund investment, offset by gains from the sale of selected municipal obligations. Non-operating income/

loss also includes items such as gain/loss on exchange and gain/loss on disposal of fixed assets. Other non-operating income for fiscal 2007 related primarily to loss on disposal of fixed assets, offset by revenue recognized from a $500,000 Opportunity Grant received from the Commonwealth of Pennsylvania Governor’s Action Team (See Note 21 to the Consolidated Financial Statements included in this Form 10-K).

Income Tax Expense. Our tax expense in fiscal 2008 was $1.8 million, resulting in an effective tax rate of 27%, while our fiscal 2007 effective tax rate was only 18%. Our effective tax rate was impacted by an income tax benefit in both fiscal years 2007 and 2008. In fiscal 2007, we recorded a retroactive adjustment to our tax provision as a result of Congressional approval of an extension of the Research & Experimentation (R&E) tax credit, which reduced our effective tax rate (See Note 22 to the Consolidated Financial Statements included in this Form 10-K).

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $79.7 million as of June 30, 2009, an increase of $16.2 million from our balance of $63.5 million at June 30, 2008, the end of our prior fiscal year. Our working capital was $95.0 million as of June 30, 2009, an increase of $12.1 million from our working capital of $82.9 million at June 30, 2008. The increase in working capital is primarily a result of the increase in our cash and investment balances as a result of overall reduction in our fiscal 2009 selling, general, and administrative expenses due to the elimination of our direct sales and marketing efforts for our endovascular products after the sale of these product lines to Spectranetics in May 2008.

Operating Activities

Net cash provided by our operating activities was $33.2 million in the fiscal year ended June 30, 2009. For the fiscal year ended June 30, 2009, we had net income of $20.1 million, non-cash depreciation and amortization of $6.7 million, the net effect of non-cash employee stock-based compensation and related tax events of $2.8 million, and a net change in deferred income taxes of $1.2 million, which was primarily the result of our utilization of available prior years’ tax credits, offset by the deferred tax asset established in fiscal 2009 due to the tax treatment related to milestones payments from Spectranetics.

Cash provided by operations as a result of changes in asset and liability balances was $2.4 million. This increase in cash was primarily a result of (i) a decrease in our receivable balances of $2.8 million, (ii) an increase in deferred revenue of approximately $1.7 million related to the receipt of milestones payments pursuant to our Development and Regulatory Agreement with Spectranetics, and (iii) a decrease in prepaid expenses of $860,000, primarily due to our current federal tax liability position. These increases were offset, in part, by a decrease in accounts payable and accrued expenses of $1.5 million, primarily due to a decrease in accrued payroll and related compensation and a decrease in accrued endovascular transaction exit costs, and an increase in inventory of $1.3 million.

Investing Activities

Cash used in investing activities was $19.1 million for the fiscal year ended June 30, 2009. This amount was the result of $22.9 million of bond purchases, offset by $7.4 million of bond maturities within our investment portfolio.

We also invested $3.6 million in capital expenditures during the fiscal year ended June 30, 2009 to continue to expand our research and development and manufacturing capabilities and improve our information technology systems.

Financing Activities

Cash used in financing activities was $13.3 million for the fiscal year ended June 30, 2009. This amount was primarily the result of $19.4 million in repurchases of our Common Stock and $1.4 million in repayments of long-term debt, offset by $7.5 million in cash proceeds from the net effect of the exercise of stock-based awards.

Stock Repurchase Program

From time to time, we have made repurchases of our Common Stock pursuant to various programs established by our Board of Directors. On March 18, 2009, we announced that our Board of Directors had approved a new stock repurchase program that allows us to repurchase up to a total of 600,000 of the issued and outstanding shares of our Common Stock. This new program does not have a scheduled expiration date. During fiscal 2009, we repurchased and retired 806,666 shares of Common Stock for a total cost of $19.3 million, or an average market price per share of $23.92 under both the current 600,000 share repurchase program and the previously announced stock repurchase programs, using available cash. As of June 30, 2009, there were 194,705 shares remaining for repurchase under the current 600,000 stock repurchase program and the Company had 11,145,562 shares of Common Stock outstanding. We plan to finance any remaining repurchases using available cash, liquid investments and cash from operations. See Note 16 to the Consolidated Financial Statements included in this 10-K for additional information concerning the stock repurchase programs.

Stock Appreciation Rights (SARs) Buyback Program

We granted cash-settled SAR awards to eligible employees during the quarter ended September 30, 2006. Each award, when granted, provided the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a share of our Common Stock over the award’s exercise price. The exercise price of each SAR is equal to the closing market price of our Common Stock on the date of grant. The SARs were exercisable over a maximum term of five years from the date of grant and were to vest over a period of three years from the grant date. The first one-third of these grants was scheduled to vest during our quarter ended September 30, 2007. During the quarter ended September 30, 2007, the vesting of all equity compensation awards automatically accelerated due to the “Change in Control” as defined under the Employee Plan. See Note 17 to the Consolidated Financial Statements included in this 10-K for additional information concerning the accelerated vesting of all equity awards. Therefore, all granted cash-settled SAR awards are available for exercise and are subject to quarterly mark-to-market adjustments.

On November 14, 2007, in an effort to reduce our exposure to this liability we offered to buy back the SARs from all current eligible employees, excluding our executive officers, at the fair market value (Buyout Price), based on the closing price of our Common Stock on December 14, 2007, the settlement date. This offer resulted in our purchase of 173,940 SARs at a Buyout Price of $6.47 per SAR for a total of $1.1 million (net of our portion of payroll taxes) paid to the participating eligible employees. The remaining SARs will continue to be remeasured at each reporting period until all awards are settled. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the term of these grants.

General

We plan to continue to increase our research and development activities for our biomaterials products and continue our research and development activities for our endovascular products based on our research and development agreement with Spectranetics. Because we sold our endovascular product lines to Spectranetics in May 2008, the portion of our operating expense specifically related to endovascular sales and marketing efforts has been eliminated in fiscal 2009.

We believe our current cash and investment balances and expected future cash generated from operations will be sufficient to meet our operating, financing, and capital requirements for the next 12 months. Although we believe our cash and investment balances will also be sufficient on a much longer term basis, that will depend on numerous factors, including: market acceptance of our existing and future products; the successful commercialization of products in development; the costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, future clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

The terms of any future equity financing we undertake may be dilutive to our stockholders, and the terms of any debt financing may contain restrictive covenants that limit our ability to pursue certain courses of action. Our ability to obtain financing is dependent on the status of our future business prospects, as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be available to us, or will be available to us on acceptable terms, should such a need arise.

Contractual Obligations and Other Contingent Commitments

Presented below is a summary of our approximate aggregate contractual obligations and other contingent commitments at June 30, 2009 for future payments under contracts and other contingent commitments, for the year 2010 and beyond:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($35 million)	$32,783,330	$1,400,000	$2,800,000	$2,800,000	$25,783,330
Interest on mortgage	25,172,818	2,098,891	3,928,743	3,557,877	15,587,307
Purchase Obligations (2):	1,373,049	1,373,049	—	—	—
Other Obligations:
Research and Development Contractual Obligations (3)	2,750,000	—	—	—	—
Employment Agreements (4)	1,881,000	1,414,000	467,000	—	—
FIN 48 Tax Obligations (5)	—	—	—	—	—
Other Long-Term Liabilities
Deferred Revenue Non-Current (6)	1,808,902	—	1,349,671	284,231	175,000
Other Non-Current Liabilities (7)	4,502,900	—	—	—	—

Total Contractual Obligations	$70,271,999	$6,285,940	$8,545,414	$6,642,108	$41,545,637

These obligations are related to the Mortgage and agreements to purchase goods or services that are legally binding and enforceable against us.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage outstanding principal balance of $32.8 million as of June 30, 2009. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the future interest obligations are not recorded on our Consolidated Balance Sheet. See Note 13 to the Consolidated Financial Statements included in this Form 10-K.

(2)	These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 19 to the Consolidated Financial Statements included in this Form 10-K.

(3)

Under the Development and Regulatory Services Agreement with Spectranetics, as amended, the Company’s contributions are limited to a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products. We are unable to reliably estimate the amount and timing of these contributions because they are dependent on the type, complexity of the clinical studies and intended use of the product which has not been established. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 19 and Note 26 to the Consolidated Financial Statements included in this Form 10-K.

(4)	The Company has entered into employment agreements with certain of its named executive officers. These employment agreements provide for, among other things, aggregate annual base salaries of $1,881,000 though fiscal 2012. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 19 to the Consolidated Financial Statements included in this Form 10-K.

(5)	Liabilities for uncertain tax positions in the aggregate amount of $141,194 have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of these liabilities. See Note 22 to the Consolidated Financial Statements included in this Form 10-K.

(6)	Non-current deferred revenue includes milestone payments received by the Company pursuant to customer agreements, as well as advanced payments from customers for future services. In accordance with U.S. GAAP, these liabilities are recorded on our Consolidated Balance Sheets. See Note 5 and Note 26 to the Consolidated Financial Statements included in this Form 10-K.

(7)	This value represents the estimated amount the Company would pay to terminate the Swap if the Company were to prepay the mortgage. We currently do not intend to prepay the mortgage and therefore are unable to reliably estimate the period of cash settlement of the Swap, if any. In accordance with U.S. GAAP, this liability is recorded on our Consolidated Balance Sheets. See Note 13 to the Consolidated Financial Statements included in this Form 10-K.

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

Investment Portfolio

Our investment portfolio consists of high quality municipal securities. The majority of these investments have maturities ranging from less than one year to approximately four years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only marketable securities with secondary or resale markets. We have an audit-committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of June 30, 2009, our total investment portfolio consisted of approximately $30.2 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale marketable securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We review our investments to identify and evaluate investments that have an indication of possible impairment. We have the ability and intent to hold each of these investments until a recovery of their respective fair values, which may be at maturity, and there is no current requirement to sell any of these investments. Additional information regarding our investments is located in Note 2 to the Consolidated Financial Statements included herein in this form 10-K.

Debt

On May 25, 2006, we entered into a $35.0 million aggregate ten-year fixed interest rate swap agreement (the Swap), with Citibank, N.A., to manage the market risk from changes in interest rates under the Mortgage. As of June 30, 2009 we had taken the full $35.0 million advance under the Mortgage (See Note 13 to the Consolidated Financial Statements included in this Form 10-K). Our objective and strategy for undertaking the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. We currently utilize the Hypothetical Derivative Method in determining the hedge effectiveness of the hedged item each period. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. If the conditions underlying the Swap or the hedge item change, there is a risk that our hedged item would be deemed an ineffective hedge, and therefore, we would record changes in the fair value of the Swap within our Consolidated Statements of Income, as well as our Consolidated Statements of Cash Flows. Additional information regarding the Swap is located in Note 14 to the Consolidated Financial Statements included in this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kensey Nash Corporation:

Exton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Kensey Nash Corporation and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kensey Nash Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

September 14, 2009

KENSEY NASH CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,474,255	$48,706,232
Investments	30,230,131	14,789,909
Trade receivables, net of allowance for doubtful accounts of $13,513 and $14,713 at June 30, 2009 and 2008, respectively	4,657,850	6,617,156
Royalties receivable	6,426,072	7,010,404
Other receivables (including approximately $2,614 and $1,379,000 at June 30, 2009 and 2008, respectively, due from employees)	362,805	2,020,295
Inventory	10,585,065	9,270,864
Deferred tax asset, current portion	2,490,406	4,277,864
Prepaid expenses and other	941,966	1,859,958

Total current assets	105,168,550	94,552,682

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	4,883,591
Building	46,380,229	45,869,376
Machinery, furniture and equipment	31,287,825	28,494,805
Construction in progress—new facility	—	135,619
Construction in progress	238,030	362,664

Total property, plant and equipment	82,789,675	79,746,055
Accumulated depreciation	(24,816,780)	(20,147,747)

Net property, plant and equipment	57,972,895	59,598,308

OTHER ASSETS:
Deferred tax asset, non-current portion	807,538	—
Acquired patents and other intangibles, net of accumulated amortization of $5,661,326 and $4,788,389 at June 30, 2009 and 2008, respectively	2,685,040	3,807,977
Goodwill	4,366,273	4,366,273
Other non-current assets	90,134	103,324

Total other assets	7,948,985	8,277,574

TOTAL	$171,090,430	$162,428,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,100,245	$2,049,318
Accrued expenses	5,541,804	6,922,904
Other current liabilities	295,764	686,267
Current portion of debt	1,399,997	1,399,997
Deferred revenue	782,906	601,131

Total current liabilities	10,120,716	11,659,617

OTHER LIABILITIES:
Long-term debt	31,383,333	32,783,333
Deferred revenue, non-current	1,808,902	304,939
Deferred tax liability, non-current	—	420,598
Other non-current liabilities	4,502,900	2,690,421

Total liabilities	47,815,851	47,858,908

COMMITMENTS AND CONTINGENCIES (Note 19)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, no shares issued or outstanding at June 30, 2009 and 2008	—	—
Series A junior participating preferred stock, $.001 par value, 25,000 shares authorized, no shares issued or outstanding at June 30, 2009 and 2008	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,145,562 and 11,640,221 shares issued and outstanding at June 30, 2009 and 2008, respectively	11,142	11,640
Capital in excess of par value	65,035,608	75,242,265
Retained earnings	61,097,706	41,018,596
Accumulated other comprehensive loss	(2,869,877)	(1,702,845)

Total stockholders’ equity	123,274,579	114,569,656

TOTAL	$171,090,430	$162,428,564

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2009	2008	2007
REVENUES:
Net sales
Biomaterial sales	$51,045,578	$47,538,923	$41,116,112
Endovascular sales	3,858,187	6,221,942	3,786,257

Total net sales	54,903,765	53,760,865	44,902,369
Royalty income	27,177,085	26,030,032	24,592,076

Total revenues	82,080,850	79,790,897	69,494,445

OPERATING COSTS AND EXPENSES:
Cost of products sold	24,193,941	27,211,681	24,621,727
Research and development	18,134,442	17,200,762	20,265,046
Selling, general and administrative	9,219,001	27,575,105	20,824,026
Loss on sale of endovascular assets	—	1,212,478	—

Total operating costs and expenses	51,547,384	73,200,026	65,710,799

INCOME FROM OPERATIONS	30,533,466	6,590,871	3,783,646

OTHER INCOME (EXPENSE):
Interest income	1,179,851	1,775,044	1,087,023
Interest expense	(2,075,486)	(1,539,624)	(427,121)
Other income (loss)	151,435	(220,332)	(22,981)

Total other (expense)/income—net	(744,200)	15,088	636,921

INCOME BEFORE INCOME TAX	29,789,266	6,605,959	4,420,567
Income tax expense	(9,710,156)	(1,816,180)	(787,416)

NET INCOME	$20,079,110	$4,789,779	$3,633,151

BASIC EARNINGS PER SHARE	$1.74	$0.40	$0.31

DILUTED EARNINGS PER SHARE	$1.69	$0.38	$0.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,547,266	11,891,469	11,773,317

DILUTED WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	11,897,835	12,471,298	12,580,526

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE, JUNE 30, 2006	11,618,210	$11,618	$80,664,473	$32,800,281	$(284,736)		$113,191,636
Exercise/issuance of:
Stock options	286,809	287	3,582,107				3,582,394
Nonvested stock awards	55,649	56	(56)				—
Exchange of nonvested shares for taxes	(19,872)	(20)	(546,405)				(546,425)
Stock repurchase	(10,000)	(10)	(238,423)				(238,433)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			1,541,490				1,541,490
Nonvested stock awards			(21,396)				(21,396)
Employee stock-based compensation:
Stock options			877,947				877,947
Nonvested stock awards			1,575,546				1,575,546
Net Income				3,633,151		$3,633,151	3,633,151
Foreign currency translation adjustment					24,232	24,232	24,232
Change in unrealized loss on investments (net of tax)					140,722	140,722	140,722
Interest rate swap unrealized loss (net of tax)					(111,077)	(111,077)	(111,077)

Comprehensive income						$3,687,028

BALANCE, JUNE 30, 2007	11,930,796	$11,931	$87,435,283	$36,433,432	$(230,859)		$123,649,787

Cumulative effect adjustment for adoption of FIN 48				(204,615)			(204,615)
Exercise/issuance of:
Stock options	492,148	492	6,377,005				6,377,497
Nonvested stock awards	103,517	103	(103)				—
Exchange of nonvested shares for taxes	(18,401)	(18)	(441,380)				(441,398)
Stock repurchase	(867,839)	(868)	(24,461,871)				(24,462,739)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			2,532,819				2,532,819
Nonvested stock awards			(181,703)				(181,703)
Share based compensation granted to non-employee			115,013				115,013
Employee stock-based compensation:
Stock options			1,849,884				1,849,884
Nonvested stock awards			2,017,318				2,017,318
Net Income				4,789,779		$4,789,779	4,789,779
Foreign currency translation adjustment					(135,608)	(135,608)	(135,608)
Change in unrealized loss on investments (net of tax)					102,694	102,694	102,694
Interest rate swap unrealized loss (net of tax)					(1,439,072)	(1,439,072)	(1,439,072)

Comprehensive income						$3,317,793

BALANCE, JUNE 30, 2008	11,640,221	$11,640	$75,242,265	$41,018,596	$(1,702,845)		$114,569,656

Exercise/issuance of:
Stock options	301,930	302	5,148,912				5,149,214
Nonvested stock awards	14,852	15	(15)				—
Stock repurchase	(814,941)	(815)	(19,493,613)				(19,494,428)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			1,756,244				1,756,244
Nonvested stock awards			(48,748)				(48,748)
Employee stock-based compensation:
Stock options			1,990,956				1,990,956
Nonvested stock awards			439,607				439,607
Net Income				20,079,110		$20,079,110	20,079,110
Change in unrealized loss on investments (net of tax)					123,869	123,869	123,869
Interest rate swap unrealized loss (net of tax)					(1,290,901)	(1,290,901)	(1,290,901)

Comprehensive income						$18,912,078

BALANCE, JUNE 30, 2009	11,142,062	$11,142	$65,035,608	$61,097,706	$(2,869,877)		$123,274,579

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$20,079,110	$4,789,779	$3,633,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,723,345	7,250,397	8,095,492
Employee stock-based compensation:
Stock options	1,939,330	1,901,510	877,947
Nonvested stock awards	513,630	2,050,892	1,575,546
Cash-settled stock appreciation rights	(390,503)	1,370,753	441,971
Tax benefit/(deficiency) from exercise of stock options
Stock options	1,756,244	2,532,819	1,541,490
Nonvested stock awards	(48,748)	(181,703)	(21,396)
Excess tax benefits from share-based payment arrangements	(987,707)	(1,654,946)	(1,098,552)
Deferred income taxes	1,218,097	(1,839,544)	(829,929)
SAR exercise/repurchase/other	—	(1,126,457)	(546,425)
Loss on retirement of property, plant and equipment	45,726	132,263	105,306
Loss on sale of endovascular business	—	1,212,478	—
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	2,827,150	(2,152,616)	330,584
Prepaid expenses and other current assets	860,485	73,056	(621,184)
Inventory	(1,314,200)	(2,148,784)	(85,412)
Accounts payable and accrued expenses	(1,474,752)	2,676,188	2,035,087
Deferred revenue	181,775	250,392	147,388
Deferred revenue, non-current	1,503,963	(103,554)	(184,634)
Other current liabilities	—	441,971	(1,000,809)
Other non-current liabilities	(202,704)	308,325	101,439

Net cash provided by operating activities	33,230,241	15,783,219	14,497,060

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,679,240)	(4,122,865)	(9,348,131)
Acquisition of MacroPore Biosurgery, Inc.	—	(62,298)	(3,300,690)
Purchase of proprietary rights	—	(150,000)	—
Sale of investments	7,430,000	37,635,817	10,936,000
Purchase of investments	(22,900,352)	(25,415,138)	(16,038,821)
Restricted cash	—	—	1,000,809
Proceeds from sale of endovascular business	—	10,000,000	—

Net cash (used in) provided by investing activities	(19,149,592)	17,885,516	(16,750,833)

FINANCING ACTIVITIES:
Proceeds from secured commercial mortgage	—	27,000,000	—
Deferred financing costs paid	—	—	5,519
Repayments of long term debt	(1,400,000)	(816,670)	—
Stock repurchase	(19,423,525)	(24,462,739)	(238,433)
Excess tax benefits from share-based payment arrangements	987,707	1,654,946	1,098,552
Exchange of nonvested shares for taxes	—	(441,398)	—
Proceeds from exercise of stock options	6,523,192	5,003,519	3,582,394

Net cash (used in) provided by financing activities	(13,312,626)	7,937,658	4,448,032

EFFECT OF EXCHANGE RATE ON CASH	—	11,870	19,244
INCREASE IN CASH	768,023	41,618,263	2,213,503
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48,706,232	7,087,969	4,874,466

CASH AND CASH EQUIVALENTS, END OF YEAR	$49,474,255	$48,706,232	$7,087,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $119,171, $48,146 and $100,638 at June 30, 2009, 2008 and 2007, respectively)	$2,108,229	$1,494,222	$427,122

Cash paid for income taxes	$5,453,622	$500,000	$914,826

Retirement of fully depreciated property, plant and equipment	$817,341	$4,349,137	$2,794,114

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2009, 2008 AND 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company—Kensey Nash Corporation (the Company) is a leading medical technology company that provides innovative solutions and technologies for a wide range of medical procedures. The Company is a leader in developing, manufacturing and processing resorbable biomaterials products, incorporating its proprietary collagen and synthetic polymer technology. This expertise is used to develop and commercialize its products through strategic partners. The Company has an extensive range of products, which are sold in multiple medical markets, including, the cardiology, orthopaedic, sports medicine, spine, endovascular and general surgery markets. The Company is known as a pioneer in the field of arterial puncture closure, as the inventor and developer of the Angio-Seal™ Vascular Closure Device, which is licensed to St. Jude Medical, Inc. Kensey Nash Corporation was incorporated in Delaware on August 6, 1984.

Principles of Consolidation and Basis of Presentation—The consolidated financial statements include the accounts of Kensey Nash Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) necessarily requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenue and expense during the periods presented.

The Consolidated Statements of Income for the years ended June 30, 2008 and 2007 have been reclassified to reflect aggregated selling, general and administrative expenses, which were previously separated as two line items. These costs have been aggregated due to the elimination of the Company’s direct sales and marketing efforts for its endovascular products after the sale of these product lines to The Spectranetics Corporation (Spectranetics) in May 2008. There was no impact on amounts presented for income from operations.

Subsequent Events—The Company has evaluated subsequent events through the date these financial statements were issued, September 14, 2009, and no recognized or unrecognized subsequent events were noted.

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

Sale of Endovascular Division—On May 13, 2008, the Company announced that it had entered into a definitive agreement to sell its Endovascular business to Spectranetics. This transaction includes the sale of the ThromCat®, QuickCat™ and Safe-Cross® product lines and established a strategic partnership between the Company and Spectranetics. See Note 26 for additional information and a discussion of the transaction and other related charges.

Cash and Cash Equivalents—Cash and cash equivalents represent cash in banks and short-term investments having an original maturity of less than three months.

Fair Value of Financial Instruments—The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt approximated fair value as of June 30, 2009 and 2008. See Note 2 and Note 14 regarding the fair value determination of certain of these instruments.

Comprehensive Income—The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive (loss) income is shown in the Consolidated Statements of Stockholders’ Equity at June 30, 2009, 2008 and 2007, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities, foreign currency translation adjustments and change in interest rate swap value. Included in the Company’s net income for the fiscal year ended June 30, 2008, is $(237,413) of currency translation adjustments that were written off as a result of the sale of the GmbH subsidiary to Spectranetics on May 30, 2008. The net tax effects (benefit) for fiscal 2009, 2008, and 2007 of other comprehensive (loss) income were $(658,775), $(697,759) and $(28,946), respectively.

Property, Plant and Equipment—Property, plant and equipment consists primarily of building, land, machinery and equipment and construction in progress and is recorded at cost. Maintenance and repairs are expensed as incurred. Building, machinery, furniture and equipment are depreciated using the straight-line method over its useful life ranging from two to 30 years. Depreciation expense on property, plant and equipment was $5,367,713, $5,806,925 and $6,920,431 for each fiscal year ended June 30, 2009, 2008 and 2007, respectively.

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

Under SFAS 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that an impairment loss may have been incurred. Intangible assets with definite useful lives will continue to be amortized over their respective useful lives.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted expected future cash flows to be generated by the related asset are less than the carrying value of the asset, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate at which the Company borrows or the Company’s weighted average cost of capital.

Accounts Receivable Allowance—The Company had trade receivable allowances of $13,513 and $14,713 at June 30, 2009 and 2008, respectively. The Company established trade receivable allowances of $0 and $12,000 and wrote off amounts totaling $1,200 and $5,506 in the years ended June 30, 2009 and 2008, respectively. These amounts are included in Selling, general and administrative expense for the years ended June 30, 2009 and 2008.

Revenue Recognition

Sales Revenue

The Company recognizes revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), which superseded SAB No. 101, Revenue Recognition in Financial Statements (SAB 101). In addition, the Company follows the provisions of Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21), for certain collaborative arrangements containing multiple revenue elements which were entered into, or materially amended, after June 30, 2003. Sales revenue is generally recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including credits and discounts. The Company had net sales return provisions, credits and discounts of $33,000, $51,886, and $541,446, for the years ended June 30, 2009, 2008 and 2007, respectively. The significant amount in fiscal 2007, compared to fiscal 2009 and fiscal 2008, related to the sales credits given for embolic protection products related either to the product recall or the discontinuance of the program.

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

Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109) (See Note 22).

Earnings Per Share—Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share (SFAS 128), which requires the Company to report both basic and diluted earnings per share (EPS). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive (See Note 23). Options to purchase shares of our Common Stock that were outstanding for the years ended June 30, 2009, 2008 and 2007, but were not included in the computation of diluted EPS because the options would have been antidilutive are shown in the table below:

	June 30,
	2009	2008	2007
Number of options	978,193	570,516	376,103

Option price range	$25.55 – $35.71	$24.90 – $34.36	$22.93 – $34.36

Stock-Based Compensation—The Company adopted the provisions of SFAS No. 123(R) Share-Based Payment (FAS 123(R)), effective July 1, 2005, using the modified prospective approach and accounts for share-based compensation applying the fair value method for expensing stock options and nonvested stock awards.

The Company generally recognizes compensation expense for stock-based awards granted over the relevant vesting period of the awards. Fair value for stock options and cash-settled stock appreciation rights (SARs) is determined using the Black-Scholes model and the relevant expense is amortized over the applicable vesting period for stock options and marked to market for the SARs (See Note 17). Compensation expense related to stock-based awards is classified in the Consolidated Statements of Income within the same line items as salary expense. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of Selling, general and administrative expense.

Under APB 25 the Company’s policy had been to grant employee stock options with an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant, therefore recording no compensation expense. Prior to the adoption of FAS 123(R), the Company had expensed all share-based payments to non-employee outside consultants, as defined under SFAS 123, based upon the fair market value of such grants and all nonvested shares granted using the intrinsic value method under APB 25.

Derivative Instruments and Hedging Activities—The Company recognizes all derivatives as either assets or liabilities in the balance sheet, depending on the Company’s rights or obligations under the applicable derivative contract, and measures those instruments at fair value (See Note 14). The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (OCI), depending on if the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction.

New Accounting Pronouncements—

ADOPTED:

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Statement No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and must be applied prospectively. SFAS 165 was adopted on June 30, 2009. The Company has included the required disclosures for this standard in Note 1, “Summary of Significant Accounting Policies.”

In April 2009, the FASB issued three new FASB Staff Positions (FSPs), all of which impact the accounting and disclosure related to certain financial instruments:

FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased such that there is no active market or where the price inputs being used represent distressed sales. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly and reaffirms the need to use judgment when evaluating current markets. FSP FAS 157-4 was adopted as of June 30, 2009, and did not have a material impact on our consolidated financial position, results of operations or cash flows.

FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2), amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements, which includes when there is an intent or a requirement to sell the security before the recovery or if the security is not expected to recover. FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 was adopted on June 30, 2009, and did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources for U.S. GAAP and lists the categories in descending order and was effective November 15, 2008. The adoption of SFAS 162 did not affect the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosure about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet these objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This disclosure framework is intended to better convey the purpose of derivative use in terms of the risks that an entity is intending to manage. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which for the Company was its third quarter of fiscal 2009 ended March 31, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 14 for additional information regarding the Company’s adoption of SFAS 161.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a standard definition for fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is its 2009 fiscal year. In September 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to provide clarification of the application of SFAS 157 in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset in such a non-active market. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 14 for information and a discussion relating to the Company’s adoption of SFAS 157 as of July 1, 2008 for financial assets and financial liabilities.

TO BE ADOPTED:

In November 2007, the FASB ratified the consensus reached by the EITF on Issue 07-1: Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1). This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company is its 2010 fiscal year. This issue addresses the income statement classification of payments made between parties in a collaborative arrangement. The Company has not yet assessed the impact the adoption of EITF 07-1 will have on its financial position, cash flows or results of operations.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the fiscal years beginning on or after December 15, 2008, which for the Company is the first quarter of its 2010 fiscal year. Early adoption is prohibited. The Company has not yet assessed the impact the adoption of SFAS 142-3 will have on its financial position, cash flows or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1). FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion 28, Interim Financial Reporting, respectively, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual financial statements. This statement is effective for interim periods ending after June 15, 2009, which for the Company is the first quarter of its 2010 fiscal year. The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for the first interim period in fiscal 2010. The adoption of FSP 107-1 and APB 28-1 is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change current U.S. GAAP, as it only reorganizes U.S. GAAP into a topical structure. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for the Company is the first quarter of its 2010 fiscal year. The adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations, cash flows or financial position. Previous references made to U.S. GAAP literature, however, in the notes to the Company’s Consolidated Financial Statements and elsewhere in its filing with the SEC, will be updated with references to the new Codification.

2.	INVESTMENTS

Investments as of June 30, 2009 consisted of non-taxable and taxable, high quality municipal obligations. The Company has accounted for its investment portfolio in accordance with the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), and related interpretations and staff positions of FSP 115-2. The Company has classified its entire investment portfolio as available-for-sale marketable securities with secondary or resale markets, and as such, its portfolio is reported at fair value with unrealized gains and losses included in stockholders’ equity (See Comprehensive Income) and realized gains and losses in other income.

The fair value of available-for-sale marketable securities is obtained from broker quotes using pricing matrices based on inputs that are quoted prices for identical or similar assets in the municipal bond market and based on other various inputs that are directly or indirectly observable.

The following is a summary of available-for-sale marketable securities as of June 30, 2009 and 2008:

	June 30, 2009
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$30,142,429	$164,363	$(76,661)	$30,230,131

Total Investments	$30,142,429	$164,363	$(76,661)	$30,230,131

	June 30, 2008
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$14,891,581	$37,233	$(138,905)	$14,789,909

Total Investments	$14,891,581	$37,233	$(138,905)	$14,789,909

The Company’s municipal obligations have maturities ranging from less than one year to approximately four years. Certain investment securities included in the municipal obligations category shown below currently have fair values less than their amortized costs and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. As of June 30, 2009, there were 15 out of 44 investment securities that were in an unrealized loss position. The gross unrealized losses related to these investments were due to changes in interest rates.

Given that the Company has the ability and intent to hold each of these investments until a recovery of the fair values, which may be at maturity, and there is no current requirement to sell any of these investments, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2009. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The lengths of time the securities have been in a continuous unrealized loss position, aggregated by investment within the municipal obligations category, as of June 30, 2009 were as follows:

	Loss < 12 months		Loss > 12 months		Total
Description	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses	Estimated Fair Value	Gross unrealized losses
Municipal Obligations	$7,963,210	$(60,960)	$2,043,361	$(15,701)	$10,006,571	$(76,661)

Total Investments	$7,963,210	$(60,960)	$2,043,361	$(15,701)	$10,006,571	$(76,661)

3.	INVENTORY

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and is as follows:

	June 30,
	2009	2008
Raw materials	$7,974,295	$6,875,782
Work in process	1,541,386	1,625,821
Finished goods	2,640,419	1,917,114

Gross inventory	12,156,100	10,418,717
Provision for inventory obsolescence	(1,571,035)	(1,147,853)

Inventory	$10,585,065	$9,270,864

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

During fiscal 2006, the Company completed the primary construction of and relocated its operations to a 202,500 square foot corporate facility located in Exton, Pennsylvania. The total cost of the facility, including the purchase of land, was approximately $49 million. The Company financed all construction of this facility from available cash on hand, the sale of liquid investments and continuing operations through most of the project term. In May 2006, the Company entered into a Secured Commercial Mortgage, secured by the building and land, which allows the Company to draw up to $35 million, all of which is currently outstanding (See Note 13).

5.	SELECT CUSTOMER AGREEMENTS

St. Jude Medical, Inc.

The License Agreements—Under two License Agreements (one each for U.S. and foreign territories), St. Jude Medical has exclusive worldwide rights to manufacture and market the Angio-Seal™ Vascular Closure Device (the Angio-Seal). Under the License Agreements, the Company receives an approximate 6% royalty on the sales price of every Angio-Seal unit sold by St. Jude Medical.

The Component Supply Contract—Under a supply contract executed with St. Jude Medical in 2005, the Company is the exclusive supplier of 100% of the collagen plug and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement, which expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for the Company’s ongoing investments in collagen research and development. As of June 30, 2009 the Company had recognized $875,382 of this origination fee and the remaining $124,618 had been recorded as deferred revenue to be recognized over the remaining period of the contract.

Orthovita, Inc.

The Company has a development, manufacturing and supply agreement with Orthovita under which the Company develops and commercializes products based on Orthovita’s proprietary Vitoss™ Bone Graft Substitute Material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the

Orthovita Agreement, products are co-developed. The Company manufactures the products, and Orthovita markets and sells the products worldwide. Also under the Orthovita Agreement, the Company receives a royalty payment on all co-developed Vitoss™, Vitoss™ Foam and Vitoss™ Bioactive Foam products based upon Orthovita’s net total end-user sales of such products.

In a separate transaction in August 2004, the Company acquired proprietary rights of a third party having rights in the Vitoss™ technology. This acquisition included the economic rights of the third party, which include a royalty on all products sold containing the Vitoss™ technology, up to a total royalty amount of $4,035,782.

The Spectranetics Corporation

See Note 26 for additional information regarding the Company’s agreements with Spectranetics.

6.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments, accounts receivable and debt (See Note 13). The Company manages its cash, cash equivalents and investments based on established guidelines relative to diversification and maturities to maintain safety and liquidity. No single component of the Company’s investment portfolio represented more than 4% or 13% of the total investments as of June 30, 2009 and 2008, respectively.

Trade receivables are primarily due from St. Jude Medical, Arthrex and Orthovita and represented approximately 31%, 26% and 22% of the Company’s total trade receivables, respectively, at June 30, 2009. Trade receivables from the same companies represented approximately 28%, 28% and 14% of the Company’s total trade receivables, respectively, at June 30, 2008. Royalty receivables are primarily due from St. Jude Medical and Orthovita, and represented approximately 83% and 16% of the Company’s total royalty receivable balance at June 30, 2009, respectively. Royalty receivables from St. Jude Medical and Orthovita represented approximately 82% and 18% of the Company’s total royalty receivable balance at June 30, 2008, respectively. (See Note 5). If any of these customers’ receivable balances should be deemed uncollectible, it would have a material adverse effect on the Company’s results of operations and financial condition. The Company performs ongoing credit evaluations on all of its customers’ financial conditions, but does not require collateral to support customer receivables. See Note 18 for additional information regarding significant customer revenue disclosure.

7.	ACQUIRED PATENTS AND OTHER INTANGIBLE ASSETS

The costs of internally developed patents are expensed when incurred due to the long development cycle for products and the Company’s inability to measure the recoverability of these costs when incurred. From time to time, the Company has acquired portfolios of patents and other intangibles that it believes are beneficial and complimentary to the Company’s existing intellectual property and material processing knowledge platform. As of June 30, 2009, the Company’s acquired patents and other intangible assets include a portfolio of puncture closure patents acquired in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. (THM) in 2000, certain intellectual property and other rights related to the Vitoss™ product line acquired from a third party inventor in 2004, and certain assets of MacroPore Biosurgery, Inc. (MacroPore) acquired in 2007 (See Note 9).

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from approximately one to seven years as of June 30, 2009. The gross carrying amount of such patents and intangible assets as of June 30, 2009, was $8,346,366 with accumulated amortization of $5,661,326.

Amortization expense on patents and other intangible assets was $1,122,937, $1,075,914 and $845,976, for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Included in this expense for the fiscal years ended June 30, 2008 and 2007, was $176,756, and $186,596, respectively, of amortization expense related to certain patents sold to Spectranetics. The table below details the estimated amortization expense on the Company’s previously acquired patents and intangible assets for the next five fiscal years:

Fiscal year ending June 30,	Amortization Expense
2010	$1,006,455
2011	805,063
2012	563,015
2013	176,278
2014	132,337
Thereafter	1,892

8.	CERTAIN PATENT AND PROPRIETARY RIGHTS AGREEMENTS

The Patent Acquisition Agreement

In November 1997, the Company entered into an agreement (the Patent Acquisition Agreement) to acquire a portfolio of puncture closure patents and patent applications, as well as the rights of the seller under a pre-existing licensing agreement. In addition, in September 2000 in conjunction with the acquisition of THM, the Company acquired a separate portfolio of patents related to its biomaterials business. The costs of the Patent Acquisition Agreement and patents acquired as part of the THM acquisition are being amortized over the remaining periods of economic benefit, ranging from less than one year to seven years at June 30, 2009.

The Assignment Agreement

In August 2004, the Company acquired the intellectual property rights of a third party, an inventor of the Vitoss technology (the Inventor), for $2,600,000 under an assignment agreement with the Inventor (the Assignment Agreement). Under the Assignment Agreement, the Company receives all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company generally receives a royalty within 45 days after the end of each calendar quarter from Orthovita on the sale of all Orthovita products containing the Vitoss technology, up to a total royalty to be received of $4,035,782. As of June 30, 2009, the Company had recognized cumulative royalty income of $2,825,916 under the Assignment Agreement and $1,209,866 was yet to be received. The entire cost of these proprietary rights is expected to be amortized over approximately a 77-month period which represents the time period the Company currently anticipates receiving the economic benefit in relation to the proprietary rights.

9.	ACQUISITIONS

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

$3,362,987

The business unit acquired by the Company encompasses the manufacturing of six bioresorbable product lines, which are sold exclusively to a leading orthopaedic device company for worldwide distribution. As such, the identified intangible asset (customer relationship) of $1,650,000 as of June 30, 2009 is being amortized over the five-year term of the manufacturing, development and supply agreement with this company.

The gross carrying amount of the acquired intangible asset at June 30, 2009 was $1,650,000. Amortization expense on the acquired intangible assets was $330,000, $330,167 and $27,333 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, and is included within Selling, general and administrative expense. Amortization expense on the acquired intangible assets is currently estimated at $330,000 for each of the fiscal years ending June 30, 2010 and 2011 and $302,500 for the fiscal year ending June 30, 2012.

The acquisition has been accounted for under the purchase method of accounting, and MacroPore’s results of operations are included in those of the Company since the date of acquisition.

10.	GOODWILL

The Company accounts for goodwill under the provisions of SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that an impairment loss may have been incurred. The most recent tests as of June 30, 2009, 2008 and 2007 indicated that goodwill was not impaired.

The net carrying amount of goodwill at June 30, 2009 was $4,366,273 and remained unchanged from the year ended June 30, 2008.

11.	ACCRUED EXPENSES

As of June 30, 2009 and 2008, accrued expenses consisted of the following:

	June 30, 2009	June 30, 2008
Accrued payroll and related compensation	$3,032,145	$3,474,027
Accrued endovascular transaction exit costs	1,058,990	2,659,858
Taxes payable	909,410	—
Other	541,259	789,019

Total	$5,541,804	$6,922,904

12.	LEASES

At June 30, 2009, the Company did not have any non-cancelable lease obligations.

The Company had no rent expense during fiscal 2009. Rent expense for the fiscal years ended June 30, 2008 and 2007 was approximately $23,000 and $13,000, respectively. Rent expense for operating leases consisted of previously occupied space for the Company’s Eschborn, Germany location that was canceled in fiscal 2008 as a result of the sale of its Endovascular business.

13.	DEBT

Secured Commercial Mortgage—On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage provided the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the Draw Period) and is secured by the Company’s facility and land in Exton, Pennsylvania. On May 25, 2006 and November 23, 2007, the Company took $8 million and $27 million advances, respectively, under the Mortgage which bears interest at one-month LIBOR plus an 0.82% Loan Credit Spread. Under the Mortgage, the Company was required to pay interest only on the outstanding principal amount during the Draw Period. Beginning December 25, 2007, the Company began paying principal and interest based on a 25 year straight-line amortization schedule. At June 30, 2009, the outstanding Mortgage balance was $32.8 million. The remaining principal payments due are detailed below:

Fiscal Year ending June 30,	Principal Payments
2010	$1,400,000
2011	1,400,000
2012	1,400,000
2013	1,400,000
2014	1,400,000
Thereafter	25,783,330

The Mortgage contains various conditions to borrowing, including affirmative, restrictive and financial maintenance covenants. Certain of the more significant covenants require the Company to maintain a Minimum Fixed Charge Coverage Ratio of EBITDA (as defined in the Mortgage) to debt service equal to or greater than 1.50–to–1.0 and an interest rate hedge of at least 50 percent of the outstanding principal balance of the Mortgage through an interest rate protection product reasonably acceptable to Citibank, F.S.B.

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

The Swap is classified as a cash flow hedge due to the hedging of forecasted interest rate payments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFASs No. 137, No. 138, No. 149 and No. 161 and is recorded on the Consolidated Balance Sheets at fair value. As such, the Company performs a mark-to-market adjustment at the end of each period. In establishing the fair value, the Company includes and evaluates dealer quotes, and the counterparty’s ability to settle the asset or liability and its creditworthiness. Additionally, current interest rates, collateralization of the Mortgage and the Swap by the land and building and any adverse Company or industry specific events that would impact the fair value measurement are considered.

As of June 30, 2009 and 2008, the fair value of the Swap was in an unrealized loss position of $4,502,900 ($2,926,884, net of tax) and $2,487,718 ($1,641,894, net of tax), respectively, with the gross unrealized loss position included in Other non-current liabilities and the net-of-tax position included in Accumulated other comprehensive loss on the Consolidated Balance Sheets. This value represents the estimated amount the Company would pay to terminate the Swap.

If the conditions underlying the Swap or the hedge item do not change, the Swap will be considered to be highly effective in accordance with SFAS 133, with all changes in fair value included in other comprehensive loss and no impact on the Company’s Consolidated Statements of Cash Flows. The effective portion of the Swap gains or losses, due to changes in fair value, is recorded as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Company utilizes the Hypothetical Derivative Method in determining hedge effectiveness each period. Transactions that would cause ineffectiveness would include the prepayment of the Mortgage or an adverse Company or industry specific event that would have an impact on the fair value measurement, which would result in the Company reclassifying the ineffective portion into current earnings and an impact to the Company’s Consolidated Statements of Cash Flows. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the fiscal years ended June 30, 2009, 2008 and 2007, no amounts were recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The amount reported as an unrealized loss on interest rate swap in the accumulated OCI account within stockholders’ equity represents the net unrealized loss on the Swap, which has been designated as a cash flow hedge. The Company does not anticipate any material unrealized losses to be recognized within the next 12 months as the anticipated transactions under the Mortgage and Swap occur.

The Company has presented the SFAS 161 quantitative disclosure of the Swap fair value amounts and of the unrealized gains and losses as of June 30, 2009 in the table below.

	Fair Value of Liability Derivative Instruments
Derivative designed as hedging instrument under SFAS 133	Balance Sheet Location	June 30, 2009 Fair Value
Interest rate contract	Other non-current liabilities	$4,502,900

Total Derivative		$4,502,900

Derivative in SFAS 133 Cash Flow Hedging Relationship	Amount of Unrealized Gain / (Loss) Recognized in OCI on Derivative (Effective Portion) June 30, 2009	Location of Interest Income / (Expense) Incurred in the Income Statement on Hedged Interest Rate	Amount of Interest Income / (Expense) Incurred in the Income Statement on Hedged Interest Rate For the Year Ended June 30, 2009	Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion) For the Year Ended June 30, 2009
Interest rate contract	$(1,290,901)	Interest income/(expense)	$(1,398,298)	$—

Total	$(1,290,901)	Total	$(1,398,298)	$—

14.	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

Effective July 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and financial liabilities. SFAS 157 defines fair value as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157, and related interpretations and staff positions of FSP 157-3 and 157-4, establish a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy.

The levels of the hierarchy are described below:

•	Level 1—Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;

•

Level 2—Inputs that are other than quoted prices in active markets for identical assets and liabilities, inputs that are quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are either directly or indirectly observable; and

•	Level 3—Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements as of June 30, 2009
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$48,416,426	$—	$—
Available-for-sale marketable securities:
Municipal bonds (See Note 2)	—	30,230,131	—

Total Assets	$48,416,426	$30,230,131	$—

Liabilities
Interest rate swap (See Note 14)	$—	$4,502,900	$—

Total Liabilities	$—	$4,502,900	$—

(a)	The Company’s money market funds are classified along with the Company’s cash balances as Cash and cash equivalents within the Consolidated Balance Sheets. Money market funds are valued at quoted prices in active markets.

15.	PREFERRED STOCK

The Company has authorized Preferred Stock consisting of 100,000 shares with a $.001 par value, 25,000 of which are designated as Series A Junior Participating Preferred Stock, as discussed below, and 75,000 of which are undesignated. The Board of Directors may authorize the issuance of Preferred Stock, which ranks senior to the Common Stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on Common Stock to be effective while any shares of Preferred Stock are outstanding. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting and conversion rights, which could adversely affect the voting power of the holders of Common Stock. At June 30, 2009 and 2008, no shares of Preferred Stock were outstanding. The Company has no present intention to issue shares of Preferred Stock (except that shares of Series A Preferred Stock (as defined below) may be issued pursuant to a stockholders’ rights plan, as described below).

Stockholders’ Rights Plan

On June 19, 2009, the Company announced that its Board of Directors adopted a stockholders’ rights plan (rights plan) that is designed to protect the Company and its stockholders from potentially coercive takeover practices or bids, and to prevent an acquiror from gaining control of the Company without offering a fair price to the stockholders. The Company adopted the plan in order to give its Board of Directors time to evaluate and respond to any unsolicited future takeover attempts.

Under the rights plan, the Company distributed, as a dividend, one preferred stock purchase right for each share of common stock held of record as of the close of business on June 19, 2009. The rights plan has a term of 10 years and will expire on June 19, 2019, unless the Company earlier redeems the rights or the Board of Directors terminates the rights plan. Each right, if and when it becomes exercisable, entitles a holder to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock (collectively, Preferred Shares) for $200.00, subject to certain conditions in the plan under which the exercise price may change.

Pursuant to the Certificate of Designations of Series A Junior Participating Preferred Stock (Series A Preferred Stock), there are 25,000 shares of Series A Preferred Stock authorized for issuance. Each share of Series A Preferred Stock will entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Company, and the holders of the shares of Series A Preferred Stock and the holders of shares of Common Stock of the Company and any other capital stock of the Company having general voting rights will vote together as one class on all matters submitted to a vote of the stockholders of the Company. Holders of the shares of Series A Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors, dividends payable when and as dividends are declared on the shares of Common Stock of the Company in an amount, subject to adjustment, equal to 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount of all non-cash dividends or other distributions, declared on the shares of the Company’s Common Stock. At June 30, 2009, no shares of Series A Preferred Stock were outstanding.

16.	STOCK REPURCHASE PROGRAM

From time to time, the Company has made repurchases of its stock, as authorized by various programs established by the Company’s Board of Directors, and through other miscellaneous transactions. Any repurchases under these programs are dependent on market conditions and can be commenced or suspended at any time or from time to time without prior notice, and these repurchase programs typically have had no specified expiration date. On March 18, 2009, the Company announced that its Board of Directors approved a new stock repurchase program that allows the Company to repurchase up to a total of 600,000 of its issued and outstanding shares of Common Stock.

As of June 30, 2009, there were 194,705 shares remaining for repurchase under the March 18, 2009 program. During the year ended June 30, 2009, the Company repurchased and retired 806,666 shares of Common Stock at a cost of $19,294,595, or an average market price of $23.92 per share, using available cash. Commissions and other related costs associated with these stock repurchases totaled $32,265. An additional 3,500 shares were repurchased in June 2009, but settled in July 2009 at a cost of $87,279, or an average market price per share of $24.94.

For the year ended June 30, 2008, the Company repurchased and retired 867,839 shares of Common Stock at a cost of $24,426,699, or an average market price of $28.15 per share, using available cash. Repurchases of stock during fiscal year 2008 were done under the repurchase plans approved by the Board of Directors on September 25, 2007 and June 23, 2008, which allowed for up to $25 million and $10 million, respectively, and had no expiration. Commissions and other related administrative costs associated with the stock repurchased during fiscal year ended June 30, 2008 totaled $36,040. All shares repurchased were settled as of June 30, 2008.

For the year ended June 30, 2007, the Company repurchased and retired 10,000 shares of Common Stock at a cost of $238,000, or an average market price of $23.80 per share, using available cash. Repurchases of stock during fiscal year 2007 were done under the repurchase plan approved by the Board of Directors on March 16, 2005, which allowed for up to 400,000 shares to be repurchased, and had no expiration. Commission costs associated with the stock repurchased during fiscal year ended June 30, 2007 totaled $400.

17.	STOCK-BASED COMPENSATION

The Company applies the provisions of SFAS 123(R) using the modified prospective approach and accounts for stock-based compensation applying the fair value method for expensing stock options, nonvested stock awards and cash settled stock appreciation rights. Total stock-based compensation expense was $2,062,457, $5,323,155 and $2,895,464 for the years ended June 30, 2009, 2008 and 2007, respectively. Fiscal year 2008 stock-based compensation expense included a one-time accelerated vesting charge of $2,974,033 as described below. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation costs was $721,860, $1,809,873 and $984,458 for the years ended June 30, 2009, 2008 and 2007, respectively. Compensation expense related to stock-based awards is classified in the Consolidated Statements of Income within the same line items as personnel expense and is recorded over the awards’ relevant vesting period. Compensation expense related to stock-based awards granted to the members of the Board of Directors is recorded as a component of Selling, general and administrative expense.

On December 10, 2008, the Company held its 2008 Annual Meeting of Stockholders (the 2008 Meeting) at which the Stockholders considered and approved the Company’s Seventh Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Employee Plan). The Employee Plan became effective immediately upon the stockholders’ approval.

The Employee Plan authorized an additional 700,000 shares of the Company’s Common Stock for issuance, of which only 100,000 shares may be issued as restricted stock, bonus stock or stock-based awards other than stock options or stock appreciation rights. The approval of the Employee Plan at the 2008 Meeting also increased the participant maximum aggregate amount that may be paid out as cash based awards under the Employee Plan in any fiscal year from $500,000 to $1 million.

The purpose of the Employee Plan is to reward officers, non-employee directors and employees of the Company (as well as consultants) who have contributed, or are being hired to contribute to the growth and success of the Company. As of June 30, 2009, the total number of shares authorized for issuance under the Employee Plan was 5,400,000, of which options to purchase a total of 1,670,904 shares of the Company’s Common Stock at a weighted average exercise price of $23.85 were outstanding, 58,456 nonvested stock awards were outstanding, options to purchase a total of 2,876,435 shares of the Company’s Common Stock had previously been exercised/issued, and 794,205 shares remained available for new awards.

The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). As of June 30, 2009, a total of 410,000 shares had been authorized for issuance under the Directors’ Plan, of which nonqualified options to purchase a total of 233,000 shares of the Company’s Common Stock at a weighted average exercise price of $21.14 were outstanding, options to purchase a total of 19,500 shares had expired, and options to purchase a total of 157,500 shares had previously been exercised. As a result, no shares remained available for new awards under the Directors’ Plan. Awards previously granted under the Directors’ Plan are now granted under the Employee Plan.

In consideration for service on the Board of Directors, on the date of each annual meeting of the stockholders of the Company, each non-employee director who is elected, re-elected or continues to serve as a director because his term has not expired, receives a grant of nonvested stock awards that vests in three equal installments on the first three anniversaries of the grant date. At the discretion of the Compensation Committee, additional grants of options to purchase shares of Common Stock may be made to each non-employee director from time to time exercisable at the fair market value of such shares on the date of grant. These options would typically be exercisable over a maximum term of 10 years from the date of grant and would vest in three equal annual installments on the first three anniversaries of the grant.

Accelerated Vesting of all Equity Awards

The acquisition by Ramius Capital Group, L.L.C. and its affiliates, of more than 20 percent of the Company’s outstanding Common Stock on August 30, 2007, constituted a “Change in Control” as defined under the Employee Plan as it then existed. As a result, all outstanding unvested stock options, cash-settled stock appreciation rights (SARs) and nonvested stock awards held by officers, employees, directors and others under this plan automatically became vested (and, in the case of options and stock appreciation rights, exercisable) in full.

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

In addition, 283,690 SARs also became fully vested and exercisable on August 30, 2007. Of these SARs, 179,690 awards had been granted to employees at a stock price of $29.88, and the remaining 104,000 SAR awards had been granted to officers at a stock price of $31.36. An accelerated vesting charge of $429,760, or $283,642 net of related tax effects, was recognized during the fiscal year ended June 30, 2008.

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

Stock Options

Stock options have been granted to officers and other employees and members of the Board of Directors of the Company, as well as non-employee outside consultants. Fair value is calculated under the Black-Scholes option-pricing model. For the years ended June 30, 2009, 2008, and 2007, the Company recognized expense of $1,939,330, $1,901,510 and $877,947, respectively, related to stock options. Included in fiscal year 2008 stock option expense was $920,131 related to the accelerated vesting charge as described above. As of June 30, 2009, there were $4,315,800 of unrecognized compensation costs related to unvested stock options granted under the two equity compensation plans. That cost is expected to be recognized over a weighted-average period of 2.03 years. The total intrinsic value of options exercised during the years ended June 30, 2009, 2008 and 2007, was $5,052,764, $7,717,073 and $5,011,216, respectively.

A summary of the stock option activity under both plans for the fiscal years ended June 30, 2009, 2008 and 2007, is as follows:

	Employee Plan				Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Weighted Avg Remaining Contractual Term	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Weighted Avg Remaining Contractual Term
Balance at June 30, 2006	2,146,107	$17.78	$26,213,844	5.34	337,000	$20.07	$3,311,342	6.04
Granted	14,900	$28.57			—	—
Cancelled	(23,713)	$27.74			—	—
Exercised	(277,309)	$12.28			(9,500)	$18.57

Balance at June 30, 2007	1,859,985	$18.56	$17,478,258	4.72	327,500	$20.12	$2,471,815	5.10

Granted	332,240	$28.02			—	—
Cancelled	(78,033)	$28.99			—	—
Exercised	(475,148)	$12.91			(17,000)	$14.40

Balance at June 30, 2008	1,639,044	$21.62	$17,547,996	4.78	310,500	$20.43	$3,607,560	4.00

Granted	364,970	$30.86			—	—
Cancelled	(89,180)	$29.08			(19,500)	$26.69
Exercised	(243,930)	$17.43			(58,000)	$15.47

Balance at June 30, 2009	1,670,904	$23.85	$8,222,304	5.04	233,000	$21.14	$1,441,568	3.53

Shares vested + expected to vest	1,626,450	$23.68	$8,189,452	4.93	233,000	$21.14	$1,441,568	3.53

Exercisable portion	1,191,430	$21.37	$7,946,004	3.47	233,000	$21.14	$1,441,568	3.53

Available for future grant	794,205				—

Weighted-average fair value of options granted during the year ended June 30,
2007	$12.60				$—

2008	$10.67				$—

2009	$11.08				$—

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

	Granted During Year Ended June 30,
	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility
Employee Plan	35%	35%	35%
Directors’ Plan	—	—	—
Risk-free interest rate
Employee Plan	1.14% – 3.492%	1.63% – 4.286%	4.496% – 5.047%
Directors’ Plan	—	—	—
Expected lives:
Employee Plan	0.25 – 6.30	0.25 – 6.33	6.52
Directors’ Plan	—	—	—

The following table summarizes significant option groups outstanding under both the Employee and Directors’ plans as of June 30, 2009 and related weighted average exercise price and remaining contractual life information:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of shares at June 30, 2009	Remaining Contractual Life	Wghtd Avg Exercise Price	Number of shares at June 30, 2009	Wghtd Avg Exercise Price
$9.875 – $14.580	699,581	1.92	$13.98	699,581	$13.98
$17.000 – $30.150	668,653	6.15	25.89	484,349	25.76
$30.460 – $35.710	535,670	7.06	33.00	240,500	33.81

	1,903,904			1,424,430

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers, certain other management of the Company and a non-employee outside consultant pursuant to the Employee Plan. Nonvested shares granted to executive officers, management, non-employee members of the Board of Directors, and non-employee consultants usually are referred to as restricted stock, but SFAS 123(R) reserves that term for fully vested and outstanding shares whose sale is contractually or governmentally prohibited for a specified period of time. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. For the fiscal years ended June 30, 2009, 2008, and 2007 the Company recognized expense of $513,630, $2,050,892 and $1,575,546, respectively, related to nonvested stock awards. Included in fiscal year 2008 nonvested stock award expense was $1,624,142 related to the accelerated vesting charge described above. As of June 30, 2009, there was an estimated $960,000 of unrecognized compensation costs related to nonvested stock awards granted under the Company’s two equity compensation plans. That cost is expected to be recognized over a weighted average period of 2.39 years. The total fair value of shares vested during the years ended June 30, 2009, 2008 and 2007, was $271,714, $2,487,246 and $1,540,228, respectively.

The Company granted shares of nonvested Common Stock to non-employee members of the Board of Directors and an executive officer of the Company during the Company’s fiscal year ended June 30, 2009. During the year ended June 30, 2008, the Company granted shares of nonvested Common Stock to the non- employee members of the Board of Directors and to a non-employee consultant. The Company granted shares of nonvested Common Stock to non-employee members of the Board of Directors, executive officers, and other management of the Company during the year ended June 30, 2007.

The shares granted to executive officers and other management generally vest in three equal annual installments based solely on continued employment with the Company. The shares granted to non-employee members of the Board of Directors also vest in three equal annual installments on each anniversary date of grant based solely on continuation of service with the Company. The shares granted to the non-employee consultant vest quarterly over two years and are based on performance of services during that two-year period with the Company. Unvested shares are forfeited upon termination of service on the Board of Directors or employment, as applicable.

The following table outlines nonvested stock awards for the fiscal years ended June 30, 2009, 2008 and 2007:

	Employee Plan
	Shares	Weighted Average Price Per Share
Balance June 30, 2006	143,822	$29.17
Granted:
Non-employee Directors	24,117	29.65
Executive officers & management	1,750	27.47
Issued:
Non-employee Directors	(6,261)	22.98
Executive officers & management	(49,388)	29.23
Cancelled:
Non-employee Directors	(5,922)	23.56
Executive officers & management	(3,083)	29.69

Balance June 30, 2007	105,035	$29.90

Granted:
Non-employee Directors	32,179	29.37
Issued:
Non-employee Directors	(35,760)	27.82
Executive officers & management	(67,757)	29.91
Cancelled:
Non-employee Directors	(1,998)	23.36
Executive officers & management	(500)	27.47

Balance June 30, 2008	31,199	$29.37

Granted:
Non-employee Directors	50,309	17.72
Executive officers	10,000	17.00
Issued:
Non-employee Directors	(14,852)	27.67
Cancelled:
Non-employee Directors	(18,200)	21.06

Balance June 30, 2009	58,456	$18.75

Weighted-average fair value of nonvested stock awards granted during the year ended June 30,
2007	$29.50

2008	$29.37

2009	$17.85

Cash Settled Stock Appreciation Rights

Cash-settled stock appreciation rights (SARs) awards were granted to eligible employees during the fiscal year ended June 30, 2007. No SARs awards were granted during the fiscal year ended June 30, 2009 or 2008. Each award, when granted, provides the participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a specified number of shares of the Company’s Common Stock over the award’s exercise price. The per-share exercise price of a SAR is equal to the closing market price of a share of the Company’s Common Stock on the date of grant.

On November 14, 2007, the Company offered to buy back the SARs from all current eligible employees, excluding the executive officers, at the fair market value (Buyout Price) based on the closing price of the Company’s Common Stock on December 14, 2007. This offer resulted in the Company purchasing 173,940 SARs at a Buyout Price of $6.47 per SAR, for a total of $1,125,392 (excluding the Company’s portion of payroll taxes) paid to the participating eligible employees, which represented approximately 99% participation by eligible employees of the SARs outstanding.

For the fiscal years ended June 30, 2009, 2008 and 2007, the Company recognized (benefit)/expense of ($390,503), $1,370,753 and $441,971, respectively related to outstanding/awarded SARs. Included in fiscal year 2008 SAR award expense was $429,760 related to the accelerated vesting charge described above.

As of June 30, 2009 the average fair market value of each remaining SAR was $3.12 and the related liability for all remaining SARs was $295,764. These SARs will continue to be remeasured at each reporting period until all awards are settled. No cash settled SARs were exercised or repurchased during the Company’s fiscal year 2009. A total of $1,126,457 (excluding Company payroll tax) share-based liabilities were paid for cash settled SARs exercised and repurchased during fiscal year 2008.

The following table outlines cash-settled SAR awards for the fiscal years ended June 30, 2009, 2008 and 2007.

	Shares	Weighted Average Price Per Share
Balance June 30, 2006
Granted	307,060	$30.38
Cancelled	(15,120)	29.88

Balance June 30, 2007	291,940	$30.41

Repurchased	(173,940)	29.88
Exercised	(900)	29.88
Cancelled	(12,400)	29.88

Balance June 30, 2008	104,700	$31.35

Cancelled	(10,000)	31.36

Balance June 30, 2009	94,700	$31.34

Weighted-average fair value of cash-settled SARs granted during the years ended June 30,
2007	$8.80

2008	$— (a)

2009	$— (a)

(a)	There were no grants in the fiscal year.

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

	Year Ended June 30,
	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	35%	35%	35%
Risk-free interest rate	.566% – 2.451%	1.598% – 4.859%	4.503% – 4.997%
Expected lives	1.30 – 1.80	1.63 – 2.85	2.85 – 3.50

Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS No. 123(R) Share-Based Payment (SFAS 123(R)), which classifies these awards as liabilities. Accordingly, the Company records these awards as a component of Other current liabilities on the Consolidated Balance Sheets. For liability awards, the fair value of the award, which determines the measurement of the liability on a balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. (See “Accelerated Vesting of All Equity Awards” above).

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

The Company provides an extensive range of products in multiple medical markets, primarily cardiovascular, orthopaedic, sports medicine, spine, endovascular and general surgery markets. Many of the products are based on the Company’s significant expertise in the design, development, manufacturing and processing of resorbable biomaterials products, which has led to partnerships to commercialize technologies. The Company designs and markets various resorbable polymer and collagen products. The Company also receives royalty revenue primarily from the sale of Angio-Seal units by St. Jude Medical and from the sales of Vitoss Foam and Bioactive Vitoss Foam products by Orthovita. With respect to endovascular products, the Company manufactures certain endovascular products under the Manufacturing and Licensing Agreement and the Development and Regulatory Services Agreement with Spectranetics, and prior to July 10, 2007, designed, manufactured, marketed and sold embolic protection devices. Net sales by product line and a reconciliation to total revenue is as follows:

	Fiscal Year Ended June 30,
	2009	2008	2007
Biomaterials	$51,045,578	$47,538,923	$41,116,112
Endovascular	3,858,187	6,221,942	3,786,257

Net Sales	54,903,765	53,760,865	44,902,369
Royalty income	27,177,085	26,030,032	24,592,076

Total Revenue	$82,080,850	$79,790,897	$69,494,445

For the years ended June 30, 2009, 2008 and 2007, revenues from St. Jude Medical, Arthrex and Orthovita represented the following percentages of total revenues to the Company:

	Percentage of Total Revenue for the Year Ended June 30,
	2009	2008	2007
St. Jude Medical:
Net sales	22%	19%	25%
Royalty Income (see Note 5)	26%	27%	30%
Arthrex:
Net sales	18%	18%	16%
Orthovita:
Net sales	10%	9%	8%
Royalty Income (see Note 5)	7%	6%	5%

The Company’s revenues are categorized geographically below. Revenues are attributed to a country based on the location of the customer. The Company’s business is not directly dependent on foreign operations, as the Company’s sales to customers outside the U.S. are not significant. However, a portion of the Company’s revenues, including sales and royalties, are dependent on U.S. based customers selling to end-users outside the U.S. For the years ended June 30, 2008 and 2007, the Company’s revenues associated with foreign countries included direct sales of its endovascular products. These product lines were subsequently sold to the Spectranetics Corporation in May 2008. No one country where the Company sells its products, other than the U.S., represented more than 10% of the Company’s revenues in fiscal 2009. In addition, all of the Company’s long-lived assets are located in the U.S.:

	Revenues for the Year Ended June 30,
	2009	2008	2007
United States	$81,518,199	$76,757,715	$67,983,638
Other foreign countries	562,651	3,033,182	1,510,807

Total	$82,080,850	$79,790,897	$69,494,445

19.	COMMITMENT AND CONTINGENCIES

Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. These employment agreements provide for, among other things, aggregate annual base salaries of $1,881,000 through fiscal 2012.

Purchase Commitments

As of June 30, 2009, the Company had outstanding non-cancelable and cancelable purchase commitments in the amount of $1,373,049 related to inventory, capital expenditures and other goods or services.

Research and Development Contractual Obligations

Under the Development and Regulatory Services Agreement with Spectranetics, as amended, the Company’s contributions are limited to a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products. See Note 26 for additional information and a discussion of the agreement.

20.	RETIREMENT PLAN

The Company has a voluntary 401(k) Salary Reduction Plan and Trust (the 401(k) Plan) in which all employees that are at least 21 years of age are eligible to participate. The Company provides a 50% discretionary matching contribution on up to 6% of an employee’s total salaried compensation, for all employee contributions. Total Company contributions to the 401(k) plan for fiscal years ended June 30, 2009, 2008 and 2007 were $427,540, $490,658 and $477,603, respectively.

21.	OPPORTUNITY GRANT

In November 2004, the Company was awarded a $500,000 grant under the Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania (the Department). This grant was awarded to the Company for the potential job-creating economic development opportunities created by the Company’s construction of its new facility within the state of Pennsylvania. The grant was conditioned upon certain employment growth and capital investment provisions.

As a result of the Company’s decision to discontinue the embolic protection platform and the sale of its Endovascular business, the job creation condition under the grant program was not completely fulfilled. Although the Company had exceeded the required investment in its facility and had continued to meet the occupancy criterion, the Company petitioned the Department in reference to its failure to meet the job creation criterion. In August 2008, the Company received a letter from the Department imposing a charge of $150,000 to satisfy the breach under the grant. The Company paid the assessed charge during its first quarter of fiscal 2009.

The Company recognized $133,784 of deferred revenue as a component of Other income/(loss) on the Consolidated Statements of Income for fiscal year ended June 30, 2009, as a result of the August 2008 payment to the Department regarding the Opportunity Grant. No revenue was recognized related to this grant for the fiscal year ended June 30, 2008, due to management’s uncertainty of the Company’s ability to meet the job creation criterion. Revenue related to this grant for fiscal year ended June 30, 2007 was $81,081, and was recognized as a component of Other income/(loss). There was no remaining deferred revenue from this opportunity grant as of June 30, 2009.

22.	INCOME TAXES

The Company accounts for taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109).

The Company adopted the provisions of FIN 48 on July 1, 2007. In connection with the adoption, the Company recorded a net decrease to retained earnings of $204,615 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. The amount of unrecognized tax benefits at June 30, 2009 and 2008 were $140,650 and $193,132, respectively. If these gross unrecognized tax benefits were recognized, $139,183 and $176,795 would impact the Company’s tax rate at June 30, 2009 and 2008, respectively.

Upon the initial adoption of FIN 48 at July 1, 2007, the Company recorded $18,330 for potential interest and penalties for unrecognized tax benefits. Interest and penalties are included in Interest expense and Other income (loss) respectively on the Consolidated Statements of Income. The Company recorded interest and penalties of $1,211 and $14,667 during the fiscal years ended June 30, 2009 and 2008, respectively.

Changes in the Company’s uncertain tax positions for the years ended June 30, 2009 and 2008 were as follows:

	Year ended June 30,
	2009	2008
Balance at beginning of year	$193,132	$204,045
Increases related to prior year tax positions	64,907	14,188
Settlements/payments	(71,121)	—
Decreases related to prior year tax positions	(2,098)	—
Reduction due to lapse in statute of limitations	(44,170)	(25,101)

Balance at end of year	$140,650	$193,132

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal income tax examination for years prior to fiscal 2005 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

As a result of the October 2008 Congressional approval of an extension of the Research and Experimentation (R&E) Tax Credit, the Company recorded retroactive adjustments to its tax provision during its second fiscal quarter ended December 31, 2008. The Company recorded tax credits of $464,362, $219,232 and $512,963, for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Earnings before income taxes earned within or outside the United States are shown below:

	June 30,
	2009	2008	2007
United States	$29,789,266	$6,573,454	$4,405,418
Foreign	—	32,505	15,149

Net income before income taxes	$29,789,266	$6,605,959	$4,420,567

The Provision for income taxes is composed of the following:

	June 30,
	2009	2008	2007
Taxes on U.S. earnings
Federal
Current	$7,685,165	$3,025,291	$1,623,036
Deferred	1,404,428	(1,233,901)	(840,771)
State
Current	806,422	22,607	—
Deferred	8,946	(8,946)	—
Valuation allowance	(194,805)	—	—
Taxes on foreign earnings
Deferred	—	11,129	5,151

Total income tax expense	$9,710,156	$1,816,180	$787,416

The differences between the Company’s income tax expense (benefit) and the income tax expense (benefit) computed using the U.S. federal income tax rate were as follows:

	June 30,
	2009	2008	2007
Net income before income taxes	$29,789,266	$6,605,959	$4,420,567

Tax provision at U.S. statutory rate	10,426,243	2,246,173	1,502,992
State income tax provision, net of federal benefit	524,174	9,016	—
Reconciliation to actual tax rate:
Non-deductible meals and entertainment	9,778	33,400	47,324
Capital loss valuation allowance	25,901	38,876	—
Release of state valuation allowance	(194,805)	—	—
Research and development credits	(464,362)	(219,232)	(512,963)
Domestic production deduction	(148,317)	—	—
Non-taxable municipal bond interest income	(345,862)	(325,864)	(260,661)
Other	(122,594)	33,811	10,724

Income tax expense	$9,710,156	$1,816,180	$787,416

Current income tax expense	$8,296,782	$3,047,898	$1,623,036

Deferred income tax (benefit) expense	$1,413,374	$(1,231,718)	$(835,620)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,
	2009		2008
	Current	Noncurrent	Current	Noncurrent
Deferred Tax Asset:
Accrued vacation	$130,351	$—	$144,373	$—
Accrued bonus	709,781	—	534,711	—
Basis difference—patents & proprietary rights	—	455,985	—	347,136
Inventory	1,120,282	—	725,185	—
Goodwill—THM acquisition	—	430,302	—	671,500
Stock options	95,955	1,503,293	649,333	649,333
Nonvested stock awards	95,015	—	56,902	—
Opportunity grant income	—	—	—	97,161
Severance & endovascular transaction fees	255,952	—	555,582	—
Milestone payments	202,327	521,769	—	—
Mortgage interest swap	—	1,576,015	—	845,824
Other	(24,522)	65,920	66,580	47,844

	2,585,141	4,553,284	2,732,666	2,658,798
Research and development credits	—	—	1,087,484	—
AMT tax credit	—	—	576,299
NOL carryforwards	—	3,896,100	—	3,954,000

	2,585,141	8,449,384	4,396,449	6,612,798
Less valuation allowance	—	(3,962,020)	—	(3,993,148)

Deferred tax asset	2,585,141	4,487,364	4,396,449	2,619,650

Deferred Tax Liability:
Basis difference—fixed assets	—	(3,679,826)	—	(3,040,248)
Prepaid insurance	(94,735)	—	(112,757)	—
Other	—	—	(5,828)	—

Deferred tax liability	(94,735)	(3,679,826)	(118,585)	(3,040,248)

Net Deferred Tax Asset (Liability)	$2,490,406	$807,538	$4,277,864	$(420,598)

A portion of the Company’s deferred tax asset is offset by a valuation allowance relating to state NOL carryforwards due to restrictions imposed and uncertainty surrounding its use. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more than likely will be realized. At June 30, 2009, the Company had a state NOL carryforward of approximately $60.0 million, which will expire through 2027, and no longer had a Federal NOL carryforward. The Company has recorded a full valuation allowance against the state net operating losses of approximately $60.0 million. The Company no longer has a foreign NOL as a result of the sale of its Endovascular business.

23.	EARNINGS PER SHARE

The following table shows the reconciliation between the numerators and denominators for the basic and diluted EPS calculations, where income is the numerator and the weighted average number of shares is the denominator.

	Year Ended June 30, 2009
	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$20,079,110	11,547,266	$1.74

Effect of Dilutive Securities
Options & nonvested stock	—	350,569

Diluted EPS
Income available to common shareholders including assumed conversions	$20,079,110	11,897,835	$1.69

	Year Ended June 30, 2008			Year Ended June 30, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$4,789,779	11,891,469	$0.40	$3,633,151	11,773,317	$0.31

Effect of Dilutive Securities
Options & nonvested stock	—	579,829		—	807,209

Diluted EPS
Income available to common shareholders including assumed conversions	$4,789,779	12,471,298	$0.38	$3,633,151	12,580,526	$0.29

24.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations of the Company for the years ended June 30, 2009 and 2008 are presented below:

	Year Ended June 30, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$20,149,683	$20,797,828	$20,623,803	$20,509,535
Operating costs and expenses	$12,422,803	$13,151,827	$13,052,792	$12,919,961
Net income	$5,247,557	$5,240,270	$4,875,649	$4,715,635
Basic earnings per share	$0.45	$0.45	$0.42	$0.42
Diluted earnings per share	$0.43	$0.44	$0.42	$0.41

	Year Ended June 30, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Operating revenues	$17,602,417	$19,637,926	$20,578,700	$21,971,854
Operating costs and expenses	$18,152,742	$16,066,489	$15,247,063	$23,733,732
Net income (loss)	$(222,342)	$2,608,167	$3,498,920	$(1,094,966)
Basic earnings (loss) per share	$(0.02)	$0.22	$0.29	$(0.09)
Diluted earnings (loss) per share	$(0.02)	$0.21	$0.28	$(0.09)

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

In connection with the discontinuance of the embolic protection program, the Company recognized asset impairment and other related charges totaling approximately $5.0 million before taxes in its fiscal year 2008. These charges included cash charges primarily related to severance, clinical trial and other contract termination costs totaling approximately $0.4 million in the aggregate. These charges also included non-cash charges totaling approximately $4.6 primarily related to abandonment of inventory and machinery and equipment. Of the approximately $5.0 million in charges, approximately $4.7 million (including $4.6 million of non-cash asset impairment charges and $0.1 million of cash charges) was recorded in the fourth quarter ended June 30, 2007, and the remainder was recognized in the first fiscal quarter of 2008. Charges for the fiscal year ended June 30, 2008 have been presented within the Company’s results from continuing operations as depicted in the table below:

	For the Year Ended June 30, 2008	For the Year Ended June 30, 2007
Net Sales (customer credits)	$—	$356,261
Operating costs and expenses:
Cost of products sold	154,726	3,391,326
Research and development	92,630	728,701
Sales and marketing	71,474	86,777
General and administrative	4,898	120,034

	$323,728	$4,683,099

Severance Charges

The decision was communicated to affected employees on July 10, 2007, which resulted in a net reduction of 11 personnel, with employee severance costs of $0.2 million. These severance costs were recognized in the Company’s financial statements during the first quarter of fiscal 2008.

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

26.	SALE OF ENDOVASCULAR BUSINESS

On May 30, 2008, the Company completed the sale of its Endovascular business to Spectranetics. The strategic decision to sell its Endovascular business was made to maximize the value of the Company’s Endovascular business by forming a strategic relationship with Spectranetics. This relationship is similar to the Company’s other partnerships in the biomaterials market and allows the Company to focus on its core competencies in research and development, regulatory, clinical development and manufacturing while utilizing the strengths of the partners’ existing well-established sales and marketing organizations.

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

On May 30, 2008, the Company and Spectranetics also entered into a Manufacturing and Licensing Agreement pursuant to which the Company will manufacture for Spectranetics the endovascular products acquired by Spectranetics under the Asset Purchase Agreement for a minimum of six months for QuickCat and for an initial three year period ending May 2011 for ThromCat and Safe-Cross, and Spectranetics will purchase such products exclusively from the Company for specified time periods, ranging from a minimum of six months for QuickCat to three years for ThromCat and Safe-Cross. Spectranetics has extended the Company’s initial six month manufacturing period for the QuickCat product through December 31, 2009. The arrangement to manufacture ThromCat and Safe-Cross may be extended beyond the initial three-year manufacturing period by agreement of the parties. During the manufacturing period, Spectranetics will pay transfer prices for the products based on the Company’s cost to manufacture such products plus a percentage of the end-user sales price of the ThromCat and Safe-Cross products. Additionally, after the Company’s manufacture of the ThromCat and Safe-Cross products is transferred to Spectranetics, Spectranetics will be obligated to pay the Company a royalty on the end-user sales of such products. The amount of this royalty will be based upon the timing and reason for the manufacturing transfer and, in certain cases, upon the amount of revenue generated by the ThromCat and Safe-Cross products during the applicable year. The royalty is subject to reduction depending upon the scope of the patent protection obtained for the ThromCat product. After the Company’s manufacture of the QuickCat product has transferred to Spectranetics, Spectranetics will have no obligation to make royalty payments to the Company related to end-user sales of the QuickCat product.

Also, on May 30, 2008, the Company and Spectranetics entered into a Development and Regulatory Services Agreement, pursuant to which the Company will conduct work to develop and obtain regulatory approval from the FDA for certain next-generation Safe-Cross and ThromCat products at the Company’s expense on behalf of Spectranetics. Spectranetics will own all intellectual property resulting from this development work. If clinical studies are required to obtain approval from the FDA for those next-generation products, the costs will be shared equally by the Company and Spectranetics; however, pursuant to an amendment to the Development and Regulatory Services Agreement the Company’s contributions are limited to a maximum amount of $2,750,000 toward these clinical studies. Spectranetics will pay the Company up to $8.0 million upon completion of such product development activities and regulatory approvals for certain of the next-generation products. These milestones will be recorded as revenue and recognized over the period of the agreement (including through the date of receipt of the latest expected regulatory approvals and/or completion of product development activities). In October 2008, the Company announced the accomplishment of the first milestone under this agreement, the development of the next generation Safe-Cross System, which resulted in a $1.0 million payment. In June 2009, the Company announced the accomplishment of the second milestone under this agreement, where the Company achieved European CE Mark approval for the ThromCat XT Thrombectomy Catheter System, which resulted in a $1.5 million payment. During fiscal 2009, the Company recognized $625,000 in revenue for these milestones.

Spectranetics has indicated to the Company that they desire to discontinue sales of Safe-Cross products and that they desire to transfer manufacturing of the QuickCat product to Spectranetics effective December 31, 2009. If Spectranetics discontinues sales of Safe-Cross products, the achievement of the $6.0 million cumulative sales milestone, which is based upon sales of Safe-Cross, ThromCat and QuickCat products, will be negatively impacted.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of fiscal 2009, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of June 30, 2009, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kensey Nash Corporation

Exton, Pennsylvania

We have audited the internal control over financial reporting of Kensey Nash Corporation and subsidiaries (the “Company”) as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2009 of the Company and our report dated September 14, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

September 14, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information under the captions “Proposal 1—Election of Directors,” “—Nominees,” “—Other Directors,” “—Board Committees,” “—Executive Officers,” “—Corporate Governance Policies and Procedures,” and “—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders scheduled to be held on December 9, 2009 (the 2009 Proxy Statement), which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2009, or October 28, 2009, pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to the information under the caption “Proposal 1—Election of Directors—Director Compensation” and “—Executive Compensation” in the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the captions “Security Ownership of Management and Certain Stockholders,” and “—Equity Compensation Plan Information” in the 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Certain Transactions” in the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the information under the caption “Proposal 2—Ratification of Appointment of Auditors—Independent Auditor Fees” in the 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15 (a)    CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Incorporated by reference to Item 8 of this Report on Form 10-K.

15 (b)    FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not required, are not applicable or the information is scheduled in our financial statements or notes thereto.

15 (c)    EXHIBITS

Exhibit	Description	Incorporation By Reference To
2.1	Asset Purchase Agreement dated September 1, 2000 by and among Kensey Nash Corporation, THM Acquisition Sub, Inc., THM Biomedical, Inc. and the stockholders of THM Biomedical, Inc.	Exhibit 2.1 in our Annual Report on Form 10-K for the annual period ended June 30, 2006.

3.1	Second Amended and Restated Certificate of Incorporation of Kensey Nash Corporation	Exhibit 3.1 in our Registration Statement on Form S-1, Registration No. 33-98722.

3.2	Third Amended and Restated Bylaws of Kensey Nash Corporation, as amended	Exhibit 3.1 in our Current Report on Form 8-K filed with the SEC on June 19, 2009.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Kensey Nash Corporation	Exhibit 3.2 in our Current Report on Form 8-K filed with the SEC on June 19, 2009.

4.1	Specimen stock certificate representing Kensey Nash Corporation common stock	Exhibit 3.1 in our Registration Statement on Form S-1, Registration No. 33-98722.

4.2	Rights Agreement, dated as of June 18, 2009, by and between Kensey Nash Corporation and Computershare Trust Company, N.A., as Rights Agent	Exhibit 4.1 in our Current Report on Form 8-K filed with the SEC on June 19, 2009.

10.1	Kensey Nash Corporation Seventh Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan†	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.

10.2	Kensey Nash Corporation Fourth Amended and Restated Nonemployee Directors’ Stock Option Plan and form of Stock Option Agreement†	Exhibit 4.5 in our Registration Statement on Form S-8, Registration No. 333-71050.

10.3	Form of Stock Option Agreement†	Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.

10.4	Form of Restricted Stock Agreement†	Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.

Exhibit	Description	Incorporation By Reference To
10.5	Form of Cash Settled Stock Appreciation Rights Agreement†	Exhibit 10.5 Current Report on Form 8-K filed with the SEC on December 6, 2006.

10.6	Form of Directors’ Indemnification Agreement	Exhibit 3.1 in our Registration Statement on Form S-1, Registration No. 33-98722.

10.7	License Agreement (United States) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products Corporation (assumed by St. Jude Medical, Inc.)	Exhibit 3.1 in our Registration Statement on Form S-1, Registration No. 33-98722.

10.8	License Agreement (Foreign) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products Corporation (assumed by St. Jude Medical, Inc.)	Exhibit 3.1 in our Registration Statement on Form S-1, Registration No. 33-98722.

10.9	Amendment to the Development and Distribution Agreement dated February 28, 2005 between Kensey Nash Corporation and Orthovita, Inc.	Exhibit 10.9 our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

10.10	Supply Agreement, dated June 15, 2005, by and between Kensey Nash Corporation and St. Jude Medical, Daig Division, Inc.	Exhibit Number 10 in our Current Report on Form 8-K filed with the SEC on June 21, 2005.

10.11	Secured Commercial Mortgage, dated May 25, 2006, between Kensey Nash Corporation and Citibank, F.S.B.	Exhibit 10.11 in our Current Report on Form 8-K filed with the SEC on June 1, 2006.

10.12	Swap Agreement, dated May 24, 2006, between Kensey Nash Corporation and Citibank, N.A.	Exhibit 10.12 in our Current Report on Form 8-K filed with the SEC on June 1, 2006.

10.13	Settlement Agreement dated October 24, 2007	Exhibit Number 10.1 in our Current Report on Form 8-K filed with the SEC on October 24, 2007.

10.14	Confidentiality Agreement dated October 24, 2007	Exhibit Number 10.2 in our Current Report on Form 8-K filed with the SEC on October 24, 2007.

10.15	Asset Purchase Agreement dated May 12, 2008 by and among Kensey Nash Corporation, ILT Acquisition Sub, Inc., Kensey Nash Holding Corporation and Spectranetics Corporation	Exhibit Number 10.1 in our Current Report on Form 8-K filed with the SEC on May 16, 2008.

10.16	Amended and Restated Employment Agreement for Joseph W. Kaufmann, Chief Executive Officer†	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009.

10.17	Amended and Restated Employment Agreement for Douglas G. Evans, P.E., Chief Operating Officer†	Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009.

10.18	Employment Agreement dated May 11, 2006, by and between Kensey Nash Corporation and Wendy F. DiCicco, CPA†	Exhibit 10.20 in our Annual Report on Form 10-K for the annual period ended June 30, 2006.

10.19	Amended and Restated Employment Agreement dated January 1, 2009, by and between Kensey Nash Corporation and M. Kevin Carouge†	Exhibit 10.21 in our Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2008.

Exhibit	Description	Incorporation By Reference To
10.20	Amended and Restated Employment Agreement dated January 1, 2009, by and between Kensey Nash Corporation and Todd M. DeWitt†	Exhibit 10.22 in our Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2008.

10.21	Amended and Restated Employment Agreement dated January 1, 2009, by and between Kensey Nash Corporation and Russell T. Kronengold, Ph.D.†	Exhibit 10.23 in our Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2008.

10.22	Amended and Restated Employment Agreement dated January 1, 2009, by and between Kensey Nash Corporation and James T. Rauth, P.E.†	Exhibit 10.24 in our Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2008.

10.23	Separation and General Release Agreement†	Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.

10.24	First Amendment to Separation and General Release Agreement†	Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.

10.25	Employment Agreement, effective as of March 10, 2009, between Kensey Nash Corporation and Michael Celano, Chief Financial Officer†	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2009.

10.26	Letter Agreement between Ceasar N. Anquillare and Kensey Nash Corporation dated March 12, 2009.	Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 16, 2009.

21.1	Subsidiaries of Kensey Nash Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of September 2009.

KENSEY NASH CORPORATION

By:	/S/ MICHAEL CELANO
Michael Celano Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of September 2009.

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