Form 10-K/A
period 2009-06-30
KENSEY NASH CORP
filed 2009-10-28
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of October 21, 2009 was 11,138,631.

EXPLANATORY NOTE

This Amendment No. 1 (this Amendment) amends the Annual Report on Form 10-K of Kensey Nash Corporation (referred to herein as “the Company,” “we,” “us” and “our”) for its fiscal year ended June 30, 2009, which was filed with the Securities and Exchange Commission on September 14, 2009 (the Original Filing), and is being filed to include information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which originally was omitted in reliance on General Instruction G(3) thereto. The Original Filing had indicated that such information would be provided through incorporation by reference to our definitive proxy statement (the 2009 Proxy Statement), which would be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2009, or October 28, 2009, but the Company is not filing the 2009 Proxy Statement by such date. The Company does not, however, intend to delay its 2009 Annual Meeting of Stockholders, scheduled for December 9, 2009, and anticipates filing the 2009 Proxy Statement with the Securities and Exchange Commission by November 9, 2009.

This Amendment does not otherwise modify or update disclosures contained in the Original Filing. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table lists the members of the Company’s Board of Directors (the Board), their age, their position with the Company, the year each was first elected as a director and the expiration of their current term.

Name	Age	Position with Company	Served as Director Since	Term Expires
Joseph W. Kaufmann	57	Chief Executive Officer, President, Secretary and Director	1992	2009
Harold N. Chefitz	73	Director	1995	2009
Steven J. Lee	61	Director	2000	2009
Robert J. Bobb	61	Director	1984	2010
Douglas G. Evans, P.E.	45	Chief Operating Officer, Assistant Secretary and Director	1995	2011
C. McCollister Evarts, M.D.	78	Director	2000	2011
Walter R. Maupay, Jr.	70	Chairman of the Board, Director	1995	2011

Mr. Kaufmann has served as Chief Executive Officer and President of the Company since 1995, as Secretary since 1989, and as a director since 1992. Mr. Kaufmann joined the Company in 1989 as Chief Financial Officer and was appointed Vice President, Finance and Administration in January 1994. Prior to joining the Company, Mr. Kaufmann held executive finance positions at divisions of Hanson, PLC and Syntex Corporation. Mr. Kaufmann received a B.S. degree in Accounting from St. Joseph’s University.

Mr. Chefitz has been a director of the Company since June 1995. Mr. Chefitz has many years of experience in investment banking and venture capital in the healthcare industry. For more than seven years he has been Chairman of Notch Hill Advisors, a private management company, advisors to CK Capital L.P., a private fund. He is also a member of Boston University Medical School Alzheimer Advisory Board, a director of Nitric Bio, a venture-based enterprise, and serves on the board of directors of the American Committee for Witzman Institute of Science. He was a director of Barr Pharmaceuticals, Inc. from 1998 to December 2008, the time when Teva Pharmaceutical Industries Ltd acquired Barr Pharmaceuticals. From May 2004 to December 2005, Mr. Chefitz was a Managing Partner at QuanStar Group, LLC. In addition, he was a Senior Managing Director of Gerard Klauer Mattison & Co., LLC from June 1995 through November 1998. From March 1993 until March 1995, he served as a Managing Director and Head of Healthcare Investment Banking for Prudential Securities Incorporated in New York City, NY. Mr. Chefitz received a B.S. degree from Boston University and attended Boston College Law School. Mr. Chefitz is a member of the Audit Committee and the Compensation Committee and qualifies as an “audit committee financial expert” as defined in Securities and Exchange Commission (SEC) rules under the Sarbanes Oxley Act of 2002.

Mr. Lee has been a director of the Company since July 2000. Since August 2002, Mr. Lee has been the President of SL Consultant Inc. a private investment firm and hedge fund specializing in growing companies in the medical and high technology fields. Mr. Lee was the Founder, President, Chief Executive Officer and Chairman of PolyMedica Corporation from 1990 until August 2002, the time of his retirement from PolyMedica. Previously, Mr. Lee was President and a director of Shawmut National Ventures. Prior to that, Mr. Lee served as President and Chief Executive Officer and a director of RepliGen Corporation from 1984 to 1986. Mr. Lee received a B.A., cum laude, from Lehigh University, an M.B.A. from the Wharton School of Finance and Commerce at the University of Pennsylvania, and a J.D. degree from Fordham University School of Law. He is licensed to practice in the states of Massachusetts and New York and is a retired member of the respective States’ Bar Associations. Mr. Lee is a member of the Audit Committee and the Compensation Committee and qualifies as an “audit committee financial expert” as defined in SEC rules under the Sarbanes Oxley Act of 2002.

Mr. Bobb has been a director of the Company since 1984. Since 1978, Mr. Bobb has been a principal equity investor in a number of lower to middle market operating companies. These investments have included start-ups, turnarounds and acquisitions from both private and public sellers. In each instance, Mr. Bobb served as Chief Executive Officer or Chairman of the Board. Currently, Mr. Bobb is Chairman of the Board for each of Chemcoaters LLC, Chicago Steel LLC and Robert J. Bobb & Company. In addition to the foregoing private investments, Mr. Bobb serves as Chairman of Cardinal Growth L.P., a private equity fund investing in small to middle market companies since its inception in 2000. Mr. Bobb received a B.S. degree from Western Michigan University and a J.D. degree from the University of Notre Dame Law School. Mr. Bobb is a member of the Corporate Governance and Nominating Committee and Chairman of the Audit Committee and qualifies as an “audit committee financial expert” as defined in SEC rules under the Sarbanes Oxley Act of 2002.

Mr. Evans has served as Chief Operating Officer and as Assistant Secretary of the Company and has been a director since 1995. Mr. Evans is responsible for overseeing the Company’s daily operations, protecting and developing the Company’s intellectual property and assessing new technologies. From 1989 to 1994, Mr. Evans held several senior positions with the Company in product development and engineering. From 1986 until joining the Company in 1989, Mr. Evans held a number of positions in engineering and business development for several divisions of the General Electric Company. Mr. Evans received a B.S. degree in Engineering Science and a Master’s degree in Business Management from The Pennsylvania State University and an M.S. degree in Electrical Engineering from the University of Pennsylvania. Mr. Evans is a Registered Professional Engineer in the United States.

Dr. Evarts has been a director of the Company since July 2000. Dr. Evarts is currently one of three Distinguished University Professors at the University of Rochester and Professor of Orthopaedics at the University of Rochester Medical Center, positions he has held since August 2006. From July 2003 to August 2006, Dr. Evarts had been Chief Executive Officer of the University of Rochester Medical Center and Senior Vice President and Vice Provost for Health Affairs at the University of Rochester. In addition, Dr. Evarts was the Chief Executive Officer of The Milton S. Hershey Medical Center, as well as the Senior Vice President for Health Affairs and Dean, College of Medicine. Previously, Dr. Evarts served as Professor and Chair of the Department of Orthopaedics at the University of Rochester School of Medicine and Dentistry and Medical Center and Vice President for Development. Prior to that, he was Chair of the Department of Orthopaedic Surgery at the Cleveland Clinic Foundation. Dr. Evarts holds an A.B. degree from Colgate University. He received his Medical Degree from the University of Rochester School of Medicine and Dentistry and served his internship and residency at the University of Rochester Strong Memorial Hospital. Dr. Evarts is a former board member of Carpenter Tech, The Hershey Foods Corporation, and board chair of the Hershey Trust. He is a member of the National Academy of Sciences Institute of Medicine. Dr. Evarts is the chairman of the Compensation Committee and a member of the Corporate Governance and Nominating Committee.

Mr. Maupay has been a director of the Company since June 1995. Prior to his retirement in 1995, Mr. Maupay was a group executive with Bristol-Myers Squibb, a bio-pharmaceutical research and development company, and President of its Convatec Division, from 1994 when Bristol-Myers Squibb bought Calgon Vestal Laboratories from Merck & Co. From 1988 to December 1994, Mr. Maupay served as President of Calgon Vestal Laboratories, a producer of skin care and infection control products, then a division of Merck & Co. Mr. Maupay spent 33 years in corporate and divisional positions at Merck & Co. Mr. Maupay received a B.S. degree in Pharmacy from Temple University and an M.B.A. degree from Lehigh University. Mr. Maupay is a director of SyntheMed, Inc. and Cubist Pharmaceuticals, Inc. and is also a director of several private companies. Mr. Maupay is the chairman of the Board and chairman of the Corporate Governance and Nominating Committee.

Director Emeritus

John E. Nash, P.E. serves as a director emeritus, and as such, Mr. Nash attends meetings of the Board, but does not have the right to vote on matters before the Board. Mr. Nash is a co-founder of Kensey Nash, is currently the Vice President of New Technologies and served as a director from 1984 until his retirement from the Board in 2007. Upon his retirement from the Board, Mr. Nash was named as the Company’s Board member emeritus in honor of his role as founder of the Company and as a tribute to his many years of service on the Board. He served as Vice Chairman of the Board and Executive Vice President from 1984 to October 1998. Prior to his co-founding the Company, Mr. Nash was employed by Syntex Corporation in a number of engineering and development positions within its Syntex Dental subsidiary, including Vice President of Research and Development. Mr. Nash holds qualifications in Mechanical and Production Engineering from Kingston College of Technology in the United Kingdom and is a Registered Professional Engineer in both the United Kingdom and the United States.

Board Committees

The Board has established three standing committees: an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee. Each of these committees consists of only non-employee directors. The members of the committees are identified in the table below.

Name	Audit Committee		Compensation Committee		Corporate Governance and Nominating Committee
Harold N. Chefitz	X		X
Steven J. Lee	X		X
Robert J. Bobb	X	(2)			X
C. McCollister Evarts, M.D.			X	(2)	X
Walter R. Maupay, Jr. (1)					X	(2)

X	Committee Member
(1)	Chairman of the Board
(2)	Committee Chairman

Executive Officers

The following sets forth certain information regarding executive officers of the Company. Information pertaining to Mr. Kaufmann, who is both a director and Chief Executive Officer of the Company, and Mr. Evans, who is both a director and Chief Operating Officer of the Company, may be found in the section above entitled “Directors.” Information pertaining to Mr. Nash, who is both a director emeritus and Vice President of New Technologies, may be found in the section above entitled “Director Emeritus.”

The Board elects officers annually. Subject to the terms of employment agreements, Mr. Kaufmann serves at the direction of the Board, Mr. Evans serves at the direction of our Chief Executive Officer and the Board, Mr. Celano serves at the direction of our Chief Executive Officer and each of Messrs. DeWitt, Kronengold and Rauth serves at the direction of our Chief Executive Officer and Chief Operating Officer. In July 2008, the Board named Messrs. DeWitt, Kronengold and Rauth, who were at that time Vice Presidents, as executive officers of the Company in recognition of their strategic importance to the Company. See “Executive Compensation—Employment Agreements.”

The following table lists the current executive officers of the Company, their age, their position with the Company and the year each was first serving as an officer.

Name	Age	Position with Company	Executive Officer Since
Joseph W. Kaufmann	57	Chief Executive Officer, President, Secretary and Director	1995
Douglas G. Evans, P.E.	45	Chief Operating Officer, Assistant Secretary and Director	1995
Michael Celano	51	Chief Financial Officer	March 2009
John E. Nash, P.E.	74	Vice President of New Technologies	1984
Todd M. DeWitt	55	Vice President of Biomaterials	July 2008
Russell T. Kronengold, Ph.D.	39	Vice President of Biomaterials Research	July 2008
James (Ted) Rauth, P.E.	45	Vice President of Operations	July 2008

Mr. Celano has served as our Chief Financial Officer since March 2009. Mr. Celano has spent 24 years in public accounting, in which he also served as a partner at the public accounting firm KPMG LLP, from June 2002 to August 2004. Prior to joining KPMG, Mr. Celano was a co-leader of the Life Science Practice at the public accounting firm Arthur Andersen LLP. From September 2004 to May 2007, Mr. Celano served as Chief Financial Officer for BioRexis Pharmaceutical Corporation, a privately held venture-funded biopharmaceutical company that was acquired by Pfizer, Inc. in February 2007. From August 2007 to December 2008, Mr. Celano was the Managing Director, National Life Sciences Practice, for Aon Corporation of Philadelphia, PA. Mr. Celano also serves as a member of the board of directors of OraSure Technologies, Inc., a publicly held medical diagnostics company. Mr. Celano is a Certified Public Accountant and holds a B.S. degree in Accounting from St. Joseph’s University.

Mr. DeWitt is our Vice President of Biomaterials. Mr. DeWitt was appointed as our Vice President of Biomaterials in August 2000. He had served as our Director of Polymer Products from May 1996 to 2000. Mr. DeWitt has held several positions at the Company since he joined in 1988, including Product Development Manager and Model Shop Manager. Prior to his employment with the Company, Mr. DeWitt held positions in the field of tool design and manufacturing with various companies including The Stanley Works and Doehler Jarvis Division of National Lead. Mr. DeWitt holds a B.A. degree in liberal arts from West Chester State University.

Dr. Kronengold, Ph.D. is our Vice President of Biomaterials Research. Dr. Kronengold was appointed to Vice President of Biomaterials Research in September 2004. He has held several positions within the Company since he joined in 1997. Prior to his association with the Company, Dr. Kronengold was a Research Consultant with Integra LifeSciences Corporation. Dr. Kronengold holds a Ph.D. and M.S. in Biomedical Engineering from UMDNJ-Robert Wood Johnson Medical School / Rutgers University and a B.S. in Chemical Engineering from Carnegie Mellon University.

Mr. Rauth, P.E. is our Vice President of Operations. Mr. Rauth was appointed to Vice President of Operations in October 2001. He had previously held the position of Director of Operations since May of 1999. Prior to joining the Company in 1999, Mr. Rauth was employed with Merck and Co. in various supervisory and management positions from 1995 through 1999. From 1986 through 1995, Mr. Rauth was a commissioned officer in the U.S. Navy holding various supervisory and leadership positions. He holds a B.S. in Chemical Engineering from Penn State University and a M.S. in Mechanical Engineering from Rensselaer Polytechnic Institute. Mr. Rauth is a Professional Engineer in the state of Pennsylvania.

Our current executive officers are subject to the terms of employment agreements and serve at the direction of the Board as further discussed for our Named Executive Officers under “Executive Compensation—Compensation Discussion and Analysis” in the section entitled “Employment Agreements.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires our officers and directors and persons who own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the NASDAQ Global Select Market (NASDAQ). Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that all Section 16 filing requirements applicable to our officers, directors and 10% beneficial owners were complied with on a timely basis during our fiscal year ended June 30, 2009 (fiscal 2009), except that Mr. Chefitz filed a Form 4 one day late to report an exercise of stock options under his 10b5-1 plan, Mr. Nash filed a Form 4 one day late to report a sale of Common Stock under his 10b5-1 trading plan and Mr. Bobb filed a Form 4 three days late to report a purchase of Common Stock.

Code of Conduct

The Board adopted the Kensey Nash Corporation Code of Business Conduct and Ethics, articulating standards of business and professional ethics, applicable to all of our directors, officers and employees. This Code also functions as our code of ethics under Section 406 of the Sarbanes-Oxley Act of 2002, applicable to our principal executive officer and principal financial officer. The full text of our Code of Conduct is available in full text on our website at www.kenseynash.com in the “Corporate Governance” section.

Stockholder Nominations of Directors

During fiscal 2009, the Board amended and restated its bylaws in the form of the Third Amended and Restated Bylaws of the Company (the Current Bylaws), to among other things, change the procedure by which stockholders of the Company may recommend nominees to the Board. Under the Current Bylaws, Stockholders who wish to nominate candidates are required to write to our Secretary. In accordance with the Current Bylaws, such nominations must be received by our Secretary not less than 90 days nor more than 120 days prior to first anniversary of the preceding year’s annual stockholder meeting; provided, however, that if the annual meeting date is advanced more than 30 days prior to, or delayed by more than 60 days after, the anniversary of the prior year’s annual meeting, or if no annual meeting of stockholders was held in the previous year, our Secretary must receive any stockholder nominations by the later of (1) 10 days after we have “publicly disclosed” the date of the annual meeting and (2) 90 days prior to the date of the annual meeting. In the event the number of directors to be elected to the Board is increased and there is no public announcement naming all of the nominees or specifying the size of the increased Board made by the Company at least 100 days prior to the anniversary of the prior year’s annual meeting, a stockholder’s nomination will be timely, but only with respect to nominees for any new positions created by the increase, if the notice is delivered not later than the tenth day following the date the public announcement is first made. Previously, nominations were generally required to be delivered to our Secretary not less than 60 days nor more than 90 days prior to an annual stockholder meeting.

In addition to other requirements included in the Current Bylaws, nominations must specify the name of the nominee and the qualifications of such nominee for membership on the Board, disclose any agreements of the nominee regarding how the nominee will act or vote on any issue, and any agreements with respect to direct or indirect compensation, reimbursement or indemnification for serving as a director, along with the written consent of the nominee to being named in the proxy statement as a nominee and to serving as a director if elected. In connection with any stockholder nomination, as set forth in the Current Bylaws, the nominating stockholder must also provide additional information as to the stockholder giving notice, and, if applicable, each nominee proposed by the stockholder, including the business proposed to be brought at the annual meeting and any material interest therein, information regarding beneficial ownership of securities of the Company, and whether the stockholder intends to deliver to the Company’s stockholders a proxy statement and form of proxy in connection with any proposed business.

Audit Committee

The Audit Committee consists of Robert J. Bobb (Chairman), Steven J. Lee and Harold N. Chefitz. After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with the Company that might affect their independence from the Company, the Board determined that (1) all current members of the Audit Committee are “independent” as that concept is defined in Section 10A of the Securities Exchange Act of 1934, (2) all current members of the Audit Committee are “independent” as that concept is defined in the NASDAQ listing standards, (3) all current members of the Audit Committee are financially literate, and (4) each current member qualifies as an “audit committee financial expert” as defined under applicable SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

Overview

This Compensation Discussion and Analysis (CD&A) explains the Company’s executive compensation program for our Chief Executive Officer, each person who served as our Principal Financial Officer during fiscal 2009, including our current and former Chief Financial Officer and our Director of Finance, and each of our three most highly compensated executive officers other than the CEO and each person who served as our Principal Financial Officer, as of the end of fiscal 2009. It describes our compensation philosophy, how the Compensation Committee of our Board (the “Compensation Committee” or “Committee”) establishes executive compensation for the NEOs, the objectives of the various compensation programs and how performance metrics are selected and evaluated for the various components of our compensation programs.

As used in this CD&A and elsewhere herein, the following terms have the following meanings:

•	Our “CEO” is our Chief Executive Officer;

•	Our “COO” is our Chief Operating Officer;

•	Our “CFO” is our Chief Financial Officer;

•	The “Named Executive Officers” or “NEOs” consist of the following executive officers:

•	Joseph W. Kaufmann, CEO

•	Douglas G. Evans, P.E., COO

•	Michael Celano, CFO

•	Wendy F. DiCicco, Former Chief Financial Officer

•	Ryan D. Lake, Director of Finance, Former Interim Principal Financial and Accounting Officer

•	Todd M. DeWitt, Vice President of Biomaterials

•	Russell T. Kronengold, Ph.D., Vice President of Biomaterials Research

Role of the Compensation Committee

Our Compensation Committee, which consists of three independent members of the Board and all of whom are independent directors in accordance with the applicable independence requirements of the NASDAQ Marketplace Rules (NASDAQ independence requirements), maintains the primary responsibility and authority for determining our compensation philosophy and for reviewing and making all compensation decisions relating to our NEOs. The Compensation Committee may form and delegate the authority to one or more subcommittees as it deems appropriate under circumstances set forth in the Compensation Committee charter. The Compensation Committee considers various factors in exercising its discretion to determine compensation, including the individual responsibilities and performance of each executive, the executives’ effectiveness in supporting the Company’s short-term and long-term goals, and the pay levels of similarly situated executives within our Company, as well as our Company’s overall financial performance. The Compensation Committee is solely responsible for reviewing and approving our CEO’s strategic individual objectives and total compensation.

During the annual review process, which takes place after the end of each fiscal year, the Compensation Committee considers the following information:

•

Input from the CEO regarding the performance of the NEOs, other than the CEO, and input from the COO regarding the performance of the NEOs, other than the CEO and the COO, with respect to the achievement of corporate and/or individual performance targets;

•

Compensation practices, including the amounts and nature of compensation paid to executive officers of similarly sized companies that comprise the Company’s peer group (see the discussion in the section titled “Peer Group Benchmarking” below);

•	The proportionate mix and trend of compensation related to base salary, cash bonus compensation and long-term equity-based award incentives for comparable positions within the peer group; and

•	The job responsibilities of the executive positions included in the peer group survey.

On an annual basis, the Committee reviews the effectiveness and competitiveness of the compensation program in the context of our compensation philosophy and program objectives (as explained in the section titled “Objectives of Our Compensation Philosophy” below). Annually, the CEO presents his annual reviews of our NEOs, other than his own, to the Committee. After consideration of all of the information above, the Committee approves the salary increases, cash bonuses and equity-based awards for each NEO. The information is evaluated and these compensation decisions are approved at the first Compensation Committee meeting following the end of the Company’s fiscal year, which, for fiscal 2009, was the Committee meeting held on September 22, 2009.

Objectives of Our Compensation Philosophy

The philosophy of the Compensation Committee is to provide competitive levels of total compensation to attract and retain talented and qualified executives who are critical to our long-term success. The compensation program is designed to motivate our executives and to align the financial interests of executives and stockholders through equity-based plans. Compensation is comprised of base salary, adjusted annually, as deemed necessary by the Compensation Committee, based on both compensation for similar executive positions and our executives’ individual performance and experience; cash bonus payments based upon the achievement of short-term annual corporate financial (based on total revenues and earnings per share) and strategic goals; and long-term equity-based awards incentives, which provide long-term incentives based on the same annual corporate financial and strategic goals. The Compensation Committee focuses on approving a balanced compensation package by combining components that emphasize both long-term strategic value for stockholders and shorter-term strategic and operational goals.

We believe that the compensation of our executives should reward their success in achieving key operating objectives such as, growth of total revenue and earnings per share. Our compensation philosophy is further designed to reward the execution of strategic non-financial goals that will provide both short-term and long-term growth for the Company, as well as other subjective factors determined and applied by the Committee and with input from our CEO and COO (as discussed below). In addition to the achievement of specific objectives within each NEO’s area of responsibility, it is expected that each executive must demonstrate exceptional personal performance and contribute as a member of the executive management team to the Company’s overall success. The Committee believes that a significant portion of the executive’s total compensation should be variable or “at-risk”.

The Committee approves the mix of “at-risk” and “not-at-risk” compensation elements based on the philosophy that each NEO’s compensation should be influenced significantly by the executive officer’s roles and responsibilities, performance (which is measured by both financial and non-financial performance) and the executive officer’s overall level of experience, as well as other subjective factors determined and applied by the Committee and management and ultimately approved by the Committee. The Committee approves challenging annual financial and operating goals, which are based on the Board-approved internal operating plan set at the time the annual budget process is approved by the Board, as well as individual strategic non-financial goals that are established by the CEO and COO and reviewed, modified if deemed appropriate, and approved by the Compensation Committee.

The Compensation Committee believes that it has instituted an executive compensation program which:

•	Aligns our executives’ interests to be consistent with stockholders’ interests;

•	Attracts and retains talented management;

•	Provides short-term and long-term incentives;

•	Focuses performance on achievement of the Company’s financial and strategic goals;

•

Combines and weights elements of compensation and benefits appropriately in relationship to each NEO’s responsibilities and impact on the overall success of the Company, and for our CEO, COO and CFO, relative to similar executive officers of the Company’s peer group; and

•	Weights elements of compensation and benefits appropriately in relationship to each other element with considering “at risk” elements.

Role of Executive Officers in the Compensation Process

Our CEO provides significant input on the compensation of our COO and CFO, including the individual’s performance rating, annual merit adjustments, cash bonuses and equity-based awards. Our CEO and COO provide significant input on the compensation of our Vice President of Biomaterials and Vice President of Biomaterials Research, including the individual’s performance rating, annual merit adjustments, cash bonuses and equity-based awards. Our CEO annually reviews the individual performance of each of the other NEOs and provides the Compensation Committee with (1) evaluations of each NEO, including an evaluation of each NEO’s personal performance against his or her individual performance objectives and contributions as a member of the executive management team, and (2) recommendations regarding any increase in each NEO’s base salary level (other than his own), as well as the NEO’s performance rating for purposes of calculating his or her cash bonus payment and the amount of any long-term equity-based award. Each of the other NEOs’ strategic individual performance goals, other than our CEO, are set based upon the recommendation of the CEO and COO and the approval of the goals by the Compensation Committee and vary depending upon each NEO’s roles and responsibilities.

Our CEO attends Compensation Committee meetings, as a non-voting participant, to provide the Committee with information regarding our NEOs’ and the Company’s financial and strategic performance. Our CEO is not in attendance during discussions and deliberations of individual compensation actions affecting him personally and during the Compensation Committee’s executive sessions. The Compensation Committee considers the CEO’s recommendations with respect to executive compensation and the Committee provides its input in an independent session. The Compensation Committee alone, however, makes the final decisions with respect to the compensation of our NEOs.

Compensation Consultants

We have not historically used compensation consultants in determining our NEO’s compensation and did not utilize any consultants related to the compensation of our NEOs for fiscal 2009.

Peer Group Benchmarking

In establishing our total direct compensation levels for our NEOs, compensation practices and total direct compensation are reviewed annually for comparable executive positions within our peer group. Our peer group has historically included, and currently includes, only publicly traded companies within the medical device industry, specifically cardiovascular or orthopaedics, and with similar financial metrics, which include, but are not limited to annual total revenue in a range of $36 million to $550 million, and market capitalization in a range of $70 million to $1.5 billion and with similarities to the Company in terms of financial profile, development stage, product focus, growth potential and revenue projections. Our CEO and the Compensation Committee evaluate the members of our peer group annually, and request additions or deletions of any member of our peer group as they deem appropriate. On an annual basis, the Compensation Committee approves the fiscal year’s peer group.

Our Human Resources Department compiles data from our peer group, by using Equilar Inc.’s Equilar Insight Research Database, to research compensation trends and analyses for purposes of recommending salary, target cash bonuses and equity compensation awards. This data provides useful comparisons that are used by the CEO and Compensation Committee as a guide when establishing compensation packages for our CEO, COO and CFO. The Committee reviews compensation practices at peer companies to help ensure the Company’s total compensation for our CEO, COO and CFO is within a reasonably competitive range, which generally means that the Compensation Committee targets total compensation levels, as well as individual compensation components, for our CEO, COO and CFO at somewhere around the 50th percentile of that paid by peer group members to similarly situated executives. However, the Compensation Committee does not adjust compensation to be at these targets each year. Furthermore, we continue to exercise our judgment and discretion with respect to our determination, as to the appropriate compensation levels of each of our NEOs, as we believe that over-reliance on the benchmarking of peer groups can result in compensation that is unrelated to the value delivered by our NEOs, which actual value substantiates any discretionary bonuses determined by the Committee based on the individual’s performance review. The Compensation Committee generally does not directly compare any of the specific compensation elements, or the total compensation levels, for our other NEOs with those of executives at its peer group companies, as such comparisons are much more difficult given the unique job responsibilities and roles with our company of these other NEOs.

For the fiscal 2009 analysis, the companies comprising our peer group were:

Anika Therapeutics, Inc Cryolife, Inc. EV3, Inc. Exactech, Inc. Greatbatch, Inc. Micrus Endovascular Corporation Orthovita, Inc.	Osteotech, Inc. The Spectranetics Corporation Stereotaxis, Inc. Surmodics, Inc. Synovis Life Technologies, Inc. Vascular Solutions, Inc.

For fiscal 2009, the following changes were made to our peer group:

Deletion
Vital Signs, Inc

The deletion of Vital Signs, Inc. from our fiscal 2009 peer group was due to the fact that it had been acquired by GE Healthcare and is no longer publicly traded.

Elements and Mix of Total Compensation and Benefits

There are three key compensation elements of our executive compensation program and they are collectively referred to as total compensation, which the Compensation Committee assesses and approves on an annual basis:

•	Base salary,

•	Cash bonus, and

•	Long-term equity-based award incentives in the form of non-qualified stock options, restricted stock awards and other forms of equity-based awards.

The Committee assesses these elements individually for each NEO, as well as each NEO’s total compensation package, to create a unique compensation mix for each NEO, which is also consistent with our compensation philosophy, as described above in the section titled “Objectives of Our Compensation Philosophy.”

The table below summarizes the three key compensation elements of the Company’s executive compensation program, a description of each of the key elements, and the objectives they are designed to achieve.

Compensation Element	Description	Objective

• Base salary	• Annual fixed cash compensation, adjusted as deemed necessary by the Committee. • Minimum amounts specified under terms of employment agreements.	• Attraction and retention. • Recognize differences in overall responsibility, experience and market value of the positions, as well as individual performance over the long-term.

• Cash bonus

•        Variable pay tied to the achievement of key Company financial and operating objectives. Fiscal 2009 and fiscal 2010 primary measures are:

•        Total Revenue; and

•        Earnings per share, as adjusted, as necessary.

•        Actual payouts are dependent on the percentage of the goals achieved with a minimum of 80% achievement required for any payout.

•        Significant charges or events that are deemed to be out of the control of the executives by the Compensation Committee may be taken into consideration when the achievement percentage is determined.

•        Payout at target is determined by the NEO’s contractually determined cash

•        Ensure organization is working together to achieve key financial and operating goals.

•        Drive high levels of performance by ensuring that executives’ total cash compensation is linked to achievement of financial and operating goals.

Compensation Element	Description	Objective

bonus eligibility or an amount determined by the Compensation Committee.

•        Payout may be zero if threshold targets are not achieved.

•        The Compensation Committee may reduce payouts at its discretion based on individual performance.

• Equity-based awards

•        Senior executives typically receive non-qualified stock options (NQSOs) and/or restricted stock awards (RSAs) at the discretion of the Compensation Committee. Often times the type of equity-based awards to be granted is dependent on, amongst such other factors, the number of awards available for future grants and limits for any particular equity-based awards established within the Kensey Nash Corporation Employee Incentive Compensation Plan (as amended, the Employee Plan).

•        All equity-based awards are granted at fair market value on the grant date (discounted awards are prohibited).

•        The number of awards granted is based upon the achievement of annual corporate financial goals and strategic individual goals.

•        Align long-term compensation with stockholders.

•        Opportunities for significant wealth accumulation by executives are tightly linked to stockholder returns.

•        Company performance linked to executive long-term payout.

•        Personal strategic goal achievement and performance tied to long-term payout.

Benefit Element	Description	Objective

• 401(k) Plan	• The Company maintains a 401(k) defined contribution plan. • The Company matches 50% of all employees first 6% of contributions.	• Provide competitive retirement benefits.

• Health and other benefits	• Executives are eligible for a variety of benefits, including: • Medical, dental and vision plans; and • Life and disability insurance plans.	• Provide competitive benefits. • Ensure a competitive overall rewards package.

The three compensation elements that comprise each NEO’s total compensation are then weighted based on factors, which include, but are not limited to, the portion of compensation that is “at-risk” and “not-at-risk”, as well as, short-term and long-term in nature. The weighting of the compensation elements differ for each NEO due to the their responsibilities, experience and individual performance in our Company. The fiscal 2009 approved compensation element arrangements for each NEO, and the weighted percentage of each element, have stayed relatively consistent for the CEO, COO, and CFO, when compared with our fiscal 2008 and fiscal 2007 compensation programs. The total compensation for each of the other NEOs was weighted relatively similar for each Vice President.

Each compensation element of each of our NEOs is weighted based on the role of the NEO, as well as its relation to the other two key compensation elements. Each NEO’s cash compensation element is based on the “at-risk” portion of the NEO’s weighted corporate financial and strategic individual goals. These goals are established such that it will be challenging for the respective NEOs to achieve them. The long-term equity award component for each NEO is weighted dependent on the role of the NEO, as well as its relation to the other two key compensation elements.

Mr. Kaufmann, as our CEO, is responsible for leading strategic business decisions, including mergers and acquisitions of technologies or companies which are best aligned with our Company’s, Board’s and stockholders’ interests. Our CEO is held highly responsible for our Company’s achievement of annual corporate financial goals, in addition to the achievement of his individual strategic goals, which are aligned with these corporate goals. The CEO’s strategic goals include individual and team objectives relating to such matters as, growing the Company’s biomaterials business by pre-defined measures established by the Compensation Committee, evaluating strategic opportunities for enhancing stockholder value, sustaining strong financial performance, profitability and growth, such as achievement of 100% of the Company’s Board-approved internal operating plan and sustaining high levels of meaningful investor communications. The approved goals of the CEO are considered challenging to achieve and primarily weighted on achieving financial metrics. Therefore, the Compensation Committee believes that a significant portion of the CEO’s total compensation is weighted on the “at-risk” compensation elements of cash bonuses and long-term equity awards. In addition, because of these responsibilities of our CEO with respect to our overall company strategy and performance, we set the total compensation and the individual compensation elements for our CEO at a level significantly higher than those of our other NEOs.

Mr. Evans, as our COO, is responsible for managing all aspects of operations, which includes manufacturing, quality control and assurance, product development, as well as overseeing biomaterials research, legal affairs, including intellectual property and business development and information technology. Similar to Mr. Kaufmann, Mr. Evans is also responsible for growing the Company’s biomaterials business by pre-defined measures established by the Compensation Committee, evaluating strategic opportunities for enhancing stockholder value, sustaining strong financial performance, profitability and growth, such as achievement of 100% of the Company’s Board-approved internal operating plan and sustaining high levels of meaningful investor communications. Mr. Evans is involved in all of the Company’s key strategic business decisions, including mergers and acquisitions of technologies or companies. In addition, Mr. Evans is a member of our Board. The “at-risk” compensation elements of the COO are weighted on achievement of corporate financial targets, as well as detailed strategic individual goals, which are considered appropriate for his role and considered challenging to achieve. The strategic goals of our COO typically include individual and team objectives relating to improvement of the quality, value and competitiveness of our Company’s products and business strategies. Therefore, the Compensation Committee believes that a significant portion of the COO’s total compensation is weighted on the “at-risk” compensation elements of cash bonuses and long-term equity awards, yet weighted differently than the CEO and the CFO. In addition, because of these responsibilities of our COO with respect to our overall company strategy and performance, we set the total compensation and the individual compensation elements for our COO at a level significantly higher than those of our other NEOs, other than our CEO.

Mr. Celano, as our CFO, is responsible for managing all aspects of the finance function of our Company. Similar to the CEO and COO, Mr. Celano is also responsible for sustaining strong financials, such as achievement of 100% of the Company’s internal operating plan (approved by the Board) and sustaining high levels of meaningful investor communications. The “at-risk” compensation elements of the CFO are weighted on achievement of corporate financial targets, as well as detailed strategic individual goals, which are considered appropriate for his role and considered challenging to achieve. The fiscal 2009 strategic goals of the CFO included individual and team objectives relating to the Company’s financial operations including compliance issues, financial and cost accounting analysis and management, cash management and cost savings. Therefore, the Compensation Committee believes that a significant portion of the CFO’s total compensation is weighted on the “at-risk” compensation elements of cash bonuses and long-term equity awards, yet weighted differently than the CEO and the COO, due to their unique roles within the Company.

Mr. DeWitt and Dr. Kronengold, as our Vice Presidents, have similar strategic goals which are set by the CEO and COO, which include specific financials goals, such as biomaterials sales, growing the Company’s biomaterials business both with existing customers and seeking new customers, successfully conducting clinical trials, assisting in the regulatory compliance process for new and existing products and developing prototypes of new products. The “at-risk” compensation elements of each of the Vice Presidents are weighted on achievement of corporate financial targets, but more heavily weighted on detailed strategic individual goals, which are considered appropriate for their role and are considered challenging to achieve. Mr. DeWitt’s strategic individual goals and team objectives for fiscal 2009 focused on biomaterials sales, launching new products, assisting in receiving regulatory approvals, initiating studies and developing prototypes for new products, as well as assisting in the production of current products. Dr. Kronengold’s strategic individual goals and team objectives for fiscal 2009 focused on biomaterials sales goals, managing all aspects of our cartilage repair and extra-cellular matrix (ECM) technology programs, assisting in the regulatory process for new technologies and launching new products.

Fiscal 2009 Compensation Decisions

Base Salary.

We determine the salaries of our NEOs based on job responsibilities and individual experience, and we also compare the base salary amounts of our CEO, COO and CFO against comparable compensation for similar positions within our peer group. We do not apply formulas or assign these factors specific mathematical weights; instead we exercise our judgment and discretion with respect to these factors. Our Compensation Committee expects to continue to provide compensation to our executive officers that are competitive with that provided to executives within our peer group (as discussed in “Peer Group Benchmarking” above). Our Compensation Committee reviews the salaries of our executives annually and grants increases in salaries based on individual performance during the prior fiscal year and current market and Company conditions, as appropriate.

In September 2009, the Compensation Committee determined, based on the recommendation of the CEO, that base salaries for Mr. Evans, Mr. DeWitt and Dr. Kronengold would be increased to $294,580, $195,840 and $191,530, respectively, in order to align the salary of each of our NEOs in accordance with their respective responsibilities within the Company. In addition, the Compensation Committee determined the base salary of Mr. Kaufmann would increase to $328,570 from $319,000 in order to set the CEO’s base salary at a level that is generally competitive with that of other CEOs of the peer group, as well as at an appropriate level relative to each of our NEOs in accordance with their respective responsibilities within our Company. The fiscal 2009 increase in base salary for each of Messrs. Kaufmann, Evans, and DeWitt and Dr. Kronengold represents an average 3% increase from their prior year salary, reflecting annual merit adjustments. The Compensation Committee determined that the salary of Mr. Celano would remain at $250,000, as the Compensation Committee believed it continued to be appropriate from his recent hire date of March 2009, as well as considering the base salary and overall total compensation for other CFOs in our peer group.

In connection with the promotion of our Vice President of Biomaterials and Vice President of Biomaterials Research as executive officers, based on our CEO’s recommendation and the Committee’s review of the information provided by our Human Resources Department, the Committee approved the annual base salaries of Mr. DeWitt and Dr. Kronengold.

Cash Bonus.

The NEOs are eligible to receive a performance-based cash bonus based on the Company’s achievement of financial and operating performance goals, as well as individual performance of strategic individual goals and team objectives. This cash incentive is calculated for the CEO and the COO as a percentage of base salary. The cash incentive for the CFO, Vice President of Biomaterials and Vice President of Biomaterials Research is based on a fixed dollar value.

Target Bonus Percentage. The employment agreement for each of the current NEOs establishes the target cash bonus opportunity for the NEO, expressed as a percentage of his then current base salary or a fixed dollar amount. The fiscal 2009 target contractual cash bonus opportunities for the CEO and the COO are set at a maximum of 100% of base salary, the CFO’s is set at a maximum of 75% of base salary, and each of the Vice President of Biomaterials’ and the Vice President of Biomaterials Research’s is set at a maximum of 60% of base salary. The annual targets can be set below the maximum percentages, provided for in the respective employment agreements, as determined by the Compensation Committee. The fiscal 2009 target bonus for our current CFO was set at $125,000 but pro-rated to $41,100, for four months of service based on his recent hire date of March 2009. The fiscal 2009 target bonus for the Vice President of Biomaterials and the Vice President of Biomaterials Research was set at $40,000, as determined by the Compensation Committee considering the current responsibilities of the Vice Presidents and their influence on the Company’s achievement of corporate financial targets. In addition, the Vice President of Biomaterials and the Vice President of Biomaterials Research are eligible for additional discretionary cash bonuses as the CEO recommends, and as approved by the Compensation Committee.

Bonus Calculation. The total cash bonus for each NEO is weighted on the achievement of the Company’s annual corporate financial and strategic individual goals and team objectives. The weighted percentages are approved by the Compensation Committee and are primarily based on our compensation philosophy that a portion of the total compensation is of an “at-risk” nature for each respective NEO and the NEO’s roles and responsibilities. In the event the Company’s financial performance falls below a goal achievement factor of 80% for a particular corporate financial goal, no NEO will be eligible for the portion of his cash bonus attributable to that corporate financial. If the Company’s financial performance is above the 80% factor for a corporate financial goal, then the cash bonus is weighted on a combination of corporate financial goals, as well as achievement of strategic individual and team objectives.

For fiscal 2009, the calculation of the cash bonus for our CEO, COO and our current CFO was weighted 70% on the achievement of the Company’s corporate financial goals and 30% on the achievement of strategic individual and team objectives. Further, the portion of Mr. Kaufmann’s cash bonus related to the percent achievement of each corporate financial goal, up to the actual achievement of 100% of that goal, was weighted 60% on the actual achievement percentage of the Company’s earnings per share goal and 40% on the actual achievement percentage of the Company’s total revenue goal. This 60%/40% ratio is primarily due to our compensation philosophy of “at-risk” compensation for the CEO role, as the Committee believes that the CEO has greater responsibilities, relative to the other NEOs with respect to matters that would impact earnings per share. The cash bonus of the COO and CFO, related to the corporate financial goals, were weighted 50% on the actual achievement percentage of the Company’s earnings per share goal and 50% on the actual achievement percentage of the Company’s total revenue goal. This 50%/50% ratio is primarily due to our compensation philosophy of “at-risk” compensation for the roles of the COO and CFO, as the Committee believes that each of the COO and CFO have greater responsibilities, relative to the other NEOs, other than the CEO, with respect to matters that would impact both earnings per share and total revenue.

For fiscal 2009, calculation of the cash available for awards to the Vice President of Biomaterials and the Vice President of Biomaterials Research was determined by the set target bonus multiplied by the average achievement percentage completed for the Company’s financial goals. The cash available for their awards was then multiplied by the weight, as determined by the CEO and COO, of each strategic individual goal and the percent the executive has completed that goal.

We do not typically publicly disclose our financial targets or strategic targets, as our business plan is highly confidential. Due to the long-term nature of our Company’s business plan, many of our strategic goals extend beyond the fiscal year. Therefore, disclosing specific objectives would provide competitors and other third parties with insights into our Company’s planning process and would therefore cause competitive harm.

Fiscal 2009 Corporate Financial Goals

The Company’s corporate financial goals for fiscal 2009 to which the NEOs’ cash bonuses were tied were as follows:

	FY09 Goal	FY09 Achievement	Achievement %
Total Revenue ($ millions)	$89.0	$82.1	92%
Earnings Per Share	$1.63	$1.69	104%
Average Achievement Percentage Completed			98%

Total revenues for fiscal 2009 as reported in our Form 10-K for fiscal 2009, as filed with the SEC on September 14, 2009, were $82.1 million and presented a 92% achievement of the $89.0 million corporate financial goal. The $89.0 million total revenue goal was 100% of the Company’s fiscal 2009 internal operating plan, as approved by the Board prior to the beginning of the fiscal year. Earnings per share as reported in our 10-K for fiscal 2009 was $1.69 and represented a 104% achievement of the $1.63 corporate financial goal.

Strategic Individual Goals and Team Objectives

For Fiscal 2009, the strategic individual goals and team objectives for each NEO were identified in the section above titled “Elements and Mix of Total Compensation and Benefits,” as these strategic goals are based specific to each NEO role and responsibility within our Company.

For fiscal 2009, based on the factors discussed above, we granted cash bonus awards as follows: Mr. Kaufmann, $312,700; Mr. Evans, $280,200; Mr. Celano, $41,100 (pro-rated for four months of service during fiscal 2009); Mr. DeWitt, $37,000 and Dr. Kronengold, $56,000. Dr. Kronengold’s cash bonus includes a $20,000 discretionary award recommended by the CEO and approved by the Compensation Committee for the accomplishments of goals related to the cartilage repair and ECM technology programs in fiscal 2009.

The Company has established total revenue, earnings per share and strategic goals for its fiscal year ending June 30, 2010 (fiscal 2010) at 100% of the Company’s internal operating plan, as approved by the Board prior to the beginning of fiscal 2010.

Equity-based awards.

We use stock options, restricted stock, and other equity-based equivalents to provide long-term incentives. These awards help us retain and attract executives and align their interests with stockholders by setting multi-year vesting requirements. These awards are granted at the fair market value (always tied to the market price on the date of grant, never discounted) and therefore are aligned with the growth of our stock. We believe that long-term compensation is a critical component of our executive compensation program and is a way to foster a long-term focus on the Company’s financial results. The amount of shares received in relation to the total potential received was based on a weighted consideration of the NEOs’ achievement of their strategic individual goals and team based objectives (consistent with the methodology described under the section titled “Elements and Mix of Total Compensation and Benefits” and “Target Bonus Percentage”).

Each year, the Compensation Committee decides the appropriate types and mix of equity-based awards. In addition, grant dates for equity-based awards are determined in accordance with our Equity Awards Policy, which provides that awards generally will be granted at the first Compensation Committee meeting following the end of each fiscal year. Typically, the Compensation Committee will award stock options. The Compensation Committee considers stock options to be a particularly effective means to promote the overall financial objectives of the Company and its stockholders by motivating the executives who are granted stock options to achieve long-term growth in stockholder equity in the Company and by retaining those individuals who are instrumental in achieving this growth. The Compensation Committee will award other awards, such as restricted stock awards, at the Compensation Committee’s discretion. For fiscal 2009, the Compensation Committee decided to utilize only nonqualified stock options, rather than a mix of restricted stock and stock options.

We award long-term equity incentives annually to the CEO and each other NEO. Individual target awards were established for fiscal 2009 based on the same methodology as described above in the “Bonus Calculations” section, except, for the CEO, COO and our current CFO, 80% of the eligible award is weighted to the corporate financial goals and strategic individual and team objectives and 20% of the eligible award is discretionary and at the determination of the Compensation Committee. For fiscal 2009, we granted stock option awards as follows: Mr. Kaufmann, 38,000 shares; Mr. Evans, 29,000 shares; Mr. Celano, 4,400 shares (pro-rated for four months of service during fiscal 2009); Mr. DeWitt, 10,000 shares; Dr. Kronengold, 12,500 shares. These individual grants for fiscal 2009 performance were awarded on September 22, 2009, the date of the first Compensation Committee meeting following fiscal 2009. The shares awarded to each NEO were based on the ratio of other “at-risk” compensation elements. A significant portion of the CEO’s and COO’s “at-risk” compensation is tied to long-term incentives as compared to the CFO and to the Vice Presidents. The fiscal 2009 portion of equity compensation for our NEOs is consistent with that in relation to the median of our peer group.

Changes in the Principal Financial Officer During Fiscal 2009

On October 20, 2008, Wendy F. DiCicco submitted her resignation as Chief Financial Officer, as which she served as both the principal financial officer and principal accounting officer of the Company, which was effective on November 15, 2008, after the filing of the Company’s Form 10-Q for the fiscal quarter ending September 30, 2008. Ms. DiCicco served as our Chief Financial Officer since August 1998.

Pursuant to the terms of Ms. DiCicco’s employment agreement with the Company, Ms. DiCicco was not entitled to receive any severance benefits upon resignation from the Company. However on November 15, 2008, the Company, in order to obtain certain restrictive covenants for the benefit of the Company, including a severance repayment provision in the event Ms. DiCicco violates any of the restrictive covenants and a general release of claims, entered into a Separation and General Release Agreement, as amended by the First Amendment to the Separation and General Release Agreement, effective as of December 4, 2008 (as amended, the “Separation Agreement”) with Ms. DiCicco. Among other things, the Separation Agreement provided for (1) payment of a lump sum bonus equal to $51,200 to be paid no later than December 12, 2008; and (2) accelerated vesting of options to purchase 16,000 shares of the Company’s common stock; and (3) all of Ms. DiCicco’s options to purchase 53,000 shares of the Company’s common stock, which, including those options vested pursuant to the Separation Agreement, would remain exercisable for a period of twelve months following the date of Ms. DiCicco’s termination.

The fiscal 2009 base salary of Ms. DiCicco of $223,800 was determined based on the recommendation by the CEO, after considerations of the total compensation mix appropriate based on her experience, individual performance, roles and responsibilities as CFO, in accordance with the Company’s compensation philosophy discussed above, and was approved by the Compensation Committee at the September 2008 Committee meeting.

On October 27, 2008, the Board designated Ryan D. Lake, who is the Company’s Director of Finance, to assume the additional roles of the Company’s principal financial officer and principal accounting officer on an interim basis, until the Board elected a new Chief Financial Officer. Mr. Lake was the appointed principal financial and accounting officer as of November 15, 2008, the effective date of Ms. DiCicco’s resignation, and served in such capacity until March 10, 2009, when Mr. Celano was named our CFO. During this interim period, Mr. Lake reported directly to the Company’s President and CEO, Mr. Kaufmann.

Mr. Lake, age 31, was appointed Director of Finance in October 2008. Mr. Lake has served in various senior roles at the Company since 2002. He had previously held the position of Director of Accounting since 2007. From 2005 to 2007, Mr. Lake served the Company as Senior Accounting and Compliance Manager. From 2003 to 2005, Mr. Lake served the Company as General Accounting Manager. From 1999 until he joined the Company in 2002, Mr. Lake was an Accounting and Audit Senior at the public accounting firm Deloitte & Touche, LLP. Prior to that, Mr. Lake was an accountant at the forensic accounting firm Nihill & Riedley, P.C. Mr. Lake holds a B.S. degree in Accounting from West Chester University of Pennsylvania and is a Certified Public Accountant in the Commonwealth of Pennsylvania.

The base salary for Mr. Lake during fiscal 2009, which includes the period for which he served as interim principal financial and accounting officer, was set at $125,000 and was determined by the former Chief Financial Officer and approved by our CEO as part of the annual performance review in September 2008, and was based on Mr. Lake’s department contributions for fiscal 2008, as well as internal review of base salary of similarly situated employees, considerations of his professional accounting background and his several years of service with the Company as compared against national salary survey data provided by the Company’s Human Resources Department. In September 2009, as part of the annual performance review by our CFO and CEO, our CEO approved an increase to Mr. Lake’s base salary to $137,500. The salary increase was based upon Mr. Lake’s fiscal 2009 performance, similar salaries of the employees at the director level of the Company, as well as consideration of industry-published salary surveys available from Aon Corporation’s Radford Group. Mr. Lake is not employed pursuant to an executive compensation agreement.

The fiscal 2009 cash bonus granted to Mr. Lake was determined by the Compensation Committee and was based on several factors, which included the consideration of Mr. Lake’s appointment as interim Principal Financial and Accounting Officer between the former and the current CFO, the limited duration of Mr. Lake serving in such capacity, as well as his efforts and time to perform his duties as principal financial and accounting officer, in addition to those associated with serving as Director of Finance. For fiscal 2009, Mr. Lake was awarded a cash bonus of $25,000, which included a $15,000 discretionary bonus.

Mr. Lake was also awarded a non-qualified stock option to acquire 6,000 shares of Common Stock on September 22, 2009, in connection with the Company’s other equity-based awards for fiscal 2009.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code (the Code) provides that compensation paid to certain executive officers in excess of $1,000,000 in any year is not deductible by the Company for federal income tax purposes unless, in general, such compensation is performance-based, is established by a committee comprised solely of two or more independent directors and is objective, and unless the plan or agreement providing for such performance-based compensation has been approved by the stockholders in advance of payment. The Compensation Committee currently intends to maximize the tax deductibility of compensation paid to executive officers, where possible. However, the Compensation Committee also realizes that in order to attract and retain individuals with superior talent, it may, from time to time, pay compensation to our executive officers that may not be deductible.

Perquisites (fringe benefits)

Contractually, none of our executives are entitled to benefits that are not otherwise available to our employees generally. We do not provide a defined benefit pension arrangement, post-retirement health coverage or similar benefits for any of our executives.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee has reviewed and discussed with our management the section entitled “Compensation Discussion and Analysis” set forth herein. Based on that review and analysis, the Compensation

Committee recommended to the Board that the “Compensation Discussion and Analysis” be included herein for filing with the Securities and Exchange Commission.

Compensation Committee
C. McCollister Evarts, M.D., Chairman
Steven J. Lee
Harold N. Chefitz

Compensation Committee Interlocks and Insider Participation

During fiscal 2009, C. McCollister Evarts, M.D., Steven J. Lee and Harold N. Chefitz served on the Compensation Committee of the Board. None of the persons who served on the Compensation Committee during fiscal 2009 was an officer or employee of the Company during fiscal 2009, or has been an officer of the Company or had any relationship requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934. In addition, none of the Company’s executive officers serves, or has served during the last completed fiscal year, as a member of the board or compensation committee of any other entity that has or has one or more of its executive officers serving as a member of the Compensation Committee or the Board.

The following table sets forth information regarding the compensation awarded, paid to or earned for services rendered in all capacities to us by each of our Named Executive Officers for the fiscal years ended June 30, 2009, 2008 and 2007.

Fiscal 2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Option/SAR Awards ($)(2)(3)(4)	All Other Compensation ($)(8)	Total ($)
Joseph W. Kaufmann —President, Chief Executive Officer and Secretary	2009	$319,000	$312,700	$—	$80,523	$10,126	$722,349
	2008	$319,000	$311,800	$366,814	$342,973	$9,976	$1,350,563
	2007	$311,314	$—	$462,509	$72,661	$10,210	$856,694

Michael Celano —Chief Financial Officer (5)	2009	$76,763	$41,100	$14,167	$13,292	$583	$145,905

Ryan D. Lake —Director of Finance and Interim Principal Financial and Accounting Officer (6)	2009	$118,751	$25,000	$—	$22,048	$4,973	$170,772

Wendy F. DiCicco —Former Chief Financial Officer (7)	2009	$82,315	$51,200	$—	$(46,725)	$4,982	$91,771
	2008	$217,360	$90,900	$118,327	$74,342	$9,770	$510,699
	2007	$196,967	$—	$151,995	$14,829	$9,056	$372,847

Douglas G. Evans, P.E. —Chief Operating Officer and Assistant Secretary	2009	$283,250	$280,200	$—	$59,572	$14,872	$637,894
	2008	$275,000	$266,800	$311,458	$247,864	$14,487	$1,115,609
	2007	$268,750	$—	$389,321	$51,900	$14,653	$724,624

Russell T. Kronengold, Ph.D. —Vice President of Biomaterials Research	2009	$176,000	$56,000	$—	$50,966	$7,337	$290,303

Todd M. DeWitt —Vice President of Biomaterials	2009	$190,250	$37,000	$—	$49,448	$7,684	$284,382

(1)	The amounts represent cash bonuses earned based on the NEO’s performance during the applicable fiscal years which were paid in September 2008 (fiscal 2009) and October 2009 (fiscal 2010), respectively. Ms. DiCicco’s bonus listed in the row for fiscal 2009 was paid to her in December 2008 per the terms of her Separation Agreement.

(2)	These amounts do not represent compensation actually received. The amounts represent the aggregate expense recognized for awards of restricted stock, stock options and cash-settled stock appreciation rights (SARs) for financial statement reporting purposes for applicable fiscal years, in accordance with SFAS 123(R). Such amounts may include amounts recognized for awards granted during the applicable fiscal years and prior years. Cash-settled SARs awarded in stock-based payment transactions are accounted for under SFAS 123(R), which classifies these awards as liabilities. Accordingly, the fair value of the award is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost. During fiscal 2009 the Company recognized a benefit related to the outstanding cash-settled SARs which is reflected in the amounts shown above.

(3)	In September 2009 (fiscal 2010), the Company granted the following option awards based on each NEO’s performance during fiscal 2009: Mr. Kaufmann- 38,000 shares; Mr. Celano- 4,400 shares; Mr. Lake- 6,000 shares; Mr. Evans- 29,000 shares; Dr. Kronengold- 12,500 shares; and Mr. DeWitt- 10,000 shares. These awards are not reflected in the summary compensation table above.

(4)	For fiscal 2008, the acquisition by Ramius Capital Group, L.L.C. and its affiliates, of more than 20 percent of the Company’s outstanding Common Stock on August 30, 2007, constituted a “Change in Control” as defined under the Employee Plan as it then existed. As a result, all outstanding unvested stock options, cash-settled SARs and nonvested stock awards held by officers, employees, directors and others under this plan automatically became vested (and, in the case of options and stock appreciation rights, exercisable) in full. This acceleration of vesting increased the amounts recognized under SFAS 123(R) with respect to the stock awards and options/cash-settled SARs awards respectively, for each of the NEOs for fiscal 2008 as follows: Mr. Kaufmann: $301,168 for stock awards and $66,479 for option/cash-settled SARs awards; Ms. DiCicco: $96,771 and $13,567; and Mr. Evans: $255,702 and $47,485. Please refer to Note 17 “Stock-Based Compensation,” of our consolidated financial statements for fiscal 2009 included in our Form 10-K for fiscal 2009, for a discussion of accelerated vesting of all equity-based awards.

(5)	Mr. Celano joined Kensey Nash in March 2009. Upon commencement of his employment, Mr. Celano was granted 10,000 shares of restricted stock and options to acquire 30,000 shares of Common stock, with both awards scheduled to vest over a four year period. All of Mr. Celano’s compensation as presented reflects his length of employment of four months during fiscal 2009.

(6)	Mr. Lake served as our acting Principal Financial and Accounting Officer from November 2008 until March 2009.

(7)	Ms. DiCicco resigned in November 2008. Ms. DiCicco’s salary presented in the row for fiscal 2009 was her salary as paid to her through her termination date. The cash-settled SARs held by Ms. DiCicco were forfeited, pursuant to the terms of her employment agreement, in connection with her termination of employment. Therefore, the liability with respect to the cash-settled SARs that Ms. DiCicco forfeited was reversed, and, in accordance with GAAP rules, the reversal resulted in the negative amount shown in the table. Please refer to Note 17 “Stock-Based Compensation,” of our consolidated financial statements for fiscal 2009 included in our Form 10-K for fiscal 2009, for a discussion of assumptions relevant to the calculation of such amounts. For a discussion of the Separation Agreement between the Company and Ms. DiCicco, see “Executive Compensation—Compensation Discussion and Analysis” in the section titled “Changes in the Principal Financial Officer During Fiscal 2009.”

(8)	The amounts consist of life insurance premiums and 401(k) matching contributions as described below for fiscal 2009.

See “Executive Compensation—Compensation Discussion and Analysis” in the section titled “Changes in the Principal Financial Officer During Fiscal 2009” above and the section titled “Employment Agreements” below for a discussion of employment agreements and other arrangements entered into with our NEOs.

FISCAL 2009 ALL OTHER COMPENSATION TABLE

Name	Fiscal Year	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Total ($)
Joseph W. Kaufmann	2009	$3,226	$6,900	$10,126
Michael Celano	2009	$583	$—	$583
Ryan D. Lake	2009	$1,412	$3,561	$4,973
Wendy F. DiCicco	2009	$1,354	$3,628	$4,982
Douglas G. Evans, P.E.	2009	$7,807	$7,065	$14,872
Russell Kronengold, PhD.	2009	$2,096	$5,241	$7,337
Todd M. DeWitt	2009	$3,298	$4,386	$7,684

Fiscal 2009 Grants of Plan Based Awards—The following table shows the grants of awards made in fiscal 2009 to our Named Executive Officers:

FISCAL 2009 GRANTS OF PLAN BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option/ SARs Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($ / Share)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Joseph W. Kaufmann	9/22/2008	—	31,400	$32.28	$407,161
Michael Celano	3/10/2009	—	30,000	$17.00	$196,788
	3/10/2009	10,000	—	$17.00	$170,000
Ryan D. Lake	9/22/2008	—	4,500	$32.28	$58,351
Wendy F. DiCicco	9/22/2008	—	6,500	$32.28	$84,285
Douglas G. Evans, P.E.	9/22/2008	—	21,550	$32.28	$279,437
Russell Kronengold, Ph.D.	9/22/2008	—	7,100	$32.28	$92,065
Todd M. DeWitt	9/22/2008	—	7,000	$32.28	$90,768

(1)	The amount represents a restricted stock award granted in fiscal 2009 to Mr. Celano upon his hire. This restricted stock award is scheduled to vest in four equal annual installments on the first four anniversaries of the grant date.

(2)	The amounts represent stock option grants awarded in fiscal 2009 that were for performance in the fiscal year ended June 30, 2008 (fiscal 2008). Options are exercisable over a maximum term of 10 years from the grant date and are scheduled to vest in three equal and annual installments on the first three anniversaries of the grant date. Mr. Celano’s option award was granted upon commencement of his employment and is exercisable over a maximum term of 10 years from the grant date and is scheduled to vest in four equal and annual installments on the first four anniversaries of such grant date.

(3)	The amounts reflected represent the grant date fair value of the options awarded for fiscal 2009, computed in accordance with SFAS 123(R). Please refer to Note 17 “Stock-Based Compensation,” of our consolidated financial statements for fiscal 2009 included in our Form 10-K for fiscal year 2009, for a discussion of assumptions relevant to the calculation of such amounts.

Outstanding Equity Awards at Fiscal 2009 Year-End—The following table provides information regarding unexercised stock options and outstanding equity awards held at the end of fiscal 2009 by our Named Executive Officers. All values in the table are based on the market value of our Common Stock of $26.21 per share, its closing price on June 30, 2009, the last trading day of fiscal 2009, as reported by NASDAQ.

OUTSTANDING EQUITY AWARDS AT FISCAL 2009 YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options/ SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/ SARs (#) (1) Unexercisable	Option/SAR Exercise Price ($)	Option/SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Joseph W. Kaufmann	—	31,400	$32.280	09/22/18	—	$—
	12,667	25,333	$28.020	10/23/17	—	$—
	30,000	—	$27.800	08/24/14	—	$—
	55,000	—	$34.360	06/28/14	—	$—
	55,000	—	$14.580	07/10/12	—	$—
	49,000	—	$31.360	10/05/11	—	$—
	98,500	—	$14.510	06/05/11	—	$—
	70,000	—	$14.510	06/05/11	—	$—
	75,000	—	$13.125	08/16/10	—	$—

Michael Celano	—	30,000	$17.000	03/10/19	10,000	$262,100

Ryan D. Lake	—	4,500	$32.280	09/22/18	—	$—
	700	1,400	$28.020	10/23/17	—	$—
	1,206	—	$30.150	09/09/15	—	$—

Wendy F. DiCicco (3)	6,500	—	$32.280	11/15/09	—	$—
	9,500	—	$27.800	11/15/09	—	$—
	20,000	—	$34.360	11/15/09	—	$—
	7,000	—	$14.580	11/15/09	—	$—

Douglas G. Evans, P.E.	—	21,550	$32.280	09/22/18	—	$—
	9,434	18,866	$28.020	10/23/17	—	$—
	25,000	—	$27.800	08/24/14	—	$—
	45,000	—	$34.360	06/28/14	—	$—
	45,000	—	$14.580	07/10/12	—	$—
	35,000	—	$31.360	10/05/11	—	$—
	53,200	—	$14.510	06/05/11	—	$—
	80,000	—	$14.510	06/05/11	—	$—
	75,000	—	$13.125	08/16/10	—	$—

Russell Kronengold, PhD.	—	7,100	$32.280	09/22/18	—	$—
	2,434	4,866	$28.020	10/23/17	—	$—
	10,000	—	$27.800	08/24/14	—	$—
	11,000	—	$34.360	06/28/14	—	$—

Todd DeWitt	—	7,000	$32.280	09/22/18	—	$—
	2,334	4,666	$28.020	10/23/17	—	$—
	14,000	—	$34.360	06/28/14	—	$—
	650	—	$14.510	06/05/11	—	$—

(1)	The amounts represent stock options granted on October 23, 2007 and September 22, 2008, as applicable, other than the option award granted to Mr. Celano, that were not vested as of June 30, 2009 and are scheduled to vest in three equal and annual installments on the first three anniversaries of the grant date. Mr. Celano’s option award granted on March 10, 2009 is exercisable over a maximum term of 10 years from the grant date and is scheduled to vest in four equal and annual installments on the first four anniversaries of his grant date.

(2)	Mr. Celano was granted restricted stock awards on March 10, 2009. These restricted stock awards are scheduled to vest in four equal and annual installments on the first four anniversaries of the grant date.

(3)	Ms. DiCicco’s unvested stock options as of November 15, 2008 were accelerated and became fully vested pursuant to her Separation Agreement. All outstanding options issued to Ms. DiCicco were modified to allow Ms. DiCicco to exercise them for up to one year after her termination date of November 15, 2008.

Fiscal 2009 Option Exercises and Stock Vested—The following table provides information regarding stock option awards exercised by our Named Executive Officers and nonvested stock awards of our Named Executive Officers that vested during fiscal 2009. There were no cash-settled SARs exercised by our Named Executive Officers during fiscal 2009.

FISCAL YEAR 2009 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
Joseph W. Kaufmann	82,280	$2,233,902	—	$—
	2,600	70,590	—	—
	120	3,258	—	—

Subtotal	85,000	$2,307,750	—	$—

Michael Celano	—	$—	—	$—

Subtotal	—	$—	—	$—

Ryan D. Lake	—	$—	—	$—

Subtotal	—	$—	—	$—

Wendy F. DiCicco	10,000	$92,000	—	$—
	4,875	99,889	—	—
	3,150	64,544	—	—
	912	18,623	—	—

Subtotal	18,937	$275,055	—	$—

Douglas G. Evans, P.E.	—	$—	—	$—

Subtotal	—	$—	—	$—

Russell Kronengold, PhD.	4,166	$91,735	—	$—

Subtotal	4,166	$91,735	—	$—

Todd DeWitt	11,000	$106,700	—	$—

Subtotal	11,000	$106,700	—	$—

Total	119,103	$2,781,240	—	$—

(1)	The amounts reflect the market value of the underlying securities at the time of exercise less the exercise price of the exercised options.

(2)	There were no stock awards that vested during fiscal 2009.

Employment Agreements—Effective January 1 2009, we updated each of our executive’s employment agreements entered into with the Company to, amongst other things, comply with Section 409A of the Code. Mr. Kaufmann is a party to an employment agreement with the Company dated as of January 1, 2009 that expires on the earlier of his employment termination and June 27, 2010 (unless extended by mutual agreement between us and Mr. Kaufmann), and provides for a minimum annual base salary of $319,000, or his most recent per annum base salary, whichever is greater. The Board increased Mr. Kaufmann’s salary to $328,570 effective October 1, 2009. Mr. Evans is a party to an employment agreement with the Company dated as of January 1, 2009 that expires on the earlier of his employment termination and June 27, 2010 (unless extended by mutual agreement between us and Mr. Evans), and provides for a minimum annual base salary of $286,000, or his most recent per annum base salary, whichever is greater. The Board increased Mr. Evans’ salary to $294,580 effective October 1, 2009. Mr. Celano is party to a two-year employment agreement with the Company dated as of March 10, 2009, his date of hire, that is set to expire on the earlier of his employment termination and March 9, 2011 (unless extended by mutual agreement between us and Mr. Celano). This agreement provides for a minimum annual base salary of $250,000, or his most recent per annum base salary, whichever is greater. Mr. DeWitt is party to a two year employment agreement with the Company dated January 1, 2009 that expires on the earlier of his employment termination or December 31, 2010 (unless extended by mutual agreement between us and Mr. DeWitt), and provides for a minimum annual base salary of $192,000, or his most recent per annum base salary, whichever is greater. The Board increased Mr. DeWitt’s salary to $195,840 effective October 1, 2009. Dr. Kronengold is party to a two year employment agreement with the Company dated January 1, 2009 that expires on the earlier of his employment termination or December 31, 2010 (unless extended by mutual agreement between us and Dr. Kronengold), and provides for a minimum annual base salary of $179,000, or his most recent per annum base salary, whichever is greater. The Board increased Dr. Kronengold’s salary to $191,530 effective October 1, 2009.

Each of these employment agreements provides that a bonus may be paid, or an equity award granted, at the discretion of the Board or the Compensation Committee. In addition, the employment agreements restrict each of the executives from competing with us or soliciting our employees, customers or suppliers during the term of the agreement and for 12 months after termination of his employment with the Company.

These agreements provide for compensation and benefits in the event that (1) the executive’s employment is terminated by the Company without “Cause” prior to a “Change in Control” during his or her employment term; (2) the executive’s employment is terminated during the employment term by the Company with Cause or by the executive other than for Good Reason; and (3) upon or following a “Change in Control,” either the Company terminates the executive’s employment for a reason other than “Cause” or the executive terminates his employment with the Company for “Good Reason,” in either case during his employment term.

For purposes of all five of these employment agreements, the following terms are defined below:

“Cause” means any of the following:

•	an act of fraud, embezzlement or other act of dishonesty that would reflect adversely on the integrity of the Company;

•	conviction for violation of any criminal statute involving breach of fiduciary duty or moral turpitude;

•

failure by the executive to discharge his or her duties in a reasonably satisfactory manner and that failure is not cured by the executive within 30 days after delivery of written notice to the executive specifying the nature of such failure;

•	the death of the executive;

•	a mental or physical disability of the executive which renders the executive unable to effectively perform his duties for 180 days; or

•	the executive’s voluntary termination of employment other than as a result of a breach of the Company’s obligations under the executive’s employment agreement.

A “Change in Control” shall occur if:

•

any individual, partnership, firm, corporation, association, trust, unincorporated organization or other entity, or any syndicate or group deemed to be a person is or becomes the “beneficial owner” directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities entitled to vote in the election of directors of the Company;

•

during any period of two consecutive years, individuals who were directors at the beginning of the two-year period and any new directors, whose election or nomination for election was approved by a vote of at least three quarters of the directors who either were directors at the beginning of the two-year period or whose election or nomination was previously so approved, cease for any reason to constitute at least a majority of the Board; or

•	all or substantially all of the assets of the Company are liquidated or distributed.

“Good Reason” means, following a Change in Control, any of the following:

•	a material diminution in the executive’s base compensation as in effect on the date of the Change in Control;

•	a material diminution in the executive’s responsibilities as in effect on the date of the Change of Control; or

•	relocation of the executive’s location of employment more than 50 miles from the location on the date of the Change in Control.

For purposes of the agreements of Mr. Kaufmann, Mr. Evans and Mr. Celano, the following term is defined below:

“Estimated Bonus” means:

•

an amount equal to the average of the value of the cash bonuses and restricted stock received by the executive for the last two full fiscal years for which the executive has received such cash bonuses and restricted stock, if any, prior to the executive’s termination date.

For purposes of the agreements of Mr. DeWitt and Dr. Kronengold agreements, the following term is defined below:

“Estimated Bonus” means:

•

an amount equal to the average of the value of the cash bonuses received by the executive for the last two full fiscal years for which the executive has received such cash bonuses, if any, prior to the executive’s termination date.

If the employment of Mr. Kaufmann, Mr. Evans, Mr. Celano, Mr. DeWitt or Dr. Kronengold is terminated, then under his respective agreement, he will receive the compensation and benefits described below. If the executive violates the employment agreement’s restrictions on competing with the Company or soliciting its employees, customers or suppliers, the Company will have the right to terminate payment or provision of the compensation and benefits described below and the Company will be entitled to reimbursement of any of these amounts that the Company has already paid. In addition, for any stock option the executive exercised after his employment termination date, he will be required to pay the Company the difference between the exercise price of such stock option and the Company’s closing stock price on the date on his employment termination.

Termination Without Cause Prior to a Change in Control

If the Company terminates the executive without Cause and the executive executes a general release, then:

•	the executive will be entitled to a lump sum cash severance payment within 60 days following his employment termination date equal to the greater of:

•

any amount of base salary remaining until the expiration of the original employment term (which for Messrs. Kaufmann and Evans, means June 27, 2010, and for Messrs. Celano, DeWitt and Kronengold, means the second anniversary of the effective date) and a payment equal to one Estimated Bonus for each year of the original employment term (which for Messrs. Kaufmann and Evans, means the 3-year employment term ending June 27, 2010, and for Messrs. Celano, DeWitt and Kronengold means the 2-year employment term ending December 31, 2010) for which the executive has not yet received a bonus payment but would be entitled to if he had not been terminated; or

•	12 months of base salary and a payment equal to one Estimated Bonus.

•

the executive will generally be eligible to continue his health/prescription, dental and vision insurance coverage until the expiration of the original employment term or for twelve (12) months after the termination date, whichever is longer, or until he becomes gainfully employed and is eligible for benefits at his new place of employment.

•

the outstanding stock options and restricted stock held by the executive will immediately vest and any stock options would remain exercisable for a period of one year from the executive’s employment termination date, but not past the original term of the stock option.

Termination with Cause or Voluntarily by the Executive (including Retirement)

If the executive’s employment is terminated either by the Company with Cause, or by the executive other than for Good Reason following a Change in Control, during the employment term, the executive will be entitled to payment of his base salary accrued through the employment termination date. If executive’s employment termination is due to his retirement, the executive’s stock options that are vested on the employment termination date will remain exercisable for a period of one year from the employment termination date; but not past the original term of the stock option.

Termination Upon or Following a Change In Control

If, upon or following a Change in Control, either the Company terminates the executive for a reason other than Cause or the executive quits his employment with the Company for Good Reason, and if the executive executes a general release, then:

•	the executive will be entitled to a lump sum cash severance payment within 60 days following his employment termination date, equal to the greater of:

•	the amount of severance the executive would have received for a termination without cause, as described above; or

•

the sum of, with respect to each of Messrs. Kaufmann and Evans, two times his base salary and two times his Estimated Bonus, and with respect to each of Messrs Celano, DeWitt and Kronengold, one and one half times his base salary and one and one half times his Estimated Bonus;

•

the executive will generally be eligible to continue his health/prescription, dental and vision insurance coverage for 24 months after his employment termination date, or until he becomes gainfully employed and is eligible for benefits at his new place of employment; and

•	upon a Change in Control, regardless of whether an employment termination occurs, the executive’s stock options and restricted stock will immediately vest.

•	outstanding stock options would remain exercisable for a period of one year from the employment termination date, but not past the original term of the stock option.

Executive’s Employment Not Renewed

In the event the employment agreement is not renewed upon the expiration of its original term, the Company will not have any further obligations under that employment agreement and the executive’s employment will then be at-will.

Separation and General Release Agreement with Ms. DiCicco

For a discussion of the Separation Agreement between the Company and Ms. DiCicco, see “Executive Compensation—Compensation Discussion and Analysis” in the section titled “Changes in the Principal Financial Officer During Fiscal 2009” above.

FISCAL 2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table shows the potential incremental payments and benefits, which our Named Executive Officers would be entitled to receive upon termination of employment under their respective employment agreements. The amounts shown in the table are based on an assumed termination as of June 30, 2009 and represent estimates of the incremental amounts that would be paid to each Named Executive Officer upon his or her termination in accordance with the terms of his or her agreement based on their fiscal 2009 base salary, fiscal 2009 target incentive awards and our current premium costs for their health and welfare benefits.

		Before Change in Control (1)		After Change in Control (1) (2)
Name	Benefit	Involuntary Termination w/o Cause	Contract Non-Renewal by Employer (3)	Termination w/o Cause or for Good Reason
Joseph W. Kaufmann	Severance	$319,000	$—	$638,000
	Bonus (4)	312,250	—	624,500
	Acceleration of equity awards (5)	—	—	—
	Tax gross-up (6)	—	—	—
	Health care benefits continuation (7)	15,922	—	31,845

	Subtotal	$647,172	$—	$1,294,345

Michael Celano (8)	Severance	$437,500	$—	$437,500
	Bonus (4)	20,550	—	30,825
	Acceleration of equity awards (5)	276,300	—	276,300
	Tax gross-up (6)	—	—	199,073
	Health care benefits continuation (7)	42,511	—	48,584

	Subtotal	$776,861	$—	$992,281

Ryan Lake (9)	Severance	$—	$—	$—
	Bonus (4)	—	—	—
	Acceleration of equity awards (5)	—	—	—
	Tax gross-up (6)	—	—	—
	Health care benefits continuation (7)	—	—	—

	Subtotal	$—	$—	$—

Douglas G. Evans, P.E.	Severance	$286,000	$—	$572,000
	Bonus (4)	273,500	—	547,000
	Acceleration of equity awards (5)	—	—	—
	Tax gross-up (6)	—	—	—
	Health care benefits continuation (7)	24,292	—	48,584

	Subtotal	$583,791	$—	$1,167,583

Russell T. Kronengold, Ph.D.	Severance	$268,500	$—	$268,500
	Bonus (4)	56,500	—	84,750
	Acceleration of equity awards (5)	—	—	—
	Tax gross-up (6)	—	—	—
	Health care benefits continuation (7)	30,847	—	41,129

	Subtotal	$355,846	$—	$394,378

Todd M. DeWitt	Severance	$288,000	$—	$288,000
	Bonus (4)	47,000	—	70,500
	Acceleration of equity awards (5)	—	—	—
	Tax gross-up (6)	—	—	—
	Health care benefits continuation (7)	17,464	—	23,286

	Subtotal	$352,464	$—	$381,786

Total		$2,716,134	$—	$4,230,373

All of the payments in the table shown above were determined in accordance with each respective NEO’s employment agreement unless otherwise described in the footnotes below.

(1)	Assumes that the NEO executes and delivers a general release in favor of the Company.

(2)	The meaning of “Change in Control” is described above under “Employment Agreements”.

(3)	In the event that the NEO’s employment term expires due to non-renewal, the Company shall have no further obligations under that NEO’s employment agreement. If the NEO remains employed with the Company, the NEO will be an at-will employee.

(4)	Bonus is an amount equal to the average of the value of the cash bonuses and restricted stock received by the NEO for the last two full fiscal years for which the NEO has received such cash bonuses and restricted stock, if any, prior to the NEO’s termination date.

(5)	The amounts represent all unvested equity awards and are based on the market value of the Company’s Common Stock of $26.21 per share, the closing price on June 30, 2009 as reported by the NASDAQ Stock Market. If an award’s exercise price exceeds the closing price as of June 30, 2009, no value is presented. Please refer to Note 17 “Stock Based Compensation,” of our consolidated financial statements for fiscal 2009 included in our Form 10-K for fiscal year 2009, for a discussion of information relevant to the calculation of such amounts.

(6)	If the NEO’s total severance benefits exceed 110% of the amount that would trigger a “golden parachute” excise tax under the Code, the Company will pay the NEO a “gross-up” payment such that the NEO will receive the same amount of benefits as he would have if the excise tax had not been imposed.

(7)	The amounts are calculated using current insurance premium rates as of June 30, 2009.

(8)	Mr. Celano joined Kensey Nash in March 2009. Mr. Celano’s bonus compensation as presented reflects his length of employment of four months during fiscal 2009.

(9)	Mr. Lake does not have an employment agreement with the Company.

BOARD OF DIRECTORS COMPENSATION

The Compensation Committee recommends our directors’ compensation package, subject to approval by the Board, at the Board meeting immediately following our Annual Meeting. In discharging this duty, the Compensation Committee is guided by three goals: compensation should fairly pay directors for work required in a company of our operational size and scope; compensation should align directors’ interests with the long-term interests of stockholders; and the structure of the compensation should be adequate to enable the Company to attract and retain well-qualified directors. The Compensation Committee reviews the compensation of directors annually. The Compensation Committee reviews retainers and equity compensation of our peer group and benchmarks our directors’ compensation packages in conjunction with establishing the structure of our directors’ compensation. We do not pay additional compensation to our executive officers for their service as directors.

In consideration of service on the Board, on the date of our fiscal 2008 Annual Meeting of the stockholders of the Company, each non-employee director who was elected, re-elected or continued to serve as a director because his term had not expired, received the following compensation package for the period December 2008 to December 2009:

Cash Compensation

	Member	Chairman
Board of Directors Retainer	$25,000	$40,000
Strategic Committee Retainer	$3,500	$5,000
Audit Committee Retainer	$5,000	$7,000
Compensation Committee Retainer	$3,500	$5,000
Corporate Governance & Nominating Committee Retainer	$3,500	$3,500

Equity-based Compensation

	Restricted Stock Awarded 12/10/2008	Value of Restricted Stock Award ($17.72/sh)(1)
Chairman of the Board	7,900	$139,988
Director (other than the Chairman)	6,490	$115,003

(1)	The assumptions we made to determine the amounts listed in this column are set forth in Note 17 “Stock Based Compensation” of our consolidated financial statements for fiscal 2009 included in our Form 10-K for fiscal 2009. The fair value of each award granted was $17.72 per share.

Other Factors:

•	The grants of restricted Common Stock awarded to non-employee directors and the Chairman of the Board on December 10, 2008 do not contain performance vesting criteria.

•	The Board collectively has an educational allowance for training programs totaling $10,000 per year, plus travel expenses and other costs associated with attending the training programs.

•	Grants of options may be made, from time to time, as determined by the Compensation Committee.

•

If the Compensation Committee determines to recommend a change to the current compensation package to the Board, it may present such changes at the first meeting of the Board immediately following the Annual Meeting on December 9, 2009.

The following table provides information on compensation earned during fiscal 2009 by each non-employee director:

FISCAL 2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(4)	Total ($)
Walter R. Maupay, Jr.	$40,000	$73,889	$—	$—	$113,889
Robert J. Bobb	$35,500	$60,721	$—	$—	$96,221
Harold N. Chefitz	$33,500	$60,721	$—	$—	$94,221
C. McCollister Evarts, M.D.	$37,000	$60,721	$—	$—	$97,721
Steven J. Lee	$33,500	$60,721	$—	$—	$94,221
Jeffrey C. Smith (3)	$32,000	$15,995	$—	$—	$47,995
Ceasar N. Anquillare (4)	$30,000	$35,163	$—	$74,027	$139,190

Total	$241,500	$367,931	$—	$74,027	$683,458

(1)	These amounts do not represent compensation actually received. Rather, the amounts represent the aggregate expense recognized for awards of restricted stock and stock options for financial statement reporting purposes for fiscal 2009 in accordance with FAS 123R. Such amounts may include amounts recognized for awards granted during fiscal 2009 and prior fiscal years. Please refer to Note 17 “Stock Based Compensation” of our consolidated financial statements for fiscal 2009 included in our Form 10-K for fiscal 2009, for a discussion of assumptions relevant to the calculation of such amount.

(2)	No options were granted to members of the Board during fiscal 2009 and there are no outstanding unvested options that are currently being expensed.

(3)	Mr. Smith resigned from the Board in February 2009. Mr. Smith’s unvested restricted shares were forfeited upon his resignation. As of June 30, 2009, Mr. Smith has no outstanding shares of restricted stock.

(4)	Mr. Anquillare resigned from the Board in March 2009. Pursuant to the terms of a letter agreement between Mr. Anquillare and the Company, entered into in connection with his resignation from the Board, (a) an aggregate of 3,469 restricted shares held by Mr. Anquillare were accelerated, and (b) the Company repurchased all of Mr. Anquillare’s restricted shares that were vested as of the date of his letter agreement. The shares subject to acceleration represent shares that would have otherwise vested in calendar 2009 if Mr. Anquillare would have remained as a member of the Board through the original vesting dates in calendar 2009. Therefore, the expense with respect to the restricted shares that Mr. Anquillare held, and, in accordance with SEC rules, resulted in the increase in expense as shown in the table. Please refer to Note 17 “Stock-Based Compensation,” of our consolidated financial statements for fiscal 2009 included in our Form 10-K for fiscal 2009, for a discussion of assumptions relevant to the calculation of such amounts. As of June 30, 2009, Mr. Anquillare has no outstanding shares of restricted stock.

At June 30, 2009, each of the directors named below held the number of outstanding restricted stock awards and stock options (all of which are vested) to purchase the number of shares of our Common Stock shown next to his name:

Name	Number of Shares Underlying Restricted Stock Awards Granted During Last Fiscal Year (1)	Grant Date Fair Value (2)	Total Shares Underlying Unvested Restricted Stock Awards	Total Shares Underlying Unexercised Option Awards (vested)
Walter R. Maupay, Jr.	7,900	$139,988	3,178	79,250
Robert J. Bobb	6,490	$115,003	2,610	54,500
Harold N. Chefitz	6,490	$115,003	2,610	32,000
C. McCollister Evarts, M.D.	6,490	$115,003	2,610	59,500
Steven J. Lee	6,490	$115,003	2,610	37,000

(1)	Shares are scheduled to vest in three equal and annual installments on the first three anniversaries of the grant date and do not contain performance vesting criteria.

(2)	Awards were granted on December 10, 2008. The closing price of our common stock on that date was $17.72 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of June 30, 2009, we maintained the Employee Plan and the Non-Employee Director Compensation Plan (Directors’ Plan), each of which was approved by our stockholders. The following table provides information, as of June 30, 2009, about the securities authorized for issuance under these equity compensation plans. This table does not include any awards that have been made in fiscal 2010. The Directors’ Plan was terminated in December 2005.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a)) (c) (3)
Equity compensation plans approved by security holders	1,903,904	(4)	$23.52	794,205

Equity compensation plans not approved by security holders	—		$—	—

(1)	As of September 30, 2009, the number of securities in column (a) was 2,200,514.

(2)	As of September 30, 2009, the price in column (b) was $24.29.

(3)	As of September 30, 2009, the number of securities in column (c) was 479,515.

(4)	As of the date of this table, June 30, 2009, the weighted average remaining contractual term of such options was 4.87 years. As of September 30, 2009, the weighted average remaining contractual term of outstanding options was 5.49 years.

Security Ownership of Management and Certain Stockholders

The following table sets forth, as of October 21, 2009, certain information with respect to the beneficial ownership of our Common Stock by (1) each person known by us to own beneficially more than 5% of the outstanding shares of Common Stock, (2) each of our directors, (3) each of the Named Executive Officers and (4) all of our executive officers and directors as a group. Unless otherwise indicated, each person or group has sole dispositive and voting power with respect to the shares of our Common Stock shown below as beneficially owned by such person. The percentages below are based on 11,138,631 outstanding shares of Common Stock.

Names and Addresses	Amount and Nature of Beneficial Ownership	Percent of Class
Brown Capital Management, Inc. (1)	1,280,232	11.5%
Barclays Global Investors, NA (2)	832,499	7.5%
Joseph W. Kaufmann (3)	633,626	5.5
Century Capital Management LLC (4)	600,843	5.4
Douglas G. Evans, P.E. (5)	580,868	5.0
Walter R. Maupay, Jr. (6)	120,129	1.1
Robert J. Bobb (7)	102,425	*
C. McCollister Evarts, M.D. (8)	77,405	*
Steven J. Lee (9)	54,905	*
Wendy F. DiCicco (10)	47,353	*
Harold N. Chefitz (11)	46,100	*
Todd M. DeWitt (12)	39,284	*
Russell T. Kronengold, Ph.D. (13)	29,490	*
Michael Celano	10,000	*
Ryan D. Lake (14)	4,106	*
All Executive Officers and Directors as a group (12 persons)	1,974,953	16.1%

*	Denotes less than one percent.

(1)	As disclosed on a Schedule 13G filed on May 13, 2009 by Brown Capital Management, Inc. (“Brown”), Brown has sole voting power with respect to 572,630 shares and sole dispositive power with respect to 1,280,232 shares; Brown may be deemed a beneficial owner of such shares in its capacity as investment adviser for such shares owned of record by its clients; and the principal business address of Brown is 1201 N. Calvert Street, Baltimore, Maryland 21202.

(2)	As disclosed on a Schedule 13G filed on February 5, 2009 by Barclays Global Investors, NA (“Barclays”), Barclays has sole voting power with respect to 652,127 shares and sole dispositive power with respect to 832,499 shares; Barclays may be deemed a beneficial owner of such shares in its capacity as a bank for such shares owned of record by its clients; and the principal business address of Barclays is 400 Howard Street, San Francisco, California, 94105.

(3)	Includes 468,301 shares issuable upon exercise of options within 60 days of October 21, 2009. The principal place of business for Mr. Kaufmann is 735 Pennsylvania Drive, Exton, Pennsylvania 19341.

(4)

As disclosed on a Schedule 13G filed on February 13, 2009 by Century Capital Management LLC (“Century”), Century has sole voting power with respect to 575,943 shares and sole dispositive power with respect to 600,843 shares; Century may be deemed a beneficial owner of such shares in its capacity as investment adviser for such shares owned of record by its clients; and the principal business address of Century is 100 Federal Street, 29th Floor, Boston, Massachusetts 02110.

(5)	Includes 195,567 shares held by the Douglas G. Evans Revocable Trust, 1,050 shares held indirectly by his minor children and 384,251 shares issuable upon exercise of options within 60 days of October 21, 2009.

(6)	Includes 65,750 shares issuable upon exercise of options within 60 days of October 21, 2009.

(7)	Includes 54,500 shares issuable upon exercise of options within 60 days of October 21, 2009.

(8)	Includes 59,500 shares issuable upon exercise of options within 60 days of October 21, 2009.

(9)	Includes 37,000 shares issuable upon exercise of options within 60 days of October 21, 2009.

(10)	As disclosed on a Form 4 filed on September 24, 2008 by Ms. DiCicco and includes 36,000 shares issuable upon exercise of options within 60 days of October 21, 2009.

(11)	Includes 32,000 shares issuable upon exercise of options within 60 days of October 21, 2009.

(12)	Includes 21,651 shares issuable upon exercise of options within 60 days of October 21, 2009.

(13)	Includes 28,234 shares issuable upon exercise of options within 60 days of October 21, 2009.

(14)	Includes 4,106 shares issuable upon exercise of options within 60 days of October 21, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions and Approval Policy

There are no transactions with related persons required to be disclosed herein pursuant to Item 404(a) of Regulation S-K.

As stated in our Corporate Governance and Nominating Committee charter, each director is responsible for disclosing to the Corporate Governance and Nominating Committee situations that he or she reasonably believes give rise to a potential related person transaction or conflict of interest. In addition, the Corporate Governance and Nominating Committee shall ask directors about potential related person transactions or potential conflicts of interest at least annually. The Board, upon recommendation of the Corporate Governance and Nominating Committee and after consultation with our outside counsel, shall determine on a case-by-case basis whether a conflict of interest exists.

As stated in our Audit Committee charter, a function of the Audit Committee is to review and approve (or deny) related person transactions and resolve conflicts of interest questions involving Board members or management (as required by applicable securities laws, rules and regulations, and the rules of NASDAQ and any other securities exchange on which securities of the Company are listed) and review and monitor compliance with other written policies of the Company regarding related person transactions or conflicts of interest. Our Code of Conduct and Ethics has a section that describes how we identify potential conflicts of interest. Each of these charters and codes mentioned above are located on our website at www.kenseynash.com in the “Corporate Governance” section.

Director Independence

The Board has determined that each of Robert J. Bobb, Harold N. Chefitz, C. McCollister Evarts, M.D., Steven J. Lee and Walter R. Maupay, Jr. is a non-employee director who meets the NASDAQ independence requirements. In addition the Board has determined that each of the non-employee directors of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee is a non-employee director who meets the NASDAQ independence requirements, including additional requirements for Audit Committee members.

In addition to the NASDAQ independence requirements, we also use the independence guidelines set forth in our Corporate Governance Guidelines, which are available on our website at www.kenseynash.com in the “Corporate Governance” section. The Board has determined that each of the directors that meet the NASDAQ independence requirements also meet the independence guidelines in our Corporate Governance Guidelines.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees

The following table shows fees that we paid (or accrued) for professional services rendered by our independent auditors, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively “Deloitte”) for fiscal 2009 and for fiscal 2008:

	Year Ended
Description of Fees	June 30, 2009	June 30, 2008
Audit Fees	$540,585	$511,645
Audit-Related Fees	—	62,870
Tax Fees	61,981	29,600
All Other Fees	—	—

Total	$602,566	$604,115

Audit Fees. Consists of fees incurred for professional services rendered for the audit of our annual financial statements, review of the interim financial statements included in quarterly reports, assessment of internal controls over financial reporting as a result of the Sarbanes-Oxley Act of 2002 and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees.” We did not incur any such fees for fiscal 2009. Fiscal 2008 audit related fees were incurred for professional services rendered in conjunction with our acquisition of certain assets of the MacroPore Biosurgery spinal and orthopaedic business unit of Cytori Therapeutics, Inc. and the sale of our endovascular business to The Spectranetics Corporation. Please refer to Note 9 “Acquisitions” and Note 26 “Sale of Endovascular Business,” included in our Form 10-K for fiscal 2009.

Tax Fees. Consists of fees incurred for professional services for tax compliance, tax advice and tax planning. These services include tax planning, assistance with the preparation of various U.S. tax returns, and advice on other tax-related matters.

All Other Fees. Represents fees incurred for services provided to us other than those included in the categories above, which could include, but are not limited to, non-audit related fees. We did not incur any such fees for fiscal 2009 or fiscal 2008.

Deloitte did not bill the Company in fiscal 2009 or fiscal 2008 for any services other than those described above.

The Audit Committee has determined that the provision of audit and non-audit services provided by our independent auditors as described above is compatible with maintaining the independent auditors’ independence. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by our independent auditors. In certain cases, the Chairman of the Audit Committee has been delegated the authority by the Audit Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Audit Committee at its next meeting. During fiscal 2009, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)    CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Incorporated by reference to Item 8 of this Report on Form 10-K.

15(b)    FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not required, are not applicable or the information is scheduled in our financial statements or notes thereto.

15(c)    EXHIBITS

Exhibit	Description	Incorporation By Reference To
2.1	Asset Purchase Agreement dated September 1, 2000 by and among Kensey Nash Corporation, THM Acquisition Sub, Inc., THM Biomedical, Inc. and the stockholders of THM Biomedical, Inc.	Exhibit 2.1 in our Annual Report on Form 10-K for the annual period ended June 30, 2006.

3.1	Second Amended and Restated Certificate of Incorporation of Kensey Nash Corporation	Exhibit 3.1 in our Registration Statement on Form S-1, Registration No. 33-98722.

3.2	Third Amended and Restated Bylaws of Kensey Nash Corporation, as amended	Exhibit 3.1 in our Current Report on Form 8-K filed with the SEC on June 19, 2009.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Kensey Nash Corporation	Exhibit 3.2 in our Current Report on Form 8-K filed with the SEC on June 19, 2009.

4.1	Specimen stock certificate representing Kensey Nash Corporation common stock	Exhibit 3.1 in our Registration Statement on Form S-1, Registration No. 33-98722.

4.2	Rights Agreement, dated as of June 18, 2009, by and between Kensey Nash Corporation and Computershare Trust Company, N.A., as Rights Agent	Exhibit 4.1 in our Current Report on Form 8-K filed with the SEC on June 19, 2009.

10.1	Kensey Nash Corporation Seventh Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan†	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.

10.2	Kensey Nash Corporation Fourth Amended and Restated Nonemployee Directors’ Stock Option Plan and form of Stock Option Agreement†	Exhibit 4.5 in our Registration Statement on Form S-8, Registration No. 333-71050.

10.3	Form of Stock Option Agreement†	Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.

10.4	Form of Restricted Stock Agreement†	Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.

10.5	Form of Cash Settled Stock Appreciation Rights Agreement†	Exhibit 10.5 Current Report on Form 8-K filed with the SEC on December 6, 2006.

10.6	Form of Directors’ Indemnification Agreement	Exhibit 3.1 in our Registration Statement on Form S-1, Registration No. 33-98722.

Exhibit	Description	Incorporation By Reference To
10.7	License Agreement (United States) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products Corporation (assumed by St. Jude Medical, Inc.)	Exhibit 3.1 in our Registration Statement on Form S-1, Registration No. 33-98722.

10.8	License Agreement (Foreign) dated September 4, 1991, by and between Kensey Nash Corporation and American Home Products Corporation (assumed by St. Jude Medical, Inc.)	Exhibit 3.1 in our Registration Statement on Form S-1, Registration No. 33-98722.

10.9	Amendment to the Development and Distribution Agreement dated February 28, 2005 between Kensey Nash Corporation and Orthovita, Inc.	Exhibit 10.9 our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

10.10	Supply Agreement, dated June 15, 2005, by and between Kensey Nash Corporation and St. Jude Medical, Daig Division, Inc.	Exhibit Number 10 in our Current Report on Form 8-K filed with the SEC on June 21, 2005.

10.11	Secured Commercial Mortgage, dated May 25, 2006, between Kensey Nash Corporation and Citibank, F.S.B.	Exhibit 10.11 in our Current Report on Form 8-K filed with the SEC on June 1, 2006.

10.12	Swap Agreement, dated May 24, 2006, between Kensey Nash Corporation and Citibank, N.A.	Exhibit 10.12 in our Current Report on Form 8-K filed with the SEC on June 1, 2006.

10.13	Settlement Agreement dated October 24, 2007	Exhibit Number 10.1 in our Current Report on Form 8-K filed with the SEC on October 24, 2007.

10.14	Confidentiality Agreement dated October 24, 2007	Exhibit Number 10.2 in our Current Report on Form 8-K filed with the SEC on October 24, 2007.

10.15	Asset Purchase Agreement dated May 12, 2008 by and among Kensey Nash Corporation, ILT Acquisition Sub, Inc., Kensey Nash Holding Corporation and Spectranetics Corporation	Exhibit Number 10.1 in our Current Report on Form 8-K filed with the SEC on May 16, 2008.

10.16	Amended and Restated Employment Agreement for Joseph W. Kaufmann, Chief Executive Officer†	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009.

10.17	Amended and Restated Employment Agreement for Douglas G. Evans, P.E., Chief Operating Officer†	Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009.

10.18	Employment Agreement dated May 11, 2006, by and between Kensey Nash Corporation and Wendy F. DiCicco, CPA†	Exhibit 10.20 in our Annual Report on Form 10-K for the annual period ended June 30, 2006.

10.19	Amended and Restated Employment Agreement dated January 1, 2009, by and between Kensey Nash Corporation and M. Kevin Carouge†	Exhibit 10.21 in our Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2008.

10.20	Amended and Restated Employment Agreement dated January 1, 2009, by and between Kensey Nash Corporation and Todd M. DeWitt†	Exhibit 10.22 in our Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2008.

Exhibit	Description	Incorporation By Reference To
10.21	Amended and Restated Employment Agreement dated January 1, 2009, by and between Kensey Nash Corporation and Russell T. Kronengold, Ph.D.†	Exhibit 10.23 in our Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2008.

10.22	Amended and Restated Employment Agreement dated January 1, 2009, by and between Kensey Nash Corporation and James T. Rauth, P.E.†	Exhibit 10.24 in our Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2008.

10.23	Separation and General Release Agreement†	Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.

10.24	First Amendment to Separation and General Release Agreement†	Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 16, 2008.

10.25	Employment Agreement, effective as of March 10, 2009, between Kensey Nash Corporation and Michael Celano, Chief Financial Officer†	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2009.

10.26	Letter Agreement between Ceasar N. Anquillare and Kensey Nash Corporation dated March 12, 2009.	Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 16, 2009.

21.1	Subsidiaries of Kensey Nash Corporation	Exhibit 21.1 to our Annual Report on Form 10-K filed with the SEC on September 14, 2009.

23.1	Consent of Independent Registered Public Accounting Firm	Exhibit 23.1 to our Annual Report on Form 10-K filed with the SEC on September 14, 2009.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (Original Filing).	Exhibit 31.1 to our Annual Report on Form 10-K filed with the SEC on September 14, 2009.

31.1.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (this Amendment).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (Original Filing).	Exhibit 31.2 to our Annual Report on Form 10-K filed with the SEC on September 14, 2009.

31.2.1	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (this Amendment).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Exhibit 32.1 to our Annual Report on Form 10-K filed with the SEC on September 14, 2009.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Exhibit 32.2 to our Annual Report on Form 10-K filed with the SEC on September 14, 2009.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October 2009.

KENSEY NASH CORPORATION

By:	/s/ MICHAEL CELANO
Michael Celano
Chief Financial Officer