Form 10-Q
period 2009-09-30
KENSEY NASH CORP
filed 2009-11-09
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2009, there were 11,092,431 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2009	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,745,108	$49,474,255
Investments	30,142,706	30,230,131
Trade receivables, net of allowance for doubtful accounts of $13,513 for each of the periods ended September 30, 2009 and June 30, 2009	4,903,491	4,657,850
Royalties receivable	5,828,294	6,426,072
Other receivables (including approximately $92,165 and $2,614 at September 30, 2009 and June 30, 2009, respectively, due from employees)	489,958	362,805
Inventory	10,797,045	10,585,065
Deferred tax asset, current portion	2,409,477	2,490,406
Prepaid expenses and other	1,060,518	941,966

Total current assets	112,376,597	105,168,550

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	4,883,591
Building	46,380,229	46,380,229
Machinery, furniture and equipment	31,593,112	31,287,825
Construction in progress	259,713	238,030

Total property, plant and equipment	83,116,645	82,789,675
Accumulated depreciation	(26,127,451)	(24,816,780)

Net property, plant and equipment	56,989,194	57,972,895

OTHER ASSETS:
Deferred tax asset, non-current portion	1,257,051	807,538
Acquired patents and other intangibles, net of accumulated amortization of $5,886,844 and $5,661,326 at September 30, 2009 and June 30, 2009, respectively	2,790,355	2,685,040
Goodwill	4,366,273	4,366,273
Other non-current assets	86,837	90,134

Total other assets	8,500,516	7,948,985

TOTAL	$177,866,307	$171,090,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,394,106	$2,100,245
Accrued expenses	7,899,809	5,541,804
Other current liabilities	396,230	295,764
Current portion of debt	1,399,997	1,399,997
Deferred revenue	762,906	782,906

Total current liabilities	11,853,048	10,120,716

OTHER LIABILITIES:
Long-term debt	31,033,333	31,383,333
Deferred revenue, non-current	1,849,616	1,808,902
Other non-current liabilities	4,955,013	4,502,900

Total liabilities	49,691,010	47,815,851

COMMITMENTS AND CONTINGENCIES (Note 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, of which 25,000 shares are designated as Series A junior participating preferred stock, $.001 par value, 25,000 shares authorized, no shares issued or outstanding at September 30, 2009 and June 30, 2009	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 11,128,769 and 11,145,562 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	11,129	11,142
Capital in excess of par value	65,112,733	65,035,608
Retained earnings	65,978,515	61,097,706
Accumulated other comprehensive loss	(2,927,080)	(2,869,877)

Total stockholders’ equity	128,175,297	123,274,579

TOTAL	$177,866,307	$171,090,430

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,
	2009	2008

REVENUES:
Net sales
Biomaterials sales	$12,575,046	$12,671,939
Endovascular sales	857,656	791,786

Total net sales	13,432,702	13,463,725
Royalty income	6,309,116	6,685,958

Total revenues	19,741,818	20,149,683

OPERATING COSTS AND EXPENSES:
Cost of products sold	5,538,400	5,713,455
Research and development	4,275,571	4,423,749
Selling, general and administrative	2,179,931	2,285,599

Total operating costs and expenses	11,993,902	12,422,803

INCOME FROM OPERATIONS	7,747,916	7,726,880

OTHER INCOME/(EXPENSE):
Interest income	174,148	478,744
Interest expense	(537,268)	(499,275)
Other (expense)/income	(17,540)	148,350

Total other (expense)/income - net	(380,660)	127,819

INCOME BEFORE INCOME TAX	7,367,256	7,854,699
Income tax expense	(2,486,447)	(2,607,142)

NET INCOME	$4,880,809	5,247,557

BASIC EARNINGS PER SHARE	$0.44	$0.45

DILUTED EARNINGS PER SHARE	$0.43	$0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,121,389	11,767,792

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,476,756	12,299,890

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE, JUNE 30, 2009	11,142,062	$11,142	$65,035,608	$61,097,706	$(2,869,877)		$123,274,579
Exercise/issuance of:

Stock options	18,360	18	255,609				255,627
Nonvested stock awards	489	1	(1)				—
Stock repurchase	(32,142)	(32)	(803,556)				(803,588)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			56,599				56,599
Nonvested stock awards			(602)				(602)
Employee share-based compensation:
Stock options			458,446				458,446
Nonvested stock awards			110,630				110,630
Net income				4,880,809		$4,880,809	4,880,809

Change in unrealized gain on investments (net of tax)					236,671	236,671	236,671

Change in interest rate swap unrealized loss (net of tax)					(293,874)	(293,874)	(293,874)

Comprehensive income						$4,823,606

BALANCE, SEPTEMBER 30, 2009	11,128,769	$11,129	$65,112,733	$65,978,515	$(2,927,080)		$128,175,297

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$4,880,809	$5,247,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,676,022	1,814,891
Share-based compensation:
Stock options	458,446	290,750
Nonvested stock awards	124,992	83,565
Cash-settled stock appreciation rights	100,466	(80,633)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options	56,599	1,436,625
Nonvested stock awards	(602)	821
Excess tax benefits from share-based payment arrangements	(37,105)	(968,302)
Deferred income taxes	(337,784)	25,797
(Income)/loss on disposal/retirement of property, plant and equipment	—	(9,231)
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable	298,592	2,387,329
Prepaid expenses and other current assets	(132,914)	(182,277)
Inventory	(211,980)	(1,150,694)
Accounts payable and accrued expenses	1,748,070	393,181
Deferred revenue, current	(20,000)	(109,383)
Deferred revenue, non-current	40,714	(384,151)
Other non-current liabilities	—	119,475

Net cash provided by operating activities	8,644,325	8,915,320

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(435,755)	(887,291)
Purchases of intangible assets	(230,833)	—
Sale of investments	315,000	5,450,595

Net cash (used in)/provided by investing activities	(351,588)	4,563,304

FINANCING ACTIVITIES:
Repayments of long term debt	(350,000)	(350,000)
Stock repurchase	(891,007)	—
Excess tax benefits from share-based payment arrangements	37,105	968,302
Proceeds from exercise of stock options	182,018	5,830,684

Net cash (used in)/provided by financing activities	(1,021,884)	6,448,986

INCREASE IN CASH	7,270,853	19,927,610

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,474,255	48,706,232

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,745,108	$68,633,842

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $0 and $63,060 at September 30, 2009 and 2008, respectively)	$537,642	$501,097

Cash paid for income taxes	$800,000	$29,915

Retirement of fully depreciated property, plant and equipment	$—	$92,434

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009 (fiscal 2009).

The Condensed Consolidated Financial Statements include the accounts of Kensey Nash Corporation and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

The preparation of the financial statements in conformity with U.S. GAAP and the notes to the financial statements requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented.

Subsequent Events

The Company has evaluated subsequent events through November 9, 2009, the date the Condensed Consolidated Financial Statements were issued and filed with this Form 10-Q with the Securities and Exchange Commission.

Subsequent to September 30, 2009, the Company initiated a cost reduction plan primarily associated with its reduced endovascular activities and lower production volume. The Company’s cost reduction plan includes a combination of severance charges, facility shut downs and reduced work schedules over selected periods during the second quarter for the fiscal year ending June 30, 2010 (fiscal 2010). The Company currently estimates the second quarter pre-tax severance charge will be in a range of $1.0 million to $1.1 million. In addition, as a result of the facility shutdowns and reduced work schedules, the Company expects to incur an additional second quarter pre-tax unabsorbed overhead expense charge anticipated to be in a range $0.8 million to $1.0 million.

Revenue Recognition

Sales Revenue

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, “Revenue Recognition” (ASC 605-10-S99). In addition, the Company accounts for certain collaborative arrangements containing multiple revenue elements, which were entered into, or materially amended, after June 30, 2003, in accordance with FASB ASC Subtopic 605-25, “Multiple Element Arrangements” (ASC 605-25). The Company has reviewed the provisions of ASC Topic 808, “Collaborative Arrangements” (ASC 808), which has been effective since July 1, 2009, and has determined there is no impact on the amounts recorded under these agreements.

Sales revenue is generally recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are generally recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including credits and discounts. The Company did not record any net sales returns provisions, credits and discounts for the three months ended September 30, 2009. For the three months ended September 30, 2008, there were net sales returns provisions, credits and discounts of $16,000.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Royalty Income

The Company generally recognizes its royalty revenue at the end of each month, when the relevant net total end-user product sales dollars are reported to the Company for the month. Royalty payments are generally received within 45 days after the end of each calendar quarter.

Geographic Information

The Company’s total revenues are categorized geographically below. Revenues are attributed to a country based on the location of the customer. The Company’s business is not directly dependent on foreign operations, as the Company’s sales to customers outside the U.S. are not significant. However, a portion of the Company’s total revenues, including sales and royalties, are dependent on U.S. based customers selling to end-users outside the U.S. No one country where the Company sells its products, other than the U.S., represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.

Earning Per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC 260). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. There were no nonvested stock awards included for the three months ended September 30, 2009 and 2008 that were antidilutive. Options to purchase shares of the Company’s Common Stock that were outstanding for the three months ended September 30, 2009 and 2008, but were not included in the computation of diluted EPS because the options would have been antidilutive, are shown in the table below:

	Three months ended September 30,
	2009	2008
Number of Options	1,001,479	480,843

Option Exercise Price Range	$27.80 - $35.71	$28.02 - $35.71

Goodwill

The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangible – Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of June 30, 2009 indicated that goodwill was not impaired. There were no indicators of impairment as of September 30, 2009.

New Accounting Standards

Adopted:

In June 2009, the FASB issued ASC Topic 105 (ASC 105), “Generally Accepted Accounting Principals” (formally Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principals”). ASC 105 establishes the FASB ASC (the Codification) as the single source of authoritative nongovernmental U.S. GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding rules and guidance from the Securities and Exchange Commission, have been superseded by the Codification. All other accounting literature not included in the Codification has become non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted the standard in the first quarter of fiscal 2010. All references to authoritative accounting literature are referenced in accordance with the Codification. The FASB will issue Accounting Standards Updates (ASU), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes to the Codification. The FASB has issued several ASUs since the effective date of the Codification, which, except for those disclosed in Note 1, have minimal, if any, impact on the Company.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As a result of the Codification, the Company, for the quarter ended September 30, 2009, provided reference to both ASC Topic and pre-Codification guidance, as applicable, to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance which was adopted in the Company’s first quarter of fiscal 2010.

In November 2007, the FASB issued ASC Topic 808, “Collaborative Arrangements” (ASC 808) (formerly Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”). This standard requires the Company to disclose the nature and purpose of its collaborative arrangements in its annual financial statements, its rights and obligations under its collaborative arrangements, the stage of the underlying endeavor’s life cycle, the Company’s accounting policies for the arrangements and the statement of income classification and amount of significant financial statement amounts related to the collaborative arrangements. The standard is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010. Companies are required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. If it is impracticable to apply consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effects of reclassification on the current period. The Company’s adoption of ASC 808 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations” (ASC 805) (formerly SFAS No. 141(R), “Business Combinations”). ASC 805 requires recognition of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the standard requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This standard also requires the fair value of acquired in-process research and development (IPR&D) to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. The standard is effective prospectively for business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008, which for the Company is fiscal 2010. The Company has adopted this guidance effective July 1, 2009, and is set to apply it to all business combinations prospectively from that date. The impact of ASC 805 on the Company’s financial position, results of operations or cash flows, will depend upon the nature, terms and size of the acquisitions the Company may consummate in the future.

In April 2008, the FASB issued accounting guidance contained within ASC Subtopic 350-30, “Intangibles — Goodwill and Other” (ASC 350-30) and topic 275, “Risk and Uncertainties” (ASC 275) (formally FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”). ASC 350-30 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. The requirements for determining useful lives and the related disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The standard is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010. The Company’s adoption of ASC 350-30 and ASC 275 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC Topic 825, “Financial Instruments” (ASC 825) (formerly FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods, as well as in annual financial statements, whether or not currently reflected on the balance sheet date at fair value. The Company adopted the disclosure requirements of the standard in the first quarter of fiscal 2010. The Company’s adoption of ASC 825 did not have a material impact on the Company’s financial position, results of operations or cash flows, however it did result in enhanced disclosures about fair value of financial instruments. See Note 8 for the fair value of the Company’s financial instruments.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosure” (ASC Topic 820), which is effective immediately for the Company’s first quarter of fiscal 2010, and which provides guidance on fair value measurements of liabilities and, subsequently, amends ASC Subtopic 820-10. The Company’s adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 8 for the fair value of the Company’s financial instruments.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

To Be Adopted:

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition for Multiple-Deliverable Revenue Arrangements of ASC Topic 605,” which amends ASC Subtopic 605-25, and will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is fiscal 2011. This statement provides principles for allocation of consideration among its multiple-elements based on an element’s estimated selling price if vendor-specific (VSOE) or other third-party evidence (TPE) of value is not available, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement, introduces an estimated selling price method for valuing the elements of a bundled arrangement if VSOE or TPE of selling price is not available, and significantly expands related disclosure requirements. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently assessing the impact of this new accounting update on its consolidated financial statements.

Note 2 – Investments

Investments as of September 30, 2009 were solely comprised of non-taxable high quality municipal obligations. In accordance with FASB ASC Topic 320, “Investments – Debit and Equity Securities” (ASC 320), the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Income/(Loss) in stockholders’ equity (see Note 9) and realized gains and losses included in other income. The fair value of available-for-sale securities is obtained from broker quotes using pricing matrices based on inputs that are quoted prices for identical or similar assets in the municipal bond market and based on other various inputs that are directly or indirectly observable. The following is a summary of available-for-sale securities as of September 30, 2009 and June 30, 2009:

	September 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
Description		Gain	Loss

Municipal Obligations	$29,690,892	$453,557	$(1,743)	$30,142,706

Total Investments	$29,690,892	$453,557	$(1,743)	$30,142,706

	June 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
Description		Gain	Loss

Municipal Obligations	$30,142,429	$164,363	$(76,661)	$30,230,131

Total Investments	$30,142,429	$164,363	$(76,661)	$30,230,131

As of September 30, 2009, the Company’s investments have maturities ranging from less than one year to approximately four years.

Certain investment securities included in the municipal obligations shown below currently have fair values less than their amortized costs and, therefore, contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any Company or industry specific event. As of September 30, 2009, there were two out of 43 investment securities with unrealized losses. The gross unrealized losses related to these investments were due to changes in interest rates. Given that the Company has no intent to sell any of these investments until a recovery of its fair values, which may be at maturity, and there is no current requirement to sell any of these investments, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2009. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The duration of time the securities have been in a continuous unrealized loss position as of September 30, 2009 were as follows:

Description	Loss < 12 months		Loss > or equal to 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal Obligations	$920,474	$(1,709)	$1,001,534	$(34)	$1,922,008	$(1,743)

Total Investments	$920,474	$(1,709)	$1,001,534	$(34)	$1,922,008	$(1,743)

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and was as follows as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Raw materials	$7,654,043	$7,974,295
Work in process	1,682,048	1,541,386
Finished goods	3,257,385	2,640,419

Gross inventory	12,593,477	12,156,100
Provision for inventory obsolescence	(1,796,432)	(1,571,035)

Inventory	$10,797,045	$10,585,065

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

The Component Supply Contract – Under a supply contract executed with St. Jude Medical in 2005, the Company is the exclusive supplier of 100% of the collagen plug and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement, which expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for the Company’s ongoing investments in collagen research and development. As of September 30, 2009, the Company had recognized $896,152 of this origination fee and the remaining $103,848 has been recorded as deferred revenue and will be recognized over the remaining period of the contract.

Orthovita, Inc.

The Company has a development, manufacturing and supply agreement with Orthovita under which the Company develops and commercializes products based on Orthovita’s proprietary Vitoss ™ Bone Graft Substitute Material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, products are co-developed. The Company manufactures the products, and Orthovita markets and sells the products worldwide. Also under the Orthovita Agreement, the Company receives a royalty payment on all co-developed Vitoss ™, Vitoss ™ Foam and Vitoss ™ Bioactive Foam products based upon Orthovita’s net total end-user sales of such products.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In a separate transaction in August 2004, the Company entered into an agreement (the Assignment Agreement) and acquired proprietary rights of a third party having rights in the Vitoss™ technology. This acquisition included the economic rights of the third party, which include a royalty on all products sold containing the Vitoss ™ technology, up to a total royalty amount of $4,035,782. As of September 30, 2009, the Company had recognized cumulative royalty income of $2,974,750 under the Assignment Agreement.

Note 5 – Acquired Patents and Other Intangibles

The costs of internally developed patents are expensed when incurred due to the long development cycle for products and the Company’s inability to measure the recoverability of these costs when incurred. From time to time, the Company has acquired portfolios of patents and other intangibles that it believes are beneficial and complementary to the Company’s existing intellectual property and material processing knowledge platform. These acquisitions have included a portfolio of puncture closure patents in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. (THM) in 2000, certain intellectual property and other rights related to the Vitoss ™ product line acquired from a third party inventor in 2004 and certain assets of MacroPore Biosurgery, Inc. (MacroPore) in 2007, as well as other smaller purchases.

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from approximately 2 to 7 years as of September 30, 2009. The gross carrying amount of such patents and intangible assets as of September 30, 2009 was $8,677,199 with accumulated amortization of $5,886,844.

Amortization expense on these patents and intangible assets was $225,518 and $230,511 for the three month periods ended September 30, 2009 and 2008, respectively. The table below details the estimated annual amortization expense for the next five fiscal years on these patents and intangible assets:

Fiscal year ending June 30,	Amortization Expense
2010	$988,057
2011	939,253
2012	629,181
2013	242,444
2014	198,504
Thereafter	18,434

Note 6 – Accrued Expenses

As of September 30, 2009 and June 30, 2009, accrued expenses consisted of the following:

	September 30, 2009	June 30, 2009
Accrued payroll and related compensation	$3,422,120	$3,032,145
Accrued endovascular transaction exit costs	997,898	1,058,990
Income taxes payable	2,905,145	909,410
Other	574,646	541,259

Total	$7,899,809	$5,541,804

Note 7 – Debt

Secured Commercial Mortgage – On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage provided the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the Draw Period) and is secured by the Company’s facility and land in Exton, Pennsylvania. On May 25, 2006 and November 23, 2007, the Company took $8 million and $27 million advances, respectively, under the Mortgage,

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

which bears interest at one-month LIBOR plus an 0.82% Loan Credit Spread. Under the Mortgage, the Company was required to pay interest only on the outstanding principal amount during the Draw Period. Beginning December 25, 2007, the Company began paying principal and interest based on a 25 year straight-line amortization schedule. At September 30, 2009, the outstanding Mortgage balance, net of principal payments, was $32.4 million.

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

Interest Rate Swap Agreement – In order to hedge its interest rate risk under the Mortgage, the Company entered into a $35 million aggregate 10-year fixed interest rate swap agreement (the Swap) with Citibank, N.A. on May 25, 2006. The Swap is secured by the Company’s facility and land in Exton, Pennsylvania. The Company is using the Swap as a cash flow hedge of the Company’s interest payments under the Mortgage. The Swap converts the variable LIBOR portion of the Mortgage payments to a fixed rate of 6.44% (5.62% fixed interest rate plus a 0.82% Loan Credit Spread).

The Company follows the provisions of ASC Topic 815, “Derivatives and Hedging,” to account for the Swap as a cash flow hedge due to the hedging of forecasted interest rate payments and to record the Swap at its fair value on the Condensed Consolidated Balance Sheets. This value represents the estimated amount the Company would receive or pay to terminate the Swap. As such, the Company performs a mark-to-market adjustment at the end of each period. In establishing the fair value, the Company includes and evaluates dealer quotes, and the counterparty’s ability to settle the asset or liability and the counterparty’s creditworthiness. Additionally, current interest rates, collateralization of the Mortgage and the Swap by the land and building and any adverse Company or industry specific events that would impact the fair value measurement are considered.

The Company utilizes the Hypothetical Derivative Method in determining hedge effectiveness each period. Transactions that would cause ineffectiveness would include the prepayment of the Mortgage or an adverse Company or industry specific event that would impact the fair value measurement, which would result in the Company reclassifying the ineffective portion into current earnings and an impact to the Condensed Consolidated Statements of Cash Flows. If the conditions underlying the Swap or the hedge item do not change, the Swap will be considered to be highly effective. The effective portion of the Swap’s gain or loss, due to a change in the fair value, is reported as a component of Accumulated other comprehensive loss and has no impact on the Condensed Consolidated Statements of Income or Cash Flows.

As of September 30, 2009 and June 30, 2009, the fair value of the Swap was in an unrealized loss position of $4,955,013 ($3,220,758, net of tax) and $4,502,900 ($2,926,884, net of tax), respectively, with the gross unrealized loss position included in Other non-current liabilities and the net of tax position included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the three months ended September 30, 2009 and 2008, no amounts were recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The Company does not currently anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions under the Mortgage and Swap occur.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following tables summarizes the fair value of the Swap as of September 30, 2009 and June 30, 2009 on the Condensed Consolidated Balance Sheet:

Derivative Designed as a Hedging Instrument	Location in the Condensed Consolidated Balance Sheet	Fair Value as of September 30, 2009	Fair Value as of June 30, 2009

Interest rate contract	Other non-current liabilities	$4,955,013	$4,502,900

Total Derivative		$4,955,013	$4,502,900

The following table summarizes the Swap’s impact on Accumulated other comprehensive loss and earnings as of September 30, 2009:

Derivative in Cash Flow Hedging Relationship	Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion)	Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	Amount of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income (Effective Portion)	Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)
	For the Three Months Ended September 30, 2009		For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2009

Interest rate contract	$(897,209)	Interest expense	$(445,096)	$—

Total	$(897,209)	Total	$(445,096)	$—

Note 8 – Fair Value of Financial Instruments

The Company follows the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820), for fair value measurement recognition and disclosure purposes for its financial assets and financial liabilities that are remeasured and reported at fair value each reporting period. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities and the Swap. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. Categorization is based on a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value, which are described below:

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements as of September 30, 2009 using
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$49,329,224	$—	$—
Available-for-sale securities:
Municipal bonds (See Note 2)	—	30,142,706	—

Total Assets Measured at Fair Value	$49,329,224	$30,142,706	$—

Liabilities
Interest rate swap (See Note 7)	$—	$4,955,013	$—

Total Liabilities Measured at Fair Value	$—	$4,955,013	$—

(a)	The Company’s money market funds are classified along with the Company’s cash balances as Cash and cash equivalents within the Condensed Consolidated Balance Sheets. Money market funds are valued at quoted prices in active markets.

The Company follows the disclosure provisions of ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of September 30, 2009, the financial assets and liabilities recorded in the Condensed Consolidated Balance Sheets, which are not measured at fair value on a recurring basis, include accounts receivable, net, accounts payable and debt obligations. The carrying value of accounts receivable, net, accounts payable and current debt obligations, approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt, where a quoted market price was not available, is estimated and determined by discounting future cash flows using interest rates currently available to the Company for debt with similar terms and remaining payments. The Company determined that the recorded value of long-term debt is approximately equal to the fair value at September 30, 2009.

Note 9 – Comprehensive Income/(Loss)

The Company’s comprehensive income/(loss) is shown on the Condensed Consolidated Statement of Stockholders’ Equity as of September 30, 2009 and June 30, 2009, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities and the Swap. The net tax benefit for the three months ended September 30, 2009 and for the fiscal year ended June 30, 2009 of other comprehensive income/(loss) was $30,801 and $658,775, respectively.

Note 10 – Stockholders’ Equity

Stock Repurchase Program

On March 18, 2009, the Company announced that its Board of Directors approved a new stock repurchase program that allows the Company to repurchase up to a total of 600,000 of its issued and outstanding shares of Common Stock. Any repurchases under the program are dependent on market conditions and can be commenced or suspended at any time or from time to time without prior notice, and the repurchase program has no specified expiration date.

During the quarter ended September 30, 2009, the Company repurchased and retired a total of 35,642 shares of Common Stock that were settled at a cost of $889,582, or an average market price per share of $24.96, using available cash. Commission and other related costs associated with these stock repurchases totaled $1,426. Included in these totals were 3,500 shares that were repurchased in June 2009, but settled in July 2009 at a cost of $87,279, or an average market price per share of $24.94. During the quarter ended September 30, 2008, no repurchases of stock were made.

Share-Based Compensation

The Company accounts for its share-based compensation plans in accordance with FASB ASC Topic 718, “Compensation – Stock Expense” (ASC 718), whereby all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Compensation expense related to share-based awards is classified on the Condensed Consolidated Statements of Income within the same line items as salary or consulting expense with respect to the award recipients, and is recorded over the awards’ relevant vesting periods. Compensation expense related to share-based awards granted to the members of the Board of Directors is recorded as a component of Selling, general and administrative expense on the Condensed Consolidated Statements of Income. The following table provides additional information related to the Company’s share-based compensation:

	Three Months Ended September 30,		Estimated Unrecognized Share-based Compensation as of September 30, 2009	Weighted Average Period Remaining of Share-based Compensation as of September 30, 2009
	2009	2008
Stock options	$458,446	$290,750	$7,228,861	2.31
Non-vested stock awards	124,992	83,565	831,000	2.15
SARs	100,466	(80,633)	—	1.54

Total share-based compensation	683,904	293,682	$8,059,861

Less tax benefit	(239,366)	(102,789)

Share-based compensation expense, net of taxes	$444,538	$190,893

Stock Options

During the three months ended September 30, 2009, the Company granted options to employees of the Company under the Company’s Seventh Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Employee Plan), with exercise prices equal to the fair market value of the Company’s Common Stock on the respective grant dates, to purchase 335,240 shares of the Company’s Common Stock. These options were valued at a weighted average value of $11.88 per share on the grant date under the Black-Scholes option-pricing model using the fair value assumptions noted in the following table and will be expensed over a three-year vesting period.

	Three Months Ended September 30,
	2009	2008
Dividend yield	0%	0%
Expected volatility	38% - 41%	35%
Weighted average volatility	39.02%	35.00%
Risk-free interest rate	2.504% - 3.160%	1.660% - 3.492%
Expected term (years)	5.17 - 7.57	0.25 - 6.28

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

A summary of the stock option activity under the Employee Plan for the three months ended September 30, 2009, is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2009	1,670,904	$23.85	$8,222,304	233,000	$21.14	$1,441,568
Granted	335,240	$28.48		—	$—
Cancelled	(20,550)	$30.43		—	$—
Exercised	(13,582)	$14.43		(4,500)	$13.25

Balance at September 30, 2009	1,972,012	$24.63	$10,571,128	228,500	$21.30	$1,886,038

Shares vested + expected to vest	1,939,652	$24.56	$10,539,187	228,500	$21.30	$1,886,038

Exercisable portion	1,258,185	$22.18	$9,912,461	228,500	$21.30	$1,886,038

Available for future grant	479,515			—

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers, certain other management of the Company and a non-employee outside consultant, pursuant to the Employee Plan, and generally vest in three equal annual installments based solely on continued employment or service, as applicable, with the Company. Nonvested stock awards granted to executive officers, management, non-employee members of the Board of Directors and non-employee consultants usually are referred to as restricted stock, but FASB ASC Topic 718, “Compensation — Stock Compensation,” reserves that term for fully vested and outstanding shares, the sale of which is contractually or governmentally prohibited for a specified period of time. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant.

The following table outlines the nonvested stock awards activity for the three months ended September 30, 2009.

	Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share
Balance at June 30, 2009	58,456	$20.51
Issued:
Non-employee Directors	(489)	29.37

Balance at September 30, 2009	57,967	$20.43

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled stock appreciation rights (SARs) were granted to eligible employees during the fiscal year ended June 30, 2007. No SARs were granted during the three months ended September 30, 2009, and there was no other SAR activity during the three months ended September 30, 2009.

As of September 30, 2009, the average fair market value of each of the remaining SARs was $4.18 and the related liability for all remaining SARs was $396,230. These SARs will continue to be remeasured at each reporting period until all awards are settled and are classified as liability awards as a component of Other current liabilities on the Condensed Consolidated Balance Sheets, with fluctuations in the fair market value recorded as increases or decreases immediately in compensation cost.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The fair value of each SAR is estimated using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table.

	Three Months Ended September 30,
	2009	2008
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	0.702% - 0.820%	1.995% - 2.451%
Expected term (years)	1.54 - 1.63	1.50 - 1.59

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

Note 11 – Commitment and Contingencies

Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its executive officers. These employment agreements provide for, among other things, annual base salaries in an aggregate amount of not less than $1,551,293 through fiscal 2012.

Purchase Commitments

As of September 30, 2009, the Company had outstanding non-cancelable and cancelable purchase commitments in the amount of $1,257,740 related to inventory, capital expenditures and other goods or services.

Research and Development Contractual Obligations

Under the May 2008 Development and Regulatory Services Agreement with The Spectranetics Corporation (Spectranetics), as amended, the Company’s contributions are limited to a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products.

Note 12 – Income Taxes

The Company accounts for taxes under the provisions of ASC Subtopic 740, “Income Taxes”.

The Company adopted the provisions of ASC Subtopic 740-10, “Income Taxes,” (ASC 740-10) on July 1, 2007. The amount of unrecognized tax benefits at September 30, 2009 was $135,950, of which $134,482 would impact the Company’s tax rate, if recognized.

Interest and penalties are included in Interest expense and Other income/expense respectively on the Condensed Consolidated Statements of Income. No material interest and penalty changes were recorded for the three months ended September 30, 2009. Interest and penalties of $3,908 were recorded for the three months ended September 30, 2008.

Changes in the Company’s uncertain tax positions for the three months ended September 30, 2009 were as follows:

Balance at June 30, 2009	$140,650
Increases related to prior year tax positions	6,903
Reduction due to lapse in statute of limitations	(11,603)

Balance at September 30, 2009	$135,950

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal income tax examination for years prior to fiscal 2005 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

For the period ended September 30, 2009, the Company’s estimated effective tax rate was approximately 34%. In the course of estimating the Company’s annual effective tax rate and recording its quarterly income tax provision, the Company considers many factors, including its expected earnings, state income tax apportionment, estimated manufacturing and research and development tax credits, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates, including the extension of the research and development tax credit, could have a significant impact on the Company’s effective tax rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in this report and our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009 (fiscal 2009), as filed with the Securities and Exchange Commission. As used herein, the terms “the Company,” “we,” “us” and “our” refer to Kensey Nash Corporation and its consolidated subsidiaries, collectively.

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

Net Sales

Biomaterials Sales

As pioneers in the field of resorbable biomaterials, we have developed significant expertise in the design, development, manufacture and processing of resorbable biomaterials for medical applications. Our biomaterials products, specifically polymer and collagen based products, are in most cases components of finished goods sold by other companies pursuant to contractual arrangements. We sell our biomaterials products to over 30 companies that sell them into the end-user marketplace. Our largest biomaterials customers include St. Jude Medical, to which we supply Angio-Seal™ Vascular Closure Device (Angio-Seal device) components; Arthrex, Inc., to which we supply a broad range of sports medicine and trauma products; and Orthovita, Inc., to which we supply products for use in repair of the spine and orthopaedic trauma injuries. We also supply biomaterials products and development expertise to other orthopaedic companies, including Medtronic, Inc., Zimmer, Inc., Johnson & Johnson, Inc. and its subsidiaries, Stryker Corporation and BioMimetic Therapeutics, Inc. Most recently, we signed a strategic distribution agreement with Synthes, Inc., under which we will supply Synthes with our extracellular matrix (ECM) product for sale for abdominal wall reconstruction, chest reconstruction applications and several other applications for head and neck surgery. We are also evaluating applications of our ECM technology in urogynecology, plastic surgery, wound care, orthopaedics and other markets. We plan to continue to expand relationships with these and other companies targeting new markets, including general, pelvic and urological surgery.

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

The sale of Angio-Seal components to St. Jude Medical and sales of biomaterials orthopaedic products, including products with applications in sports medicine and the spine, continue to be our primary source of revenue. The table below shows the trends in our Angio-Seal component and orthopaedic product sales for the three months ended September 30, 2009 and September 30, 2008, by presenting such sales as a percentage of our total biomaterials sales:

Net Sales of	Three months ended 9/30/09	% of Biomaterials Sales	Three months ended 9/30/08	% of Biomaterials Sales	% Change Prior Period to Current Period
Orthopaedic Products	$6,421,454	51%	$7,957,205	63%	(19)%
Angio-Seal Components	4,930,668	39%	3,985,830	31%	24%
Other Products	1,222,924	10%	728,904	6%	68%

Total Net Sales - Biomaterials	$12,575,046	100%	$12,671,939	100%	(1)%

Our orthopaedic product sales decreased 19% in the first three months of fiscal 2010 over the comparable prior fiscal year three month period. This was due to a decrease in sales of our current product lines, specifically in our spine and sports medicine product portfolio, in part due to the negative affects of the reduction in elective medical procedures, combined with reduced hospital inventories, which we believe were caused by the current economic environment. In addition the prior year period included cancellation fees of $825,000 charged to a customer for research and development work we performed for that customer. Though we are cautious about the short-term healthcare markets, we expect to see improvement in the second half of our fiscal year due to increased sales forecasts from customers and our belief that most elective medical procedures were delayed, not eliminated. Accordingly, we expect sales of our orthopaedic products for our full fiscal 2010 to decrease compared to fiscal 2009 at a much more moderate rate than the decrease in the first quarter compared to the comparable prior fiscal year quarter, due to the impact of the current economic conditions described above.

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

We manufacture two of the key resorbable components of the Angio-Seal device for St. Jude Medical, 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchors, under a supply contract that expires in December 2010. Sales to St. Jude Medical are highly dependent on ordering patterns of components used in the manufacturing of the Angio-Seal device by St. Jude Medical and can vary significantly from quarter to quarter. This variation in ordering patterns is evidenced by our component sales growth of 24% for the three months ended September 30, 2009 over the comparable prior fiscal year three month period, compared to essentially flat St. Jude Medical end-user unit sales during the same period.

Endovascular Sales

Over the last several years, we have devoted significant resources to developing and bringing proprietary endovascular products to market in the U.S. and Europe. These products are focused in the emerging market segments of thrombus (blood clot) management and chronic total occlusions (CTOs) (a complete vessel blockage occurring in both coronary and peripheral vessels) and are sold primarily to interventional cardiologists, but may also be used by interventional radiologists and vascular surgeons. Endovascular sales were 6% of total net sales in each of the three months ended September 30, 2009 and 2008.

In May 2008, we completed the sale of our Endovascular business to Spectranetics. This transaction included the sale of the ThromCat®, QuickCat™ and Safe-Cross® product lines in consideration for a $10.0 million cash payment at closing, with an opportunity for up to an additional $8.0 million in research and development milestone payments, a $6.0 million cumulative sales milestone payment and additional royalty payments based on future sales of the ThromCat and Safe-Cross products after the transition of manufacturing of the products from us to Spectranetics. As of September 2009, we have received $2.5 million of the $8.0 million in research and development milestone payments. Spectranetics has indicated to us that it plans to discontinue sales of the Safe-Cross products. The discontinuance of sales of Safe-Cross products by Spectranetics will negatively impact our ability to achieve the $6.0 million cumulative sales milestone, which is based upon sales of Safe-Cross, ThromCat and QuickCat products. In addition, the QuickCat manufacturing will be transferred to Spectranetics at the end of December 2009. Following the second quarter of fiscal 2010, we expect that our manufacturing of endovascular products will be limited to the ThromCat product. We expect that our related net endovascular sales will decline over the next two years. The Company continues to work with Spectranetics under a milestone driven research and development agreement, and may earn additional milestones and royalties based on future Spectranetics’ product sales.

Royalty Income

We also derive a significant portion of our revenue and profitability from royalty income from proprietary products that we have developed or co-developed.

Angio-SealTM Royalty Income. Our Company was the inventor and original developer of the Angio-Seal™, a vascular closure device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal device, pursuant to an agreement which provides us with an approximate 6% royalty on all end-user product sales. The Angio-Seal device is currently the leading product in sales volume in the vascular closure device market, generating over $350 million in revenue for St. Jude Medical during our fiscal 2009. We anticipate that sales of the Angio-Seal device by St. Jude Medical will continue to grow at a modest growth rate, based on procedure growth, St. Jude Medical’s continued expansion in international markets and marketing new generations of the product, including most recently, the introduction of the EvolutionTM Device. Royalty income earned from St. Jude Medical in the three months ended September 30, 2009 was adversely impacted by foreign currency exchange, as compared to foreign currency exchange in the comparable prior year period.

VitossTM Foam, VitossTM, and VitossTM Bioactive Foam Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss Foam, the first of which was launched in March 2004, and the most recent, Vitoss Bioactive Foam technology, which was launched during the fourth quarter of fiscal 2008. We receive a fixed royalty on Orthovita’s end-user sales of Vitoss Foam and Vitoss Bioactive Foam products, which are targeted for use in the orthopaedic market. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology up to a total royalty to be received of $4.0 million, with $1.1 million remaining to be received as of September 30, 2009. We believe the unique technology associated with the Vitoss Foam and Vitoss Bioactive Foam products and the growing orthopaedic market will result in the Orthovita component of our Royalty income becoming more significant over the next fiscal year.

We have other royalty generating relationships, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Share-Based Compensation

The following table summarizes share-based compensation expense within each operating expense category of our Condensed Consolidated Statements of Income for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
Cost of products sold	$149,211	$65,076
Research and development	316,065	96,206
Selling, general and administrative	218,628	132,400

Total share-based compensation expense	$683,904	$293,682

Share-based compensation expense consists of (a) stock options granted to employees, non-employee members of our Board of Directors, executive officers and non-employee outside consultants, (b) nonvested stock awards (i.e., restricted stock) granted to non-employee members of our Board of Directors, an executive officer and a non-employee outside consultant, and (c) cash-settled stock appreciation rights (SARs) granted to executive officers and other non-executive employees of our Company. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants. Our cash-settled SARs have been, and will continue to be, remeasured at each reporting period until all awards are settled. Fluctuations in the fair value of a liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award.

Total share-based compensation expense for the three months ended September 30, 2009 was impacted primarily by the amortized expense related to three years of equity grants versus two years, as well as expense resulting from adjustments for the increase in the fair value of our cash-settled SARs, which were remeasured based on, among other factors, our closing stock price on September 30, 2009. See Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our share-based compensation.

The following table summarizes our share-based compensation expense by each fiscal year grant for the three month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
SARs
Fiscal Year 2007 Grant	$100,466	$(80,633)

Stock Options
Fiscal Year 2008 Grant	$144,955	$203,303
Fiscal Year 2009 Grant	308,082	87,447
Fiscal Year 2010 Grant	28,223	—
Other Share-Based Compensation Adjustment	(22,814)	—

	$458,446	$290,750

Nonvested Stock Awards
Fiscal Year 2008 Grant	$64,367	$83,565
Fiscal Year 2009 Grant	60,625	—

	$124,992	$83,565

Total Share-Based Compensation Expense	$683,904	$293,682

In fiscal 2010, we expect an increase of approximately $1.8 million in share-based compensation expense over the $2.1 million recorded in fiscal 2009 due to our fiscal 2010 expense including amortized expense related to three years of equity grants, while our fiscal 2009 share-based compensation expense primarily included amortization expense related to two years of equity grants. This was a result of the acceleration of stock awards in fiscal 2008 triggered by a third party’s significant open market purchase of our common stock, which resulted in a “Change in Control” as then defined in the Employee Plan.

Cost Reduction Plan

As previously announced on October 22, 2009, we had expected to incur an estimated pre-tax severance charge of $850,000 in our second quarter of fiscal 2010, in connection with a cost reduction plan, primarily associated with our reduced endovascular activities and lower production volume. As of November 9, 2009, we have expanded the cost reduction plan to include a combination of facility shut downs and reduced work schedules over selected periods during the second quarter of fiscal 2010. These actions will increase our overall operational efficiency and generate annualized pre-tax cost savings of approximately $1.8 million. We currently estimate the second quarter pre-tax severance charge will be in a range of $1.0 million to $1.1 million. In addition, as a result of the facility shutdowns and reduced work schedules, we expect to incur an additional second quarter pre-tax unabsorbed overhead expense charge anticipated to be in a range $0.8 million to $1.0 million.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. There have been no material changes to the critical accounting policies previously reported in our 2009 Annual Report on Form 10-K, as amended. We have updated our critical accounting policies in this Form 10-Q to include the references to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (the Codification). See Note 1 to the Condensed Consolidated Financial Statements included in this Form 10-Q for a description of the Codification effective for our fiscal year 2010. All references to authoritative accounting literature will be referenced in accordance with the Codification.

We have identified the following as our critical accounting policies: revenue recognition, accounting for share-based compensation, accounting for investments in debt and equity securities, valuation of financial instruments, inventory valuation and income taxes.

Revenue Recognition. We recognize revenue in accordance with FASB ASC Topic 605, “Revenue Recognition” (ASC 605-10-S99). We also follow FASB ASC Subtopic 605-25, “Multiple Element Arrangements” (ASC 605-25) for collaborative arrangements containing multiple revenue elements that were entered into, or materially amended, after June 30, 2003. In addition, the Company accounts for certain collaborative arrangements containing multiple revenue elements that were entered into, or materially amended, after June 30, 2003 in accordance with ASC 605-25.

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

Royalty Revenue. Royalty revenue is recognized as the related product is sold by our customers to end-users. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. See Note 1 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our royalty revenue recognition.

Accounting for Share-Based Compensation. We use various forms of equity compensation, including stock options, nonvested stock awards, and cash-settled SARs, as a major part of our compensation programs to retain and provide incentives to our top management team members and other employees. We account for equity compensation in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation.”

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

•

Nonvested stock awards (i.e. restricted stock) granted to non-employee members of our Board of Directors, executive officers and a non-employee consultant are accounted for using the fair value method. Fair value for nonvested stock awards is based upon the closing price of our Common Stock on the date of the grant.

•

Cash-settled SARs awarded in share-based payment transactions are classified as liability awards, and accordingly, we record these awards as a component of Other current liabilities on our Condensed Consolidated Balance Sheets. The fair value of each SAR is estimated using the Black-Scholes option-pricing model, which uses weighted average assumptions. Expected volatilities are based on the historical volatility of our Common Stock, as well as other factors. For liability awards, the fair value of the award, which determines the measurement of the liability on our Condensed Consolidated Balance Sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. We use historical data to estimate employee termination within the valuation model; employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of cash-settled SARs has been determined using the simplified method in accordance with ASC 718-10-S99.

Revisions to any of our estimates or methodologies could cause a material impact to our financial statements.

Accounting for Investments in Debt and Equity Securities. We account for our investment portfolio in accordance with FASB ASC Topic 320, “Investments — Debt and Equity Securities.” We have classified our entire investment portfolio as available-for-sale securities with secondary or resale markets and report the portfolio at fair value with unrealized gains and losses included in Stockholders’ equity and realized gains and losses in Other income. We currently have investment securities with fair values that are less than their amortized cost and therefore contain unrealized losses. We have evaluated these securities and have determined that the decline in value is not related to any Company or industry specific event. We have no intent to sell any of these investments until a recovery of the fair value. There is no current requirement to sell any of these investments. We anticipate full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Revisions to our classification of these investments and/or a determination other than the anticipation of a full recovery of the amortized costs at maturity or sooner, could result in our realizing gains and losses on these investments and, therefore, have a material impact on our financial statements. As of September 30, 2009, we were in compliance with all of our affirmative, restrictive and financial maintenance covenants.

Valuation of Financial Instruments. We adopted the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (ASC 820) for financial assets and liabilities, which provides guidance for using fair value to measure financial assets and liabilities by defining fair value as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Categorization is based on a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy.

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

Income Taxes. In the course of estimating our estimated annual effective tax rate and recording our quarterly income tax provisions, we consider many factors, including our expected earnings, state income tax apportionment, estimated manufacturing and research and development tax credits, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates, including the extension of the research and development tax credit, could have a significant impact on our effective tax rate.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2009 and 2008

Total Revenues. Total revenues of $19.7 million for the three months ended September 30, 2009 decreased 2% from total revenues of $20.1 million for the three months ended September 30, 2008.

Total Net Sales. Net sales of products were essentially flat at $13.4 million in the three months ended September 30, 2009, compared to net sales of $13.5 million in the three months ended September 30, 2008. We had a $97,000, or 1%, decrease in our biomaterials sales, offset by a $66,000, or 8%, increase in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $12.6 million in the three months ended September 30, 2009, a 1% decrease compared to $12.7 million in the same period of the prior fiscal year. Biomaterials sales includes revenue recognized from products shipped, as well as revenue generated from product development programs with biomaterials customers. The biomaterials sales decrease was primarily due to a decrease in orthopaedic product sales. Orthopaedic product sales, consisting primarily of sports medicine and spine products, were $6.4 million for the three months ended September 30, 2009, a decrease of $1.5 million, or 19%, from $8.0 million for the three months ended September 30, 2008. Sales of spine products decreased $1.0 million, or 27%, to $2.7 million in the three months ended September 30, 2009 from $3.7 million in the same period of the prior fiscal year, primarily due to cancellation fees of $825,000 charged to a customer in the prior year period for research and development work we performed for that customer. Sports medicine product sales decreased $401,000, or 10%, to $3.6 million in the three months ended September 30, 2009 from $4.0 million in the same period of the prior fiscal year, primarily due to reductions in customers’ inventory levels. We believe our net sales growth, particularly related to sports medicine products, will be negatively affected in the short-term by the reduction in elective medical procedures, combined with reduced hospital inventories, which we believe were caused by the current economic environment.

Offsetting these decreases in part was an increase in sales of Angio-Seal components to St. Jude Medical compared to the same period of the prior fiscal year. Sales to St. Jude Medical were $4.9 million in the quarter ended September 30, 2009 compared to $4.0 million in the same period of the prior fiscal year, an increase of 24%. The fluctuations in Angio-Seal component sales in any given period are not always indicative of the change in end-user sales of the Angio-Seal device by St. Jude Medical in the same period, due to variations in ordering patterns of the components used in the manufacturing of the Angio-Seal device by St. Jude, inventory stocking and supplements to St. Jude’s production, as well as the impact of foreign currency exchange on end-user sales.

Endovascular Sales. Endovascular sales were $858,000 in the three months ended September 30, 2009, an 8% increase compared to sales of $792,000 in the same period of the prior fiscal year, primarily due to the recognition of milestone revenue under the research and development agreement with Spectranetics. Endovascular sales include revenue recognized from products shipped, as well as milestone revenue recognized from product development programs with Spectranetics. During fiscal 2009, we announced the accomplishment of two milestones under our Development and Regulatory Service Agreement with Spectranetics, which resulted in our receipt of cash payments in an aggregate amount of $2.5 million during fiscal 2009 and our recognition of $144,000 in revenue in the three months ended September 30, 2009. There was no revenue recognized in relation to these milestones in the first quarter of fiscal 2009.

Royalty Income. Royalty income decreased 6% to $6.3 million in the three months ended September 30, 2009 from $6.7 million in the three months ended September 30, 2008.

Royalty income from St. Jude Medical’s Angio-Seal net end-user sales in the quarter ended September 30, 2009 of $4.9 million, which was negatively impacted by foreign exchange rates, decreased 7% from $5.2 million of royalty income in the same period of the prior fiscal year. End-user sales of the Angio-Seal device, which included the negative impact of foreign currency exchange, decreased 8% in the quarter ended September 30, 2009 over the same period of the prior fiscal year.

Royalty income from Orthovita’s Vitoss, Vitoss Foam and Vitoss Bioactive Foam products net end-user sales of $1.4 million were flat in the quarter ended September 30, 2009 compared to the same period of the prior fiscal year. End-user sales of our co-developed Vitoss Foam and Vitoss Bioactive Foam products increased 7% in the quarter ended September 30, 2009 compared to the same period of the prior fiscal year. Despite the fact that this quarter’s royalty income was flat, we believe the growth of the Vitoss Bioactive Foam products, as well as the continued sales of existing Vitoss Foam products by Orthovita in the end-user marketplace, will contribute to future increases in royalty income.

Cost of Products Sold.

	Three Months Ended 9/30/09	Three Months Ended 9/30/08	% Change Prior Period to Current Period
Cost of products sold	$5,538,400	$5,713,455	(3)%
Gross Margin on Net Sales	59%	58%

Cost of products sold was $5.5 million in the three months ended September 30, 2009, a $175,000, or 3%, decrease from $5.7 million in the three months ended September 30, 2008. Gross margin on net sales was 59% for the three months ended September 30, 2009 and 58% for the three months ended September 30, 2008. The decrease in cost of products sold in the three months ended September 30, 2009 compared to the same period of the prior fiscal year was primarily related to a $175,000 decrease in net sales excluding net milestone revenue recognized of $144,000 in the three months ended September 30, 2009.

In addition, during the three months ended September 30, 2009, we experienced improvement in the costs of manufacturing our biomaterials and endovascular products, primarily related to changes in product mix and inventory write-downs incurred during the prior fiscal year period. We will continue to seek process improvements and process automation in both biomaterials and endovascular platforms to achieve further improvement of the overall gross margin on net sales.

Research and Development Expense.

	Three Months Ended 9/30/09	Three Months Ended 9/30/08	% Change Prior Period to Current Period
Research & Development	$4,275,571	$4,423,749	(3)%
Research & Development as a % of Revenue	22%	22%

Research and development expense was $4.3 million in the three months ended September 30, 2009, a $148,000, or 3%, decrease from $4.4 million in the three months ended September 30, 2008. The decrease in research and development expense for the three months ended September 30, 2009 over the same period of the prior fiscal year was due to a $209,000 decrease in engineering consulting costs and $197,000 in expenses incurred in the prior year fiscal quarter in connection with a customer cancellation of research and development projects. These decreases were offset in part by an increase in personnel costs, such as salaries, as well as, equity compensation expense, of $244,000.

Research and development expenses were 22% of our total revenue for each of the three month periods ended September 30, 2009 and 2008. We believe research and development expense in fiscal 2010 in total will increase over research and development expense in fiscal 2009, as we have increased our focus on research and development activities surrounding our biomaterials development efforts, primarily related to our cartilage repair and ECM programs, as well as other development projects utilizing our proprietary biomaterials technologies. Additionally, we expect an increase in share-based compensation expense of approximately $900,000 because fiscal 2010 expense will include amortized expense related to three years of equity grants, while fiscal 2009 share-based compensation expense primarily included amortization expense related to two years of equity grants, as a result of the acceleration of stock awards in fiscal 2008 triggered by a third party’s significant open market purchase of our Common Stock. Our endovascular product research and development expenses are expected to stay substantially consistent in fiscal 2010 compared to fiscal 2009 due to our continued development of new generations of the ThromCat device per our Development and Regulatory Services Agreement with Spectranetics.

Selling, General and Administrative Expense.

	Three Months Ended 9/30/09	Three Months Ended 9/30/08	% Change Prior Period to Current Period
Selling, General and Administrative	$2,179,931	$2,285,599	(5)%
Selling, General and Administrative as a % of Revenue	11%	11%

Selling, general and administrative expense was $2.2 million in the three months ended September 30, 2009, a decrease of $106,000, or 5%, from $2.3 million in the three months ended September 30, 2008. The decrease in selling, general and administrative expense was primarily due to a decrease in personnel costs of $86,000 due to reduced headcount and reduced legal costs of $43,000. We expect an increase in share-based compensation expense of approximately $600,000 because fiscal 2010 expense will include amortized expense related to three years of equity grants, while fiscal 2009 share- based compensation expense primarily included amortization expense related to two years of equity grants, as a result of the acceleration of stock awards in fiscal 2008 triggered by a third party’s significant open market purchase of our Common Stock.

Interest Income & Interest Expense. Interest income decreased by 64% to $174,000 in the three months ended September 30, 2009 from $479,000 in the three months ended September 30, 2008. This decrease was due to significant decreases in interest rates, partially offset by an increase of 13% in our average cash and investment balances over the same period of the prior fiscal year.

Interest expense in the three months ended September 30, 2009 was $537,000, an increase of 8% from $499,000 in the same period of the prior fiscal year. We have borrowed $35.0 million under the Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is hedged by a fixed interest rate swap agreement (the Swap) bearing interest of 6.44%. Although our interest expense for the three months ended September 30, 2009 increased over the three months ended September 30, 2008 due to capitalized interest in the three months ended September 30, 2008, we expect our interest expense will continue to decrease as we continue to pay down the Mortgage principal. The Mortgage balance was $32.4 million as of September 30, 2009. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our Mortgage and Swap.

Other Income/Loss. Other non-operating loss was $18,000 in the three months ended September 30, 2009, a decrease of $166,000, from non-operating income of $148,000 in the three months ended September 30, 2008. Other non-operating income/loss for the three months ended September 30, 2009 primarily represents non-operating items, including gain/loss on foreign currency exchange and gain/loss on sales of assets. Other non-operating income/loss for the three months ended September 30, 2008 primarily represents non-operating items, including the final settlement of outstanding items related to our Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania Governor’s Action Team, gain/loss on foreign currency exchange and gain/loss on sales of assets.

Income Tax Expense. Our tax expense for the three months ended September 30, 2009 was approximately $2.5 million, resulting in an effective tax rate of approximately 34%. We currently estimate that our annual effective tax rate for fiscal 2010 will be in a range of approximately 33% to 34%. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $86.9 million as of September 30, 2009, an increase of $7.2 million from our balance of $79.7 million at June 30, 2009, the end of our prior fiscal year. Our working capital was $100.5 million as of September 30, 2009, an increase of $5.5 million from our working capital of $95.0 million at June 30, 2009.

Operating Activities

Net cash provided by our operating activities was $8.6 million in the three months ended September 30, 2009. For the three months ended September 30, 2009, we had net income of $4.9 million, non-cash depreciation and amortization of $1.7 million, and a net effect of non-cash employee share-based compensation and related tax events of $703,000, offset by a change in deferred income taxes of $338,000, which was primarily the result of the change in our non-current deferred tax assets related to the decrease in the fair value of our Swap.

Cash provided by operations as a result of changes in asset and liability balances was $1.7 million. This increase in cash was primarily a result of an increase in accounts payable and accrued expenses of $1.7 million, primarily due to an increase in federal income taxes payable, and a decrease in our receivable balances of $299,000. Offsetting these increases in cash were an increase in inventory of $212,000 and an increase in prepaid expenses of $133,000, primarily due to our payment of next year’s real estate taxes.

Investing Activities

Cash used in investing activities was $352,000 for the three months ended September 30, 2009. This amount was the result of $436,000 in capital expenditures to continue to expand our research and development and manufacturing capabilities and improve our information technology systems and $231,000 for the purchase of certain intangible assets. These uses of cash were offset in part by a $315,000 increase in cash from bond maturities within our investment portfolio.

Financing Activities

Cash used in financing activities was $1.0 million for the three months ended September 30, 2009. This amount was primarily the result of $891,000 in Common Stock repurchases and $350,000 in repayments of long-term debt, offset by $219,000 in cash proceeds from the net effect of the exercise of share-based awards.

Debt

The Mortgage with Citibank, F.S.B. provided us with the ability to take aggregate advances up to $35.0 million through November 27, 2007, all of which had been taken prior to September 30, 2009. The Mortgage contains various conditions to borrowing, including affirmative, restrictive and financial maintenance covenants with which we are in compliance as of September 30, 2009. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning these covenants.

Stock Repurchase Program

On March 18, 2009, we announced that our Board of Directors approved a new stock repurchase program which allows us to repurchase up to a total of 600,000 of our issued and outstanding shares of Common Stock. During the three months ended September 30, 2009, we repurchased and retired 35,642 shares of Common Stock at a total cost of $890,000, or an average market price of $24.96 per share. We financed these repurchases using available cash, liquid investments and cash from operations. See Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our stock repurchase programs. See Part II. Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) in this Form 10-Q.

General

We plan to continue to increase our research and development activities for our biomaterials products and continue our research and development activities for next generation endovascular products based on our development contract with Spectranetics.

We believe our current cash and investment balances and expected future cash generated from operations will be sufficient to meet our operating, financing, and capital requirements for the next 12 months. Although we believe our cash and investment balances will also be sufficient on a longer term basis, that will depend on numerous factors, including the following: market acceptance of our existing and future products; the successful commercialization of products in development; the costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, future clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

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

Contractual Obligations and Other Contingent Commitments

Presented below is a summary of our approximate aggregate contractual obligations and other contingent commitments at September 30, 2009 for future payments under contracts and other contingent commitments, for fiscal 2010 and beyond:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($35 million)	$32,433,334	$1,399,997	$2,800,000	$2,800,000	$25,433,337
Interest on mortgage	24,635,176	2,086,974	3,871,537	3,511,753	15,164,912
Purchase Obligations (2):	1,257,740	1,257,740	—	—	—
Other Obligations:
Research and Development Contractual Obligations (3)	2,750,000	—	—	—	—
Employment Agreements (4)	1,551,293	1,292,868	258,425	—	—
FIN 48 Tax Obligations (5)			—	—	—
Other Long-Term Liabilities
Deferred Revenue Non-Current (6)	1,849,616	—	1,337,116	150,000	362,500
Other Non-Current Liabilities (7)	4,955,013	—	—	—	—

Total Contractual Obligations	$69,432,172	$6,037,579	$8,267,078	$6,461,753	$40,960,749

These obligations are related to the Mortgage and agreements to purchase goods or services that are legally binding and enforceable against us.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage outstanding principal balance of $32.4 million as of September 30, 2009. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the future interest obligations are not recorded on our Condensed Consolidated Balance Sheet. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(2)	These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 11 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(3)	Under the Development and Regulatory Services Agreement with Spectranetics, as amended, the Company’s contributions are limited to a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products. We are unable to reliably estimate the amount and timing of these contributions because they are dependent on the type, complexity of the clinical studies and intended use of the product which has not been established. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets.
(4)	The Company has entered into employment agreements with certain of its named executive officers. These employment agreements provide for, among other things, annual base salaries in an aggregate amount of not less then $1,551,293 through fiscal 2012. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 11 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(5)	Liabilities for uncertain tax positions in the aggregate amount of $136,501 have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of these liabilities. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

(6)	Non-current deferred revenue includes milestone payments received by the Company pursuant to customer agreements, as well as advance payments from customers for future services. In accordance with U.S. GAAP, these liabilities are recorded on our Condensed Consolidated Balance Sheets.
(7)	This value represents the estimated amount the Company would pay to terminate the Swap if the Company were to prepay the Mortgage. We currently do not intend to prepay the Mortgage and therefore are unable to reliably estimate the period of cash settlement of the Swap, if any. In accordance with U.S. GAAP, this liability is recorded on our Condensed Consolidated Balance Sheets. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009 and in Part II Item 1A. “Risk Factors” of this Form 10-Q include but are not limited to the following:

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	our reliance on three customers (St. Jude Medical, Arthrex, Inc. and Orthovita, Inc.) for a majority of our revenues;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	the performance of Spectranetics as the marketer and distributor of the endovascular products;

•

future success of our research and development efforts with respect to the endovascular products, including the risk that those efforts will not be successful and that some of the associated milestone payments will not be received from Spectranetics;

•	our strategic endovascular relationship could be negatively impacted by adverse results of the FDA and U.S. Immigration and Customs Enforcement (ICE) investigation of Spectranetics;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•

future success of our research and development efforts with respect to biomaterials products, including our cartilage repair and extracellular matrix technologies, and future market acceptance of our biomaterials products;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community or new technology introduced replacing our products;

•	the loss of, or interruption of supply from, key vendors;

•	the completion of clinical trials to support regulatory approval of future generations of our products;

•	our ability to scale up the manufacturing of our products to accommodate the sales volume;

•	our dependence on our customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	our dependence on key vendors and personnel;

•	our use of hazardous materials, which could expose us to future environmental liabilities;

•	international market risks that could harm future international sales of our products;

•	our ability to expand our management systems and controls to support anticipated growth;

•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	risks related to product recalls of and other manufacturing issues relating to our partners’ biomaterials or endovascular products;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

•

risks related to our industry, including potential for litigation, product liability claims, ability to obtain reimbursement for our products, changes in applicable laws or regulations, including in particular, healthcare and tax laws and regulations, and our products’ exposure to extensive government regulation;

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

Investment Portfolio

Our investment portfolio consists of high quality municipal securities. The majority of these investments have maturities ranging from less than one year to approximately four years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only securities with secondary or resale markets. We have an audit-committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of September 30, 2009, our total investment portfolio consisted of approximately $30.1 million of investments. While our investments may be sold at any time because the portfolio includes available-for-sale securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We review our investments to identify and evaluate investments that have an indication of possible impairment. We have no intent to sell any of these investments until a recovery of their respective fair values, which may be at maturity, and there is no current requirement to sell any of these investments. Additional information regarding our investments is located in Note 8 to the Condensed Consolidated Financial Statements included herein in this Form 10-Q.

Debt

On May 25, 2006, we entered into a $35.0 million aggregate ten-year fixed interest rate Swap, with Citibank, N.A., to manage the market risk from changes in interest rates under the Mortgage. As of September 30, 2009 we had taken the full $35.0 million advance under the Mortgage (See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q). Our objective and strategy for undertaking the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. We currently utilize the Hypothetical Derivative Method in determining the hedge effectiveness of the hedged item each period. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. If the conditions underlying the Swap or the hedge item change, there is a risk that our hedged item would be deemed an ineffective hedge, and therefore, we would record changes in the fair value of the Swap within our Condensed Consolidated Statements of Income, as well as our Condensed Consolidated Statements of Cash Flows. Additional information regarding the Swap is located in Note 7 – under the heading “Interest Rate Swap Agreement” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009 includes a detailed discussion of our risk factors. There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 except the following risk factor is hereby amended to read in its entirety as follows:

Spectranetics is exclusively responsible for worldwide sales and marketing of our entire endovascular product line. If any or all of these products fail to gain market acceptance or if Spectranetics fails to successfully commercialize them, our business may suffer.

Our endovascular products, which are sold and marketed exclusively by Spectranetics, have limited product and brand recognition, and limited usage to date. We do not know if these products will be successful over the long term, or if they will be adopted by the physician community at rates that in turn generate enough revenue for us to sustain our ongoing investment in this business, although, in any event, we are required by contract to continue such investment. Market acceptance of these products may be hindered if physicians are not presented with compelling data from long-term studies of the safety and efficacy of the products compared to alternative procedures. In addition, demand for the products may not increase as quickly as we expect due to competitive and other factors.

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

Spectranetics announced on October 22, 2008 the appointment of Emile J. Geisenheimer, its chairman, to the additional roles of President and Chief Executive Officer, following the resignation of John G. Schulte as President, Chief Executive Officer and director of Spectranetics. Spectranetics has also announced that three additional employees have also left Spectranetics. Our business, including revenues derived from endovascular sales, may be adversely impacted by the change in management if such change diverts focus and attention away from selling the endovascular products we sold to Spectranetics, and which we continue to develop and manufacture for Spectranetics. Spectranetics indicated that it plans to discontinue sales of the Safe-Cross products, and the QuickCat manufacturing will be transferred to Spectranetics at the end of December 2009. As a result, following the second quarter of fiscal 2010, we expect that our manufacturing of the endovascular product line will be limited to the ThromCat product, the sale of which is dependent upon the sales and marketing efforts of Spectranetics. Further, our ability to achieve in full the $6.0 million cumulative sales milestone under the asset purchase agreement with Spectranetics, which is based upon sales of Safe-Cross, ThromCat and QuickCat products, will be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of our equity securities during July, August and September 2009:

Period	Total number of shares purchased *	Average price paid per share (1)	Amount remaining for future repurchase (2)
July 1-31, 2009	34,400	$24.96	160,305
August 1-31, 2009	1,242	24.97	159,063
September 1-30, 2009	—	—	159,063

Total	35,642	$24.96	159,063

*	All shares purchased under a publicly announced plan on the purchase date (i.e., trade date).
(1)	Average price paid per share is calculated on the purchase date and excludes commissions paid to brokers.
(2)	Represents the remaining number of shares of Common Stock that may be purchased under the current program. The March 18, 2009 stock repurchase program allows the Company to repurchase up to a total of 600,000 shares of its issued and outstanding Common Stock and has no scheduled expiration date.

Item 6.	Exhibits.

Exhibit	Description	Incorporation By Reference To

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	—

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	—

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	—

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	—

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: November 9, 2009	By:	/s/ MICHAEL CELANO
Michael Celano
Chief Financial Officer
(Principal Financial and Accounting Officer)