Form 10-Q
period 2009-12-31
KENSEY NASH CORP
filed 2010-02-09
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to             .

Commission File Number: 001-34388

Kensey Nash Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-3316412
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

735 Pennsylvania Drive Exton, Pennsylvania	19341
(Address of Principal Executive Offices)	(Zip Code)

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

As of January 31, 2010, there were 10,935,576 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED DECEMBER 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2009	June 30, 2009
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$22,419,734	$49,474,255
Investments	59,563,557	30,230,131
Trade receivables, net of allowances for doubtful accounts of $13,513 for each of the periods ended December 31, 2009 and June 30, 2009	5,894,492	4,657,850
Royalties receivable	6,073,759	6,426,072
Other receivables (including $4,803 and $2,614 at December 31, 2009 and June 30, 2009, respectively, due from employees)	776,812	362,805
Inventory	9,633,603	10,585,065
Deferred tax asset, current portion	1,111,085	2,490,406
Prepaid expenses and other	2,854,259	941,966

Total current assets	108,327,301	105,168,550

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	4,883,591
Building	46,423,188	46,380,229
Machinery, furniture and equipment	31,829,732	31,287,825
Construction in progress	474,877	238,030

Total property, plant and equipment	83,611,388	82,789,675
Accumulated depreciation	(27,336,856)	(24,816,780)

Net property, plant and equipment	56,274,532	57,972,895

OTHER ASSETS:
Deferred tax asset, non-current portion	1,799,637	807,538
Acquired patents and other intangibles, net of accumulated amortization of $6,133,369 and $5,661,326 at December 31, 2009 and June 30, 2009 respectively	2,543,830	2,685,040
Goodwill	4,366,273	4,366,273
Other non-current assets	83,539	90,134

Total other assets	8,793,279	7,948,985

TOTAL	$173,395,112	$171,090,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,934,894	$2,100,245
Accrued expenses	2,694,607	5,541,804
Other current liabilities	225,658	295,764
Current portion of debt	1,399,997	1,399,997
Deferred revenue	839,906	782,906

Total current liabilities	7,095,062	10,120,716

OTHER LIABILITIES:
Long term debt	30,683,333	31,383,333
Deferred revenue, non-current	2,454,081	1,808,902
Other non-current liabilities	4,195,764	4,502,900

Total liabilities	44,428,240	47,815,851

COMMITMENTS AND CONTINGENCIES (Note 11):	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, of which 25,000 shares are designated as Series A junior participating preferred stock, $.001 par value, no shares issued or outstanding at December 31, 2009 and June 30, 2009	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 10,975,384 and 11,145,562 shares issued and outstanding at December 31, 2009 and June 30, 2009 respectively	10,975	11,142
Capital in excess of par value	61,740,305	65,035,608
Retained earnings	69,638,044	61,097,706
Accumulated other comprehensive loss	(2,422,452)	(2,869,877)

Total stockholders’ equity	128,966,872	123,274,579

TOTAL	$173,395,112	$171,090,430

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
REVENUES:
Net sales
Biomaterials sales	$11,634,701	$13,097,049	$24,209,747	$25,768,987
Endovascular sales	834,990	877,874	1,692,646	1,669,660

Total net sales	12,469,691	13,974,923	25,902,393	27,438,647
Royalty income	6,600,941	6,822,905	12,910,057	13,508,864

Total revenues	19,070,632	20,797,828	38,812,450	40,947,511

OPERATING COSTS AND EXPENSES:
Cost of products sold	6,491,985	6,493,026	12,030,385	12,206,481
Research and development	4,686,515	4,539,173	8,962,086	8,962,922
Selling, general and administrative	2,104,307	2,119,628	4,284,238	4,405,227

Total operating costs and expenses	13,282,807	13,151,827	25,276,709	25,574,630

INCOME FROM OPERATIONS	5,787,825	7,646,001	13,535,741	15,372,881

OTHER INCOME/(EXPENSE):
Interest income	187,808	338,616	361,956	817,360
Interest expense	(527,993)	(545,097)	(1,065,261)	(1,044,372)
Other income/(expense)	5,448	34,683	(12,092)	183,033

Total other expense - net	(334,737)	(171,798)	(715,397)	(43,979)

INCOME BEFORE INCOME TAX	5,453,088	7,474,203	12,820,344	15,328,902
Income tax expense	(1,793,559)	(2,233,933)	(4,280,006)	(4,841,075)

NET INCOME	$3,659,529	$5,240,270	$8,540,338	$10,487,827

BASIC EARNINGS PER SHARE	$0.33	$0.45	$0.77	$0.90

DILUTED EARNINGS PER SHARE	$0.32	$0.44	$0.75	$0.87

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,048,532	11,633,990	11,084,961	11,700,891

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,367,673	11,934,095	11,422,716	12,122,547

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income	Total
	Shares	Amount
BALANCE, JUNE 30, 2009	11,142,062	$11,142	$65,035,608	$61,097,706	$(2,869,877)		$123,274,579
Exercise/issuance of:

Stock options	62,222	62	834,205				834,267
Nonvested stock awards	19,077	19	(19)				—
Stock repurchase	(247,977)	(248)	(6,002,350)				(6,002,598)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options			215,283				215,283
Nonvested stock awards			(60)				(60)
Employee share-based compensation:
Stock options			1,418,156				1,418,156
Nonvested stock awards			239,482				239,482
Net income				8,540,338		$8,540,338	8,540,338

Change in unrealized gain on investments (net of tax)					247,787	247,787	247,787

Change in interest rate swap unrealized loss (net of tax)					199,638	199,638	199,638

Comprehensive income						$8,987,763

BALANCE, DECEMBER 31, 2009	10,975,384	$10,975	$61,740,305	$69,638,044	$(2,422,452)		$128,966,872

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2009	2008

OPERATING ACTIVITIES:
Net income	$8,540,338	$10,487,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,546,679	3,454,170
Share-based compensation:
Stock options	1,418,156	762,917
Nonvested stock awards	263,414	190,312
Cash-settled stock appreciation rights	(70,106)	(627,449)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options	215,283	1,466,230
Nonvested stock awards	(60)	(38,948)
Excess tax benefits from share-based payment arrangements	(122,799)	(977,325)
Deferred income taxes	146,299	1,563,102
(Income)/loss on disposal/retirement of property, plant and equipment	13,381	(9,231)
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable	(1,273,629)	140,334
Prepaid expenses and other current assets	(1,936,225)	(357,919)
Inventory	951,462	(1,375,145)
Accounts payable and accrued expenses	(3,204,523)	(1,457,253)
Deferred revenue, current	57,000	141,386
Deferred revenue, non-current	645,178	430,612
Other non-current liabilities	—	(202,702)

Net cash provided by operating activities	9,189,848	13,590,918

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(698,038)	(1,546,477)
Purchases of intangible assets	(330,833)	—
Sale of investments	1,845,000	6,650,000
Purchase of investments	(31,227,547)	—

Net cash (used in)/provided by investing activities	(30,411,418)	5,103,523

FINANCING ACTIVITIES:
Repayments of long term debt	(700,000)	(700,000)
Stock repurchase	(6,090,017)	(10,448,476)
Excess tax benefits from share-based payment arrangements	122,799	977,325
Proceeds from exercise of stock options	834,267	6,002,639

Net cash used in financing activities	(5,832,951)	(4,168,512)

(DECREASE)/INCREASE IN CASH	(27,054,521)	14,525,929

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,474,255	48,706,232

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,419,734	$63,232,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $3,791 and $74,648 at December 31, 2009 and 2008, respectively)	$1,081,023	$1,045,383

Cash paid for income taxes	$6,381,000	$1,446,121

Accrual for purchases of property, plant and equipment	$388,180	$—

Retirement of fully depreciated property, plant and equipment	$98,637	$115,563

See notes to condensed consolidated financial statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009 (fiscal 2009).

The Condensed Consolidated Financial Statements include the accounts of Kensey Nash Corporation and its wholly-owned subsidiaries (the Company). All intercompany transactions and balances have been eliminated.

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

Subsequent Events

The Company has evaluated subsequent events through February 9, 2010, the date the Condensed Consolidated Financial Statements were issued and filed with this Form 10-Q with the Securities and Exchange Commission.

On February 9, 2010, the Company’s Board of Directors approved a new stock repurchase program that allows the Company to repurchase an additional $30 million of its issued and outstanding shares of Common Stock. Any repurchases under the program are dependent on market conditions and can be commenced or suspended at any time or from time to time without prior notice, and the repurchase program has no specified expiration date. See Note 10 for additional information on the Company’s stock repurchase programs.

Revenue Recognition

Sales Revenue

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, “Revenue Recognition” (ASC 605-10-S99). In addition, the Company accounts for certain customer arrangements containing multiple revenue elements, which were entered into, or materially amended, after June 30, 2003, in accordance with FASB ASC Subtopic 605-25, “Multiple Element Arrangements” (ASC 605-25).

Sales revenue is generally recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are generally recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances, including credits and discounts. The Company did not record any net sales returns provisions or credits and discounts for the three or six months ended December 31, 2009. For the three and six months ended December 31, 2008, there were net sales returns provisions and credits and discounts of $10,000 and $26,000, respectively.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Royalty Income

The Company generally recognizes its royalty revenue at the end of each month, when the relevant net total end-user product sales dollars are reported to the Company for the month. Royalty payments are generally received within 45 days after the end of each calendar quarter.

Geographic Information

The Company’s total revenues are attributed to a country based on the location of the customer. The Company’s business is not directly dependent on foreign operations, as the Company’s sales to customers outside the U.S. are not significant. However, a portion of the Company’s total revenues, including sales and royalties, are dependent on U.S. based customers selling to end-users outside the U.S. No one country where the Company sells its products, other than the U.S., represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived assets are located in the U.S.

Earnings Per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC 260). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. There were no nonvested stock awards included for the three and six months ended December 31, 2009 and 2008 that were antidilutive. Options to purchase shares of the Company’s Common Stock that were outstanding for the three and six months ended December 31, 2009 and 2008, but were not included in the computation of diluted EPS because the options would have been antidilutive, are shown in the table below:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Number of options	1,282,259	1,123,334	1,141,323	743,156

Option exercise price range	$25.55 - $35.71	$23.45 - $35.71	$26.89 - $35.71	$28.02 - $35.71

Goodwill

The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangible – Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of June 30, 2009 indicated that goodwill was not impaired. There were no indicators of impairment as of December 31, 2009.

New Accounting Standards

Adopted:

In June 2009, the FASB issued ASC Topic 105 (ASC 105), “Generally Accepted Accounting Principles” (formally Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC (the Codification) as the single source of authoritative nongovernmental U.S. GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding rules and guidance from the Securities and Exchange Commission, have been superseded by the Codification. All other accounting literature not included in the Codification has become non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted the standard in the first quarter of fiscal 2010. All references to authoritative accounting literature are referenced in accordance with the Codification. The FASB will issue Accounting Standards Updates (ASU), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes to the Codification.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As a result of the Codification, the Company provides reference to both ASC Topic and pre-Codification guidance, as applicable, to assist in understanding the impacts of recently adopted accounting literature.

In November 2007, the FASB issued ASC Topic 808, “Collaborative Arrangements” (ASC 808) (formerly Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”). This standard requires the Company to disclose the nature and purpose of its collaborative arrangements in its annual financial statements, its rights and obligations under its collaborative arrangements, the stage of the underlying endeavor’s life cycle, the Company’s accounting policies for the arrangements and the statement of income classification and amount of significant financial statement amounts related to the collaborative arrangements. The standard is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010. Companies are required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. If it is impracticable to apply consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effects of reclassification on the current period. The Company’s adoption of ASC 808 has not had a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations” (ASC 805) (formerly SFAS No. 141(R), “Business Combinations”). ASC 805 requires recognition of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the standard requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This standard also requires the fair value of acquired in-process research and development (IPR&D) to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. The standard is effective prospectively for business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008, which for the Company is fiscal 2010. The Company has adopted this guidance effective July 1, 2009, and is set to apply it to all business combinations prospectively from that date. The impact of ASC 805 on the Company’s financial position, results of operations or cash flows will depend upon the nature, terms and size of the acquisitions the Company may consummate in the future.

In April 2008, the FASB issued accounting guidance contained within ASC Subtopic 350-30, “Intangibles — Goodwill and Other” (ASC 350-30) and topic 275, “Risk and Uncertainties” (ASC 275) (formally FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”). ASC 350-30 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. The requirements for determining useful lives and the related disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The standard is effective for fiscal years beginning after December 15, 2008, which for the Company is fiscal 2010. The Company’s adoption of ASC 350-30 and ASC 275 has not had a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC Topic 825, “Financial Instruments” (ASC 825) (formerly FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods, as well as in annual financial statements, whether or not currently reflected on the balance sheet date at fair value. The Company adopted the disclosure requirements of the standard in the first quarter of fiscal 2010. The Company’s adoption of ASC 825 has not had a material impact on the Company’s financial position, results of operations or cash flows, however it did result in enhanced disclosures about fair value of financial instruments. See Note 8 for the fair value of the Company’s financial instruments.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosure” (ASC Topic 820), which was effective immediately for the Company’s first quarter of fiscal 2010, and which provides guidance on fair value measurements of liabilities and, subsequently, amends ASC Subtopic 820-10. The Company’s adoption of this update has not had a material impact on the Company’s financial position, results of operations or cash flows. See Note 8 for the fair value of the Company’s financial instruments.

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

In January 2010, the FASB issued ASU 2010-6, “Fair Value Measurements and Disclosures ASC Topic 820,” which was set to improve and clarify existing fair value disclosures in ASC Topic 820, and will be effective for the first interim or annual reporting period beginning after December 15, 2009, which for the Company is the third quarter of fiscal 2010. The Company is currently assessing the impact of this new accounting update on its fair value disclosure in the consolidated financial statements.

Note 2 – Investments

Investments as of December 31, 2009 consist of non-taxable high quality municipal obligations and non-taxable and taxable U.S. government securities. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities” (ASC 320), the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Income in stockholders’ equity (see Note 9) and realized gains and losses included in Other income/expense. The following is a summary of available-for-sale securities as of December 31, 2009 and June 30, 2009:

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
Description		Gain	Loss

Municipal Obligations	$43,759,839	$485,340	$(4,635)	$44,240,544
U.S. Government Securities	15,334,805	2,122	(13,914)	15,323,013

Total Investments	$59,094,644	$487,462	$(18,549)	$59,563,557

	June 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
Description		Gain	Loss

Municipal Obligations	$30,142,429	$164,363	$(76,661)	$30,230,131
U.S. Government Securities	—	—	—	—

Total Investments	$30,142,429	$164,363	$(76,661)	$30,230,131

The Company’s U.S. government securities are comprised of U.S. Treasury obligations and other U.S. government agency debt instruments. As of December 31, 2009, the Company’s investments had maturities ranging from less than one year to approximately four years. The fair values of the Company’s U.S. Treasury obligations are obtained from broker quotes that are quoted prices in active markets. The fair values of the Company’s municipal obligations and other U.S. government agency debt instruments are obtained from broker quotes using pricing matrices based on inputs that are quoted prices for identical or similar assets in the municipal and U.S. government bond market and based on other various inputs that are directly or indirectly observable.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Certain investment securities shown below as of December 31, 2009, had fair values less than their amortized costs and, therefore, contained unrealized losses. The Company has evaluated these investments and has determined that the decline in value was not related to any Company or industry specific event. As of December 31, 2009, there were 14 out of 69 investments with unrealized losses. The gross unrealized losses related to these investments were due to changes in interest rates. Given that the Company has no intent to sell any of these investments until a recovery of its fair value, which may be at maturity, and there is no current requirement to sell any of these investments, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2009. The Company anticipates full recovery of amortized costs with respect to these investments at maturity or sooner in the event of a more favorable market interest rate environment. The duration of time the investments had been in a continuous unrealized loss position as of December 31, 2009 were as follows:

Description	Loss < 12 months		Loss > or equal to 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal Obligations	$13,983,854	$(4,635)	$—	$—	$13,983,854	$(4,635)
U.S. Government Securities	6,883,710	(13,914)	—	—	6,883,710	(13,914)

Total Investments	$20,867,564	$(18,549)	$—	$—	$20,867,564	$(18,549)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and was as follows as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Raw materials	$7,814,197	$7,974,295
Work in process	1,462,200	1,541,386
Finished goods	2,636,300	2,640,419

Gross inventory	11,912,697	12,156,100
Provision for inventory obsolescence	(2,279,094)	(1,571,035)

Inventory	$9,633,603	$10,585,065

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Component Supply Agreement – Under a supply agreement executed with St. Jude Medical in 2005, the Company is the exclusive supplier of 100% of the collagen plug and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement, which expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for the Company’s ongoing investments in collagen research and development. As of December 31, 2009, the Company had recognized $916,921 of this origination fee and the remaining $83,079 has been recorded as deferred revenue and will be recognized over the remaining period of the contract.

Orthovita, Inc.

The Company has a development, manufacturing and supply agreement with Orthovita under which the Company develops and commercializes products based on Orthovita’s proprietary Vitoss™ Bone Graft Substitute Material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, the Company manufactures the products, while Orthovita markets and sells the products worldwide. Under the Orthovita Agreement, the Company receives a royalty payment on all co-developed Vitoss™, Vitoss™ Foam and Vitoss™ Bioactive Foam products based upon Orthovita’s net total end-user sales of such products.

In a separate transaction in August 2004, the Company entered into an agreement (the Assignment Agreement) and acquired proprietary rights of a third party having rights in the Vitoss™ technology. This acquisition included the economic rights of the third party, which include a royalty on all products sold containing the Vitoss™ technology, up to a total royalty amount of $4,035,782. As of December 31, 2009, the Company had recognized cumulative royalty income of $3,132,187 under the Assignment Agreement.

Note 5 – Acquired Patents and Other Intangibles

The costs of internally developed patents are expensed when incurred due to the long development cycle for products and the Company’s inability to measure the recoverability of these costs when incurred. From time to time, the Company has acquired portfolios of patents and other intangibles that it believes are beneficial and complementary to the Company’s existing intellectual property and material processing knowledge platform. These acquisitions have included a portfolio of puncture closure patents in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. (THM) in 2000, certain intellectual property and other rights related to the Vitoss™ product line acquired from a third party inventor in 2004 and certain assets of MacroPore Biosurgery, Inc. (MacroPore) in 2007, as well as other smaller purchases.

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from approximately 2 to 7 years as of December 31, 2009. The gross carrying amount of such patents and intangible assets as of December 31, 2009 was $8,677,199 with accumulated amortization of $6,133,369.

Amortization expense on these patents and intangible assets was $246,526 and $472,043 for the three and six months ended December 31, 2009, respectively. For the three and six months ended December 31, 2008, there was $226,008 and $456,519, respectively, of amortization expense on these patents and intangible assets. The table below details the estimated amortization expense as of December 31, 2009, for the next five fiscal years on the patents and intangible assets acquired by the Company:

Fiscal year ending June 30,	Amortization Expense
2010	$988,057
2011	939,253
2012	629,182
2013	242,444
2014	198,504
Thereafter	18,434

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 6 – Accrued Expenses

As of December 31, 2009 and June 30, 2009, accrued expenses consisted of the following:

	December 31, 2009	June 30, 2009
Accrued payroll and related compensation	$1,719,075	$3,032,145
Accrued endovascular transaction exit costs	327,698	1,058,990
Income taxes payable	28,600	909,410
Other	619,234	541,259

Total	$2,694,607	$5,541,804

For the three months ended December 31, 2009, the Company incurred a severance charge of $1,011,058, primarily as a result of a voluntary retirement program, which was included in the same line items as salary expense on the Condensed Consolidated Statements of Income. As of December 31, 2009, there was $511,654 remaining related to the severance charge included in accrued payroll and related compensation.

Note 7 – Debt

Secured Commercial Mortgage – On May 25, 2006, the Company entered into an agreement for a Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage provided the Company with the ability to take aggregate advances of up to $35 million through November 25, 2007 (the Draw Period) and is secured by the Company’s facility and land in Exton, Pennsylvania. On May 25, 2006 and November 23, 2007, the Company took $8 million and $27 million advances, respectively, under the Mortgage, which bears interest at one-month LIBOR plus an 0.82% Loan Credit Spread. Under the Mortgage, the Company was required to pay interest only on the outstanding principal amount during the Draw Period. Beginning December 25, 2007, the Company began paying principal and interest based on a 25 year straight-line amortization schedule. At December 31, 2009, the outstanding Mortgage balance, net of principal payments, was $32.1 million.

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of December 31, 2009 and June 30, 2009, the fair value of the Swap was in an unrealized loss position of $4,195,764 ($2,727,247, net of tax) and $4,502,900 ($2,926,885, net of tax), respectively, with the gross unrealized loss position included in Other non-current liabilities and the net of tax position included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the three and six months ended December 31, 2009 and 2008, no amounts were recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The Company does not currently anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions under the Mortgage and Swap occur.

The following tables summarizes the fair value of the Swap as of December 31, 2009 and June 30, 2009 on the Condensed Consolidated Balance Sheet:

Derivative Designed as a Hedging Instrument	Location in the Condensed Consolidated Balance Sheet	Fair Value as of December 31, 2009	Fair Value as of June 30, 2009

Interest rate contract	Other non-current liabilities	$4,195,764	$4,502,900

Total Derivative		$4,195,764	$4,502,900

The following table summarizes the Swap’s impact on Accumulated other comprehensive loss and earnings as of December 31, 2009:

	Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion)	Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	Reclassed From Accumulated Other Comprehensive Loss Into Income (Effective Portion)	Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivative in Cash Flow Hedging Relationship	For the Six Months Ended December 31, 2009		For the Six Months Ended December 31, 2009	For the Six Months Ended December 31, 2009

Interest rate contract	$(591,747)	Interest expense	$(898,883)	$—

Total	$(591,747)	Total	$(898,883)	$—

Note 8 – Fair Value of Financial Instruments

The Company follows the provisions of ASC Topic 820 for fair value measurement recognition and disclosure purposes for its financial assets and financial liabilities that are remeasured and reported at fair value each reporting period. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities and the Swap. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. Categorization is based on a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value, which are described below:

•	Level 1 - Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

•

Level 2 - Inputs that are other than quoted prices in active markets for identical assets and liabilities, inputs that are quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are either directly or indirectly observable; and

•	Level 3 - Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements as of December 31, 2009 using
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$11,742,122	$—	$—
Available-for-sale securities:
Municipal Obligations and U.S. Government Securities (See Note 2)	1,764,718	57,798,839	—

Total Assets Measured at Fair Value	$13,506,840	$57,798,839	$—

Liabilities
Interest rate swap (See Note 7)	$—	$4,195,764	$—

Total Liabilities Measured at Fair Value	$—	$4,195,764	$—

(a)	The Company’s money market funds are classified along with the Company’s cash balances as Cash and cash equivalents on the Condensed Consolidated Balance Sheets. Money market funds are valued at quoted prices in active markets.

The Company follows the disclosure provisions of ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of December 31, 2009, the financial assets and liabilities recorded in the Condensed Consolidated Balance Sheets, which are not measured at fair value on a recurring basis, include accounts receivable, net, accounts payable and debt obligations. The carrying value of accounts receivable, net, accounts payable and current debt obligations, approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt, where a quoted market price was not available, is evaluated, based on among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of long-term debt approximates fair value at December 31, 2009 due to the variable LIBOR portion of the Mortgage payments.

Note 9 – Comprehensive Income

The Company’s comprehensive income is shown on the Condensed Consolidated Statement of Stockholders’ Equity as of December 31, 2009 and June 30, 2009, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities and the Swap. The net tax effect ((benefit)/expense) for the six months ended December 31, 2009 and for the fiscal year ended June 30, 2009 of other comprehensive loss was $240,921 and $(658,775), respectively.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 10 – Stockholders’ Equity

Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by various programs established by the Company’s Board of Directors, and through other miscellaneous transactions. On December 10, 2009, the Company announced that its Board of Directors approved a stock repurchase program allowing the Company to repurchase up to a total of 400,000 of its issued and outstanding shares of Common Stock. As of December 31, 2009, there were 343,228 shares remaining for repurchase under the current 400,000 stock repurchase program.

During the three months ended December 31, 2009, the Company repurchased and retired a total of 215,835 shares of Common Stock that were settled at a cost of $5,189,754, or an average price per share of $24.05, using available cash. Commission and other related costs associated with these stock repurchases totaled $9,255. During the three months ended December 31, 2008, the Company repurchased and retired 401,371 shares of Common Stock that were settled at a cost to the Company of $10,430,627, or an average price per share of $25.99, using available cash. Commission and other related administrative costs associated with these stock repurchases totaled $17,849.

During the six months ended December 31, 2009, the Company repurchased and retired 251,477 shares of Common Stock that were settled at a cost of $6,079,336, or an average price per share of $24.17, using available cash. Included in these totals were 3,500 shares that were repurchased in June 2009, but settled in July 2009 at a cost of $87,279, or an average price per share of $24.94. During the six months ended December 31, 2008, the Company repurchased and retired 401,371 shares of Common Stock that were settled at a cost to the Company of $10,430,627, or an average price per share of $25.99, using available cash. Commission and other related administrative costs associated with these stock repurchases totaled $17,849. No shares were repurchased during the first quarter ended September 30, 2008.

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

	Three Months Ended December 31,		Estimated Unrecognized Share-based Compensation as of December 31, 2009	Weighted Average Period Remaining of Share-based Compensation as of December 31, 2009

	2009	2008
Stock options	$959,709	$472,167	$6,229,991	2.22
Non-vested stock awards	138,422	106,748	1,075,000	2.45
SARs	(170,572)	(546,816)	—	1.42

Total share-based compensation	927,559	32,099	$7,304,991

Less tax benefit	(324,646)	(11,235)

Share-based compensation expense, net of taxes	$602,913	$20,864

	Six Months Ended December 31,
	2009	2008
Stock options	$1,418,156	$762,917
Non-vested stock awards	263,414	190,313
SARs	(70,106)	(627,449)

Total share-based compensation	1,611,464	325,781
Less tax benefit	(564,012)	(114,023)

Share-based compensation expense, net of taxes	$1,047,452	$211,758

Stock Options

During the six months ended December 31, 2009, the Company granted options to employees of the Company under the Company’s Seventh Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Employee Plan), with exercise prices equal to the fair market value of the Company’s Common Stock on the respective grant dates, to purchase 356,490 shares of the Company’s Common Stock, which included 21,250 of unvested stock options that were modified. The total options granted were valued at a weighted average value of $10.74 per share on the grant date under the Black-Scholes option-pricing model using the fair value assumptions noted in the following table and will be expensed over a three-year vesting period.

	Six Months Ended December 31,
	2009	2008
Dividend yield	0%	0%
Expected volatility	33% - 49%	35%
Weighted average volatility	39.45%	35%
Risk-free interest rate	.06% - 3.160%	1.140% - 3.492%
Expected term (years)	.25 - 7.57	.25 - 6.28

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

A summary of the stock option activity under the Employee Plan for the six months ended December 31, 2009 is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2009	1,670,904	$23.85	$8,222,304	233,000	$21.14	$1,441,568
Granted	356,490	$28.59		—	$—
Cancelled	(82,820)	$31.20		—	$—
Exercised	(39,444)	$13.59		(22,500)	$13.25

Balance at December 31, 2009	1,905,130	$24.63	$7,234,142	210,500	$21.98	$1,032,463

Shares vested + expected to vest	1,881,749	$24.58	$7,221,494	210,500	$21.98	$1,032,463

Exercisable portion	1,285,269	$22.50	$6,979,142	210,500	$21.98	$1,032,463

Available for future grant	504,940			—

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers, certain other management of the Company and a non-employee outside consultant, pursuant to the Employee Plan, and generally vest in three equal annual installments based solely on continued employment or service, as applicable, with the Company. Nonvested stock awards granted to executive officers, management, non-employee members of the Board of Directors and non-employee consultants usually are referred to as restricted stock, but ASC 718 reserves that term for fully vested and outstanding shares, the sale of which is contractually or governmentally prohibited for a specified period of time. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. The following table outlines the nonvested stock awards activity for the six months ended December 31, 2009.

	Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share
Balance at June 30, 2009	58,456	$20.51
Granted:
Non-employee Directors	21,226	$22.85
Issued:
Non-employee Directors	(19,077)	$22.48
Forfeited:
Non-employee Directors	(5,631)	$20.42

Balance at December 31, 2009	54,974	$20.74

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled stock appreciation rights (SARs) were granted to eligible employees during the fiscal year ended June 30, 2007. No SARs were granted during the six months ended December 31, 2009, and there was no other SAR activity during the six months ended December 31, 2009.

As of December 31, 2009, the average fair market value of each of the remaining SARs was $2.38 and the related liability for all remaining SARs was $225,658. These SARs will continue to be remeasured at each reporting period until all awards are settled and are classified as liability awards as a component of Other current liabilities on the Condensed Consolidated Balance Sheets, with fluctuations in the fair market value recorded as increases or decreases immediately in compensation cost.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The fair value of each SAR is estimated using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table.

	Six Months Ended December 31,
	2009	2008
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	0.535% - 0.849%	0.615% - 2.451%
Expected term (years)	1.42 - 1.63	1.38 - 1.59

SARs are exercisable over a maximum term of five years from the date of grant and originally were to vest over a period three years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock and other factors. The Company uses historical data to estimate SAR employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the SAR is based on U.S. treasuries with constant maturities in effect at the time of grant.

Note 11 – Commitment and Contingencies

Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its executive officers. These employment agreements provide for, among other things, annual base salaries in an aggregate amount of not less than $1,189,118 through fiscal 2012.

Purchase Commitments

As of December 31, 2009, the Company had outstanding non-cancelable and cancelable purchase commitments in the amount of $542,109 related to inventory, capital expenditures and other goods or services.

Research and Development Contractual Obligations

Under the May 2008 Development and Regulatory Services Agreement with The Spectranetics Corporation (Spectranetics), as amended, the Company’s contributions are limited to a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the U.S. Food and Drug Administration (FDA) for certain next-generation endovascular products.

Note 12 – Income Taxes

The Company accounts for taxes under the provisions of ASC Subtopic 740, “Income Taxes”.

The Company adopted the provisions of ASC Subtopic 740-10, “Income Taxes,” (ASC 740-10) on July 1, 2007. The amount of unrecognized tax benefits at December 31, 2009 was $131,249, of which $129,781 would impact the Company’s tax rate, if recognized.

Interest and penalties are included in Interest expense and Other income/expense respectively on the Condensed Consolidated Statements of Income. No material interest and penalty changes were recorded for the three and six months ended December 31, 2009. Interest and penalties of $3,908 and $7,957 were recorded for the three and six months ended December 31, 2008, respectively.

Changes in the Company’s uncertain tax positions for the six months ended December 31, 2009 were as follows:

Balance at June 30, 2009	$140,650
Increases related to prior year tax positions	13,806
Reduction due to lapse in statute of limitations	(23,207)

Balance at December 31, 2009	$131,249

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

For the period ended December 31, 2009, the Company’s estimated effective tax rate was approximately 33%. In the course of estimating the Company’s annual effective tax rate and recording its quarterly income tax provision, the Company considers many factors, including its expected earnings, state income tax apportionment, estimated manufacturing and research and development tax credits, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates, including the extension of the research and development tax credit, could have a significant impact on the Company’s effective tax rate.

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

OVERVIEW

We are a medical device company primarily focused on regenerative medicine and recognized as a leader for innovative product development and unique technology in the field of resorbable biomaterials used in a wide variety of medical procedures. We provide an extensive range of products into numerous medical device markets, including cardiology, orthopaedic, sports medicine, spine and general surgery markets. Also, we develop products for the endovascular market that are based on non-resorbable technology. Most of the products are based on our extensive expertise in the design, development, manufacturing and processing of resorbable biomaterials. We sell substantially all of our products through strategic partners and do not sell direct to the end-user. Our revenues consist of net sales and royalty income.

Net Sales

Biomaterials Sales

As pioneers in the field of resorbable biomaterials, we have developed significant expertise in the design, development, manufacturing and processing of resorbable biomaterials for medical applications. Our biomaterials products, specifically polymer and collagen based products, are in most cases finished products or components of finished goods sold by other companies pursuant to contractual arrangements. We sell our biomaterials products to over 30 companies that sell them into the end-user marketplace. Our largest biomaterials customers include St. Jude Medical, to which we supply Angio-Seal™ Vascular Closure Device (Angio-Seal device) components; Arthrex, Inc., to which we supply a broad range of sports medicine and trauma products; and Orthovita, Inc., to which we supply products for use in repair of the spine and orthopaedic trauma injuries. We also supply biomaterials products and development expertise to other orthopaedic companies, including Medtronic, Inc., Zimmer, Inc., Johnson & Johnson, Inc. and its subsidiaries, Stryker Corporation and BioMimetic Therapeutics, Inc. In August 2009, we signed a strategic distribution agreement with Synthes, Inc., under which we will supply Synthes with our extracellular matrix (ECM) product for sale for abdominal wall reconstruction, chest reconstruction applications and several other applications for head and neck surgery. We are also evaluating applications of our ECM technology in urogynecology, plastic surgery, wound care, orthopaedics, sports medicine, and other markets. We plan to continue to expand our relationships with our current customers, and build relationships with new customers, by targeting new markets, including general, pelvic and urological surgery.

Although a majority of our biomaterials sales are currently concentrated among a few strategic customers, the number of customers has been increasing over the last several years. The relationships with these customers and partners are generally long-term and contractual in nature, with contracts specifying development and regulatory responsibilities, the specifications of the product to be supplied, and pricing. We often work with customers and potential customers at very early stages of feasibility and provide significant input into product development programs. Once a product is approved for sale, we generally provide our customers fully packaged and sterilized products ready for their further distribution or, as in the case with Angio-Seal components, provide a bioresorbable product that is ready to be incorporated into a finished device. Our products often represent a key strategic source for these customers and partners. In many cases, our proprietary technology is incorporated into the product and cannot be replicated by other companies.

The sale of Angio-Seal components to St. Jude Medical and sales of biomaterials orthopaedic products, including products with applications in sports medicine and the spine, continue to be our primary source of revenue. The table below shows the trends in our orthopaedic product, cardiovascular product, primarily Angio-Seal components, and general surgery product sales for the six months ended December 31, 2009 and December 31, 2008, by presenting such sales as a percentage of our total biomaterials sales:

Net Sales of	Six months ended 12/31/09	% of Biomaterials Sales	Six months ended 12/31/08	% of Biomaterials Sales	% Change Prior Period to Current Period
Orthopaedic Products	$12,450,372	52%	$15,094,443	59%	(18%)
Cardiovascular Products	9,266,711	38%	9,240,627	36%	0%
General Surgery Products	2,244,205	9%	1,079,296	4%	108%
Other Products	248,459	1%	354,621	1%	(30%)

Total Net Sales - Biomaterials	$24,209,747	100%	$25,768,987	100%	(6%)

Our orthopaedic product sales decreased 18% in the first six months of fiscal 2010 over the comparable prior fiscal year six month period. This was due to a decrease in our spine and sports medicine product portfolio, in part due to the negative effects of the reduction in elective medical procedures, combined with reduced hospital inventories, which we believe were caused by the current difficult economic environment. In addition, the prior fiscal year period included cancellation fees totaling $1.6 million charged to two customers for research and development work we performed for those customers. Previously, we had the expectation that we would see an increase in revenue as the healthcare environment improved, resulting in a higher growth rate in orthopaedic procedures in the second half of fiscal 2010. Although recently we have been experiencing an increase in orders, the rate of improvement has been lower than we previously expected. Accordingly, while we expect orthopaedic product sales to increase in the second half of fiscal 2010 compared to the first half of fiscal 2010, we expect that orthopaedic sales for the full fiscal 2010 will be down compared to the full fiscal 2009, due to the impact of the economic conditions described above.

Our net sales in the orthopaedic portion of our business are dependent on several factors, including (1) the success of our current partners in the orthopaedic markets of sports medicine, spine and extremities, (2) the continued acceptance of biomaterials-based products in these markets, as well as expanded future acceptance of such products, (3) competitive pricing, and (4) our ability to offer new products and technologies and to attract new partners in these markets. Due to these dependencies, and other factors, sales to our orthopaedic customers can vary significantly from quarter to quarter.

We manufacture two of the key resorbable components of the Angio-Seal device for St. Jude Medical, specifically we supply 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchors, under a supply agreement that expires in December 2010. Sales to St. Jude Medical are highly dependent on ordering patterns of components used in the manufacturing of the Angio-Seal device by St. Jude Medical and can vary significantly from quarter to quarter. In August 2008, St. Jude Medical acquired certain assets of Datascope Corporation. This acquisition could provide St. Jude Medical with a potential alternative source for the collagen component that could reduce or eliminate the future sales of collagen supplied by us to St. Jude Medical. Recently, St. Jude Medical stated they had received FDA approval as an alternative supplier for the collagen plug, and that they would be in a position to serve as a supplier by December 2010. However, we continue to negotiate an extension of the supply agreement, though there is no certainty as to whether or when any extension will be agreed to, or what the terms and conditions of any extension will be.

We also have developed and manufacture products used in the general surgery markets. These products primarily include a resorbable collagen product for use in breast biopsies and products from our extracellular matrix (ECM) program. We believe the ECM products will be introduced into the marketplace by our partner, Synthes, in the second half of fiscal 2010, presenting an opportunity for expansion of our growth in the general surgery market.

Royalty Income

We also derive a significant portion of our revenue and profitability from royalty income from proprietary products that we have developed or co-developed.

Angio-Seal™ Royalty Income. We are the inventor and original developer of the Angio-Seal™, a vascular closure device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal device, pursuant to an agreement which provides us with an approximate 6% royalty on all end-user product sales. The Angio-Seal device is currently the leading product in sales volume in the vascular closure device market, generating over $350 million in revenue for St. Jude Medical during our fiscal 2009. We believe this is a mature market and anticipate that sales of the Angio-Seal device by St. Jude Medical may grow at a low single digit annual percentage growth rate at best for the foreseeable future. Royalty income earned from St. Jude Medical in the six months ended December 31, 2009 was impacted primarily by fewer shipping days, in combination with changes in product mix, and the effect of foreign currency exchange rate fluctuations in the six month period ended December 31, 2009 compared to the six months ended December 31, 2008.

Vitoss™ Foam, Vitoss™, and Vitoss™ Bioactive Foam Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss Foam, the first of which was launched in March 2004, and the most recent, Vitoss Bioactive Foam, which was launched during the fourth quarter of fiscal 2008. We receive a fixed royalty on Orthovita’s end-user sales of Vitoss Foam and Vitoss Bioactive Foam products. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the Vitoss technology up to a total royalty to be received of $4.0 million, with approximately $900,000 remaining to be received as of December 31, 2009. We believe the unique technology associated with the Vitoss Foam and Vitoss Bioactive Foam products and the growing orthopaedic market will result in the Orthovita component of our royalty income becoming more significant over the next fiscal year.

We have other royalty generating relationships, none of which contributes material revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Share-Based Compensation

The following table summarizes share-based compensation expense within each operating expense category of our Condensed Consolidated Statements of Income for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Cost of products sold	$225,372	$142,643	$374,584	$207,718
Research and development	365,178	(22,962)	681,243	73,244
Selling, general and administrative	337,010	(87,582)	555,637	44,818

Total share-based compensation expense	$927,560	$32,099	$1,611,464	$325,780

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

Total share-based compensation expense for the three and six months ended December 31, 2009 increased in relation to the corresponding period of the prior year, primarily due to the amortized expense related to three years of equity grants versus two years, as well as adjustments in the fair value of our cash-settled SARs, which were remeasured based on, among other factors, our closing stock price on December 31, 2009. See Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our share-based compensation.

The following table summarizes our share-based compensation expense by each fiscal year grant for the three and six month periods ended December 31, 2009 and 2008.

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
SARS	$(170,572)	$(546,816)	$(70,106)	$(627,449)

Stock Options
Fiscal Year 2008 Grant	$227,032	$162,560	$371,987	$365,862
Fiscal Year 2009 Grant	317,540	309,607	625,622	397,055
Fiscal Year 2010 Grant	330,417	—	358,640	—
Other Share-Based Compensation Adjustment	84,720	—	61,906	—

	$959,709	$472,167	$1,418,155	$762,917

Nonvested Stock Awards
Fiscal Year 2008 Grant	$56,348	$83,692	$120,715	$167,256
Fiscal Year 2009 Grant	68,602	23,056	129,227	23,056
Fiscal Year 2010 Grant	13,473	—	13,473	—

	$138,423	$106,748	$263,415	$190,312

Total share-based compensation expense	$927,560	$32,099	$1,611,464	$325,780

In fiscal 2010, we expect an increase of approximately $1.5 million in share-based compensation expense over the $2.1 million recorded in fiscal 2009 due to our fiscal 2010 expense including amortized expense related to three years of equity grants, while our fiscal 2009 share-based compensation expense primarily included amortization expense related to two years of equity grants. This was a result of the acceleration of stock awards in fiscal 2008 triggered by a third party’s significant open market purchase of our common stock, which resulted in a “Change in Control” as then defined in the Employee Plan.

Cost Reduction Plan

As previously announced on October 22, 2009, we had expected to incur an estimated pre-tax severance charge of $850,000 in our second quarter of fiscal 2010 primarily due to our headcount reductions, in connection with a cost reduction plan, primarily associated with our reduced endovascular activities and lower production volume. As of November 9, 2009, we expanded the cost reduction plan to include reduced work schedules during the second quarter of fiscal 2010. These actions are expected to increase our overall operational efficiency and generate annual pre-tax cost savings of approximately $1.8 million. The second quarter pre-tax severance charge was approximately $1.0 million and the second quarter pre-tax unabsorbed overhead expense charge, as a result of the reduced work schedules, was approximately $900,000.

The following table summarizes the cost reduction plan pre-tax charges within each operating expense category of our Condensed Consolidated Statements of Income for the three and six months ended December 31, 2009:

	Severance Charge	Unabsorbed Overhead Expense Charge	Total Cost Reduction Plan Charges
	Three & Six Months Ended December 31, 2009
Cost of products sold	$404,474	$943,666	$1,348,140
Research and development	535,640	—	535,640
Selling, general and administrative	70,944	—	70,944

Total Cost Reduction Plan Charges	$1,011,058	$943,666	$1,954,724

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. There have been no material changes to the critical accounting policies previously reported in our 2009 Annual Report on Form 10-K, as amended. Below, we have provided references to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (the Codification). See Note 1 to the Condensed Consolidated Financial Statements included in this Form 10-Q for a description of the Codification effective for our fiscal year 2010. All references to authoritative accounting literature will be referenced in accordance with the Codification.

We have identified the following as our critical accounting policies: revenue recognition, accounting for share-based compensation, accounting for investments in debt and equity securities, valuation of financial instruments, inventory valuation and income taxes.

Revenue Recognition. We recognize revenue in accordance with FASB ASC Topic 605, “Revenue Recognition” (ASC 605-10-S99). We also follow FASB ASC Subtopic 605-25, “Multiple Element Arrangements” (ASC 605-25) for customer arrangements containing multiple revenue elements that were entered into, or materially amended, after June 30, 2003.

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

•

Cash-settled SARs awarded in share-based payment transactions are classified as liability awards; accordingly, we record these awards as a component of Other current liabilities on our Condensed Consolidated Balance Sheets. The fair value of each SAR is estimated using the Black-Scholes option-pricing model, which uses weighted average assumptions. Expected volatilities are based on the historical volatility of our Common Stock, as well as other factors. For liability awards, the fair value of the award, which determines the measurement of the liability on our Condensed Consolidated Balance Sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. We use historical data to estimate employee termination within the valuation model; employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of cash-settled SARs has been determined using the simplified method in accordance with ASC 718-10-S99.

Revisions to any of our estimates or methodologies could cause a material impact to our financial statements.

Accounting for Investments in Debt and Equity Securities. We account for our investment portfolio in accordance with FASB ASC Topic 320, “Investments — Debt and Equity Securities.” We have classified our entire investment portfolio as available-for-sale securities with secondary or resale markets and report the portfolio at fair value with unrealized gains and losses included in Stockholders’ equity and realized gains and losses in Other income. We currently have investment securities with fair values that are less than their amortized cost and therefore contain unrealized losses. We have evaluated these securities and have determined that the decline in value is not related to any Company or industry specific event. We have no intent to sell any of these investments until there is a recovery of the fair value and there is no current requirement that we sell any of these investments. We anticipate full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Revisions to our classification of these investments, and/or a determination other than the anticipation of a full recovery of the amortized costs at maturity or sooner, could result in our realizing gains and losses on these investments and, therefore, have a material impact on our financial statements. As of December 31, 2009, we were in compliance with all of our affirmative, restrictive and financial maintenance covenants.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2009 and 2008

Total Revenues. Total revenues of $19.1 million for the three months ended December 31, 2009 decreased 8% from total revenues of $20.8 million for the three months ended December 31, 2008.

Total Net Sales. Net sales of products decreased 11% to $12.5 million in the three months ended December 31, 2009, compared to net sales of $14.0 million in the three months ended December 31, 2008. We had a $1.5 million, or 11%, decrease in our biomaterials sales, and a $43,000, or 5%, decrease in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $11.6 million in the three months ended December 31, 2009, an 11% decrease compared to $13.1 million in the same period of the prior fiscal year. Biomaterials sales includes revenue recognized from products shipped, as well as revenue generated from product development programs with and milestone revenue earned from biomaterials customers. The biomaterials sales decrease was primarily due to a decrease in orthopaedic product sales. Orthopaedic product sales, consisting primarily of sports medicine and spine products, were $6.0 million for the three months ended December 31, 2009, a decrease of $1.1 million, or 16%, from $7.1 million for the three months ended December 31, 2008. Our sales growth in the orthopaedic market, particularly related to sports medicine products, has been negatively affected in the short-term, in part due to the negative effects of the reduction in elective medical procedures, combined with reduced hospital inventories, which we believe were caused by the current difficult economic environment. Sales of sports medicine product sales decreased $603,000, or 16%, to $3.1 million in the three months ended December 31, 2009 from $3.7 million in the same period of the prior fiscal year. Sales of spine products decreased $445,000, or 14%, to $2.8 million in the three months ended December 31, 2009 from $3.3 million in the same period of the prior fiscal year.

Additionally, cardiovascular product sales decreased $919,000, or 17%, to $4.3 million in the three months ended December 31, 2009 from $5.3 million in the same period of the prior fiscal year. This decrease was primarily due to cancellation fees of approximately $800,000 charged in the prior year period for research and development work we performed. Additionally, sales of Angio-Seal components to St Jude Medical declined which is partially attributed to variations in ordering patterns of components used in the manufacture of the Angio-Seal device by St. Jude Medical. The fluctuation in Angio-Seal component sales in any given period is not always indicative of the change in end-user sales of the Angio-Seal device by St. Jude Medical in the same period, due to variations in ordering patterns of the components used in the manufacturing of the Angio-Seal device by St. Jude, inventory stocking and supplements to St. Jude’s production, as well as the impact of foreign currency exchange on end-user sales.

These decreases were offset in part by an increase in our general surgery product sales. General surgery product sales were $1.1 million for the three months ended December 31, 2009, an increase of $543,000, or 102%, from $534,000 for the three months ended December 31, 2008. This increase was due to an increase of collagen sales to a customer for use in breast biopsies.

Endovascular Sales. Endovascular sales were $835,000 in the three months ended December 31, 2009, a 5% decrease compared to sales of $878,000 in the same period of the prior fiscal year. Endovascular sales include revenue recognized from products shipped, as well as milestone revenue recognized from product development programs with Spectranetics. During fiscal 2009, we announced the accomplishment of two milestones under our Development and Regulatory Service Agreement with Spectranetics, which resulted in our receipt of cash payments in an aggregate amount of $2.5 million during fiscal 2009, and our recognition of $144,000 as revenue in the three months ended December 31, 2009. There was $135,000 recognized in relation to these milestones in the second quarter of fiscal 2009.

Royalty Income. Royalty income decreased 3% to $6.6 million in the three months ended December 31, 2009, from $6.8 million in the three months ended December 31, 2008.

Royalty income from St. Jude Medical’s Angio-Seal net end-user sales in the quarter ended December 31, 2009 of $5.0 million decreased 7% from $5.4 million of royalty income in the same period of the prior fiscal year. End-user sales of the Angio-Seal device decreased approximately 7% primarily due to fewer shipping days in the quarter ended December 31, 2009 over the same period of the prior fiscal year.

Royalty income from Orthovita’s net end-user sales of Vitoss, Vitoss Foam and Vitoss Bioactive Foam products in the amount of $1.5 million increased 11% in the quarter ended December 31, 2009, compared to the same period of the prior fiscal year. End-user sales of our co-developed Vitoss Foam and Vitoss Bioactive Foam products increased 17% in the quarter ended December 31, 2009, compared to the same period of the prior fiscal year. We believe the growth of the Vitoss Bioactive Foam products, as well as the continued sales of existing Vitoss Foam products by Orthovita in the end-user marketplace, will contribute to future increases in royalty income.

Cost of Products Sold.

	Three Months Ended 12/31/09	Three Months Ended 12/31/08	% Change Prior Period to Current Period
Cost of products sold	$6,491,985	$6,493,026	0%
Gross Margin on Net Sales	48%	54%

Cost of products sold was essentially flat at $6.5 million in the three months ended December 31, 2009 compared to the three months ended December 31, 2008. Gross margin on net sales was 48% for the three months ended December 31, 2009 and 54% for the three months ended December 31, 2008. Included within cost of products sold for the quarter ended December 31, 2009, as a result of the previously disclosed cost reduction plan, was $944,000 in unabsorbed overhead charges due to the reduced work schedules during the quarter, as well as $404,000 in severance charges, both of which increased cost of products sold over the prior year comparable fiscal quarter. Partially offsetting these increases to cost of products sold was a $600,000 reduction in expense for a provision to upgrade the SafeCross product that was no longer necessary due to the cancellation of the SafeCross product line by Spectranetics. Further contributing to the reduction of cost of products sold was the $1.5 million decrease in net sales, excluding net milestone revenue recognized of $144,000 in the three months ended December 31, 2009 and $135,000 in the three months ended December 31, 2008. We believe gross margin on net sales for the remainder of fiscal 2010 will be comparable with fiscal 2009 levels.

Research and Development Expense.

	Three Months Ended 12/31/09	Three Months Ended 12/31/08	% Change Prior Period to Current Period
Research & Development	$4,686,515	$4,539,173	3%
Research & Development as a % of Revenue	25%	22%

Research and development expense was $4.7 million in the three months ended December 31, 2009, a $147,000, or 3%, increase from $4.5 million in the three months ended December 31, 2008. Included within research and development expense for the quarter ended December 31, 2009, as a result of the previously disclosed cost reduction plan, was $536,000 in severance charges that increased research and development expense over the prior year comparable quarter. Partially offsetting this increase due to the severance charge was a decrease of $215,000 in animal studies and outside services costs and a decrease of $152,000 in design, development and supply expenses.

Research and development expense was 25% of our total revenue for the three month period ended December 31, 2009 and 22% of revenue for the three month period ended December 31, 2008. This increase was primarily related to the severance charge in the three month period ended December 31, 2009. We believe research and development expense in fiscal 2010 in total will remain relatively consistent with fiscal 2009 levels. However, in fiscal 2010, we expect an increase within research and development expense in share-based compensation expense of approximately $800,000 primarily because fiscal 2010 expense will include amortized expense related to three years of equity grants, while fiscal 2009 share-based compensation expense primarily included amortization expense related to two years of equity grants, as a result of the acceleration of stock awards in fiscal 2008 triggered by a third party’s significant open market purchase of our Common Stock.

Selling, General and Administrative Expense.

	Three Months Ended 12/31/09	Three Months Ended 12/31/08	% Change Prior Period to Current Period
Selling, General and Administrative	$2,104,307	$2,119,628	(1%)
Selling, General and Administrative as a % of Revenue	11%	10%

Selling, general and administrative expense was essentially flat at $2.1 million in the three months ended December 31, 2009 compared to the three months ended December 31, 2008. There was a decrease in selling, general and administrative expense over the prior comparable period primarily due to reduced legal costs of $64,000 and reduced audit and tax fees of $43,000. Partially offsetting these decreases was $71,000 in severance charges, as a result of the previously announced cost reduction plan.

In fiscal 2010, we expect an increase in share-based compensation expense within selling, general and administrative expense of approximately $500,000 primarily because fiscal 2010 expense will include amortized expense related to three years of equity grants, while fiscal 2009 share-based compensation expense primarily included amortization expense related to two years of equity grants, as a result of the acceleration of stock awards in fiscal 2008 triggered by a third party’s significant open market purchase of our Common Stock.

Interest Income & Interest Expense. Interest income decreased by 45% to $188,000 in the three months ended December 31, 2009 from $339,000 in the three months ended December 31, 2008. This decrease was due to significant decreases in interest rates, partially offset by an increase of 18% in our average cash and investment balances over the same period of the prior fiscal year.

Interest expense in the three months ended December 31, 2009 was $528,000, a decrease of 3% from $545,000 in the same period of the prior fiscal year. We have borrowed $35.0 million under the Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is hedged by a fixed interest rate swap agreement (the Swap) bearing interest of 6.44%. We expect our interest expense will continue to decrease as we continue to pay down the Mortgage principal. The Mortgage balance was $32.1 million as of December 31, 2009. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Other Income/Loss. Other non-operating income was $5,000 in the three months ended December 31, 2009, a decrease of $29,000 from non-operating income of $35,000 in the three months ended December 31, 2008. Other non-operating income/loss for the three months ended December 31, 2009 and 2008 primarily represents non-operating items, including gain/loss on foreign currency exchange and gain/loss on sales of assets.

Income Tax Expense. Our tax expense for the three months ended December 31, 2009 was approximately $1.8 million, resulting in an effective tax rate of approximately 33%. We currently estimate that our annual effective tax rate for fiscal 2010 will be approximately 33%. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

Comparison of Six Months Ended December 31, 2009 and 2008

Total Revenues. Total revenues of $38.8 million for the six months ended December 31, 2009 decreased 5% from total revenues of $40.9 million for the six months ended December 31, 2008.

Total Net Sales. Net sales of products decreased 6% to $25.9 million in the six months ended December 31, 2009, compared to net sales of $27.4 million in the six months ended December 31, 2008. We had a $1.6 million, or 6%, decrease in our biomaterials sales, offset in small part by a $23,000, or 1%, increase in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $24.2 million in the six months ended December 31, 2009, a 6% decrease compared to $25.8 million in the same period of the prior fiscal year. Biomaterials sales includes revenue recognized from products shipped, as well as revenue generated from product development programs with and milestone revenue earned from biomaterials customers. The biomaterials sales decrease was primarily due to a decrease in orthopaedic product sales. Orthopaedic product sales, consisting primarily of sports medicine and spine products, were $12.5 million for the six months ended December 31, 2009, a decrease of $2.6 million, or 18%, from $15.1 million for the six months ended December 31, 2008. Our sales growth in the orthopaedic market, particularly related to sports medicine products, has been negatively affected in the short-term. Sales of spine products decreased $1.4 million, or 21%, to $5.6 million in the six months ended December 31, 2009 from $7.0 million in the same period of the prior fiscal year, primarily due to cancellation fees of $825,000 charged to a customer in the prior year comparable period for research and development work performed. Sports medicine product sales decreased $1.0 million, or 13%, to $6.7 million in the six months ended December 31, 2009 from $7.7 million in the same period of the prior fiscal year.

These decreases were offset in part by an increase in our general surgery product sales. General surgery product sales were $2.2 million for the six months ended December 31, 2009, an increase of $1.2 million, or 108%, from $1.1 million for the six months ended December 31, 2008. This increase was due to an increase of collagen sales to a customer for use in breast biopsies.

Additionally, cardiovascular product sales for the six months ended December 31, 2009 increased slightly to $9.3 million compared to $9.2 million in the same period of the prior fiscal year. Cardiovascular sales in the six months ended December 31, 2008, included revenue from a cancellation fee charged to a customer of approximately $800,000 for research and development work we performed. Offsetting this cancellation fee was and increase in Angio-Seal component sales to St. Jude Medical for the six months ended December 31, 2009 compared to the same period of the prior fiscal year. The fluctuation in Angio-Seal component sales in any given period are not always indicative of the change in end-user sales of the Angio-Seal device by St. Jude Medical in the same period, due to variations in ordering patterns of the components used in the manufacturing of the Angio-Seal device by St. Jude, inventory stocking and supplements to St. Jude’s production, as well as the impact of foreign currency exchange on end-user sales.

Endovascular Sales. Endovascular sales remained constant at $1.7 million in the six months ended December 31, 2009, compared to the same period of the prior fiscal year, primarily due to the increase in milestone revenue recognized under the Company’s research and development agreement with Spectranetics, which was offset by decreases in sales of the SafeCross product line. Endovascular sales include revenue recognized from products shipped, as well as milestone revenue recognized from product development programs with Spectranetics. During fiscal 2009, we announced the accomplishment of two milestones under our Development and Regulatory Service Agreement with Spectranetics, which resulted in our receipt of cash payments in an aggregate amount of $2.5 million during fiscal 2009 and our recognition of $288,000 in revenue in the six months ended December 31, 2009. There was $135,000 recognized in relation to these milestones in the six months ended December 31, 2008.

Royalty Income. Royalty income decreased 4% to $12.9 million in the six months ended December 31, 2009 from $13.5 million in the six months ended December 31, 2008.

Royalty income from St. Jude Medical’s Angio-Seal net end-user sales in the period ended December 31, 2009 of $9.9 million decreased 7% from $10.6 million of royalty income in the same period of the prior fiscal year, primarily due to fewer shipping days in the six month period ended December 31, 2009, in combination with changes in product mix and the effects of foreign currency exchange rate fluctuations. End-user sales of the Angio-Seal device decreased 7% in the six month period ended December 31, 2009 over the same period of the prior fiscal year.

Royalty income from Orthovita’s Vitoss, Vitoss Foam and Vitoss Bioactive Foam products net end-user sales of $2.9 million increased 5% in the six month period ended December 31, 2009 compared to the same period of the prior fiscal year. End-user sales of our co-developed Vitoss Foam and Vitoss Bioactive Foam products increased 12% in the six month period ended December 31, 2009 compared to the same period of the prior fiscal year.

Cost of Products Sold.

	Six Months Ended 12/31/09	Six Months Ended 12/31/08	% Change Prior Period to Current Period
Cost of products sold	$12,030,385	$12,206,481	(1%)
Gross Margin on Net Sales	54%	56%

Cost of products sold was $12.0 million in the six months ended December 31, 2009, a decrease of 1%, compared to $12.2 million in the six months ended December 31, 2008. Gross margin on net sales was 54% for the six months ended December 31, 2009 and 56% for the six months ended December 31, 2008. Included within cost of products sold for the six months ended December 31, 2009, as a result of the cost reduction plan, was $944,000 in unabsorbed overhead charges due to reduced work schedules during the quarter as well as $404,000 in severance charges, both of which increased cost of products sold over the prior year comparable period. Partially offsetting these increases to cost of products sold was a $600,000 reduction in expense for a provision to upgrade the SafeCross product that was no longer necessary due to the cancellation of the SafeCross product line by Spectranetics. Further contributing to the reduction of cost of products sold was the $1.7 million decrease in net sales, excluding net milestone revenue recognized of $288,000 in the six months ended December 31, 2009 and $135,000 in the six months ended December 31, 2008. We believe gross margin on net sales for the remainder of fiscal 2010 will be in line with fiscal 2009 levels.

Research and Development Expense.

	Six Months Ended 12/31/09	Six Months Ended 12/31/08	% Change Prior Period to Current Period
Research & Development	$8,962,086	$8,962,922	0%
Research & Development as a % of Revenue	23%	22%

Research and development expense was essentially flat at $9.0 million in the six months ended December 31, 2009 compared to the six months ended December 31, 2008. Included within research and development expense for the six months ended December 31, 2009, as a result of the previously disclosed cost reduction plan, was $536,000 in severance charges that increased research and development expense over the prior year comparable period. Additionally, there was an increase in personnel costs, such as salaries and equity compensation expense, of $264,000. Partially offsetting these increases was a $238,000 decrease in animal studies and outside services costs, a $130,000 decrease in design, development and supply expenses, a $231,000 decrease in engineering consulting costs and $197,000 decrease in expenses incurred in the prior fiscal year six month period in connection with a customer cancellation of research and development projects.

Research and development expense was 23% of our total revenue for the six month period ended December 31, 2009 and 22% of revenue for the six month period ended December 31, 2008. This increase was primarily related to lower revenue and the severance charge in the six month period ended December 31, 2009.

Selling, General and Administrative Expense.

	Six Months Ended 12/31/09	Six Months Ended 12/31/08	% Change Prior Period to Current Period
Selling, General and Administrative	$4,284,238	$4,405,227	(3%)
Selling, General and Administrative as a % of Revenue	11%	11%

Selling, general and administrative expense was $4.3 million in the six months ended December 31, 2009, a decrease of $121,000, or 3%, from $4.4 million in the six months ended December 31, 2008. The decrease in selling, general and administrative expense over the prior comparable period was primarily due to reduced legal costs of $106,000 and reduced audit and tax fees of $66,000. Partially offsetting these decreases was $71,000 in severance charges, as a result of the previously announced cost reduction plan.

Interest Income & Interest Expense. Interest income decreased by 56% to $362,000 in the six months ended December 31, 2009 from $817,000 in the six months ended December 31, 2008. This decrease was due to significant decreases in interest rates, partially offset by an increase of 15% in our average cash and investment balances over the same period of the prior fiscal year.

Interest expense in the six months ended December 31, 2009 was $1.1 million, an increase of 2% from $1.0 million in the same period of the prior fiscal year. We have borrowed $35.0 million under the Mortgage. The Mortgage is hedged by the Swap. We expect our interest expense will continue to decrease as we continue to pay down the Mortgage principal. The Mortgage balance was $32.1 million as of December 31, 2009. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Other Income/Loss. Other non-operating loss was $12,000 in the six months ended December 31, 2009, a decrease of $195,000, from non-operating income of $183,000 in the six months ended December 31, 2008. Other non-operating income/loss for the six months ended December 31, 2009 primarily represents non-operating items, including gain/loss on foreign currency exchange and gain/loss on sales of assets. Other non-operating income/loss for the six months ended December 31, 2008 primarily represents non-operating items, including the final settlement of outstanding items related to our Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania Governor’s Action Team, gain/loss on foreign currency exchange and gain/loss on sales of assets.

Income Tax Expense. Our tax expense for the six months ended December 31, 2009 was approximately $4.3 million, resulting in an effective tax rate of approximately 33%.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $82.0 million as of December 31, 2009, an increase of $2.3 million from our balance of $79.7 million at June 30, 2009, the end of our prior fiscal year. Our working capital was $101.2 million as of December 31, 2009, an increase of $6.2 million from our working capital of $95.0 million at June 30, 2009.

Operating Activities

Net cash provided by our operating activities was $9.2 million in the six months ended December 31, 2009. For the six months ended December 31, 2009, we had net income of $8.5 million, non-cash depreciation and amortization of $3.5 million, a net effect of non-cash employee share-based compensation and related tax events of $1.7 million and a change in deferred income taxes of $146,000, which was primarily the result of the change in our non-current deferred tax assets.

Cash used in operations as a result of changes in asset and liability balances was $4.8 million. This use of cash was primarily a result of a decrease in accounts payable and accrued expenses of $3.2 million, due to payroll and related compensation paid and a decrease in our federal income tax liability as a result of estimated federal tax payments made during the period. In addition, an increase in prepaid expenses and other assets used cash of $1.9 million primarily as a result of estimated federal tax payments made during the period. Also contributing to cash used in operations was an increase in our receivable balances of $1.3 million, primarily due to the receipt of a payment shortly after the end of the calendar year. Offsetting these uses of cash was cash provided by a decrease in inventory balances of $951,000, attributable to provisions for obsolescence, and an increase in deferred revenue which provided cash of $702,000, primarily a result of milestone payments from research and development and manufacturing agreements with customers.

Investing Activities

Cash used in investing activities was $30.4 million for the six months ended December 31, 2009. This use of cash was primarily the result of $31.2 million of purchase activity within our investment portfolio. In addition, we used cash of $698,000 for capital expenditures to continue to expand our research and development and manufacturing capabilities and improve our information technology systems and $331,000 for the purchase of certain intangible assets. These uses of cash were slightly offset by a $1.8 million increase in cash from maturities within our investment portfolio.

Financing Activities

Cash used in financing activities was $5.8 million for the six months ended December 31, 2009. This amount was primarily the result of $6.1 million in Common Stock repurchases and $700,000 in repayments of long-term debt, offset by $1.0 million in cash proceeds from the net effect of the exercise of share-based awards.

Debt

The Mortgage with Citibank, F.S.B. provided us with the ability to take aggregate advances up to $35.0 million through November 27, 2007. On May 25, 2006 and November 23, 2007, the Company took $8 million and $27 million advances, respectively, under the Mortgage. The Mortgage contains various conditions to borrowing, including affirmative, restrictive and financial maintenance covenants with which we are in compliance as of December 31, 2009. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning these covenants.

Stock Repurchase Program

From time to time, we have made repurchases of our stock, as authorized by various programs established by our Board of Directors, and through other miscellaneous transactions. On December 10, 2009, we announced that our Board of Directors approved a stock repurchase program which allows us to repurchase up to a total of 400,000 of our issued and outstanding shares of Common Stock. During the three months ended December 31, 2009, we repurchased and retired a total of 215,835 shares of Common Stock that were settled at a total cost of $5.2 million, or an average price per share of $24.05, using available cash.

During the six months ended December 31, 2009, we repurchased and retired 251,477 shares of Common Stock at a total cost of approximately $6.1 million, or an average price of $24.17 per share, using available cash. We financed repurchases using available cash, liquid investments and cash from operations. See Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our stock repurchase programs. See Part II. Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) in this Form 10-Q.

On February 9, 2010, our Board of Directors approved a new stock repurchase program which allows us to repurchase an additional $30 million of our issued and outstanding shares of Common Stock. See Note 1 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our new stock repurchase program.

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

Contractual Obligations and Other Contingent Commitments

Presented below is a summary of our approximate aggregate contractual obligations and other contingent commitments at December 31, 2009, for future payments under contracts and other contingent commitments, for fiscal 2010 and beyond:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($35 million)	$32,083,334	$1,399,997	$2,800,000	$2,800,000	$25,083,337
Interest on mortgage	24,091,795	2,046,820	3,831,049	3,465,692	14,748,234
Purchase Obligations (2):	542,109	542,109	—	—	—
Other Obligations:
Research and Development Contractual Obligations (3)	2,750,000	—	—	—	—
Employment Agreements (4)	1,189,118	1,137,035	52,083	—	—
FIN 48 Tax Obligations (5)	—	—	—	—	—
Other Long-Term Liabilities
Deferred Revenue Non-Current (6)	2,454,080	—	1,290,330	545,000	618,750
Other Non-Current Liabilities (7)	4,195,764	—	—	—	—

Total Contractual Obligations	$67,306,200	$5,125,961	$7,973,462	$6,810,692	$40,450,321

These obligations are related to the Mortgage and agreements to purchase goods or services that are legally binding and enforceable against us.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage outstanding principal balance of $32.1 million as of December 31, 2009. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the future interest obligations are not recorded on our Condensed Consolidated Balance Sheet. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(2)	These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 11 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(3)	Under the Development and Regulatory Services Agreement with Spectranetics, as amended, the Company’s contributions are limited to a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products. We are unable to reliably estimate the amount and timing of these contributions because they are dependent on the type, complexity of the clinical studies and intended use of the product which has not been established. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets.

(4)	The Company has entered into employment agreements with certain of its named executive officers. These employment agreements provide for, among other things, annual base salaries in an aggregate amount of not less than $1,189,118 through fiscal 2012. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 11 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(5)	Liabilities for uncertain tax positions in the aggregate amount of $131,809 have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of these liabilities. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(6)	Non-current deferred revenue includes milestone payments received by the Company pursuant to customer agreements, as well as advance payments from customers for future services. In accordance with U.S. GAAP, these liabilities are recorded on our Condensed Consolidated Balance Sheets.
(7)	This value represents the estimated amount the Company would pay to terminate the Swap if the Company were to prepay the Mortgage. We currently do not intend to prepay the Mortgage and, therefore, are unable to reliably estimate the period of cash settlement of the Swap, if any. In accordance with U.S. GAAP, this liability is recorded on our Condensed Consolidated Balance Sheets. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words “believe,” “may,” “will,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan” and similar expressions, as they relate to Kensey Nash Corporation, our business or our management, are intended to identify forward-looking statements, but they are not the exclusive means of identifying them.

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009, and in Part II Item 1A. “Risk Factors” of this Form 10-Q, include but are not limited to the following:

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	our reliance on three customers (St. Jude Medical, Arthrex, Inc. and Orthovita, Inc.) for a majority of our revenues;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	the performance of Spectranetics as the marketer and distributor of the ThromCat products;

•

future success of our research and development efforts with respect to the endovascular products, including the risk that those efforts will not be successful and that some of the associated milestone payments will not be received from Spectranetics;

•	our strategic endovascular relationship could be negatively impacted by the settlement and other results of the FDA and U.S. Immigration and Customs Enforcement (ICE) investigation of Spectranetics;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•

future success of our research and development efforts with respect to biomaterials products, including our cartilage repair and extracellular matrix technologies, Synthes’ success in selling our extracellular matrix products, and future market acceptance of our biomaterials products;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community or new technology introduced replacing our products;

•	the loss of, or interruption of supply from, key vendors;

•	the successful completion of clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our products;

•	our ability to scale up the manufacturing of our products to accommodate the sales volume;

•	our dependence on our customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	our dependence on key vendors and personnel;

•	our use of hazardous materials, which could expose us to future environmental liabilities;

•	international market risks that could harm future international sales of our products;

•	our ability to expand our management systems and controls to support anticipated growth;

•	potential dilution of ownership interests of our stockholders by stock issuances in future acquisitions or strategic alliances;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	risks related to product recalls of, and other manufacturing issues relating to, our partners’ biomaterials or endovascular products;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

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

Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on our cash, cash equivalents and investments, as well as the fair value of the Swap.

Investment Portfolio

Our investment portfolio consists of high quality municipal securities and U.S. Government securities. The majority of these investments have maturities ranging from less than one year to approximately four years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only securities with secondary or resale markets. We have an audit-committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of December 31, 2009, our total investment portfolio consisted of approximately $59.6 million of investments. While our investments generally may be sold at any time because the portfolio includes available-for-sale securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We review our investments to identify and evaluate investments that have an indication of possible impairment. We have no intent to sell any of these investments until a recovery of their respective fair values, which may be at maturity, and we have no current requirement to sell any of these investments. Additional information regarding our investments is located in Note 8 to the Condensed Consolidated Financial Statements included herein in this Form 10-Q.

Debt

On May 25, 2006, we entered into a $35.0 million aggregate ten-year fixed interest rate Swap, with Citibank, N.A., to manage the market risk from changes in interest rates under the Mortgage. On May 25, 2006 and November 23, 2007, the Company took $8 million and $27 million advances, respectively, under the Mortgage (See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q). Our objective and strategy for undertaking the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. We currently utilize the Hypothetical Derivative Method in determining the hedge effectiveness of the hedged item each period. Therefore, we do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. If the conditions underlying the Swap or the hedge item change, there is a risk that our hedged item would be deemed an ineffective hedge, and therefore, we would record changes in the fair value of the Swap within our Condensed Consolidated Statements of Income, as well as our Condensed Consolidated Statements of Cash Flows. Additional information regarding the Swap is located in Note 7 – under the heading “Interest Rate Swap Agreement” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009 includes a detailed discussion of our risk factors. There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, except the following risk factors are hereby amended to read in their entirety as follows:

We derive a substantial portion of our revenues from the Angio-Seal device, which is manufactured, marketed and distributed by St. Jude Medical. A termination of, or adverse change in, our relationship with St. Jude Medical could have a material adverse impact on our business.

Under our license agreements with St. Jude Medical, the Angio-Seal device is manufactured, marketed and sold on a worldwide basis by St. Jude Medical. Two of our significant sources of revenue are the sale of components to St. Jude Medical for use in the Angio-Seal device and royalty income from the sale of the Angio-Seal device by St. Jude Medical to the end-user market. The amount of revenue we receive from the Angio-Seal device depends, in part, on the time, effort and attention that St. Jude Medical devotes to it, and on their success in manufacturing, marketing and selling the device worldwide. For fiscal 2009, royalty income from, and sales of components to, St. Jude Medical represented approximately 48% of our total revenue. Under the terms of our licenses with St. Jude Medical, we have no control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. Royalty income under our license agreements with St. Jude Medical will end upon the earlier of the termination of the license agreements, which may be terminated for any reason upon 12 months notice, or the expiration of the last claim of any of the licensed patents. St. Jude Medical may not adequately perform its manufacturing, marketing and selling duties. Any such failure by St. Jude Medical may negatively impact Angio-Seal unit sales and, therefore, reduce our royalties.

We manufacture two of the key resorbable components of the Angio-Seal device for St. Jude Medical; 100% of their supply requirements for the collagen plug and at least 30% of their requirements for the polymer anchors, under a supply agreement that expires in December 2010. In August 2008, St. Jude Medical acquired certain assets of Datascope Corporation. This acquisition could provide St. Jude Medical with a potential alternative source for the collagen component that could reduce or eliminate the future sales of collagen supplied by us to St. Jude Medical. Recently, St. Jude Medical stated they had received U.S. Food and Drug Administration approval as an alternative supplier for the collagen plug, and that they would be in a position to serve as a supplier by December 2010. However, we continue to negotiate an extension of the supply agreement, though there is no certainty as to whether or when any extension will be agreed to, or what the terms and conditions of any extension will be.

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

As previously disclosed, Spectranetics publicly announced the discontinuation of sales of the SafeCross product line. Also, our second quarter of fiscal 2010 ended December 31, 2009 is the last quarter reflecting our sales of the QuickCat device, as the QuickCat manufacturing was transferred to Spectranetics as of December 2009. As a result, following the second quarter of fiscal 2010, we expect that our manufacturing of the endovascular product line will be limited to the ThromCat product, and sales of the ThromCat product continues to be dependent upon the sales and marketing efforts of Spectranetics. During the second quarter of fiscal 2010, pursuant to the terms of the Manufacturing and Licensing Agreement entered into with Spectranetics on May 30, 2008, we have notified Spectranetics that we will transfer the manufacturing of the ThromCat product to Spectranetics at the end of the three-year manufacturing period, which is expected to occur in the fourth quarter of our fiscal 2011. Following the transfer of manufacturing, Spectranetics will pay a predetermined royalty rate on the end-user sales of the ThromCat product. Our ability to achieve in full the $6.0 million cumulative sales milestone under the asset purchase agreement with Spectranetics, which is based upon sales of SafeCross, ThromCat and QuickCat products, will be negatively impacted or delayed.

Spectranetics announced on December 29, 2009, the settlement of matters related to the federal investigation initiated by the Food and Drug Administration (FDA) and U.S. Immigration and Customs Enforcement (ICE) that was previously announced by Spectranetics on September 4, 2008. This announcement was made after Spectranetics had been jointly served by the FDA and ICE with a search warrant issued by the United States District Court, District of Colorado. According to Spectranetics’ public disclosure of the December 2009 settlement, the resolution includes an agreement with the United States Department of Justice (the DOJ), as well as a Corporate Integrity Agreement with the Office of the Inspector General for the United States Department of Health and Human Services. Significant terms of the agreements, subject to certain conditions outlined therein, include an agreement by the DOJ not to prosecute Spectranetics, a $4.9 million payment by Spectranetics in consideration of a release from certain civil or administrative monetary claims resulting from certain alleged conduct associated with the federal investigation, and a separate agreement that specifies certain corporate integrity obligations. Although we do not believe this investigation or settlement relates to any of our endovascular products sold to Spectranetics, our business may be adversely impacted if Spectranetics is unable to market and sell our products as a result of the federal investigation, its settlement or related matters. Further, our ability to receive timely milestone payments from Spectranetics’ for our research and development achievements may be adversely impacted by Spectranetics’ cash requirements for settlement payments.

Spectranetics announced on October 22, 2008, the appointment of Emile J. Geisenheimer, its chairman, to the additional roles of President and Chief Executive Officer, following the resignation of John G. Schulte as President, Chief Executive Officer and Director of Spectranetics. Spectranetics has also announced that six additional employees have also left Spectranetics. Our business, including revenues derived from endovascular sales, may be adversely impacted by the change in management if such change diverts focus and attention away from selling the endovascular products we sold to Spectranetics, and which we continue to develop and manufacture for Spectranetics.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of our equity securities during October, November and December 2009:

Period	Total number of shares purchased *	Average price paid per share (1)	Amount remaining for future repurchases (2)
October 1-31, 2009	46,200	$24.39	112,863
November 1-30, 2009	112,863	24.17	—
December 1-31, 2009	56,772	23.51	343,228

Total	215,835	$24.05	343,228

*	All shares purchased under a publicly announced plan on the purchase date (i.e., trade date).
(1)	Average price paid per share is calculated on the purchase date and excludes commissions paid to brokers.
(2)	Represents the remaining number of shares of Common Stock that may be purchased under the current program, which was announced on December 10, 2009 which allows the Company to repurchase up to a total of 400,000 shares of its issued and outstanding Common Stock and has no scheduled expiration date. During the three months ended December 31, 2009, the Company repurchased the shares under the remainder of the previously announced March 18, 2009 stock repurchase program, which allowed the Company to repurchase up to a total of 600,000 shares of its issued and outstanding Common Stock. As of December 31, 2009, there were no shares remaining for repurchase under the previous stock repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s 2009 Annual Meeting of Stockholders was held on December 9, 2009. At the Annual Meeting, the Company’s stockholders (i) elected Joseph W. Kaufmann and Walter R. Maupay as Class II Directors to the Company’s Board of Directors for a term of three years expiring at the 2012 Annual Meeting of Stockholders and (ii) ratified the appointment by the Company’s Board of Directors of Deloitte & Touche LLP as the independent auditors of the Company’s financial statements for the fiscal year ending June 30, 2010. The following summarizes the voting results for such actions:

	Votes For	Votes Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Class II Directors:
Joseph W. Kaufmann	4,497,701	6,164,162	—	—	—
Walter R. Maupay, Jr.	4,536,148	6,125,715	—	—	—
Ratification of the Appointment of Deloitte & Touche LLP	10,076,320	—	410,704	174,839	—

Item 6.	Exhibits.

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: February 9, 2010	By:	/s/ MICHAEL CELANO
Michael Celano
Chief Financial Officer
(Principal Financial and Accounting Officer)