Form 10-Q
period 2010-03-31
KENSEY NASH CORP
filed 2010-05-10
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2010

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

As of April 30, 2010, there were 9,729,592 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2010	June 30, 2009
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$17,579,043	$49,474,255
Investments	53,959,370	30,230,131
Trade receivables, net of allowances for doubtful accounts of $13,513 for each of the periods ended March 31, 2010 and June 30, 2009	5,535,293	4,657,850
Royalties receivable	6,266,050	6,426,072
Other receivables (including $7,002 and $2,614 at March 31, 2010 and June 30, 2009, respectively, due from employees)	596,351	362,805
Inventory	9,391,267	10,585,065
Deferred tax asset, current portion	1,768,063	2,490,406
Prepaid expenses and other	1,188,373	941,966

Total current assets	96,283,810	105,168,550

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	4,883,591
Building	46,423,188	46,380,229
Machinery, furniture and equipment	32,483,284	31,287,825
Construction in progress	540,420	238,030

Total property, plant and equipment	84,330,483	82,789,675
Accumulated depreciation	(28,492,242)	(24,816,780)

Net property, plant and equipment	55,838,241	57,972,895

OTHER ASSETS:
Deferred tax asset, non-current portion	1,544,394	807,538
Acquired patents and other intangibles, net of accumulated amortization of $6,387,343 and $5,661,326 at March 31, 2010 and June 30, 2009 respectively	2,289,857	2,685,040
Goodwill	4,366,273	4,366,273
Other non-current assets	80,241	90,134

Total other assets	8,280,765	7,948,985

TOTAL	$160,402,816	$171,090,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,437,603	$2,100,245
Accrued expenses	4,024,067	5,541,804
Other current liabilities	145,101	295,764
Current portion of debt	1,399,997	1,399,997
Deferred revenue	871,536	782,906

Total current liabilities	9,878,304	10,120,716

OTHER LIABILITIES:
Long term debt	30,333,333	31,383,333
Deferred revenue, non-current	2,179,895	1,808,902
Other non-current liabilities	4,528,958	4,502,900

Total liabilities	46,920,490	47,815,851

COMMITMENTS AND CONTINGENCIES (Note 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, of which 25,000 shares are designated as Series A junior participating preferred stock, $.001 par value, no shares issued or outstanding at March 31, 2010 and June 30, 2009	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 10,107,826 and 11,145,562 shares issued and outstanding at March 31, 2010 and June 30, 2009 respectively	10,049	11,142
Capital in excess of par value	41,492,496	65,035,608
Retained earnings	74,639,604	61,097,706
Accumulated other comprehensive loss	(2,659,823)	(2,869,877)

Total stockholders’ equity	113,482,326	123,274,579

TOTAL	$160,402,816	$171,090,430

See notes to Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
REVENUES:
Net sales
Biomaterials sales	$13,036,278	$12,948,185	$37,246,025	$38,717,172
Endovascular sales	203,917	947,272	1,896,563	2,616,932

Total net sales	13,240,195	13,895,457	39,142,588	41,334,104
Royalty income	6,706,219	6,728,346	19,616,276	20,237,210

Total revenues	19,946,414	20,623,803	58,758,864	61,571,314

OPERATING COSTS AND EXPENSES:
Cost of products sold	5,689,060	6,201,156	17,719,445	18,407,637
Research and development	4,325,390	4,627,657	13,287,476	13,590,580
Selling, general and administrative	2,318,272	2,223,979	6,602,510	6,629,205

Total operating costs and expenses	12,332,722	13,052,792	37,609,431	38,627,422

INCOME FROM OPERATIONS	7,613,692	7,571,011	21,149,433	22,943,892

OTHER INCOME/(EXPENSE):
Interest income	173,518	164,496	535,475	981,856
Interest expense	(509,561)	(500,486)	(1,574,822)	(1,544,857)
Other income/(expense)	2,784	21,965	(9,309)	204,997

Total other expense - net	(333,259)	(314,025)	(1,048,656)	(358,004)

INCOME BEFORE INCOME TAX	7,280,433	7,256,986	20,100,777	22,585,888
Income tax expense	(2,278,873)	(2,381,337)	(6,558,879)	(7,222,413)

NET INCOME	$5,001,560	$4,875,649	$13,541,898	$15,363,475

BASIC EARNINGS PER SHARE	$0.47	$0.42	$1.24	$1.32

DILUTED EARNINGS PER SHARE	$0.46	$0.42	$1.20	$1.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,674,340	11,508,160	10,950,085	11,637,585

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,943,750	11,735,266	11,271,794	11,996,840

See notes to Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income	Total

	Common Stock
	Shares	Amount
BALANCE, JUNE 30, 2009	11,142,062	$11,142	$65,035,608	$61,097,706	$(2,869,877)		$123,274,579
Exercise/issuance of:

Stock options	65,722	65	880,202				880,267
Nonvested stock awards	21,577	22	(22)				—
Exchange of nonvested shares for taxes	(920)	(1)	(20,976)				(20,977)
Stock repurchase	(1,179,274)	(1,179)	(27,176,800)				(27,177,979)
Tax benefit from exercise/issuance of:
Stock options			195,831				195,831
Nonvested stock awards			5,015				5,015
Employee share-based compensation:
Stock options			2,199,754				2,199,754
Nonvested stock awards			373,884				373,884
Net income				13,541,898		$13,541,898	13,541,898

Change in unrealized gain on investments (net of tax)					226,992	226,992	226,992

Change in interest rate swap unrealized loss (net of tax)					(16,938)	(16,938)	(16,938)

Comprehensive income						$13,751,952

BALANCE, MARCH 31, 2010	10,049,167	$10,049	$41,492,496	$74,639,604	$(2,659,823)		$113,482,326

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2010	2009

OPERATING ACTIVITIES:
Net income	$13,541,898	$15,363,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,409,908	5,039,560
Share-based compensation:
Stock options	2,199,754	1,301,033
Nonvested stock awards	397,815	388,638
Cash-settled stock appreciation rights	(150,664)	(549,732)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options	195,831	1,439,122
Nonvested stock awards	5,015	(48,140)
Excess tax benefits from share-based payment arrangements	(150,480)	(986,336)
Deferred income taxes	(127,620)	2,618,203
Loss/(income) on disposal/retirement of property, plant and equipment	11,385	(7,276)
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable	(926,260)	1,640,416
Prepaid expenses and other current assets	(270,339)	(840,086)
Inventory	1,193,798	(1,127,264)
Accounts payable and accrued expenses	(2,649,133)	(2,574,404)
Deferred revenue, current	88,630	164,352
Deferred revenue, non-current	370,993	350,365
Proceeds from insurance claim	14,475	—
Other non-current liabilities	—	(183,737)

Net cash provided by operating activities	19,155,006	21,988,189

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,535,966)	(3,202,264)
Purchases of intangible assets	(330,833)	—
Sale of investments	12,935,000	7,165,000
Purchase of investments	(37,106,759)	(14,237,125)
Proceeds from insurance claim	887,662	—

Net cash used in investing activities	(25,150,896)	(10,274,389)

FINANCING ACTIVITIES:
Repayments of long term debt	(1,050,000)	(1,050,000)
Stock repurchase	(25,859,092)	(12,872,492)
Excess tax benefits from share-based payment arrangements	150,480	986,336
Exchange of nonvested shares for taxes	(20,977)	—
Proceeds from exercise of stock options	880,267	6,159,443

Net cash used in financing activities	(25,899,322)	(6,776,713)

(DECREASE)/INCREASE IN CASH	(31,895,212)	4,937,087

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,474,255	48,706,232

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,579,043	$53,643,319

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of interest capitalized of $8,520 and $117,256 at March 31, 2010 and 2009, respectively)	$1,578,530	$1,548,152

Cash paid for income taxes	$6,991,000	$3,946,121

Accrual for purchases of property, plant and equipment	$356,515	$—

Retirement of fully depreciated property, plant and equipment	$185,021	$115,563

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009 (fiscal 2009).

The Condensed Consolidated Financial Statements include the accounts of Kensey Nash Corporation and its wholly-owned subsidiaries (the Company). All intercompany transactions and balances have been eliminated.

The preparation of the financial statements in conformity with U.S. GAAP and the notes to the financial statements requires management to make estimates and assumptions. These estimates and assumptions, which may differ from actual results, will affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues, expenses and cash flows for the periods presented.

Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date, but prior to the filing of this Form 10-Q, which would require recognition or disclosure in its Condensed Consolidated Financial Statements.

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

Sales revenue is generally recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are generally recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances. The Company recorded $56,957 and $7,000 for net sales returns provisions respectively, for the three months ended March 31, 2010 and 2009. For the nine months ended March 31, 2010 and 2009, there were net sales returns provisions of $56,957 and $33,000, respectively.

Royalty Income

The Company generally recognizes its royalty revenue at the end of each month, when the relevant net total end-user product sales dollars are reported by customers to the Company for the month. Royalty payments are generally received within 45 days after the end of each calendar quarter.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Geographic Information

The Company’s total revenues are attributed to a country based on the location of the customer. The Company’s business is not directly dependent on foreign operations, as the Company’s sales to customers outside the U.S. are not significant. However, a portion of the Company’s total revenues, including sales and royalties, are dependent on U.S. based customers selling to end-users outside the U.S. No one country where the Company sells its products, other than the U.S., represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived tangible assets are located in the U.S.

Earnings Per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC 260). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. There were no nonvested stock awards included for the three and nine months ended March 31, 2010 and 2009 that were antidilutive. Options to purchase shares of the Company’s Common Stock that were outstanding for the three and nine months ended March 31, 2010 and 2009, but were not included in the computation of diluted EPS because the options would have been antidilutive, are shown in the table below:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Number of options	1,300,381	1,264,861	1,172,476	968,799

Option exercise price range	$23.45 - $35.71	$17.00 - $35.71	$25.55 - $35.71	$25.55 - $35.71

Goodwill

The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of June 30, 2009 indicated that goodwill was not impaired. There were no indicators of impairment as of March 31, 2010.

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In November 2007, the FASB issued ASC Topic 808, “Collaborative Arrangements” (ASC 808) (formerly Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”). This standard requires the Company to disclose the nature and purpose of its collaborative arrangements in its annual financial statements, its rights and obligations under its collaborative arrangements, the stage of the underlying endeavor’s life cycle, the Company’s accounting policies for the arrangements and the statement of income classification and amount of significant financial statement amounts related to the collaborative arrangements. The standard is effective for fiscal years beginning after December 15, 2008, which for the Company was July 1, 2009 (fiscal 2010). Companies are required to apply the provisions through retrospective application to all collaborative arrangements existing at adoption as a change in accounting principle. If it is impracticable to apply consensus to a specific arrangement, disclosure is required regarding the reason why retrospective application is not practicable and the effects of reclassification on the current period. The Company’s adoption of ASC 808 has not had a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations” (ASC 805) (formerly SFAS No. 141(R), “Business Combinations”). ASC 805 requires recognition of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the standard requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This standard also requires the fair value of acquired in-process research and development (IPR&D) to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. The standard is effective prospectively for business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008, which for the Company was July 1, 2009 (fiscal 2010). The impact of ASC 805 on the Company’s financial position, results of operations or cash flows will depend upon the nature, terms and size of the acquisitions the Company may consummate in the future.

In April 2008, the FASB issued accounting guidance contained within ASC Subtopic 350-30, “Intangibles — Goodwill and Other” (ASC 350-30) and topic 275, “Risk and Uncertainties” (ASC 275) (formally FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”). ASC 350-30 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. The requirements for determining useful lives and the related disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The standard is effective for fiscal years beginning after December 15, 2008, which for the Company was July 1, 2009 (fiscal 2010). The Company’s adoption of ASC 350-30 and ASC 275 has not had a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosure” (ASC Topic 820), which was effective immediately for the Company’s first quarter of fiscal 2010, and which provides guidance on fair value measurements of liabilities and amended ASC Subtopic 820-10. The Company’s adoption of this update has not had a material impact on the Company’s financial position, results of operations or cash flows. See Note 8 for the fair value of the Company’s financial instruments.

In January 2010, the FASB issued ASU 2010-6, “Fair Value Measurements and Disclosures ASC Topic 820,” to improve and clarify existing fair value disclosures, including requirements for entities to disclose any significant transfers in and out of fair value hierarchy levels 1 and 2, along with a description of the reasons for

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

the transfers, as well as to disclose the inputs and valuation techniques used for fair value measurements for Level 2 and Level 3 hierarchy. The Company adopted the disclosure requirements of the standard in the third quarter of fiscal 2010. As this guidance provides only disclosure requirements, the Company’s adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 8 for the fair value of the Company’s financial instruments.

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

In April 2010, the FASB issued ASU 2009-17, “Milestone Method of Revenue Recognition of ASC Topic 605,” which will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is fiscal 2011. This statement provides criteria for recognizing the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved, only if, the milestone meets all criteria to be considered substantive made at the inception of the arrangement. The Company is currently assessing the impact of this new accounting update on its consolidated financial statements.

Note 2 – Investments

Investments as of March 31, 2010 consist of non-taxable high quality municipal obligations and non-taxable and taxable U.S. government securities. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities” (ASC 320), the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Income in stockholders’ equity (see Note 9) and realized gains and losses included in Other income/expense. The following is a summary of available-for-sale securities as of March 31, 2010 and June 30, 2009:

	March 31, 2010
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss

Municipal Obligations	$42,351,076	$455,574	$(13,272)	$42,793,378
U.S. Government Securities	11,171,373	397	(5,778)	11,165,992

Total Investments	$53,522,449	$455,971	$(19,050)	$53,959,370

	June 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
Description		Gain	Loss

Municipal Obligations	$30,142,429	$164,363	$(76,661)	$30,230,131
U.S. Government Securities	—	—	—	—

Total Investments	$30,142,429	$164,363	$(76,661)	$30,230,131

The Company’s U.S. government securities are comprised of U.S. Treasury obligations and other U.S. government agency debt instruments. As of March 31, 2010, the Company’s investments had maturities ranging from less than one year to approximately three years. The fair values of the Company’s U.S. Treasury obligations

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

are obtained from broker quotes that are quoted prices in active markets. The fair values of the Company’s municipal obligations and other U.S. government agency debt instruments are obtained from broker quotes using pricing matrices based on inputs that are quoted prices for identical or similar assets in the municipal and U.S. government bond market and based on other various inputs that are directly or indirectly observable.

Certain investment securities shown below as of March 31, 2010 had fair values less than their amortized costs and, therefore, contained unrealized losses. The Company has evaluated these investments and has determined that the decline in value was not related to any Company or industry specific event. As of March 31, 2010, there were 19 out of 69 investments with unrealized losses. The gross unrealized losses related to these investments were due to changes in interest rates. Given that the Company has no intent to sell any of these investments until a recovery of its fair value, which may be at maturity, and there is no current requirement to sell any of these investments, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2010. The Company anticipates full recovery of amortized costs with respect to these investments at maturity or sooner in the event of a more favorable market interest rate environment. The duration of time the investments had been in a continuous unrealized loss position as of March 31, 2010 were as follows:

Description	Loss < 12 months		Loss > or equal to 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal Obligations	$14,971,167	$(13,272)	$—	$—	$14,971,167	$(13,272)
U.S. Government Securities	6,680,584	(5,778)	—	—	6,680,584	(5,778)

Total Investments	$21,651,751	$(19,050)	$—	$—	$21,651,751	$(19,050)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and was as follows as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
Raw materials	$7,181,685	$7,974,295
Work in process	2,320,801	1,541,386
Finished goods	2,219,984	2,640,419

Gross inventory	11,722,470	12,156,100
Provision for inventory obsolescence	(2,331,203)	(1,571,035)

Inventory	$9,391,267	$10,585,065

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

Note 4 – Select Customer Agreements

St Jude Medical, Inc.

The License Agreements – Under license agreements, St. Jude Medical has exclusive worldwide rights to manufacture and market the Angio-SealTM Vascular Closure Device (the Angio-Seal), for which the Company receives an approximate 6% royalty on end user product sales.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Component Supply Agreement – Under a supply agreement executed with St. Jude Medical in 2005, the Company is the exclusive supplier of 100% of the collagen plug and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement, which expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for the Company’s ongoing investments in collagen research and development. As of March 31, 2010, the Company had recognized $937,690 of this origination fee and the remaining $62,310 had been recorded as deferred revenue and will be recognized over the remaining period of the contract.

In August 2008, St. Jude Medical acquired certain assets of Datascope Corporation. This acquisition could provide St. Jude Medical with a potential alternative source for the collagen component that could reduce or eliminate the future sales of collagen supplied by the Company to St. Jude Medical. Recently, St. Jude Medical stated they had received FDA approval as an alternative supplier for the collagen plug, and that they would be in a position to serve as a supplier by December 2010. The Company continues to negotiate an extension of the supply agreement, though there is no certainty as to whether or when any extension will be agreed to, or what the terms and conditions of any extension will be.

Orthovita, Inc.

The Company has a development, manufacturing and supply agreement with Orthovita under which the Company develops and commercializes products based on Orthovita’s proprietary Vitoss™ Bone Graft Substitute Material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, the Company manufactures the products, while Orthovita markets and sells the products worldwide. Under the Orthovita Agreement, the Company receives royalty payments on co-developed Vitoss™, Vitoss™ Foam and Vitoss™ Bioactive Foam products based upon Orthovita’s net total end-user sales of such products.

In a separate transaction in August 2004, the Company entered into an agreement (the Assignment Agreement) whereby the Company acquired proprietary rights of a third party having rights in the Vitoss™ technology. This acquisition included the economic rights of the third party, which include a royalty on products sold containing the Vitoss™ technology, up to a total royalty amount of $4,035,782. As of March 31, 2010, the Company had recognized cumulative royalty income of $3,304,479 under the Assignment Agreement.

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

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from approximately 1 to 7 years as of March 31, 2010. The gross carrying amount of such patents and intangible assets as of March 31, 2010 was $8,677,200, with accumulated amortization of $6,387,343.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Amortization expense on these patents and intangible assets was $253,973 and $726,017 for the three and nine months ended March 31, 2010, respectively. For the three and nine months ended March 31, 2009, there was $228,824 and $879,194, respectively, of amortization expense recognized on these patents and intangible assets. The table below details the estimated amortization expense as of March 31, 2010, for the next five fiscal years on the patents and intangible assets previously acquired by the Company:

Fiscal year ending June 30,	Amortization Expense
2010	$967,748
2011	959,562
2012	629,182
2013	242,444
2014	198,504
Thereafter	18,434

Note 6 – Accrued Expenses

As of March 31, 2010 and June 30, 2009, accrued expenses consisted of the following:

	March 31, 2010	June 30, 2009
Accrued payroll and related compensation	$1,871,142	$3,032,145
Accrued endovascular transaction exit costs	327,698	1,058,990
Deferred property insurance proceeds	651,459	—
Income taxes payable	445,183	909,410
Other	728,585	541,259

Total	$4,024,067	$5,541,804

The Company incurred a severance charge of $1,011,058 during the second quarter ended December 31, 2009, primarily as a result of a voluntary retirement program, which was included in the same line items as salary expense on the Condensed Consolidated Statements of Income. As of March 31, 2010, there was $187,360 remaining related to the severance charge included in accrued payroll and related compensation.

The deferred property insurance proceeds represent the amounts which have been paid to us for a claim under the Company’s general liability insurance policy relating to a fire contained to a small area in the Company’s corporate headquarters building. The Company is in the process of conducting remediation and recovery activities and therefore, the cash proceeds have been deferred until the remediation and recovery efforts are completed.

Note 7 – Debt

Secured Commercial Mortgage – On May 25, 2006, the Company entered into an agreement for a $35 million Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is secured by the Company’s facility and land in Exton, Pennsylvania and bears interest at one-month LIBOR plus an 0.82% Loan Credit Spread. At March 31, 2010, the outstanding Mortgage balance, net of principal payments, was $31.7 million.

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company follows the provisions of ASC Topic 815, “Derivatives and Hedging,” to account for the Swap as a cash flow hedge due to the hedging of forecasted interest rate payments and to record the Swap at its fair value on the Condensed Consolidated Balance Sheets. This value represents the estimated amount the Company would receive or pay to terminate the Swap. As such, the Company performs a mark-to-market adjustment at the end of each period. In establishing the fair value, the Company includes and evaluates dealer quotes, the counterparty’s ability to settle the asset or liability and the counterparty’s creditworthiness. Additionally, current interest rates, collateralization of the Mortgage and the Swap by the land and building and any adverse Company or industry specific events that would impact the fair value measurement are considered.

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

As of March 31, 2010 and June 30, 2009, the fair value of the Swap was in an unrealized loss position of $4,528,958 ($2,943,823, net of tax) and $4,502,900 ($2,926,885, net of tax), respectively, with the gross unrealized loss position included in Other non-current liabilities and the net of tax position included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the three and nine months ended March 31, 2010 and 2009, no amounts were recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The Company does not currently anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions under the Mortgage and Swap occur, unless the Mortgage, or a portion thereof, is prepaid.

The following table summarizes the fair value of the Swap as of March 31, 2010 and June 30, 2009 on the Condensed Consolidated Balance Sheet:

Derivative Designed as a Hedging Instrument	Location in the Condensed Consolidated Balance Sheet	Fair Value as of March 31, 2010	Fair Value as of June 30, 2009

Interest rate contract	Other non-current liabilities	$4,528,958	$4,502,900

Total Derivative		$4,528,958	$4,502,900

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes the Swap’s impact on Accumulated other comprehensive loss and earnings for the three and nine months ended March 31, 2010:

Derivative in Cash Flow Hedging Relationship	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)
	For the Nine Months Ended March 31,
	2010	2009
Interest rate contract	$(1,341,316)	$(2,442,277)

Total	$(1,341,316)	$(2,442,277)

Amount of Gain/(Loss) Reclassed From Accumulated Other Comprehensive Loss Into Income (Effective Portion)
	For the Three Months Ended		For the Nine Months Ended
Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Interest expense	$(416,375)	$(426,981)	$(1,315,258)	$(960,002)

Total	$(416,375)	$(426,981)	$(1,315,258)	$(960,002)

Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)
	For the Three Months Ended		For the Nine Months Ended
Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Interest expense	$—	$—	$—	$—

Total	$—	$—	$—	$—

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Fair Value Measurements as of March 31, 2010 using
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$15,348,546	$—	$—
Cash Equivalents - Marketable Securities	852,034	—	—
Available-for-sale securities:
Municipal Obligations and U.S. Government
Securities (See Note 2)	1,767,313	52,192,057	—

Total Assets Measured at Fair Value	$17,967,893	$52,192,057	$—

Liabilities
Interest rate swap (See Note 7)	$—	$4,528,958	$—

Total Liabilities Measured at Fair Value	$—	$4,528,958	$—

(a)	The Company’s money market funds are classified along with the Company’s cash balances as Cash and cash equivalents on the Condensed Consolidated Balance Sheets. Money market funds are valued at quoted prices in active markets.

The Company follows the disclosure provisions of ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of March 31, 2010, the financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets, which are not measured at fair value on a recurring basis, include accounts receivable, net, accounts payable and debt obligations. The carrying value of accounts receivable, net, accounts payable and current debt obligations, approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt, where a quoted market price was not available, is evaluated, based on among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of long-term debt approximates fair value at March 31, 2010 due to the variable LIBOR portion of the Mortgage payments.

Note 9 – Comprehensive Income

The Company’s comprehensive income is shown on the Condensed Consolidated Statement of Stockholders’ Equity as of March 31, 2010 and June 30, 2009, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities and the Swap. The net tax effect ((benefit)/expense) for the nine months ended March 31, 2010 and for the fiscal year ended June 30, 2009 of other comprehensive loss was $113,107 and $(658,775), respectively.

Note 10 – Stockholders’ Equity

Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by various programs established by the Company’s Board of Directors, and through other miscellaneous transactions. On February 9, 2010, the Company announced that its Board of Directors approved a stock repurchase program allowing the Company to repurchase up to a total of $30 million of its issued and outstanding shares of Common Stock. As of March 31, 2010, there were 670,590 shares of Common Stock remaining available for repurchase under the current stock repurchase program and no shares were remaining for repurchase under the Company’s prior stock repurchase programs.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company repurchased and retired 872,638 and 1,124,115 shares of its Common Stock, respectively, at an average price per share of $22.62 and $22.97, respectively, during the three and nine months ended March 31, 2010. These shares were settled at a total cost of $19,742,897 and $25,822,233, respectively, using available cash. An additional 58,659 shares were repurchased in March 2010, but settled in April 2010 at a cost of $1,404,546, or an average market price per share of $23.94.

Share-Based Compensation

The Company accounts for its share-based compensation plans in accordance with FASB ASC Topic 718, “Compensation – Stock Expense” (ASC 718), whereby all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

Compensation expense related to share-based awards is classified on the Condensed Consolidated Statements of Income within the same line items as salary or consulting expense with respect to the award recipients, and is recorded over the awards’ relevant vesting periods. Compensation expense related to share-based awards granted to the members of the Board of Directors is recorded as a component of Selling, general and administrative expense on the Condensed Consolidated Statements of Income. Total stock-based compensation expense for the three and nine months ended March 31, 2010 was $835,441 and $2,446,905, respectively, and $814,157 and $1,139,938 for the three and nine months ended March 31, 2009, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based compensation costs was $292,404 and $856,417 for the three and nine months ended March 31, 2010, respectively, and $284,955 and $398,978 for three and nine months ended March 31, 2009, respectively. The following table provides additional information related to the Company’s share-based compensation:

			Estimated Unrecognized Share-based Compensation as of March 31, 2010	Weighted Average Period Remaining of Share-based Compensation as of March 31, 2010
	Three Months Ended March 31,

	2010	2009
Stock options	$781,598	$538,115	$5,211,346	1.96
Non-vested stock awards	134,401	198,325	1,035,000	2.23
SARs	(80,558)	77,717	—	1.30

Total share-based compensation	$835,441	$814,157	$6,246,346

	Nine Months Ended March 31,
	2010	2009
Stock options	$2,199,754	$1,301,032
Non-vested stock awards	397,815	388,638
SARs	(150,664)	(549,732)

Total share-based compensation	$2,446,905	$1,139,938

Stock Options

During the nine months ended March 31, 2010, the Company granted options to employees of the Company under the Company’s Seventh Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Employee Plan), with exercise prices equal to the fair market value of the Company’s Common Stock on the respective grant dates, to purchase 356,490 shares of the Company’s Common Stock, which included 21,250 of unvested stock options that were modified. The total options granted were valued at a weighted average value of $10.74 per share on the grant date under the Black-Scholes option-pricing model using the fair value assumptions noted in the following table and will be expensed over the three-year vesting period applicable to all of these options.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
Dividend yield	0%	0%
Expected volatility	33% - 49%	35%
Weighted average volatility	39.45%	35%
Risk-free interest rate	.06% - 3.160%	1.140% - 3.492%
Expected term (years)	.25 - 7.57	.25 - 6.30

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

A summary of the stock option activity under the Employee Plan for the nine months ended March 31, 2010 is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2009	1,670,904	$23.85	$8,222,304	233,000	$21.14	$1,441,568
Granted	356,490	$28.59		—	$—
Cancelled	(137,920)	$30.78		—	$—
Exercised	(42,944)	$13.56		(22,500)	$13.25

Balance at March 31, 2009	1,846,530	$24.49	$5,865,419	210,500	$21.98	$711,393

Shares vested + expected to vest	1,824,986	$24.44	$5,856,991	210,500	$21.98	$711,393

Exercisable portion	1,256,868	$22.29	$5,717,819	210,500	$21.98	$711,393

Available for future grant	556,080			—

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers, certain other management of the Company and a non-employee outside consultant, pursuant to the Employee Plan, and generally vest in three equal annual installments based solely on continued employment or service, as applicable, with the Company. Nonvested stock awards granted to executive officers, management, non-employee members of the Board of Directors and non-employee consultants usually are referred to as restricted stock, but ASC 718 reserves that term for fully vested and outstanding shares, the sale of which is contractually or governmentally prohibited for a specified period of time. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. The following table outlines the nonvested stock awards activity for the nine months ended March 31, 2010.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share
Balance at June 30, 2009	58,456	$20.51
Granted:
Non-employee Directors	25,186	22.86
Issued:
Executive officers & management	(2,500)	17.00
Non-employee Directors	(19,077)	22.48
Forfeited:
Non-employee Directors	(5,631)	20.42

Balance at March 31, 2010	56,434	$21.05

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled stock appreciation rights (SARs) were granted to eligible employees during the fiscal year ended June 30, 2007. No SARs were granted during the nine months ended March 31, 2010, and there was no other SAR activity during the nine months ended March 31, 2010.

As of March 31, 2010, the average fair market value of each of the remaining SARs was $1.53 and the related liability for all remaining SARs was $145,101. These SARs will continue to be remeasured at each reporting period until all awards are settled and are classified as liability awards as a component of Other current liabilities on the Condensed Consolidated Balance Sheets, with fluctuations in the fair market value recorded as increases or decreases immediately in compensation cost.

The fair value of each SAR is estimated using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table.

	Nine Months Ended March 31,
	2010	2009
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	0.523% - 0.849%	0.566% - 2.451%
Expected term (years)	1.30 - 1.63	1.30 - 1.80

SARs are exercisable over a maximum term of five years from the date of grant and originally were to vest over a period of three years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock and other factors. The Company uses historical data to estimate SAR employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the SAR is based on U.S. treasuries with constant maturities in effect at the time of grant.

Note 11 – Commitment and Contingencies

Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of March 31, 2010, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $683,296, from that date through fiscal 2011. This amount does not reflect the extension of the terms of employment agreements for two of these named executive officers, to be effective June 27, 2010, each pursuant to a Mutual Consent to Extend Employment Terms between the Company and such named executive officers, as disclosed by the Company in a Form 8-K filed with the Securities and Exchange Commission on March 22, 2010.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Purchase Commitments

As of March 31, 2010, the Company had outstanding non-cancelable and cancelable purchase commitments in the amount of $1,116,145 related to inventory, capital expenditures and other goods or services.

Research and Development Contractual Obligations

Under the May 2008 Development and Regulatory Services Agreement with The Spectranetics Corporation (Spectranetics), as amended, the Company’s required contributions are capped at a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the U.S. Food and Drug Administration (FDA) for certain next-generation endovascular products.

Note 12 – Income Taxes

The Company accounts for taxes under the provisions of ASC Subtopic 740, “Income Taxes.”

The Company adopted the provisions of ASC Subtopic 740-10, “Income Taxes,” (ASC 740-10) on July 1, 2007. The amount of unrecognized tax benefits at March 31, 2010 was $128,000, of which $126,531 would impact the Company’s tax rate, if recognized.

Interest and penalties are included in Interest expense and Other income/expense respectively on the Condensed Consolidated Statements of Income. No material interest and penalty changes were recorded for the three and nine months ended March 31, 2010 and March 31, 2009.

Changes in the Company’s uncertain tax positions for the nine months ended March 31, 2010 were as follows:

Balance at June 30, 2009	$140,650
Increases related to prior year tax positions	22,160
Reduction due to lapse in statute of limitations	(34,810)

Balance at March 31, 2010	$128,000

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal income tax examination for years prior to fiscal 2005 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

For the period ended March 31, 2010, the Company’s estimated effective tax rate was approximately 33%. In the course of estimating the Company’s annual effective tax rate and recording its quarterly income tax provision, the Company considers many factors, including its expected earnings, state income tax apportionment, estimated manufacturing and research and development tax credits, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates, including the extension of the research and development tax credit, could have a significant impact on the Company’s effective tax rate.

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

This discussion and analysis below contains forward-looking statements relating to future events or our future financial performance. These statements are only predictions and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those factors set forth under the heading “CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS” at the end of this Item 2 in this Quarterly Report on Form 10-Q.

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

Net Sales

Biomaterials Sales

As pioneers in the field of resorbable biomaterials, we have developed significant expertise in the design, development, manufacturing and processing of resorbable biomaterials for medical applications. Our biomaterials products, specifically polymer and collagen based products, are in most cases finished products or components of finished goods sold by other companies pursuant to contractual arrangements. We sell our biomaterials products to over 30 companies that sell them into the end-user marketplace. Our largest biomaterials customers include St. Jude Medical, to which we supply Angio-Seal™ Vascular Closure Device (Angio-Seal device) components; Arthrex, Inc., to which we supply a broad range of sports medicine and trauma products; and Orthovita, Inc., to which we supply products for use in repair of the spine and orthopaedic trauma injuries. We also supply biomaterials products and development expertise to other orthopaedic companies, including Medtronic, Inc., Zimmer, Inc., Johnson & Johnson, Inc. and its subsidiaries, Stryker Corporation and BioMimetic Therapeutics, Inc. In August 2009, we signed a strategic distribution agreement with Synthes, Inc., under which we supply Synthes with a product from our extracellular matrix (ECM) product line for sale for abdominal wall reconstruction, chest reconstruction applications and several other applications for head and neck surgery. We are also evaluating applications of our ECM technology in urogynecology, plastic surgery, wound care, orthopaedics, sports medicine and other markets. We plan to continue to expand our relationships with our current customers, and build relationships with new customers, by targeting new markets, including general, pelvic and urological surgery.

Although a majority of our biomaterials sales are currently concentrated among a few strategic customers, the number of customers has been increasing over the last several years. The relationships with these customers and partners are generally long-term and contractual in nature, with contracts specifying development and regulatory responsibilities, the specifications of the product to be supplied, and pricing. We often work with existing and potential customers at very early stages of feasibility and provide significant input into product development programs. Once a product is approved for sale, we generally provide our customers fully packaged and sterilized products ready for their further distribution or, as in the case with Angio-Seal components, provide a bioresorbable product that is ready to be incorporated into a finished device. Our products often represent a key strategic source for these customers and partners. In many cases, our proprietary technology is incorporated into the product and cannot be replicated by other companies.

The sale of Angio-Seal components to St. Jude Medical and sales of biomaterials orthopaedic products, including products with applications in sports medicine and the spine, continue to be our primary source of revenue. The table below shows our orthopaedic product, cardiovascular product, which are primarily Angio-Seal components, and general surgery product sales for the nine months ended March 31, 2010 and March 31, 2009, as a percentage of our total biomaterials sales:

Net Sales of	Nine months ended 3/31/10	% of Biomaterials Sales	Nine months ended 3/31/09	% of Biomaterials Sales	% Change Prior Period to Current Period
Orthopaedic Products	$19,878,172	53%	$22,808,142	59%	(13%)
Cardiovascular Products	14,216,046	38%	13,837,999	36%	3%
General Surgery Products	2,851,590	8%	1,510,642	4%	89%
Other Products	300,217	1%	560,389	1%	(46%)

Total Net Sales - Biomaterials	$37,246,025	100%	$38,717,172	100%	(4%)

Our orthopaedic product sales decreased 13% in the first nine months of fiscal 2010 over the comparable prior fiscal year nine month period. This was due to a decrease in sales of products in our spine and sports medicine portfolio, in part due to the negative effects of the reduction in elective medical procedures, combined with reduced hospital inventories, which we believe were caused by the difficult economic environment in the first half of fiscal 2010. In addition, the prior fiscal year period included cancellation fees totaling $1.6 million charged to two customers for research and development work we performed for those customers. However, orthopaedic sales in the three months ended March 31, 2010 increased 23% over the sequential quarter ended December 31, 2009, and, based on new orders for the fourth quarter of fiscal 2010, we expect our sales for that quarter will increase as compared to the fourth quarter of the prior fiscal year. We believe this recent increase in orders is due to an improvement in the healthcare environment and a replenishment of inventories from certain customers. Thus far, in the second half of fiscal 2010, we have experienced an increase in orders as the healthcare environment improved, resulting in a higher growth rate in orthopaedic procedures. While we expect orthopaedic product sales to continue to improve in the fourth quarter of fiscal 2010 compared to the first half of fiscal 2010, we expect that orthopaedic sales for the full fiscal 2010 will be down compared to the full fiscal 2009, due to the impact of the economic conditions in the first half of fiscal 2010.

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

We manufacture two of the key resorbable components of the Angio-Seal device for St. Jude Medical. Specifically we supply 100% of their requirements for the collagen plug and at least 30% of their requirements for the polymer anchors, under a supply agreement that expires in December 2010. Sales to St. Jude Medical are highly dependent on ordering patterns of components used in the manufacturing of the Angio-Seal device by St. Jude Medical and can vary significantly from quarter to quarter. In August 2008, St. Jude Medical acquired certain assets of Datascope Corporation. This acquisition could provide St. Jude Medical with a potential alternative source for the collagen component that could reduce or eliminate the future sales of collagen supplied by us to St. Jude Medical. Recently, St. Jude Medical stated they had received FDA approval as an alternative supplier for the collagen plug, and that they would be in a position to serve as a supplier by December 2010. We continue to negotiate an extension of the supply agreement, though there is no certainty as to whether or when any extension will be agreed to, or what the terms and conditions of any extension will be.

We also have developed and manufacture products used in the general surgery markets. These products primarily include a resorbable collagen product for use in breast biopsies and products from our ECM program. The United States launch of our new ECM product, the XCM Biologic™ Tissue Matrix, by our strategic partner Synthes, is expected before the end of our fiscal year 2010, presenting an opportunity for expansion of our growth in the general surgery market. Additionally, we received CE mark approval for our ECM technology in April 2010 and anticipate Synthes’ European Union launch of the product in the first half of our fiscal 2011.

Royalty Income

We also derive a significant portion of our revenue and profitability from royalty income from proprietary products that we have developed or co-developed.

Angio-Seal™ Royalty Income. We are the inventor and original developer of the Angio-Seal device, a vascular closure device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal device, pursuant to license agreements for which we receive an approximate 6% royalty on end-user product sales. The Angio-Seal device is currently the leading product in sales volume in the vascular closure device market, generating over $350 million in revenue for St. Jude Medical during our fiscal 2009. We believe this is a mature market and anticipate that sales of the Angio-Seal device by St. Jude Medical may grow at a low single digit annual percentage growth rate at best in upcoming years.

Vitoss™ Foam, Vitoss™, and Vitoss™ Bioactive Foam Royalty Income. Since 2003, we have partnered with Orthovita, Inc. to co-develop and commercialize a series of unique and proprietary bone void filler products, branded Vitoss™ Foam, the first of which was launched in March 2004, and the most recent, Vitoss™ Bioactive Foam, which was launched during the fourth quarter of fiscal 2008. We receive a royalty on Orthovita’s end-user sales of Vitoss™ Foam and Vitoss™ Bioactive Foam products. In addition, in August 2004 we entered into an agreement to acquire the proprietary rights of a third party inventor of the Vitoss™ technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of Orthovita products containing the Vitoss™ technology up to a total royalty to be received of $4.0 million, with approximately $700,000 remaining to be received as of March 31, 2010. We believe the unique technology associated with the Vitoss™ Foam and Vitoss™ Bioactive Foam products and the growing orthopaedic market will result in the Orthovita component of our royalty income becoming more significant in the next fiscal year.

We have other royalty generating relationships, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Share-Based Compensation

The following table summarizes share-based compensation expense within each operating expense category of our Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Cost of products sold	$217,858	$138,040	$592,442	$345,759
Research and development	300,448	292,495	981,691	365,739
Selling, general and administrative	317,135	383,622	872,772	428,441

Total share-based compensation expense	$835,441	$814,157	$2,446,905	$1,139,939

Share-based compensation expense consists of (a) stock options granted to employees, non-employee members of our Board of Directors, executive officers and non-employee outside consultants, (b) nonvested stock awards (i.e., restricted stock) granted to non-employee members of our Board of Directors, an executive officer and a non-employee outside consultant, and (c) cash-settled stock appreciation rights (SARs) granted to executive officers and other non-executive employees of our Company. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants. Our cash-settled SARs, which are classified as liability awards, have been, and will continue to be, remeasured at each reporting period until all awards are settled. Fluctuations in the fair value of a liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vesting status of the award.

Total share-based compensation expense for the three and nine months ended March 31, 2010 increased in relation to the corresponding period of the prior year, primarily due to the amortized expense related to three years of equity grants versus two years, as well as adjustments in the fair value of our cash-settled SARs, which were remeasured based on, among other factors, our closing stock price on March 31, 2010. See Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our share-based compensation.

The following table summarizes our share-based compensation expense by each fiscal year grant for the three and nine month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
SARS	$(80,558)	$77,717	$(150,664)	$(549,732)

Stock Options
Fiscal Year 2008 Grant	$205,105	$243,129	$577,090	$608,992
Fiscal Year 2009 Grant	290,285	294,986	915,908	692,040
Fiscal Year 2010 Grant	286,208	—	644,850	—
Other Share-Based Compensation Adjustment	—	—	61,906	—

	$781,598	$538,115	$2,199,754	$1,301,032

Nonvested Stock Awards
Fiscal Year 2008 Grant	$40,420	$105,339	$161,135	$272,597
Fiscal Year 2009 Grant	51,043	92,986	180,270	116,042
Fiscal Year 2010 Grant	42,938	—	56,410	—

	$134,401	$198,325	$397,815	$388,639

Total share-based compensation expense	$835,441	$814,157	$2,446,905	$1,139,939

In fiscal 2010, we expect an increase of approximately $1.4 million in share-based compensation expense over the $2.1 million recorded in fiscal 2009 due to our fiscal 2010 expense including amortized expense related to three years of equity grants, while our fiscal 2009 share-based compensation expense primarily included amortization expense related to two years of equity grants. This was a result of the acceleration of stock awards in fiscal 2008 triggered by a third party’s significant open market purchase of our Common Stock, which resulted in a “Change in Control” as then defined in the Employee Plan.

Cost Reduction Plan

As previously disclosed in the second quarter of fiscal 2010, we had implemented a cost reduction plan, primarily associated with our reduced endovascular activities and lower production volume. This cost reduction plan included headcount reductions, as well as reduced work schedules. We incurred $1.9 million in pre-tax charges in our second quarter of fiscal 2010 consisting of a $1.0 million pre-tax severance charge and a $944,000 pre-tax unabsorbed overhead expense charge.

The following table summarizes the cost reduction plan pre-tax charges within each operating expense category of our Condensed Consolidated Statements of Income for the nine months ended March 31, 2010:

	Severance Charge	Unabsorbed Overhead Expense Charge	Total Cost Reduction Plan Charges
	Nine Months Ended March 31, 2010
Cost of products sold	$404,474	$943,666	$1,348,140
Research and development	535,640	—	535,640
Selling, general and administrative	70,944	—	70,944

Total Cost Reduction Plan Charges	$1,011,058	$943,666	$1,954,724

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

Sales Revenue. Sales revenue is generally recognized when the related product is shipped or the service is completed. Advance payments received for products or services are generally recorded as deferred revenue and are recognized when the product is shipped or services are performed; the timing of the performance of such services could be subjective. We reduce sales for estimated customer returns and other allowances, if applicable. Our products are primarily manufactured according to our customers’ specifications and are subject to return only for failure to meet those specifications.

Royalty Revenue. Royalty revenue is recognized as the related product is sold by our customers to end-users. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. See Note 1 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our royalty revenue recognition.

Accounting for Share-Based Compensation. We use various forms of equity compensation, including stock options, nonvested stock awards and cash-settled SARs, as a major part of our compensation programs to retain and provide incentives to our top management team members and other employees. We account for equity compensation in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation.”

•

Fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model, which uses weighted average assumptions. Expected volatilities are based on historical volatility of our Common Stock and other factors. We use historical data to estimate option exercise and employee termination behavior within the valuation model. We separate groups of employees that have similar historical exercise behavior and consider them separately for valuation purposes. The expected term of options is derived from historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on U.S. treasuries with constant maturities in effect at the time of grant.

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

Accounting for Investments in Debt and Equity Securities. We account for our investment portfolio in accordance with FASB ASC Topic 320, “Investments — Debt and Equity Securities.” We have classified our entire investment portfolio as available-for-sale securities with secondary or resale markets and report the portfolio at fair value, with unrealized gains and losses included in Stockholders’ equity and realized gains and losses in Other income. We currently have investment securities with fair values that are less than their amortized cost and, therefore, contain unrealized losses. We have evaluated these securities and have determined that the decline in value is not related to any Company or industry specific event. We have no intent to sell any of these investments until there is a recovery of the fair value, and there is no current requirement that we sell any of these investments. We anticipate full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Revisions to our classification of these investments, and/or a determination other than the anticipation of a full recovery of the amortized costs at maturity or sooner, could result in our realizing gains and losses on these investments and, therefore, have a material impact on our financial statements. As of March 31, 2010, we were in compliance with all of our affirmative, restrictive and financial maintenance covenants.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2010 and 2009

Total Revenues. Total revenues of $19.9 million for the three months ended March 31, 2010 decreased 3% from total revenues of $20.6 million for the three months ended March 31, 2009.

Total Net Sales. Net sales of products decreased 5% to $13.2 million in the three months ended March 31, 2010, compared to net sales of $13.9 million in the three months ended March 31, 2009. We had an $88,000, or a 1%, increase in our biomaterials sales, and a $743,000, or a 78%, decrease in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $13.0 million in the three months ended March 31, 2010, a 1% increase compared to $12.9 million in the same period of the prior fiscal year. Biomaterials sales includes revenue recognized from products shipped, as well as revenue generated from product development programs with, and milestone revenue earned from, biomaterials customers. Biomaterial sales for the three months ended March 31, 2010 was primarily composed of orthopaedic product sales, consisting primarily of sports medicine and spine products, of $7.4 million, a decrease of $286,000, or 4%, from $7.7 million for the three months ended March 31, 2009. Our sequential quarter sales growth in the orthopaedic market of 23%, or $1.4 million, primarily related to sports medicine products, reflected what we believe was an improvement in the healthcare environment and more normalized customer inventory levels. Sales of sports medicine product sales increased $108,000, or 2%, to $4.7 million in the three months ended March 31, 2010 from $4.6 million in the same period of the prior fiscal year. Sales of spine products decreased $462,000, or 15%, to $2.5 million in the three months ended March 31, 2010 from $3.0 million in the same period of the prior fiscal year, due primarily to variations in customer ordering patterns.

Additionally, cardiovascular product sales, consisting principally of sales of vascular closure product components to St. Jude Medical, increased $352,000, or 8%, to $4.9 million in the three months ended March 31, 2010 from $4.6 million in the same period of the prior fiscal year. The increase in sales of Angio-Seal components to St. Jude Medical is partially attributed to variations in ordering patterns of components used in the manufacture of the Angio-Seal device by St. Jude Medical. The fluctuation in Angio-Seal component sales in any given period is not always indicative of the change in end-user sales of the Angio-Seal device by St. Jude Medical in the same period, due to variations in ordering patterns of the components used in the manufacturing of the Angio-Seal device by St. Jude Medical, inventory stocking and supplements to St. Jude Medical’s production, as well as the impact of foreign currency exchange on end-user sales.

General surgery product sales were $607,000 for the three months ended March 31, 2010, an increase of $176,000, or 41%, from $431,000 in the same period of the prior fiscal year. This increase was due to the initial shipments to Synthes related to the expected U.S. launch of our new ECM product, the XCM Biologic™ Tissue Matrix.

Endovascular Sales. Endovascular sales were $204,000 in the three months ended March 31, 2010, a 78% decrease compared to sales of $947,000 in the same period of the prior fiscal year. Endovascular sales include revenue recognized from products shipped, as well as milestone revenue recognized from product development programs with Spectranetics. During fiscal 2009, we announced the accomplishment of two milestones under our Development and Regulatory Service Agreement with Spectranetics, which resulted in our receipt of cash payments in an aggregate amount of $2.5 million during fiscal 2009, and our recognition of $144,000 in the three months ended March 31, 2010, as compared to $58,000 in the same period of the prior fiscal year. The decline in endovascular sales was primarily due to the discontinuance of the SafeCross product line by Spectranetics, as well as the transfer of QuickCat™ manufacturing to Spectranetics, in our second quarter of fiscal 2010.

Royalty Income. Royalty income of $6.7 million in the three months ended March 31, 2010 was consistent with royalty income in the three months ended March 31, 2009.

Royalty income of $5.2 million from St. Jude Medical’s Angio-Seal net end-user sales in the quarter ended March 31, 2010 was relatively flat compared to royalty income in the same period of the prior fiscal year.

Royalty income of $1.4 million from Orthovita’s net end-user sales of Vitoss™, Vitoss™ Foam and Vitoss™ Bioactive Foam products was also relatively flat in the quarter ended March 31, 2010, compared to the same period of the prior fiscal year.

Cost of Products Sold.

	Three Months Ended 3/31/10	Three Months Ended 3/31/09	% Change Prior Period to Current Period
Cost of products sold	$5,689,061	$6,201,156	(8%)
Gross Margin on Net Sales	57%	55%

Cost of products sold was $5.7 million in the three months ended March 31, 2010, a $512,000, or 8%, decrease from $6.2 million in the three months ended March 31, 2009. Gross margin on net sales was 57% for the three months ended March 31, 2010 and 55% for the same period of the prior fiscal year. Contributing to the reduction of cost of products sold was the $876,000 decrease in net sales, excluding net milestone revenue recognized of $278,000 in the three months ended March 31, 2010 and $58,000 in the three months ended March 31, 2009. The increase in gross margin over the comparable quarter was primarily due to a change in product mix of sales being of higher margin products.

Research and Development Expense.

	Three Months Ended 3/31/10	Three Months Ended 3/31/09	% Change Prior Period to Current Period
Research & Development	$4,325,390	$4,627,657	(7%)
Research & Development as a % of Revenue	22%	22%

Research and development expense was $4.3 million in the three months ended March 31, 2010, a $302,000, or 7%, decrease from $4.6 million in the three months ended March 31, 2009. Included within research and development expense for the quarter ended March 31, 2010, was an additional $110,000 in charges for regulatory fees that increased research and development expense over the prior year comparable quarter. More than offsetting this increase was a decrease of $156,000 in personnel expenses due to a reduction in headcount related to our second quarter cost reduction plan and a decrease of $245,000 in animal studies and outside services costs. Research and development expense was 22% of our total revenue for each of the three month periods ended March 31, 2010 and 2009.

Selling, General and Administrative Expense.

	Three Months Ended 3/31/10	Three Months Ended 3/31/09	% Change Prior Period to Current Period
Selling, General and Administrative	$2,318,272	$2,223,979	4%
Selling, General and Administrative as a % of Revenue	12%	11%

Selling, general and administrative expense was $2.3 million in the three months ended March 31, 2010, a $94,000, or 4%, increase from $2.2 million in the three months ended March 31, 2009. The increase in selling, general and administrative expense over the prior comparable period was primarily due to an increase in professional services fees of $52,000.

Interest Income & Interest Expense. Interest income increased by 5% to $174,000 in the three months ended March 31, 2010 from $164,000 in the same period of the prior fiscal year. This increase was due to an increase of 4% in our average cash and investment balances over the same period of the prior fiscal year.

Interest expense in the three months ended March 31, 2010 was $510,000, an increase of 2% from $500,000 in the same period of the prior fiscal year. We have borrowed $35.0 million under our Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is hedged by a fixed interest rate swap agreement (the Swap) bearing interest of 6.44%. The Mortgage balance was $31.7 million as of March 31, 2010. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Income Tax Expense. Our tax expense for the three months ended March 31, 2010 was approximately $2.3 million, resulting in an effective tax rate of approximately 31%. We currently estimate that our annual effective tax rate for fiscal 2010 will be approximately 33%. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

Comparison of Nine Months Ended March 31, 2010 and 2009

Total Revenues. Total revenues of $58.8 million for the nine months ended March 31, 2010 decreased 5% from total revenues of $61.6 million for the nine months ended March 31, 2009.

Total Net Sales. Net sales of products decreased 5% to $39.1 million in the nine months ended March 31, 2010, compared to net sales of $41.3 million in the nine months ended March 31, 2009. We had a $1.5 million, or 4%, decrease in our biomaterials sales and a $720,000, or 28%, decrease in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $37.2 million in the nine months ended March 31, 2010, a 4% decrease compared to $38.7 million in the same period of the prior fiscal year. Biomaterials sales includes revenue recognized from products shipped, as well as revenue generated from product development programs with and milestone revenue earned from biomaterials customers. The biomaterials sales decrease was primarily due to a decrease in orthopaedic product sales. Orthopaedic product sales, consisting primarily of sports medicine and spine products, were $19.9 million for the nine months ended March 31, 2010, a decrease of $2.9 million, or 13%, from $22.8 million in the same period of the prior fiscal year. The decline in orthopaedic sales was primarily due to the slowdown in the orthopaedics market. Sports medicine product sales decreased $900,000, or 7%, to $11.3 million in the nine months ended March 31, 2010 from $12.2 million in the same period of the prior fiscal year. Sales of spine products decreased $1.9 million, or 19%, to $8.1 million in the nine months ended March 31, 2010 from $10.0 million in the same period of the prior fiscal year. The decrease was primarily due to the prior year comparable period’s having included cancellation fees of $825,000 charged to a customer for research and development work performed, as well as variations in customers’ ordering patterns in fiscal 2010 as compared to the same period of the prior fiscal year.

These decreases were offset in part by an increase in our general surgery product sales. General surgery product sales were $2.9 million for the nine months ended March 31, 2010, an increase of $1.3 million, or 89%, from $1.5 million in the same period of the prior fiscal year. This increase was due to an increase of collagen sales to a customer for use in breast biopsies, as well as the initial shipments to Synthes related to the expected U.S. launch of our new ECM product, the XCM Biologic™ Tissue Matrix.

Additionally, cardiovascular product sales for the nine months ended March 31, 2010 increased to $14.2 million compared to $13.8 million in the same period of the prior fiscal year. This increase in cardiovascular sales was attributable to an increase in Angio-Seal device component sales to St. Jude Medical and occurred despite the fact that cardiovascular product sales for the prior fiscal year period included revenue from a cancellation fee charged to a customer of approximately $800,000 for cardiovascular product-related research and development work we performed. The fluctuation in Angio-Seal device component sales in any given period is not always indicative of the change in end-user sales of the Angio-Seal device by St. Jude Medical in the same period, due to variations in ordering patterns of the components used in the manufacturing of the Angio-Seal device by St. Jude Medical, inventory stocking and supplements to St. Jude Medical’s production, as well as the impact of foreign currency exchange on end-user sales.

Endovascular Sales. Endovascular sales were $1.9 million in the nine months ended March 31, 2010, a 28% decrease compared to sales of $2.6 million in the same period of the prior fiscal year. This decrease was primarily due to a decrease in SafeCross and QuickCat™ product sales, offset in part by an increase of $240,000 in milestone revenue recognized under our research and development agreement with Spectranetics. Our second quarter of fiscal 2010 ended December 31, 2009 was the last quarter reflecting our sales of the QuickCat™ device, as the QuickCat™ manufacturing was transferred to Spectranetics as of December 2009. Further, Spectranetics publicly announced the discontinuation of sales of the SafeCross product line in our second quarter of fiscal 2010. Endovascular sales include revenue recognized from products shipped, as well as milestone revenue recognized from product development programs with Spectranetics. During fiscal 2009, we announced the accomplishment of two milestones under our Development and Regulatory Service Agreement with Spectranetics, which resulted in our receipt of cash payments in an aggregate amount of $2.5 million during fiscal 2009, and our recognition of revenue of $433,000 in the nine months ended March 31, 2010, as compared to $192,000 in the same period of the prior fiscal year.

Royalty Income. Royalty income decreased 3% to $19.6 million in the nine months ended March 31, 2010 from $20.2 million in the nine months ended March 31, 2009.

Royalty income of $15.1 million from St. Jude Medical’s Angio-Seal net end-user sales in the nine months ended March 31, 2010 decreased 5% from $15.9 million of royalty income for the same period of the prior fiscal year, primarily due to changes in product mix and the effects of foreign currency exchange rate fluctuations in the nine months ended March 31, 2010, in combination with fewer shipping days in December 2009. End-user sales of the Angio-Seal device decreased 5% in the nine months ended March 31, 2010 over the same period of the prior fiscal year.

Royalty income of $4.3 million from Orthovita’s Vitoss™, Vitoss™ Foam and Vitoss™ Bioactive Foam products net end-user sales increased 4% in the nine months ended March 31, 2010 compared to the same period of the prior fiscal year. End-user sales of our co-developed Vitoss™ Foam and Vitoss™ Bioactive Foam products increased 8% in the nine months ended March 31, 2010 compared to the same period of the prior fiscal year.

Cost of Products Sold.

	Nine Months Ended 3/31/10	Nine Months Ended 3/31/09	% Change Prior Period to Current Period
Cost of products sold	$17,719,445	$18,407,637	(4%)
Gross Margin on Net Sales	55%	55%

Cost of products sold was $17.7 million in the nine months ended March 31, 2010, a $688,000, or 4%, decrease from $18.4 million in the nine months ended March 31, 2009. Gross margin on net sales was 55% for each of the nine month periods ended March 31, 2010 and 2009. Included within cost of products sold for the nine months ended March 31, 2010, as a result of the fiscal 2010 second quarter cost reduction plan, was $944,000 in unabsorbed overhead charges due to reduced work schedules during the quarter and $404,000 in severance charges, both of which increased cost of products sold over the prior year comparable period. Partially offsetting these increases to cost of products sold was a $600,000 reduction in expense for a provision to upgrade the SafeCross product that was no longer necessary due to the cancellation of the SafeCross product line by Spectranetics. Further contributing to the reduction of cost of products sold was the $2.7 million decrease in net sales, excluding net milestone revenue recognized of $674,000 in the nine months ended March 31, 2010 and $192,000 in the nine months ended March 31, 2009. We believe gross margin on net sales for fiscal 2010 in total will be in line with fiscal 2009 levels.

Research and Development Expense.

	Nine Months Ended 3/31/10	Nine Months Ended 3/31/09	% Change Prior Period to Current Period
Research & Development	$13,287,476	$13,590,580	(2%)
Research & Development as a % of Revenue	23%	22%

Research and development expense was $13.3 million in the nine months ended March 31, 2010, a $303,000, or 2%, decrease from $13.6 million in the nine months ended March 31, 2009. Included within research and development expense for the nine months ended March 31, 2010, as a result of the previously disclosed fiscal 2010 second quarter cost reduction plan, was $536,000 in severance charges that increased research and development expense over the prior year comparable period. Additionally, there was an increase in personnel costs, including salaries and equity compensation expense, of $107,000, as well as $175,000 increase in regulatory fees. More than offsetting these increases was a $483,000 decrease in animal studies and outside services costs, a $214,000 decrease in design, development and supply expenses, a $186,000 decrease in engineering consulting costs and $197,000 decrease in expenses due to a charge incurred in the prior fiscal year nine month period in connection with a customer cancellation of research and development projects.

Research and development expense was 23% of our revenue for the nine months ended March 31, 2010 and 22% of our revenue in the same period of the prior fiscal year. This increase was primarily related to lower revenue and the severance charge in the nine months ended March 31, 2010. We believe research and development expense in fiscal 2010 in total will remain relatively consistent with fiscal 2009 levels. In fiscal 2010 in total, we expect an increase within research and development expense in share-based compensation expense of approximately $600,000 primarily because fiscal 2010 expense will include amortized expense related to three years of equity grants, while fiscal 2009 share-based compensation expense primarily included amortization expense related to two years of equity grants, as a result of the acceleration of stock awards in fiscal 2008 triggered by a third party’s significant open market purchase of our Common Stock.

Selling, General and Administrative Expense.

	Nine Months Ended 3/31/10	Nine Months Ended 3/31/09	% Change Prior Period to Current Period
Selling, General and Administrative	$6,602,510	$6,629,205	(0%)
Selling, General and Administrative as a % of Revenue	11%	11%

Selling, general and administrative expense was essentially flat at $6.6 million in the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. Selling, general and administrative expense over the prior comparable period was impacted primarily by a reduction in professional fees of $165,000, partially offset by $71,000 in severance charges, as a result of the previously disclosed fiscal 2010 second quarter cost reduction plan.

In fiscal 2010 in total, we expect an increase in share-based compensation expense within selling, general and administrative expense of approximately $500,000 primarily because fiscal 2010 expense will include amortized expense related to three years of equity grants, while fiscal 2009 share-based compensation expense primarily included amortization expense related to two years of equity grants, as a result of the acceleration of stock awards in fiscal 2008 triggered by a third party’s significant open market purchase of our Common Stock

Interest Income & Interest Expense. Interest income decreased by 45% to $535,000 in the nine months ended March 31, 2010 from $982,000 in the same period of the prior fiscal year. This decrease was due to significant decreases in interest rates, partially offset by an increase of 11% in our average cash and investment balances over the same period of the prior fiscal year.

Interest expense in the nine months ended March 31, 2010 was $1.6 million, an increase of 2% from $1.5 million in the same period of the prior fiscal year. We have borrowed $35.0 million under the Mortgage. The Mortgage is hedged by the Swap. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Other Income/Loss. Other non-operating loss was $9,000 in the nine months ended March 31, 2010, a decrease of $214,000, from non-operating income of $205,000 in the same period of the prior fiscal year. Other non-operating income/loss for the nine months ended March 31, 2010 primarily represents non-operating items, including gain/loss on foreign currency exchange and gain/loss on sales of assets. Other non-operating income/loss for the nine months ended March 31, 2009 primarily represents non-operating items, including the final settlement of outstanding items related to our Opportunity Grant Program of the Department of Community and Economic Development of the Commonwealth of Pennsylvania Governor’s Action Team, gain/loss on foreign currency exchange and gain/loss on sales of assets.

Income Tax Expense. Our tax expense for the nine months ended March 31, 2010 was approximately $6.6 million, resulting in an effective tax rate of approximately 33%.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $71.5 million as of March 31, 2010, a decrease of $8.2 million from our balance of $79.7 million at June 30, 2009, the end of our prior fiscal year. Our working capital was $86.4 million as of March 31, 2010, a decrease of $8.6 million from our working capital of $95.0 million at June 30, 2009.

Operating Activities

Net cash provided by our operating activities was $19.2 million in the nine months ended March 31, 2010. For the nine months ended March 31, 2010, we had net income of $13.5 million, non-cash depreciation and amortization of $5.4 million, a net effect of non-cash employee share-based compensation and related tax events of $2.5 million and a change in deferred income taxes of $128,000, which was primarily the result of the change in our non-current deferred tax assets.

Cash used in operations as a result of changes in asset and liability balances was $2.2 million. This use of cash was primarily a result of a decrease in accounts payable and accrued expenses of $2.6 million, due to payroll and related compensation paid and a decrease in our federal income tax liability as a result of estimated federal tax payments made during the period. Also contributing to cash used in operations was an increase in our receivable balances of $926,000. In addition, an increase in prepaid expenses and other assets used cash of $270,000. Offsetting these uses of cash was cash provided by a decrease in inventory balances of $1.2 million, primarily associated with our lower production volume as anticipated from our second quarter cost reduction, and an increase in deferred revenue which provided cash of $371,000, primarily a result of milestone payments from research and development and manufacturing agreements with customers.

Investing Activities

Cash used in investing activities was $25.2 million for the nine months ended March 31, 2010. This use of cash was primarily the result of $37.1 million of purchase activity within our investment portfolio. In addition, we used cash of $1.5 million for capital expenditures to continue to expand our research and development and manufacturing capabilities and improve our information technology systems and $331,000 for the purchase of certain intangible assets. These uses of cash were slightly offset by a $12.9 million increase in cash from maturities within our investment portfolio and $888,000 related to proceeds from a property insurance claim.

Financing Activities

Cash used in financing activities was $25.9 million for the nine months ended March 31, 2010. This amount was primarily the result of $25.9 million in Common Stock repurchases and $1.0 million in repayments of long-term debt, offset by $1.0 million in cash proceeds from the net effect of the exercise of share-based awards.

Stock Repurchase Program

From time to time, we have made repurchases of our stock, as authorized by various programs established by our Board of Directors, and through other miscellaneous transactions. On December 10, 2009, we announced that our Board of Directors approved a stock repurchase program which allowed us to repurchase up to a total of 400,000 of our issued and outstanding shares of Common Stock. On February 9, 2010, we announced that our Board of Directors approved an additional stock repurchase program allowing us to repurchase up to a total of $30 million of our issued and outstanding shares of Common Stock. During the three months ended March 31, 2010, we repurchased and retired a total of 872,638 shares of Common Stock, collectively under our current $30 million repurchase program and our previous December 10, 2009 repurchase program, that were settled at a total cost of $19.7 million, or an average price per share of $22.62, using available cash.

During the nine months ended March 31, 2010, we repurchased and retired 1,124,115 shares of Common Stock at a total cost of approximately $25.8 million, or an average price of $22.97 per share, using available cash. An additional 58,659 shares were repurchased in March 2010, but settled in April 2010 at a cost of $1,404,546, or an average market price per share of $23.94. We financed these repurchases using available cash, liquid investments and cash from operations. See Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our stock repurchase programs. See Part II. Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) in this Form 10-Q.

General

We plan to continue to increase our research and development activities for our biomaterials products and continue our endovascular product research and development activities based on our development contract with Spectranetics.

We believe our current cash and investment balances and expected future cash generated from operations will be sufficient to meet our operating, financing, and capital requirements for the next 12 months. Although we believe our cash and investment balances will also be sufficient on a longer term basis, that will depend on numerous factors, including the following: continuation of our existing customer relationships and royalty streams; market acceptance of our existing and future products; the successful commercialization of products in development; the costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, future clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; and the development of strategic alliances for the marketing of certain of our products.

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

Contractual Obligations and Other Contingent Commitments

Presented below is a summary of our approximate aggregate contractual obligations and other contingent commitments at March 31, 2010, for future payments under contracts and other contingent commitments, for fiscal 2010 and beyond:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage ($35 million)	$31,733,330	$1,399,997	$2,800,000	$2,800,000	$24,733,333
Interest on mortgage	23,594,287	2,030,520	3,791,958	3,421,134	14,350,675
Purchase Obligations (2):	1,116,145	1,116,145	—	—	—
Other Obligations:
Research and Development Contractual Obligations (3)	2,750,000	—	—	—	—
Employment Agreements (4)	683,296	683,296	—	—	—
FIN 48 Tax Obligations (5)	—	—	—	—	—
Other Long-Term Liabilities
Deferred Revenue Non-Current (6)	2,179,895	—	1,179,062	303,333	697,500
Other Non-Current Liabilities (7)	4,528,958	—	—	—	—

Total Contractual Obligations	$66,585,911	$5,229,958	$7,771,020	$6,524,467	$39,781,508

These obligations are related to the Mortgage and agreements to purchase goods or services that are legally binding and enforceable against us.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage outstanding principal balance of $31.7 million as of March 31, 2010. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the future interest obligations are not recorded on our Condensed Consolidated Balance Sheet. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(2)	These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 11 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(3)	Under the Development and Regulatory Services Agreement with Spectranetics, as amended, our contributions are capped at a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products. We are unable to reliably estimate the amount and timing of these contributions because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets.
(4)	We have entered into employment agreements with certain of its named executive officers. These employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $683,296, from that date through fiscal 2011. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. This amount does not reflect the extension of the terms of employment agreements for two of these named executive officers, to be effective June 27, 2010, each pursuant to a Mutual Consent to Extend Employment Terms between the Company and such named executive officers, as disclosed by the Company in a Form 8-K filed with the Securities and Exchange Commission on March 22, 2010. See Note 11 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(5)	Liabilities for uncertain tax positions in the aggregate amount of $128,567 have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of these liabilities. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(6)	Non-current deferred revenue includes milestone payments received by us pursuant to customer agreements, as well as advance payments from customers for future services. In accordance with U.S. GAAP, these liabilities are recorded on our Condensed Consolidated Balance Sheets.
(7)	This value represents the estimated amount we would pay to terminate the Swap if we were to prepay the Mortgage. We currently do not intend to prepay the Mortgage and, therefore, are unable to reliably estimate the period of cash settlement of the Swap, if any. In accordance with U.S. GAAP, this liability is recorded on our Condensed Consolidated Balance Sheets. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009, and in Part II Item 1A. “Risk Factors” of this Form 10-Q, include but are not limited to the following:

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	our reliance on three customers (St. Jude Medical, Arthrex, Inc. and Orthovita, Inc.) for a majority of our revenues;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•	the risk that St. Jude Medical changes the source of its collagen supply from us to a new supplier, and the uncertainty of the future performance of the Angio-Seal device in the marketplace;

•	the performance of Spectranetics as the marketer and distributor, and in the future, the manufacturer of the ThromCat products;

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

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community or new technology introduced replacing our products;

•	the loss of, or interruption of supply from, key vendors;

•	the successful completion of clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our products;

•	our ability to scale up the manufacturing of our products to accommodate the sales volume;

•	our dependence on our customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	our dependence on key vendors and personnel;

•	our use of hazardous materials, which could expose us to future environmental liabilities;

•	international market risks that could harm future international sales of our products and our customers;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	risks related to product recalls of, and other manufacturing issues relating to, our partners’ biomaterials or endovascular products;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

•

risks related to our industry, including potential for litigation, product liability claims, ability to obtain reimbursement for our products, changes in applicable laws or regulations, including in particular, healthcare and tax laws and regulations, and our products’ exposure to extensive government regulation;

•	risks related to reform of the U.S. healthcare system;

•	adherence and compliance with corporate governance laws, regulations and other obligations affecting our business; and

•	general economic and business conditions, nationally, internationally and within our markets.

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

Investment Portfolio

Our investment portfolio consists of high quality municipal securities and U.S. Government securities. The majority of these investments have maturities ranging from less than one year to approximately four years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only securities with secondary or resale markets. We have an audit committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of March 31, 2010, our total investment portfolio consisted of approximately $54.0 million of investments. While our investments generally may be sold at any time because the portfolio includes available-for-sale securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. We do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We review our investments to identify and evaluate investments that have an indication of possible impairment. We have no intent to sell any of these investments until a recovery of their respective fair values, which may be at maturity, and we have no current requirement to sell any of these investments. Additional information regarding our investments is located in Note 8 to the Condensed Consolidated Financial Statements included herein in this Form 10-Q.

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

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under our license agreements with St. Jude Medical, the Angio-Seal device is manufactured, marketed and sold on a worldwide basis by St. Jude Medical. Two of our significant sources of revenue are the sale of components to St. Jude Medical for use in the Angio-Seal device and royalty income from the sale of the Angio-Seal device by St. Jude Medical to the end-user market. The amount of revenue we receive from the Angio-Seal device depends, in part, on the time, effort and attention that St. Jude Medical devotes to it, and on their success in manufacturing, marketing and selling the device worldwide. For fiscal 2009, royalty income from, and sales of components to, St. Jude Medical represented approximately 48% of our total revenue. For the nine months ended March 31, 2010, royalty income from, and sales of components to, St. Jude Medical represented approximately 50% of our total revenue. Under the terms of our licenses with St. Jude Medical, we have no control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. Royalty income under our license agreements with St. Jude Medical will end upon the earlier of (1) the termination of the license agreements, which may be terminated by St. Jude Medical for any reason upon 12 months notice, or (2) the expiration of the last claim of any of the licensed patents. St. Jude Medical may not adequately perform its manufacturing, marketing and selling duties. Any such failure by St. Jude Medical may negatively impact Angio-Seal unit sales and, therefore, reduce our royalties.

We manufacture two of the key resorbable components of the Angio-Seal device for St. Jude Medical; 100% of their requirements for the collagen plug and at least 30% of their requirements for the polymer anchors, under a supply agreement that expires in December 2010. In August 2008, St. Jude Medical acquired certain assets of Datascope Corporation. This acquisition could provide St. Jude Medical with a potential alternative source for the collagen component that could reduce or eliminate the future sales of collagen supplied by us to St. Jude Medical. Recently, St. Jude Medical stated they had received U.S. Food and Drug Administration approval as an alternative supplier for the collagen plug, and that they would be in a position to serve as a supplier by December 2010. However, we continue to negotiate an extension of the supply agreement, though there is no certainty as to whether or when any extension will be agreed to, or what the terms and conditions of any extension will be.

Spectranetics is exclusively responsible for worldwide sales and marketing of the endovascular product line. If any or all of these products fail to gain market acceptance or if Spectranetics fails to successfully commercialize them, our business may suffer.

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

As previously disclosed, Spectranetics publicly announced the discontinuation of sales of the SafeCross product line in our second quarter of fiscal 2010. Also, our second quarter of fiscal 2010 ended December 31, 2009 was the last quarter reflecting our sales of the QuickCat™ device, as the QuickCat™ manufacturing was transferred to Spectranetics as of December 2009. As a result, our third quarter of fiscal 2010, and our expectation for the remainder of fiscal 2010, and thereafter, reflect that our manufacturing of the endovascular product line will be limited to the ThromCat product, and sales of the ThromCat product continues to be dependent upon the sales and marketing efforts of Spectranetics. During the second quarter of fiscal 2010, pursuant to the terms of the Manufacturing and Licensing Agreement entered into with Spectranetics on May 30, 2008, we notified Spectranetics that Spectranetics will begin to manufacture the ThromCat product at the end of our three-year manufacturing period, which is expected to be the fourth quarter of our fiscal 2011. Following the commencement of the manufacturing of the ThromCat product by Spectranetics, Spectranetics will pay a predetermined royalty rate on the end-user sales of the ThromCat product. Our ability to achieve in full the $6.0 million cumulative sales milestone under the asset purchase agreement with Spectranetics, which is based upon sales of SafeCross, ThromCat and QuickCat™ products, will be negatively impacted, at a minimum by being delayed.

Spectranetics announced on December 29, 2009, the settlement of matters related to the federal investigation initiated by the Food and Drug Administration (FDA) and U.S. Immigration and Customs Enforcement (ICE) that was previously announced by Spectranetics on September 4, 2008. This announcement was made after Spectranetics had been jointly served by the FDA and ICE with a search warrant issued by the United States District Court, District of Colorado. According to Spectranetics’ public disclosure of the December 2009 settlement, the resolution includes an agreement with the United States Department of Justice (the DOJ), as well as a Corporate Integrity Agreement with the Office of the Inspector General for the United States Department of Health and Human Services. Significant terms of the agreements, subject to certain conditions outlined therein, include an agreement by the DOJ not to prosecute Spectranetics, a $4.9 million payment by Spectranetics in consideration of a release from certain civil or administrative monetary claims resulting from certain alleged conduct associated with the federal investigation, and a separate agreement that specifies certain corporate integrity obligations. Although we do not believe this investigation or settlement relates to any of our endovascular products sold to Spectranetics, our business may be adversely impacted if Spectranetics is hindered in its ability to market and sell our products as a result of the federal investigation, its settlement or related matters. Further, our ability to receive timely milestone payments from Spectranetics’ for our research and development achievements may be adversely impacted by Spectranetics’ cash requirements for settlement payments.

Spectranetics announced on October 22, 2008, the appointment of Emile J. Geisenheimer, its chairman, to the additional roles of President and Chief Executive Officer, following the resignation of John G. Schulte as President, Chief Executive Officer and Director of Spectranetics. In addition, on April 2, 2010, Johnathan W. McGuire, resigned from his position as Chief Operating Officer, with Mr. Geisenheimer assuming those responsibilities. Our business, including revenues derived from endovascular sales, may be adversely impacted by the change in management if such change diverts focus and attention away from selling the endovascular products we sold to Spectranetics, and which we continue to develop and manufacture for Spectranetics.

The adoption of healthcare reform in the United States may adversely affect our business, results of operations and/or financial condition.

In March 2010, the Patient Protection and Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010 (collectively, being commonly referred to as, healthcare reform, and referred to below as, the Act), were enacted into law in the United States. The Act, which will effect major changes to the U.S. healthcare system, includes provisions that, among other things, will reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, the Act will require the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. Under our current business model, we sell substantially all of our products through strategic partners; as a result, we are still evaluating the impact, if any, of this tax on our overall business. At a minimum, this excise tax will be an additional cost incurred by our customers. Various healthcare reform proposals have also emerged at the state level. The Act and these proposals, if passed into law, could reduce medical procedure volumes and impact the demand for our products or the prices at which we or our customers can sell our products. In addition, the excise tax may increase our cost of doing business. While we believe the Act may have the impact on our business as described above, it is too early to understand and predict the full impact of the Act on our business, as many of the details of the Act will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of Treasury.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of our equity securities during January, February and March 2010:

Period	Total number of shares purchased as part of publicly announced programs*	Average price paid per share (1)	Maximum number of shares remaining for future repurchases under publicly announced programs
January 1-31, 2010	43,308	$24.86	299,920	(2)
February 1-28, 2010	372,875	$22.09	1,127,045	(3)
March 1-31, 2010	456,455	$22.85	670,590	(3)

Total	872,638

*	All shares purchased under a publicly announced plan on the purchase date (i.e., settlement date).
(1)	Average price paid per share is calculated on the purchase date and excludes commissions paid to brokers.
(2)	During the three months ended March 31, 2010, the Company repurchased shares under the remainder of the previously announced December 10, 2009 stock repurchase program, which allowed the Company to repurchase up to a total of 400,000 shares of its issued and outstanding Common Stock. As of March 31, 2010, there were no shares remaining for repurchase under the previous stock repurchase program.
(3)	Represents the remaining number of shares of Common Stock that may be repurchased under the current $30 million stock repurchase program, which was announced on February 9, 2010 and has no scheduled expiration date. The table does not reflect 58,659 shares of our Common Stock that were repurchased during March, and subsequently settled in April.

Item 6.	Exhibits.

Exhibit	Description	Incorporation By Reference To

10.1	Mutual Consent to Extend Employment Term for Joseph W. Kaufmann, President and Chief Executive Officer, dated March 16, 2010.	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 22, 2010.

10.2	Mutual Consent to Extend Employment Term for Douglas G. Evans, P.E., Chief Operating Officer, dated March 16, 2010.	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 22, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: May 10, 2010	By:	/s/ MICHAEL CELANO
Michael Celano Chief Financial Officer
(Principal Financial and Accounting Officer)