Form 10-Q
period 2010-09-30
KENSEY NASH CORP
filed 2010-11-09
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2010

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

As of October 31, 2010, there were 8,497,891 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2010	June 30, 2010
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$21,454,383	$23,102,362
Investments	28,095,011	42,571,544
Trade receivables, net of allowances for doubtful accounts of $5,867 and $13,513 as of September 30, 2010 and June 30, 2010 respectively	3,984,040	5,307,563
Royalties receivable	5,638,486	5,818,310
Other receivables (including $16,659 and $2,582 at September 30, 2010 and June 30, 2010, respectively, due from non-executive employees)	338,969	1,119,703
Inventory	10,403,102	8,885,875
Deferred tax asset, current portion	2,668,376	2,857,262
Prepaid expenses and other	1,194,532	1,091,760

Total current assets	73,776,899	90,754,379

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	4,883,591
Building	46,632,773	46,489,239
Machinery, furniture and equipment	32,880,047	32,728,301
Construction in progress	167,233	63,322

Total property, plant and equipment	84,563,644	84,164,453
Accumulated depreciation	(30,302,419)	(29,179,563)

Net property, plant and equipment	54,261,225	54,984,890

OTHER ASSETS:
Deferred tax asset, non-current portion	1,964,601	1,872,619
Acquired patents and other intangibles, net of accumulated amortization of $6,867,867 and $6,628,605 at September 30, 2010 and June 30, 2010 respectively	1,809,332	2,048,595
Goodwill	4,366,273	4,366,273
Other non-current assets	73,646	93,973

Total other assets	8,213,852	8,381,460

TOTAL	$136,251,976	$154,120,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,385,653	$2,460,740
Accrued expenses	4,487,307	5,494,910
Other current liabilities	300,584	131,836
Current portion of debt	1,399,997	1,399,997
Deferred revenue	1,008,257	947,378

Total current liabilities	10,581,798	10,434,861

OTHER LIABILITIES:
Long term debt	29,633,333	29,983,333
Deferred revenue, non-current	3,113,011	3,336,780
Other non-current liabilities	6,210,119	5,542,509

Total liabilities	49,538,261	49,297,483

COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, of which 25,000 shares are designated as Series A junior participating preferred stock, $.001 par value, no shares issued or outstanding at September 30, 2010 and June 30, 2010	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 8,625,460 and
9,437,236 shares issued and outstanding at September 30, 2010 and June 30, 2010 respectively	8,572	9,403
Capital in excess of par value	5,990,948	27,528,282
Retained earnings	84,406,720	80,561,830
Accumulated other comprehensive loss	(3,692,525)	(3,276,269)

Total stockholders’ equity	86,713,715	104,823,246

TOTAL	$136,251,976	$154,120,729

See notes to Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30, 2010
	2010	2009
REVENUES:
Net sales
Biomaterial sales	$10,421,456	$12,575,046
Endovascular sales	458,499	857,656

Total net sales	10,879,955	13,432,702
Royalty income	6,084,644	6,309,116

Total revenues	16,964,599	19,741,818

OPERATING COSTS AND EXPENSES:
Cost of products sold	4,220,125	5,538,400
Research and development	4,277,383	4,275,571
Selling, general and administrative	2,297,875	2,179,931

Total operating costs and expenses	10,795,383	11,993,902

INCOME FROM OPERATIONS	6,169,216	7,747,916

OTHER INCOME (EXPENSE):
Interest income	154,939	174,148
Interest expense	(514,404)	(537,268)
Other income (expense)	3,512	(17,540)

Total other expense - net	(355,953)	(380,660)

INCOME BEFORE INCOME TAX	5,813,263	7,367,256
Income tax expense	(1,968,373)	(2,486,447)

NET INCOME	$3,844,890	$4,880,809

BASIC EARNINGS PER SHARE	$0.43	$0.44

DILUTED EARNINGS PER SHARE	$0.41	$0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	9,037,623	11,121,389

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	9,300,323	11,476,756

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income	Total
	Shares	Amount
BALANCE, JUNE 30, 2010	9,402,836	$9,403	$27,528,282	$80,561,830	$(3,276,269)		$104,823,246
Exercise of:

Stock options	223,993	224	3,421,696				3,421,920
Stock repurchase	(1,054,702)	(1,055)	(26,645,181)				(26,646,236)
Tax benefit from exercise of:
Stock options			690,723				690,723
Employee share-based compensation:
Stock options			855,991				855,991
Nonvested stock awards			139,437				139,437
Net income				3,844,890		$3,844,890	3,844,890
Change in unrealized gain on investments (net of tax)					17,690	17,690	17,690
Change in interest rate swap unrealized loss (net of tax)					(433,946)	(433,946)	(433,946)

Comprehensive income						$3,428,634

BALANCE, SEPTEMBER 30, 2010	8,572,127	$8,572	$5,990,948	$84,406,720	$(3,692,525)		$86,713,715

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$3,844,890	$4,880,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,757,173	1,676,022
Share-based compensation:
Stock options	855,991	458,446
Nonvested stock awards	139,437	124,992
Cash-settled stock appreciation rights	168,748	100,466
Tax benefit/(deficiency) from exercise/issuance of:
Stock options	690,723	56,599
Nonvested stock awards	—	(602)
Excess tax benefits from share-based payment arrangements	(295,356)	(37,105)
Deferred income taxes	321,044	(337,784)
Gain on disposal/retirement of property, plant and equipment	(14,646)	—
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable	2,298,643	298,592
Prepaid expenses and other current assets	(85,741)	(132,914)
Inventory	(1,517,227)	(211,980)
Accounts payable and accrued expenses	(813,564)	1,748,070
Deferred revenue, current	60,879	(20,000)
Deferred revenue, non-current	(223,769)	40,714

Net cash provided by operating activities	7,187,225	8,644,325

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(638,532)	(435,755)
Purchases of intangible assets	—	(230,833)
Proceeds from maturity of investments	14,330,000	315,000

Net cash provided by/(used in) investing activities	13,691,468	(351,588)

FINANCING ACTIVITIES:
Repayments of long term debt	(350,000)	(350,000)
Stock repurchase	(25,879,386)	(891,007)
Excess tax benefits from share-based payment arrangements	295,356	37,105
Proceeds from exercise of stock options	3,407,358	182,018

Net cash used in financing activities	(22,526,672)	(1,021,884)

(DECREASE)/INCREASE IN CASH	(1,647,979)	7,270,853
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,102,362	49,474,255

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,454,383	$56,745,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$525,725	$537,642

Cash paid for income taxes	$1,742,500	$800,000

Retirement of fully depreciated property, plant and equipment	$186,013	$—

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (fiscal 2010).

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

Sales revenue is generally recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are generally recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances. The Company recorded $30,064 and $0 for net sales returns provisions respectively, for the three months ended September 30, 2010 and 2009.

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Earnings Per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC 260). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. There were no nonvested stock awards included for the three months ended September 30, 2010 and 2009 that were antidilutive. Options to purchase shares of the Company’s Common Stock that were outstanding for the three months ended September 30, 2010 and 2009, but were not included in the computation of diluted EPS because the options would have been antidilutive, are shown in the table below:

	Three months ended September 30,
	2010	2009
Number of shares from options	1,235,292	1,001,479

Option exercise price range	$23.45 - $35.71	$27.80 - $35.71

Goodwill

The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of June 30, 2010 indicated that goodwill was not impaired. There were no indicators of impairment as of September 30, 2010.

New Accounting Standards

Adopted:

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition for Multiple-Deliverable Revenue Arrangements of FASB ASC Topic 605,” which amends ASC Subtopic 605-25, and will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company was July 1, 2010 (fiscal 2011). Alternatively, adoption may be on a retrospective basis, and early application is permitted. This statement provides principles for allocation of consideration among its multiple-elements based on an element’s estimated selling price if vendor-specific (VSOE) or other third-party evidence (TPE) of value is not available. This statement allows more flexibility in identifying and accounting for separate deliverables under an arrangement, introduces an estimated selling price method for valuing the elements of a bundled arrangement if VSOE or TPE of selling price is not available, and significantly expands related disclosure requirements. The Company’s prospective adoption of this new accounting update on July 1, 2010 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company will continue to assess the impact of any future arrangements entered into or materially modified after the Company’s adoption.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition of FASB ASC Topic 605,” which will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal 2011. This statement provides criteria for recognizing the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved, only if the milestone meets all criteria considered substantive made at the inception of the arrangement. The Company’s prospective adoption of this new accounting update on July 1, 2010 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company will continue to assess the impact of any future arrangements entered into or materially modified after the Company’s adoption.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 2 – Investments

Investments as of September 30, 2010 consist of non-taxable high quality municipal obligations and taxable U.S. government securities. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities” (ASC 320), the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Income in stockholders’ equity (see Note 9) and realized gains and losses included in Other income/expense. The following is a summary of available-for-sale securities as of September 30, 2010 and June 30, 2010:

	September 30, 2010
Description	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gain	Loss
Municipal Obligations	$23,696,973	$529,418	$—	$24,226,391
U.S. Government Securities	3,868,727	84	(191)	3,868,620

Total Investments	$27,565,700	$529,502	$(191)	$28,095,011

	June 30, 2010
Description	Amortized Cost	Gross Unrealized
		Gain	Loss	Fair Value
Municipal Obligations	$33,693,441	$509,300	$(9,683)	$34,193,058
U.S. Government Securities	8,376,007	2,479	—	8,378,486

Total Investments	$42,069,448	$511,779	$(9,683)	$42,571,544

The Company’s U.S. government securities are comprised of U.S. government agency debt instruments. As of September 30, 2010, the Company’s investments had maturities ranging from less than one year to approximately three years. The fair values of the Company’s municipal obligations and U.S. government agency debt instruments are obtained from broker quotes using pricing matrices based on inputs that may include quoted prices for identical or similar assets in the municipal and U.S. government bond market and based on other various inputs that are directly or indirectly observable.

Certain investment securities shown below as of September 30, 2010 had fair values less than their amortized costs and, therefore, contained unrealized losses. The Company has evaluated these investments and has determined that the decline in value was not related to any Company or industry specific event. As of September 30, 2010, there were 2 out of 42 investments with unrealized losses. The gross unrealized losses related to these investments were due to either changes in interest rates or investments having been obtained at a premium. Given that the Company has no intent to sell any of these investments until a recovery of its fair value, which may be at maturity, and there is no current requirement to sell any of these investments, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2010. The Company anticipates full recovery of amortized costs with respect to these investments at maturity or sooner in the event of a more favorable market interest rate environment. The duration of time the investments had been in a continuous unrealized loss position as of September 30, 2010 were as follows:

Description	Loss < 12 months		Loss > or equal to 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal Obligations	$—	$—	$—	$—	$—	$—
U.S. Government Securities	2,616,931	(191)	—	—	2,616,931	(191)

Total Investments	$2,616,931	$(191)	$—	$—	$2,616,931	$(191)

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and was as follows as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Raw materials	$7,882,324	$7,550,043
Work in process	1,613,087	1,425,174
Finished goods	1,852,837	2,018,512

Gross inventory	11,348,249	10,993,729
Provision for inventory obsolescence	(945,147)	(2,107,854)

Inventory	$10,403,102	$8,885,875

The provision for inventory obsolescence decreased approximately $1.2 million during the quarter ended September 30, 2010, primarily due to the disposal of the fully reserved inventory in September 2010. Adjustments to inventory are made at the individual part level for estimated excess, obsolescence or impaired balances, to reflect inventory at the lower of cost or market. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality concerns. Revisions to these adjustments would be required if any of these factors differ from the Company’s estimates.

Note 4 – Select Customer Agreements

St. Jude Medical, Inc.

The License Agreements – Under license agreements with St. Jude Medical, St. Jude Medical has exclusive worldwide rights to manufacture and market the Angio-SealTM Vascular Closure Device (the Angio-Seal), for which the Company receives an approximate 6% royalty on end-user product sales by St. Jude Medical.

Existing Component Supply Contract – Under a supply agreement executed with St. Jude Medical in 2005, the Company is the exclusive supplier of 100% of the collagen plug and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement, which expires in December 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for the Company’s ongoing investments in collagen research and development. As of September 30, 2010 the Company had recognized $979,230 of this origination fee and the remaining $20,770 had been recorded as deferred revenue to be recognized over the remaining period of the contract.

New Collagen Supply Agreement – On June 23, 2010, the Company entered into a new two-year supply agreement with St. Jude Medical, effective for the period from January 1, 2011 to December 31, 2012. Under this new supply agreement, the Company will be the exclusive outside supplier of collagen plugs to St. Jude Medical. The new supply agreement provides for calendar year 2011 minimum order levels equivalent to approximately 25% of fiscal year 2010 annual collagen plug sales and calendar year 2012 minimum order levels equivalent to approximately 20% of fiscal year 2010 collagen plug sales. The new supply agreement does not call for the Company to supply polymer anchors to St. Jude Medical.

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In a separate transaction in August 2004, the Company entered into an agreement (the Assignment Agreement) whereby the Company acquired the intellectual property rights of a third party having rights in the Vitoss™ technology, as an inventor of the Vitoss™ technology (the Inventor), for $2,600,000. Under the Assignment Agreement, the Company received all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company generally receives a royalty on the sale of all Orthovita products containing the Vitoss™ technology, up to a total to be received of $4,035,782. The entire cost of these proprietary rights is expected to be amortized over an approximate 83 month period. As of September 30, 2010, the Company had recognized cumulative royalty income of $3,596,235 under the Assignment Agreement and $439,547 was yet to be received. The Company currently anticipates receiving the remaining economic benefit in relation to these proprietary rights during fiscal 2011.

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

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from approximately 1 to 6 years as of September 30, 2010. The gross carrying amount of such patents and intangible assets as of September 30, 2010 was $8,677,199, with accumulated amortization of $6,867,867.

Amortization expense on these patents and intangible assets was $239,262 and $225,518 for the three months ended September 30, 2010 and 2009, respectively. The table below details the estimated amortization expense as of September 30, 2010 for the next five fiscal years on the patents and intangible assets previously acquired by the Company:

Fiscal year ending June 30,	Amortization Expense
2011	$960,031
2012	629,181
2013	242,444
2014	198,504
Thereafter	18,434

Note 6 – Accrued Expenses

As of September 30, 2010 and June 30, 2010, accrued expenses consisted of the following:

	September 30, 2010	June 30, 2010
Accrued payroll and related compensation	$2,930,088	$2,987,702
Income taxes payable	886,718	1,627,630
Other	670,501	879,578

Total	$4,487,307	$5,494,910

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 7 – Debt

Secured Commercial Mortgage – On May 25, 2006, the Company entered into an agreement for a $35 million Secured Commercial Mortgage (the “Mortgage”) with Citibank, F.S.B. The Mortgage is secured by the Company’s facility and land in Exton, Pennsylvania and bears interest at one-month LIBOR plus an 0.82% Loan Credit Spread. At September 30, 2010, the outstanding Mortgage balance, net of principal payments, was $31.0 million.

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

The Company follows the provisions of FASB ASC Topic 815, “Derivatives and Hedging,” to account for the Swap as a cash flow hedge due to the hedging of forecasted interest rate payments and to record the Swap at its fair value on the Consolidated Balance Sheets. This value represents the estimated amount the Company would receive or pay to terminate the Swap. As such, the Company records a mark-to-market adjustment at the end of each period. In establishing the fair value, the Company includes and evaluates dealer quotes, the counterparty’s ability to settle the asset or liability and the counterparty’s creditworthiness. Additionally, the Company considers current interest rates, collateralization of the Mortgage and the Swap by the land and building and any adverse Company or industry specific events that would impact the fair value measurement.

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

As of September 30, 2010 and June 30, 2010, the fair value of the Swap was in an unrealized loss position of $6,210,118 ($4,036,577, net of tax) and $5,542,509 ($3,602,631, net of tax), respectively, with the gross unrealized loss position included in Other non-current liabilities and the net of tax position included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the three months ended September 30, 2010 and 2009, no amounts were recognized in current earnings due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The Company does not currently anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions under the Mortgage and Swap occur, unless the Mortgage, or a portion thereof, is prepaid.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes the fair value of the Swap as of September 30, 2010 and June 30, 2010 on the Condensed Consolidated Balance Sheet:

Derivative Designed as a Hedging Instrument	Location in the Condensed Consolidated Balance Sheet	Fair Value as of September 30, 2010	Fair Value as of June 30, 2010
Interest Rate Swap Contract	Other non-current liabilities	$6,210,118	$5,542,509

Total Derivative		$6,210,118	$5,542,509

The following table summarizes the Swap’s impact on Accumulated other comprehensive loss and earnings for the three months ended September 30, 2010:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)
Derivative in Cash Flow Hedging Relationship	For the Three Months Ended September,
	2010	2009
Interest Rate Swap Contract	$(1,100,914)	$(897,209)

Total	$(1,100,914)	$(897,209)

	Amount of Gain/(Loss) Reclassed From Accumulated Other Comprehensive Loss Into Income (Effective Portion)
	For the Three Months Ended
Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	September 30, 2010	September 30, 2009
Interest expense	$(433,305)	$(445,096)

Total	$(433,305)	$(445,096)

	Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)
	For the Three Months Ended
Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	September 30, 2010	September 30, 2009
Interest expense	$—	$—

Total	$—	$—

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 8 – Fair Value of Financial Instruments

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for fair value measurement recognition and disclosure purposes for its financial assets and financial liabilities that are remeasured and reported at fair value each reporting period. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities and the Swap. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. Categorization is based on a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value, as follows

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and June 30, 2010:

	Fair Value Measurements as of September 30, 2010
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$20,409,450	$—	$—
Available-for-sale securities:
Municipal Obligations and U.S. Government
Securities (See Note 2)	—	28,095,011	—

Total Assets Measured at Fair Value	$20,409,450	$28,095,011	$—

Liabilities
Interest rate swap (See Note 7)	$—	$6,210,118	$—

Total Liabilities Measured at Fair Value	$—	$6,210,118	$—

	Fair Value Measurements as of June 30, 2010
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$21,813,659	$—	$—
Available-for-sale marketable securities:
Municipal Obligations and
U.S. Government Securities (See Note 2)	—	42,571,544	—

Total Assets	$21,813,659	$42,571,544	$—

Liabilities
Interest rate swap (See Note 7)	$—	$5,542,509	$—

Total Liabilities	$—	$5,542,509	$—

a)	The Company’s money market funds are classified along with the Company’s cash balances as Cash and cash equivalents within the Consolidated Balance Sheets. Money market funds are valued at quoted prices in active markets.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of September 30, 2010, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, net; accounts payable and debt obligations. The carrying values of accounts receivable, net; accounts payable and current debt obligations approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt, where a quoted market price was not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of long-term debt approximates fair value at September 30, 2010 due to the variable LIBOR portion of the Mortgage payments.

Note 9 – Comprehensive Income

The Company’s comprehensive income is shown on the Condensed Consolidated Statement of Stockholders’ Equity as of September 30, 2010 and June 30, 2010, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities and the Swap. The net tax benefit for the three months ended September 30, 2010 and for the fiscal year ended June 30, 2010 of other comprehensive loss was $224,138 and $218,826, respectively.

Note 10 – Stockholders’ Equity

Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by the various stock repurchase programs established by the Company’s Board of Directors, and through equity incentive plan transactions. On June 16, 2010, the Company announced that its Board of Directors approved a stock repurchase program allowing the Company to repurchase up to a total of $30 million of its issued and outstanding shares of Common Stock. As of September 30, 2010, there was approximately $4.2 million remaining to repurchase shares of Common Stock under the current stock repurchase program.

The Company repurchased and retired 1,035,769 shares of its Common Stock, at an average price per share of $24.96, during the three months ended September 30, 2010. These shares were settled at a total cost of $25,848,312, using available cash. Included in these totals were 34,400 shares that were repurchased in June 2010, but settled in July 2010, at a cost of $811,054, or an average price per share of $23.58. An additional 53,333 shares were repurchased in September 2010, but settled in October 2010, at a cost of $1,577,336, or an average price per share of $29.58. During the quarter ended September 30, 2009, the Company repurchased and retired a total of 35,642 shares of Common Stock that were settled at a cost of $889,582, or an average price per share of $24.96, using available cash. Included in these totals were 3,500 shares that were repurchased in June 2009, but settled in July 2009, at a cost of $87,279, or an average price per share of $24.94.

Share-Based Compensation

The Company accounts for its share-based compensation plans in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (ASC 718). Compensation expense related to share-based awards is classified on the Consolidated Statements of Income within the same line items as salary or consulting expense with respect to the award recipients, and is recorded over the awards’ relevant vesting periods. Compensation expense related to share-based awards granted to the members of the Board of Directors is recorded as a component of Selling, general and administrative expense on the Consolidated Statements of Income.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table provides additional information related to the Company’s share-based compensation:

	Three Months Ended September 30,		Estimated Unrecognized Share-based Compensation as of September 30, 2010	Weighted Average Period Remaining of Share-based Compensation as of September 30, 2010
	2010	2009
Stock options	$855,991	$458,446	$7,583,910	2.20
Non-vested stock awards	139,437	124,992	755,000	1.73
SARs	168,748	100,466	—	1.04

Total share-based compensation	$1,164,176	$683,904	$8,338,910

Stock Options

Stock options have been granted to officers and other employees and members of the Board of Directors of the Company, as well as non-employee outside consultants, under the Company’s Seventh Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan and prior versions of this incentive compensation plan (collectively, the Employee Plan). The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). No shares are available for new awards under this plan and any awards of the type granted previously under the Directors’ Plan are now granted under the Employee Plan. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

The Board of Directors has approved and proposes that the Company’s stockholders approve, at the Annual Meeting to be held on December 1, 2010, amending and restating the Employee Plan as the Eighth Amended and Restated Employee Incentive Compensation Plan (the Amended Plan). The Amended Plan, if approved, would provide for among other things an increase in the number of shares of Common Stock authorized for issuance by 300,000 shares (raising the total number provided under the plan to 5,700,000), only 40,000 shares of which may be issued as nonvested stock, bonus stock or stock-based awards other than stock options or SARs.

During the three months ended September 30, 2010, the Company granted options to employees of the Company under the Employee Plan, with exercise prices equal to the fair market values of the Company’s Common Stock on the respective grant date, to purchase an aggregate of 383,625 shares of the Company’s Common Stock. The total options granted were valued at a weighted average value of $11.25 per share on the grant date under the Black-Scholes option-pricing model, using the fair value assumptions noted in the table below and will be expensed over the three-year vesting period applicable to all of these options.

During the three months ended September 30, 2009, the Company granted options to employees of the Company under the Employee Plan, with exercise prices equal to the fair market value of the Company’s Common Stock on the respective grant date, to purchase 335,240 shares of the Company’s Common Stock. These options were valued at a weighted average value of $11.88 per share on the grant date under the Black-Scholes option-pricing model using the fair value assumptions noted in the following table and will be expensed over a three-year vesting period.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Dividend yield	0%	0%
Expected volatility	37% - 39%	38% - 41%
Weighted average volatility	37.61%	39.02%
Risk-free interest rate	1.514% - 2.255%	2.504% - 3.160%
Expected term (years)	5.25 - 7.75	5.17 - 7.57

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

A summary of the stock option activity under the Employee Plan for the three months ended September 30, 2010 is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2010	1,840,484	$24.46	$5,966,212	210,500	$21.98	$736,218
Granted	383,625	$28.98		—	$—
Cancelled	(17,975)	$29.47		—	$—
Exercised	(172,493)	$15.33		(51,500)	$15.11

Balance at September 30, 2010	2,033,641	$26.04	$7,657,227	159,000	$24.21	$883,680

Shares vested + expected to vest	1,998,676	$25.99	$7,641,216	159,000	$24.21	$883,680

Exercisable portion	1,262,116	$24.37	$7,226,039	159,000	$24.21	$883,680

Available for future grant	196,476			—

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers, certain other management of the Company and a non-employee outside consultant, pursuant to the Employee Plan, and generally vest in three equal annual installments based solely on continued employment or service, as applicable, with the Company. Nonvested stock awards granted to executive officers, management, non-employee members of the Board of Directors and non-employee consultants usually are referred to as restricted stock, but ASC 718 reserves that term for fully vested and outstanding shares, the sale of which is contractually or governmentally prohibited for a specified period of time. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. The following table outlines the nonvested stock awards activity for the three months ended September 30, 2010.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share
Balance at June 30, 2010	56,434	$21.05
Granted:
Non-employee Directors	—	—
Issued:
Executive officers & management	—	—
Non-employee Directors	—	—
Forfeited:
Non-employee Directors	—	—

Balance at September 30, 2010	56,434	$21.05

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled stock appreciation rights (SARs) awards were granted to eligible employees during the fiscal year ended June 30, 2007, and provided each participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a specified number of shares of the Company’s Common Stock over the award’s exercise price. No SARs awards were granted during the three months ended September 30, 2010. The per-share exercise price of a SAR is equal to the closing market price of a share of the Company’s Common Stock on the date of grant.

As of September 30, 2010, the average fair market value of each of the remaining SARs was $3.17 and the related liability for all remaining SARs was $300,584. These SARs will continue to be remeasured at each reporting period until all awards are settled and are classified as liability awards as a component of Other current liabilities on the Condensed Consolidated Balance Sheets, with fluctuations in the fair market value recorded as increases or decreases in compensation cost.

The fair value of each SAR award is remeasured at each reporting period using the Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Three Months Ended September 30,
	2010	2009
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	0.269% - 0.333%	0.702% - .820%
Expected term (years)	1.04 - 1.13	1.54 - 1.63

SARs are exercisable over a maximum term of five years from the date of grant and originally were to vest over a period of three years from the grant date. All SARs automatically became fully vested and exercisable on August 30, 2007 as a result of the acquisition by Ramius Capital Group, L.L.C. and its affiliates, of more than 20 percent of the Company’s then outstanding Common Stock, which constituted a “Change in Control” as defined under the Employee Plan as it then existed. Expected volatilities are based on historical volatility of the Company’s Common Stock and other factors. The Company uses historical data to estimate SAR employee termination behavior within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the SAR is based on U.S. treasuries with constant maturities in effect at the time of grant.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 11 – Commitment and Contingencies

Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of September 30, 2010, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $1,354,565, from that date through fiscal 2012. This amount does not reflect the extensions to January 1, 2012 of the terms of employment agreements for two of these named executive officers, to be effective January 1, 2011, each pursuant to a Mutual Consent to Extend Employment Terms between the Company and such named executive officers, as disclosed by the Company in a Form 8-K filed with the Securities and Exchange Commission on October 21, 2010.

Purchase Commitments

As of September 30, 2010, the Company had outstanding non-cancelable and cancelable purchase commitments in the amount of $1,946,688 related to inventory, capital expenditures and other goods and services.

Research and Development Contractual Obligations

Under the Development and Regulatory Services Agreement with Spectranetics, as amended, the Company’s contributions are limited to a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products, which is reduced by the total cumulative expenses incurred through September 30, 2010 of approximately $30,000.

Note 12 – Income Taxes

The Company accounts for taxes under the provisions of ASC Subtopic 740, “Income Taxes.” The amount of unrecognized tax benefits at September 30, 2010 was $107,139, of which $105,281 would impact the Company’s tax rate, if recognized.

Interest and penalties are included in Interest expense and Other income/expense respectively on the Condensed Consolidated Statements of Income. No material interest and penalty changes were recorded for the three months ended September 30, 2010.

Changes in the Company’s uncertain tax positions for the three months ended September 30, 2010 were as follows:

Balance at June 30, 2010	$117,216
Increases related to prior year tax positions	—
Reduction due to lapse in statute of limitations	(10,077)

Balance at September 30, 2010	$107,139

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal income tax examination for years prior to fiscal 2005 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

For the period ended September 30, 2010, the Company’s estimated effective tax rate was approximately 34%. In the course of estimating the Company’s annual effective tax rate and recording its quarterly income tax provision, the Company considers many factors, including its expected earnings, state income tax apportionment, estimated manufacturing deduction, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates, including an extension of the research and development tax credit, could have a significant impact on the Company’s effective tax rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in this report and our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (fiscal 2010), as filed with the Securities and Exchange Commission. As used herein, the terms “the Company,” “we,” “us” and “our” refer to Kensey Nash Corporation and its consolidated subsidiaries, collectively.

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

OVERVIEW

Kensey Nash Corporation is a medical device company primarily focused in the field of regenerative medicine, which is the application of devices, materials and other therapies to help repair damaged or diseased tissues. We are recognized as a leader for innovative product development, as well as for our broad portfolio of resorbable biomaterials products. We have an extensive range of products, which are sold through strategic partners in multiple large medical markets: cardiovascular, general surgery, dental, wound care, endovascular and orthopaedic devices, including those used in sports medicine, spine, trauma, cranial-maxillofacial and other procedures. We also have an ongoing development and manufacturing program for products in the endovascular market. We sell our products through strategic partners and do not sell direct to the end-user. Our revenues consist of two components: net sales, which include biomaterials sales and endovascular sales, and royalty income.

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

Our customer relationships are generally long-term and contractual in nature, with contracts specifying development and regulatory responsibilities, the specifications of the product to be supplied and pricing. We often work with existing and potential customers at very early stages of feasibility and provide significant input into product development programs. Once a product is approved for sale, we generally provide our customers fully packaged and sterilized products ready for their further distribution or, as in the case with Angio-Seal components, provide a bioresorbable product that is ready to be incorporated into a finished device. Our products often represent a key strategic source for these customers and partners. In many cases, our proprietary technology is incorporated into the product and cannot be replicated by other companies.

Sales of biomaterial orthopaedic products, including products with applications primarily in sports medicine and spine, and cardiovascular products, consisting primarily of Angio-Seal components sold to St. Jude Medical, continue to be our primary source of revenue. The table below shows our orthopaedic product, cardiovascular product and general surgery product sales for the three months ended September 30, 2010 and September 30, 2009, including as a percentage of our total biomaterials sales:

Net Sales of	Three months ended 9/30/10	% of Biomaterials Sales	Three months ended 9/30/09	% of Biomaterials Sales	% Change Prior Period to Current Period
Orthopaedic Products	$5,283,591	51%	$6,421,454	51%	(18%)
Cardiovascular Products	4,258,053	41%	4,930,668	39%	(14%)
General Surgery Products	605,390	6%	1,166,392	9%	(48%)
Other Products	274,422	2%	56,532	1%	385%

Total Net Sales - Biomaterials	$10,421,456	100%	$12,575,046	100%	(17%)

Our orthopaedic product sales decreased 18% in the first three months of fiscal 2011 over the comparable prior fiscal year three month period. The ongoing negative economic climate has continued to impact the medical device industry. High unemployment and a challenging health insurance environment appear to have reduced procedures in our markets. The current quarter was soft and our outlook for the second quarter is for continued weakness in our sales, primarily in sales of spine and sports medicine products, which are often used in elective procedures.

In addition to the macroeconomic and health insurance environment factors discussed above, our net sales in the orthopaedic portion of our business are dependent on our partners’ management of their inventory levels, as well as risk factors disclosed in our Annual Report on Form 10-K under “Item 1A Risk Factors”. Due to these dependencies and other factors, sales to our orthopaedic customers can vary significantly from quarter to quarter.

Our cardiovascular sales consist primarily of Angio-Seal components sold to St. Jude Medical. Specifically, we currently supply 100% of their requirements for the collagen plug and at least 30% of their requirements for the polymer anchors under a supply agreement that expires in December 2010. Sales to St. Jude Medical are highly dependent on ordering patterns of components used in the manufacturing of the Angio-Seal device by St. Jude Medical and can vary significantly from quarter to quarter. In June 2010, we entered into a new two-year supply agreement with St. Jude Medical effective for the period from January 1, 2011 to December 31, 2012. Under the new supply agreement, we will be the exclusive outside supplier to St. Jude Medical of collagen plugs, and does not call for us to supply any polymer anchors to St. Jude Medical. The new supply agreement provides for calendar year 2011 minimum order levels equivalent to approximately 25% of our fiscal 2010 collagen plug sales, and calendar year 2012 minimum order levels equivalent to approximately 20% of our fiscal 2010 collagen plug sales. As a result, if St. Jude Medical’s purchase levels are at the minimum levels under this new supply agreement, our related product sales in fiscal 2011 will be substantially lower than in fiscal 2010. Royalties under our license agreement with St. Jude Medical for the Angio-Seal device are not affected by this new supply agreement.

We also have developed and manufactured products used in the general surgery markets. These products primarily include products from our extracellular matrix (ECM) program, as well as a resorbable collagen product for use in breast biopsies. In our fiscal 2010, we announced two strategic agreements involving our Medeor™ Matrix porcine dermis ECM, one with Synthes, and the other with Arthrex. Synthes launched the XCM Biologic™ Tissue Matrix, the first commercial Medeor™ Matrix product, initially focused on ventral hernia repair and breast reconstruction, in the U.S. in May 2010. European launch is expected in our fiscal year ending June 30, 2011 (fiscal 2011). Arthrex is expected to launch our rotator cuff repair product, Medeor™ Matrix, later in fiscal 2011. We are currently evaluating partnering opportunities for the Meso BioMatrix™ products, as well as other fields of use for the Medeor™ Matrix products. We plan to continue to expand our relationships with our current customers and build relationships with new customers, by targeting new markets, including general, pelvic and urological surgery.

The other key product in our development pipeline, not currently contributing to sales, is our cartilage repair device, which consists of a proprietary bi-phasic, resorbable biomaterials implant designed to repair focal (primary) defects of articular cartilage in joints. The device received CE Mark approval in February 2010. We have engaged in discussions with potential European distributors and we believe that European commercialization will begin in fiscal 2011. We recently received FDA approval to initiate our U.S. pilot trial for the cartilage repair device and expect trial enrollment to begin in fiscal 2011. Commercialization of our cartilage repair device in the U.S. is at least several years away.

While not currently a large part of our business, we also develop, manufacture and sell a variety of biomaterials-based products designed for other market applications. These products include dental barrier membranes and resorbable materials used in ophthalmology and oncology applications.

Royalty Income

We also derive a significant portion of our revenue and profitability from royalty income from proprietary products that we have developed or co-developed.

Angio-SealTM Royalty Income. We are the inventor and original developer of the Angio-Seal device, a vascular closure device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal device. We receive an approximate 6% royalty on end-user product sales by St. Jude Medical. Royalty income under the Angio-Seal device license agreement is not affected by our new supply agreement with St. Jude Medical. We believe the vascular closure device market is a mature market and anticipate that sales of the Angio-Seal device by St. Jude Medical are expected to be relatively flat or decline slightly in upcoming years.

Vitoss™ Foam, Vitoss™, and Vitoss™ Bioactive Foam Royalty Income. Since 2003, we have partnered with Orthovita to co-develop and commercialize a series of unique and proprietary bone void filler products, branded VitossTM Foam, the first of which was launched in March 2004, and the most recent, VitossTM Bioactive Foam, which was launched during the fourth quarter of fiscal 2008. We receive a royalty on Orthovita’s end-user sales of VitossTM Foam and VitossTM Bioactive Foam products. In addition, in August 2004, we entered into an agreement to acquire the proprietary rights of a third party inventor of the VitossTM technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VitossTM technology, up to a total royalty to be received of $4.0 million, with approximately $144,000 received in the first quarter of fiscal 2011 and $440,000 remaining to be received as of September 30, 2010. We expect to earn the balance of the royalty income under the Assignment Agreement during fiscal 2011. We believe the unique technology associated with the VitossTM Foam and VitossTM Bioactive Foam products, including product extensions, will result in the Orthovita component of our royalty income continuing to grow over the next fiscal year.

We have other royalty generating relationships, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Share-Based Compensation

The following table summarizes share-based compensation expense within each operating expense category of our Condensed Consolidated Statements of Income for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
Cost of products sold	$236,653	$149,211
Research and development	454,875	316,065
Selling, general and administrative	472,648	218,628

Total share-based compensation expense	$1,164,176	$683,904

Share-based compensation expense consists of (a) stock options granted to employees and executive officers, (b) nonvested stock awards (i.e., restricted stock) granted to non-employee members of our Board of Directors and an executive officer and (c) cash-settled stock appreciation rights (SARs) granted to executive officers and other non-executive employees of our Company. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants. Our cash-settled SARs, which are classified as liability awards, have been, and will continue to be, remeasured at each reporting period until all awards are settled. Fluctuations in the fair value of a liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vesting status of the award.

Total share-based compensation expense for the three months ended September 30, 2010 increased in relation to the corresponding period of the prior year, primarily due to the amortized expense related to three years of equity grants versus two years in the prior year period (as a result of the acceleration of stock awards in fiscal 2008), as well as adjustments in the fair value of our cash-settled SARs, which were remeasured based on, among other factors, our closing stock price on September 30, 2010.

The following table summarizes our share-based compensation expense by each fiscal year grant for the three month periods ended September, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
SARS	$168,748	$100,466

Stock Options
Fiscal Year 2008 Grant	$216,063	$144,955
Fiscal Year 2009 Grant	301,198	308,082
Fiscal Year 2010 Grant	300,486	28,223
Fiscal Year 2011 Grant	38,244	—
Share-Based Compensation Adjustment	—	(22,814)

	$855,991	$458,446

Nonvested Stock Awards
Fiscal Year 2008 Grant	$40,420	$64,367
Fiscal Year 2009 Grant	51,041	60,625
Fiscal Year 2010 Grant	47,976	—

	$139,437	$124,992

Total share-based compensation expense	$1,164,176	$683,904

In fiscal 2011, we expect an increase of approximately $1.0 million in share-based compensation expense over the $3.4 million recorded in fiscal 2010. This expected increase will be primarily a result of our fiscal 2011 stock option expense reflecting amortized expense related to 36 months of equity grants, whereas fiscal 2010 amortized expense related to 33 months of equity grants as a result of the acceleration of stock awards in fiscal 2008 triggered by a third party’s significant open market purchase of our Common Stock. We also expect additional expense relating to unfavorable mark-to-market adjustments on cash-settled SARs. Our share-based compensation expense is derived using the Black-Scholes option-pricing valuation model, which is dependent on several factors, such as weighted average assumptions, stock volatilities, employee termination behavior and other factors that differ each fiscal year. The expense may vary significantly if there is a change in any one of these valuation assumptions.

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

Royalty Revenue. Royalty revenue is recognized as the related product is sold by our customers to end-users. We recognize substantially all of our royalty revenue at the end of each month, in accordance with our customer agreements. See Note 1 to the Consolidated Financial Statements included in this Form 10-Q for additional information concerning our royalty revenue recognition.

Accounting for Share-Based Compensation. We use various forms of equity compensation, including stock options and nonvested stock awards as a major part of our compensation programs to retain and provide incentives to our top management team members and other employees. In the past, we have also issued cash-settled SARs to employees. We account for equity compensation in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation.” Revisions to any of our estimates or methodologies could have a material impact on our financial statements.

•

Fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model, which uses weighted average assumptions. Expected volatilities are based on historical volatility of our Common Stock and other factors. We use historical data to estimate option exercise and employee termination behavior within the valuation model. We separate groups of employees that have similar historical exercise behavior and consider them separately for valuation purposes. The expected terms of options are derived from historical exercise behavior and represent the periods of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of an option is based on U.S. treasuries with constant maturities in effect at the time of grant.

•

Nonvested stock awards (i.e. restricted stock) granted to non-employee members of our Board of Directors and executive officers are accounted for using the fair value method. Fair value for nonvested stock awards is based upon the closing price of our Common Stock on the date of the grant.

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

Valuation of Financial Instruments. We adopted the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (ASC 820) for financial assets and liabilities, which provides guidance for using fair value to measure financial assets and liabilities by defining fair value as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Categorization is based on a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. See Note 8 to the Consolidated Financial Statements included in this Form 10-Q for further discussion regarding the fair value of financial assets and liabilities.

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

Income Taxes. In the course of estimating our estimated annual effective tax rate and recording our quarterly income tax provisions, we consider many factors, including our expected earnings, state income tax apportionment, estimated manufacturing deduction, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates, including an extension of the research and development tax credit, could have a significant impact on our effective tax rate.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2010 and 2009

Total Revenues. Total revenues of $17.0 million for the three months ended September 30, 2010 decreased 14% from total revenues of $19.7 million for the three months ended September 30, 2009.

Total Net Sales. Net sales of products decreased 19% to $10.9 million in the three months ended September 30, 2010, compared to net sales of $13.4 million in the three months ended September 30, 2009. We had a $2.2 million, or a 17%, decrease in our biomaterials sales, and a $400,000, or a 47%, decrease in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $10.4 million in the three months ended September 30, 2010, a 17% decrease compared to $12.6 million in the same period of the prior fiscal year. Biomaterials sales include revenue recognized from products shipped, as well as revenue generated from product development programs with, and milestone revenue earned from, biomaterials customers. Biomaterials sales for the three months ended September 30, 2010 were primarily composed of sales of orthopaedic products, consisting primarily of sports medicine and spine products, of $5.3 million, a decrease of $1.1 million, or 18%, from $6.4 million for the three months ended September 30, 2009. Sales of sports medicine product sales decreased $929,000, or 26%, to $2.7 million in the three months ended September 30, 2010 from $3.6 million in the same period of the prior fiscal year due primarily to variations in customer ordering patterns in the quarter as well as the ongoing negative economic climate causing reduced procedures in these markets. Sales of spine products decreased $212,000, or 8%, to $2.5 million in the three months ended September 30, 2010 from $2.7 million in the same period of the prior fiscal year, reflecting a continued overall weakness in the spine market.

Additionally, cardiovascular product sales, consisting principally of sales of vascular closure product components to St. Jude Medical, decreased approximately $673,000, or 14%, to $4.3 million in the three months ended September 30, 2010 from $4.9 million in the same period of the prior fiscal year. The decrease in sales of Angio-Seal components to St. Jude Medical was primarily attributable to variations in ordering patterns of components used in the manufacture of the Angio-Seal device by St. Jude Medical. The fluctuation in Angio-Seal component sales in any given period is not always indicative of the change in end-user sales of the Angio-Seal device by St. Jude Medical in the same period, due to variations in ordering patterns of the components used in the manufacturing of the Angio-Seal device by St. Jude Medical, inventory stocking and supplements to St. Jude Medical’s production, as well as the impact of foreign currency exchange on end-user sales.

General surgery product sales were approximately $605,000 for the three months ended September 30, 2010, a decrease of approximately $561,000, or 48%, from $1.2 million in the same period of the prior fiscal year. First quarter fiscal 2011 general surgery sales consisted primarily of initial shipments to Synthes related to the US launch of our new ECM product, XCM BiologicTM Tissue Matrix, however, these product sales were more than offset by unfavorable variations in ordering patterns from another customer.

Endovascular Sales. Endovascular sales were $458,000 in the three months ended September 30, 2010, a 47% decrease compared to sales of $858,000 in the same period of the prior fiscal year. Endovascular sales include revenue recognized from products shipped, as well as milestone revenue recognized from product development programs with Spectranetics. The endovascular sales decrease was primarily due to a decrease in Safe-Cross and QuickCat product sales. In the quarters ended September 30, 2010 and 2009, we recognized revenue of $144,000 for two milestones achieved in the fiscal year ended June 30, 2009 under our Development and Regulatory Service Agreement with Spectranetics.

Royalty Income. Royalty income of $6.1 million in the three months ended September 30, 2010 decreased 4% from $6.3 million in the three months ended September 30, 2009.

Royalty income of $4.6 million from St. Jude Medical’s Angio-Seal net end-user sales in the quarter ended September 30, 2010 decreased 5% from $4.9 million in the same period of the prior fiscal year. Royalty income of $1.4 million from Orthovita’s net end-user sales of Vitoss™, Vitoss™ Foam and Vitoss™ Bioactive Foam products was relatively flat in the quarter ended September 30, 2010, compared to the same period of the prior fiscal year.

Cost of Products Sold.

	Three Months Ended 9/30/10	Three Months Ended 9/30/09	% Change Prior Period to Current Period
Cost of products sold	$4,220,125	$5,538,400	(24%)
Gross Margin on Net Sales	61%	59%

Cost of products sold was $4.2 million in the three months ended September 30, 2010, a $1.3 million, or 24%, decrease from $5.5 million in the three months ended September 30, 2009. Gross margin on net sales was 61% for the three months ended September 30, 2010 and 59% for the same period of the prior fiscal year. Contributing to the reduction of cost of products sold was the $2.6 million decrease in net sales, excluding net milestone revenue recognized of $245,000 in the three months ended September 30, 2010 and $185,000 in the three months ended September 30, 2009. The increase in gross margin over the comparable quarter was primarily due to favorable changes in product mix to more higher margin products compared to the prior year period. In particular, a lower percentage of sales consisted of our sports medicine products, which typically are lower margin products.

Research and Development Expense.

	Three Months Ended 9/30/10	Three Months Ended 9/30/09	% Change Prior Period to Current Period
Research & Development	$4,277,383	$4,275,571	0%
Research & Development as a % of Revenue	25%	22%

Research and development expense was $4.3 million in the three months ended September 30, 2010 consistent with research and development expense in the three months ended September 30, 2009. Research and development expense in the three months ended September 30, 2010 compared to the prior year period reflects an increase in clinical trial expense related to the start-up of our U.S. pilot cartilage clinical study of approximately $159,000, largely offset by a decrease of $138,000 in personnel expenses primarily due to reduced headcount in the current quarter compared to the prior year comparable quarter. Research and development expense was 25% of our total revenue for the three month periods ended September 30, 2010 and 22% of revenue in the three months ended September 30, 2009.

Selling, General and Administrative Expense.

	Three Months Ended 9/30/10	Three Months Ended 9/30/09	% Change Prior Period to Current Period
Selling, General and Administrative	$2,297,875	$2,179,931	5%
Selling, General and Administrative as a % of Revenue	14%	11%

Selling, general and administrative expense was $2.3 million in the three months ended September 30, 2010, a $118,000, or 5%, increase from $2.2 million in the three months ended September 30, 2009. The increase in selling, general and administrative expense over the prior comparable period was primarily due to an increase is share-based compensation expense of approximately $268,000, partially offset by a decrease in professional services fees of approximately $106,000.

Interest Income. Interest income decreased by 11% to $155,000 in the three months ended September 30, 2010 from $174,000 in the same period of the prior fiscal year. This decrease was due to a decrease in our average cash and investment balances over the same period of the prior fiscal year due to our stock repurchases of $25.9 million, principally under our stock repurchase programs. See “Stock Repurchase Programs” below.

Interest Expense. Interest expense in the three months ended September 30, 2010 was $514,000, a decrease of 4% from $537,000 in the same period of the prior fiscal year. We have borrowed $35.0 million under our Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is hedged by a fixed interest rate swap agreement (the Swap) bearing interest of 6.44%. The Mortgage balance was $31.0 million as of September 30, 2010. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Income Tax Expense. Our income tax expense for the three months ended September 30, 2010 was approximately $2.0 million, resulting in an effective tax rate of approximately 34%. Our income tax expense for the three months ended September 30, 2009 was approximately $2.5 million, also resulting in an effective tax rate of approximately 34%. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $49.5 million as of September 30, 2010, a decrease of $16.1 million from our balance of $65.7 million at June 30, 2010, the end of our prior fiscal year. Our working capital was $63.2 million as of September 30, 2010, a decrease of $17.1 million from our working capital of $80.3 million at June 30, 2010. The decrease in cash and working capital was primarily due to our stock repurchases of $25.9 million, principally under our stock repurchase programs. See “Stock Repurchase Programs” below.

Operating Activities

Net cash provided by our operating activities was $7.2 million in the three months ended September 30, 2010. For the three months ended September 30, 2010, we had net income of $3.8 million, non-cash depreciation and amortization of $1.8 million, a net effect of non-cash employee share-based compensation and related tax events of $1.2 million and a change in deferred income taxes of $321,000, which was primarily the result of the change in our non-current deferred tax assets.

Cash used in operations as a result of changes in asset and liability balances was $281,000. This use of cash was primarily a result of an increase in our inventory balance of $1.5 million, a decrease in accounts payable and accrued expenses of $814,000, primarily due a decrease in our federal income tax liability as a result of estimated federal tax payments made during the period, a decrease in our deferred revenue balance of $163,000, and an increase in our prepaid expenses balance of $86,000. Offsetting these uses of cash was cash provided by a decrease in our receivable balances of $2.3 million, primarily due to the decrease in sales.

Investing Activities

Cash provided by investing activities was $13.7 million for the three months ended September 30, 2010. This increase in cash was primarily the result of $14.3 million of maturities within our investment portfolio offset by cash used for capital expenditures of $639,000 to continue to expand our research and development and manufacturing capabilities and improve our information technology systems.

Financing Activities

Cash used in financing activities was $22.5 million for the three months ended September 30, 2010. This amount was primarily the result of $25.9 million in Common Stock repurchases and $350,000 in repayments of long-term debt, offset by $3.7 million in cash proceeds from the net effect of the exercise of stock options.

Stock Repurchase Programs

From time to time, we have made repurchases of our Common Stock, executed under various stock repurchase programs established by our Board of Directors, as well as equity incentive plan transactions.

On December 10, 2009, we announced that our Board of Directors approved a stock repurchase program which allowed us to repurchase up to a total of 400,000 of our issued and outstanding shares of Common Stock. On February 9, 2010, we announced that our Board of Directors approved a new stock repurchase program allowing us to repurchase up to an additional total of $30 million of our issued and outstanding shares of Common Stock. On June 16, 2010, we announced that our Board of Directors approved another new stock repurchase program allowing us to repurchase up to an additional $30 million of our issued and outstanding shares of Common Stock.

During the three months ended September 30, 2010, we repurchased and retired a total of 1,035,769 shares of Common Stock that were settled at a total cost of $25.8 million, or an average price per share of $24.96, using available cash. Commissions and other related costs associated with these stock repurchases totaled $31,073. An additional 53,333 shares were repurchased in September 2010, but settled in October 2010 at a cost of $1,577,336, or an average price per share of $29.58. We financed these repurchases using available cash, liquid investments and cash from operations. See Note 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our stock repurchase programs. See Part II. Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) in this Form 10-Q.

General

We plan to continue to increase our research and development spending for our biomaterials products as we expand our clinical activities relating to our ECM and cartilage technologies both in the U.S. and Europe.

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

The terms of any future equity financing we undertake may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants that limit our ability to pursue desired courses of action. Our ability to obtain financing is dependent on the status of our future business prospects, as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be available to us, or will be available to us on acceptable terms, should such a need arise.

Contractual Obligations and Other Contingent Commitments

Presented below is a summary of our approximate aggregate contractual obligations and other contingent commitments at September 30, 2010, for future payments under contracts and other contingent commitments, for fiscal 2011 and beyond:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage	$31,033,330	$1,399,997	$2,800,000	$2,800,000	$24,033,333
Interest on mortgage	22,548,201	1,978,615	3,694,515	3,328,991	13,546,080
Purchase Obligations (2):	1,946,688	1,946,688	—	—	—
Other Obligations:
Research and Development
Contractual Obligations (3)	2,720,157	—	—	—	—
Employment Agreements (4)	1,354,565	868,508	486,057	—	—
FIN 48 Tax Obligations (5)	—	—	—	—	—
Other Long-Term Liabilities
Deferred Revenue Non-Current (6)	3,113,011	—	1,213,235	636,312	1,263,464
Other Non-Current Liabilities (7)	6,210,118	—	—	—	—

Total Contractual Obligations	$68,926,070	$6,193,808	$8,193,807	$6,765,303	$38,842,877

These obligations are related to the Mortgage and other agreements that are legally binding and enforceable against us.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage outstanding principal balance of $31.0 million as of September 30, 2010. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the future interest obligations are not recorded on our Condensed Consolidated Balance Sheet. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(2)	These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 11 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(3)

Under the Development and Regulatory Services Agreement with Spectranetics, as amended, our contributions are capped at a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products, which is reduced by the total cumulative expenses incurred through September 30, 2010 of approximately $30,000. We are unable to reliably estimate the amount and timing of these contributions because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets.
(4)	We have entered into employment agreements with certain of our named executive officers. As of September 30, 2010, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $1,354,565, from that date through fiscal 2012. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. This amount does not reflect the extensions of the terms to January 1, 2012 of employment agreements for two of these named executive officers, to be effective January 1, 2011, each pursuant to a Mutual Consent to Extend Employment Terms between the Company and such named executive officers, as disclosed by the Company in a Form 8-K filed with the Securities and Exchange Commission on October 21, 2010. See Note 11 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(5)	Liabilities for uncertain tax positions in the aggregate amount of $109,036 have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of these liabilities. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(6)	Non-current deferred revenue includes milestone payments received by us pursuant to customer agreements, as well as advance payments from customers for future services. Several of these deferred milestone revenues are non-refundable and may not require future performance from our Company. These liabilities are recorded in accordance with U.S. GAAP, and are recorded on our Condensed Consolidated Balance Sheets.
(7)	This value represents the estimated amount we would pay to terminate the Swap if we were to prepay the Mortgage. We currently do not intend to prepay the Mortgage and, therefore, are unable to reliably estimate the period of cash settlement of the Swap, if any. In accordance with U.S. GAAP, this liability is recorded on our Condensed Consolidated Balance Sheets. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. We have based these forward-looking statements largely on our current expectations and projections about future events and trends affecting our business. In this report, the words “believe,” “may,” “will,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan” and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements, but they are not the exclusive means of identifying them.

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, include but are not limited to the following:

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	our reliance on three customers (St. Jude Medical, Arthrex, Inc. and Orthovita, Inc.) for a majority of our revenues;

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•

the risk that St. Jude Medical changes the source of its collagen supply from us to its internal manufacturing and the uncertainty of the future performance of the Angio-Seal device in the marketplace;

•	the performance of Spectranetics as the marketer and distributor and, in the future, the manufacturer of the ThromCat products;

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

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community or new technology introduced replacing our products;

•	the loss of, or interruption of supply from, key vendors;

•	the successful initiation and completion of clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our products;

•	our ability to scale up the manufacturing of our products to accommodate sales volumes;

•	our dependence on our customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	our dependence on key vendors and personnel;

•	our use of hazardous materials, which could expose us to future environmental liabilities;

•	international market risks that could harm future international sales of our products and our customers;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	risks related to product recalls of, and other manufacturing issues relating to, our partners’ biomaterials or endovascular products;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

•

risks related to our industry, including potential for litigation, product liability claims, ability to obtain reimbursement for our products, changes in applicable laws or regulations (including in particular, healthcare and tax laws and regulations), and our products’ exposure to extensive government regulation;

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

Investment Portfolio

Our investment portfolio consists of high quality municipal securities and U.S. Government securities. The majority of these investments have maturities ranging from less than one year to approximately three years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only securities with secondary or resale markets. We have an audit committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of September 30, 2010, our total investment portfolio consisted of approximately $28.1 million of investments. While our investments generally may be sold at any time because the portfolio includes available-for-sale securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. We do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We review our investments to identify and evaluate investments that have an indication of possible impairment. We have no intent to sell any of these investments until a recovery of their respective fair values, which may be at maturity, and we have no current requirement to sell any of these investments. Additional information regarding our investments is located in Note 2 to the Condensed Consolidated Financial Statements included herein in this Form 10-Q.

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

Foreign Currency Exchange Rate Risk

The Company’s business is not directly dependent on foreign operations as the Company’s sales to customers outside the U.S. are not significant. However, a portion of the Company’s total revenues, including sales and royalties, are dependent on U.S. based customers selling to end-users outside the U.S. There is a risk related to the changes in foreign currency exchange rates as it relates to royalties paid to us in U.S. dollars for which royalties are received on end-user sales within foreign countries. We are currently not taking any affirmative steps to hedge the risk of fluctuations in foreign currency exchange rates. We do not expect our financial position, results of operations or cash flows to be materially impacted due to a sudden change in foreign currency exchange rates fluctuations relative to the U.S. Dollar.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of our equity securities during July, August and September 2010:

Period	Total number of shares purchased*	Average price paid per share (1)	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (2)
July 1-31, 2010	393,800	$23.26	$20,839,809
August 1-31, 2010	319,888	23.65	$13,273,084
September 1-30, 2010	322,081	28.32	$4,151,688

Total	1,035,769	$24.96

*	All shares purchased under a publicly announced plan on the purchase date (i.e., settlement date).
(1)	Average price paid per share is calculated on the purchase date and excludes commissions paid to brokers.
(2)	Represents the remaining approximate dollar amount of our issued and outstanding Common Stock that may yet be repurchased under the $30,000,000 repurchase program, which was announced on June 16, 2010, and has no scheduled expiration date. This table includes the repurchase of 34,400 shares, at a cost of approximately $811,000, of our Common Stock for which the trade date was on or prior to June 30, 2010, but for which the settlement date was after June 30, 2010. This table excludes the repurchase of 53,333 shares, at a cost of approximately $1.6 million, of our Common Stock for which the trade date was on or prior to September 30, 2010, but for which the settlement date was after September 30, 2010.

Item 6.	Exhibits.

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: November 9, 2010	By:	/s/ MICHAEL CELANO
Michael Celano
Chief Financial Officer
(Principal Financial and Accounting Officer)