Form 10-Q
period 2010-12-31
KENSEY NASH CORP
filed 2011-02-09
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2010

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

As of January 31, 2011, there were 8,525,160 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED DECEMBER 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2010	June 30, 2010
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$26,825,172	$23,102,362
Investments	15,952,106	42,571,544
Trade receivables, net of allowances for doubtful accounts of $5,867 and $13,513 as of December 31, 2010 and June 30, 2010 respectively	4,521,998	5,307,563
Royalties receivable	5,991,197	5,818,310
Other receivables (including $13,943 and $2,582 at December 31, 2010 and June 30, 2010, respectively, due from non-executive employees)	311,668	1,119,703
Inventory	9,945,869	8,885,875
Deferred tax asset, current portion	1,802,526	2,857,262
Prepaid expenses and other	3,019,121	1,091,760

Total current assets	68,369,657	90,754,379

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	4,883,591
Building	46,632,773	46,489,239
Machinery, furniture and equipment	33,008,817	32,728,301
Construction in progress	247,303	63,322

Total property, plant and equipment	84,772,484	84,164,453
Accumulated depreciation	(31,542,378)	(29,179,563)

Net property, plant and equipment	53,230,106	54,984,890

OTHER ASSETS:
Deferred tax asset, non-current portion	1,539,984	1,872,619
Acquired patents and other intangibles, net of accumulated amortization of $7,105,685 and $6,628,605 at December 31, 2010 and June 30, 2010, respectively	3,191,144	2,048,595
Goodwill	4,366,273	4,366,273
Cost method investment	2,452,665	—
Other non-current assets	70,349	93,973

Total other assets	11,620,415	8,381,460

TOTAL	$133,220,178	$154,120,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,070,625	$2,460,740
Accrued expenses	1,689,375	5,494,910
Other current liabilities	230,457	131,836
Current portion of debt	1,399,997	1,399,997
Deferred revenue	1,047,321	947,378

Total current liabilities	6,437,775	10,434,861

OTHER LIABILITIES:
Long term debt	29,283,333	29,983,333
Deferred revenue, non-current	2,889,241	3,336,780
Other non-current liabilities	5,014,887	5,542,509

Total liabilities	43,625,236	49,297,483

COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, of which 25,000 shares are designated as Series A junior participating preferred stock, $.001 par value, no shares issued or outstanding at December 31, 2010 and June 30, 2010	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 8,523,360 and 9,437,236 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	8,523	9,403
Capital in excess of par value	4,965,872	27,528,282
Retained earnings	87,740,345	80,561,830
Accumulated other comprehensive loss	(3,119,798)	(3,276,269)

Total stockholders’ equity	89,594,942	104,823,246

TOTAL	$133,220,178	$154,120,729

See notes to Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

REVENUES:
Net sales
Biomaterial sales	$10,630,328	$11,634,701	$21,051,784	$24,209,747
Endovascular sales	269,333	834,990	727,832	1,692,646

Total net sales	10,899,661	12,469,691	21,779,616	25,902,393
Royalty income	6,455,262	6,600,941	12,539,906	12,910,057

Total revenues	17,354,923	19,070,632	34,319,522	38,812,450

OPERATING COSTS AND EXPENSES:
Cost of products sold	6,339,696	6,491,985	10,559,821	12,030,385
Research and development	3,969,787	4,686,515	8,247,170	8,962,086
Selling, general and administrative	2,065,632	2,104,307	4,363,507	4,284,238

Total operating costs and expenses	12,375,115	13,282,807	23,170,498	25,276,709

INCOME FROM OPERATIONS	4,979,808	5,787,825	11,149,024	13,535,741

OTHER INCOME (EXPENSE):
Interest income	126,836	187,808	281,775	361,956
Interest expense	(508,013)	(527,993)	(1,022,417)	(1,065,261)
Other income (expense)	89,150	5,448	92,662	(12,092)

Total other expense - net	(292,027)	(334,737)	(647,980)	(715,397)

INCOME BEFORE INCOME TAX	4,687,781	5,453,088	10,501,044	12,820,344
Income tax expense	(1,354,156)	(1,793,559)	(3,322,529)	(4,280,006)

NET INCOME	$3,333,625	$3,659,529	$7,178,515	$8,540,338

BASIC EARNINGS PER SHARE	$0.39	$0.33	$0.82	$0.77

DILUTED EARNINGS PER SHARE	$0.38	$0.32	$0.79	$0.75

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,511,339	11,048,532	8,774,481	11,084,961

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,816,750	11,367,673	9,035,543	11,422,716

See notes to consolidated financial statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income	Total
	Shares	Amount
BALANCE, JUNE 30, 2010	9,402,836	$9,403	$27,528,282	$80,561,830	$(3,276,269)		$104,823,246
Exercise/Issuance of:
Stock options	240,159	240	3,789,274				3,789,514
Nonvested stock awards	21,703	22	(22)				—
Stock repurchase	(1,141,338)	(1,142)	(29,222,040)				(29,223,182)
Tax benefit from exercise/issuance of:
Stock options			686,632				686,632
Nonvested stock awards			38,685				38,685
Employee share-based compensation:
Stock options			1,854,827				1,854,827
Nonvested stock awards			290,234				290,234
Net income				7,178,515		$7,178,515	7,178,515
Change in unrealized gain on investments (net of tax)					(186,483)	(186,483)	(186,483)
Change in interest rate swap unrealized loss (net of tax)					342,954	342,954	342,954

Comprehensive income						$7,334,986

BALANCE, DECEMBER 31, 2010	8,523,360	$8,523	$4,965,872	$87,740,345	$(3,119,798)		$89,594,942

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$7,178,515	$8,540,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,483,975	3,546,679
Share-based compensation:
Stock options	1,854,827	1,418,156
Nonvested stock awards	290,234	263,414
Cash-settled stock appreciation rights	98,621	(70,106)
Tax benefit/(deficiency) from exercise/issuance of:
Stock options	686,632	215,283
Nonvested stock awards	38,685	(60)
Excess tax benefits from share-based payment arrangements	(299,758)	(122,799)
Deferred income taxes	1,303,118	146,299
(Gain)/Loss on disposal/retirement of property, plant and equipment	(24,776)	13,381
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable	1,420,713	(1,273,629)
Prepaid expenses and other current assets	(1,910,331)	(1,936,225)
Inventory	(1,059,994)	951,462
Accounts payable and accrued expenses	(3,347,588)	(3,204,523)
Deferred revenue, current	99,943	57,000
Deferred revenue, non-current	(447,539)	645,178

Net cash provided by operating activities	9,365,277	9,189,848

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(914,176)	(698,038)
Purchases of intangible assets	(1,619,630)	(330,833)
Proceeds from maturity of investments	25,990,000	1,845,000
Purchases of investments	—	(31,227,547)
Purchase of cost method investment	(2,452,665)	—

Net cash provided by/(used in) investing activities	21,003,529	(30,411,418)

FINANCING ACTIVITIES:
Repayments of long term debt	(700,000)	(700,000)
Stock repurchase	(30,035,268)	(6,090,017)
Excess tax benefits from share-based payment arrangements	299,758	122,799
Proceeds from exercise of stock options	3,789,514	834,267

Net cash used in financing activities	(26,645,996)	(5,832,951)

INCREASE/(DECREASE) IN CASH	3,722,810	(27,054,521)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,102,362	49,474,255

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,825,172	$22,419,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,028,999	$1,081,023

Cash paid for income taxes	$4,442,500	$6,381,000

Accrual for purchases of property, plant and equipment	$—	$388,180

Retirement of fully depreciated property, plant and equipment	$255,508	$98,637

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (fiscal 2010).

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

Sales revenue is generally recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are generally recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances. The Company recorded $0 and $30,064 for net sales returns provisions for the three and six months ended December 31, 2010, respectively and did not record any provisions for the three or six months ended December 31, 2009.

Royalty Income

The Company generally recognizes its royalty revenue at the end of each month, when the relevant net total end-user product sales dollars are reported by customers to the Company for the month. Royalty payments are generally received within 45 days after the end of each calendar quarter.

Geographic Information

The Company’s total revenues are attributed to a country based on the location of the customer. The Company’s business is not directly dependent on foreign operations, as the Company’s sales to customers outside the U.S. are not significant. However, a portion of the Company’s total revenues, including sales and royalties, are dependent on U.S.-based customers selling to end-users outside the U.S. No one country where the Company sells its products, other than the U.S., represented more than 10% of the Company’s revenues. In addition, all of the Company’s long-lived tangible assets are located in the U.S.

Earnings Per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC 260). Basic and diluted EPS are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. There were no nonvested stock awards included for the three and six months ended December 31, 2010 and 2009 that were antidilutive. Options to purchase shares of the Company’s Common Stock that were outstanding for the three and six months ended December 31, 2010 and 2009, but were not included in the computation of diluted EPS because the options would have been antidilutive, are shown in the table below:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009

Number of shares underlying options	1,199,967	1,282,259	1,382,541	1,141,323

Option exercise price range	$23.45 -$35.71	$25.55 -$35.71	$23.45 -$35.71	$26.89 -$35.71

Goodwill

The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of June 30, 2010 indicated that goodwill was not impaired. There were no indicators of impairment as of December 31, 2010.

New Accounting Standards

Adopted:

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition for Multiple-Deliverable Revenue Arrangements of FASB ASC Topic 605,” which amends ASC Subtopic 605-25, and will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal year ending June 30, 2011 (fiscal 2011). Alternatively, adoption may be on a retrospective basis, and early application is permitted. This statement provides principles for allocation of consideration among its multiple-elements based on an element’s estimated selling price if vendor-specific (VSOE) or other third-party evidence (TPE) of value is not available. This statement allows more flexibility in identifying and accounting for separate deliverables under an arrangement, introduces an estimated selling price method for valuing the elements of a bundled arrangement if VSOE or TPE of selling price is not available, and significantly expands related disclosure requirements. The Company’s prospective adoption of this new accounting update on July 1, 2010 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company will continue to assess the impact of any future arrangements entered into or materially modified after the Company’s adoption.

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

Note 2 – Investments

Investments as of December 31, 2010 consist of non-taxable high quality municipal obligations. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities” (ASC 320), the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Income in stockholders’ equity (see Note 10) and realized gains and losses included in Other income/expense. The following is a summary of available-for-sale securities as of December 31, 2010 and June 30, 2010:

	December 31, 2010
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss

Municipal Obligations	$15,736,907	$241,397	$(26,198)	$15,952,106

Total Investments	$15,736,907	$241,397	$(26,198)	$15,952,106

	June 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value
Description		Gain	Loss

Municipal Obligations	$33,693,441	$509,300	$(9,683)	$34,193,058
U.S. Government Securities	8,376,007	2,479	—	8,378,486

Total Investments	$42,069,448	$511,779	$(9,683)	$42,571,544

As of December 31, 2010, the Company’s investments had maturities ranging from less than one year to approximately three years. The Company’s U.S. government securities, all of which had matured as of October 2010, were comprised of U.S. government agency debt instruments. The fair values of the Company’s municipal obligations and U.S. government agency debt instruments are obtained from broker quotes using pricing matrices based on inputs that may include quoted prices for identical or similar assets in the municipal and U.S. government bond market and based on other various inputs that are directly or indirectly observable.

Certain investment securities shown below as of December 31, 2010 had fair values less than their amortized costs and, therefore, contained unrealized losses. The Company has evaluated these investments and has determined that the decline in value was not related to any Company or industry specific event. As of December 31, 2010, there were 2 out of 26 investments with unrealized losses. The gross unrealized losses related to these investments were due to either changes in interest rates or investments having been obtained at a premium. Given that the Company has no intent to sell any of these investments until a recovery of its fair value, which may be at maturity, and there is no current requirement to sell any of these investments, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2010. The Company anticipates full recovery of amortized costs with respect to these investments at maturity or sooner in the event of a more favorable market interest rate environment. The duration of time the investments had been in a continuous unrealized loss position as of December 31, 2010 were as follows:

Description	Loss < 12 months		Loss > or equal to 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal Obligations	$1,385,208	$(26,198)	$—	$—	$1,385,208	$(26,198)

Total Investments	$1,385,208	$(26,198)	$—	$—	$1,385,208	$(26,198)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and was as follows as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Raw materials	$7,227,601	$7,550,043
Work in process	1,885,669	1,425,174
Finished goods	1,795,324	2,018,512

Gross inventory	10,908,594	10,993,729
Provision for inventory obsolescence	(962,725)	(2,107,854)

Inventory	$9,945,869	$8,885,875

The provision for inventory obsolescence decreased approximately $1.1 million during the six months ended December 31, 2010, primarily due to the disposal of the fully reserved inventory in September 2010. Adjustments to inventory are made at the individual part level for estimated excess, obsolescence or impaired balances, to reflect inventory at the lower of cost or market. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality concerns. Revisions to these adjustments may be required if any of these factors differ significantly from the Company’s estimates.

Note 4 – Select Customer Agreements

St. Jude Medical, Inc.

The License Agreements – Under license agreements with St. Jude Medical, St. Jude Medical has exclusive worldwide rights to manufacture and market the Angio-SealTM Vascular Closure Device (the Angio-Seal), for which the Company receives an approximate 6% royalty on end-user product sales by St. Jude Medical.

Prior Component Supply Contract - Under a supply agreement executed with St. Jude Medical in 2005, the Company was the exclusive supplier of 100% of the collagen plug and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement, which expired on December 31, 2010. As part of the agreement, the Company received a $1.0 million origination fee upon execution, as consideration for the Company’s ongoing investments in collagen research and development. As of December 31, 2010 the Company had recognized the full $1.0 million of this origination fee.

Current Collagen Supply Agreement - On June 23, 2010, the Company entered into a new two-year supply agreement with St. Jude Medical, effective for the period from January 1, 2011 to December 31, 2012. Under this new supply agreement, the Company is the exclusive outside supplier of collagen plugs to St. Jude Medical. The new supply agreement provides for calendar year 2011 minimum order levels equivalent to approximately 25% of fiscal year 2010 annual collagen plug sales and calendar year 2012 minimum order levels equivalent to approximately 20% of fiscal year 2010 collagen plug sales. The new supply agreement does not call for the Company to supply polymer anchors to St. Jude Medical.

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

The entire cost of these proprietary rights is expected to be amortized over an approximate 83 month period. As of December 31, 2010, the Company had recognized cumulative royalty income of $3,737,405 under the Assignment Agreement and $298,377 was yet to be received. The Company currently anticipates receiving the remaining economic benefit in relation to these proprietary rights during the second half of fiscal 2011.

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

On December 21, 2010, in addition to making a non-controlling minority equity investment in Orteq Ltd. (Orteq Sports Medicine or Orteq) (see Note 6), the Company entered into a manufacturing and supply agreement with Orteq and acquired the exclusive worldwide manufacturing rights of the Actifit® (Actifit) product line for a period of ten years beginning with the date of its first U.S. commercial sale. The Company capitalized $1,619,630 for the cost of the manufacturing rights and related costs associated with the transaction. Actifit is a biocompatible synthetic meniscal scaffold which received its CE Mark approval in 2008 for the treatment of irreparable partial meniscal tears, and is currently being sold throughout Europe. The acquired manufacturing rights are expected to be amortized over the period of economic benefit of approximately 13 years and amortization is expected to begin in fiscal 2012, when the Company begins to manufacture the Actifit product line.

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from approximately 1 to 13 years as of December 31, 2010. The gross carrying amount of such patents and intangible assets as of December 31, 2010 was $10,296,829, with accumulated amortization of $7,105,685.

Amortization expense on these patents and intangible assets was $237,818 and $477,080 for the three and six months ended December 31, 2010, respectively and $246,526 and $472,043 for the three and six months ended December 31, 2009, respectively.

The table below details the estimated amortization expense as of December 31, 2010 for the next five fiscal years on the patents and intangible assets previously acquired by the Company:

Fiscal year ending June 30,	Amortization Expense

2011	$960,031
2012	724,449
2013	369,467
2014	325,527
Thereafter	1,288,750

Note 6 – Cost Method Investment

On December 21, 2010, the Company made a non-controlling minority equity investment recorded at the value of $2,452,665 in preferred shares of Orteq. The Company accounted for the investment in Orteq under the cost method. Orteq is a privately-held medical device company headquartered in London, United Kingdom, specializing in the field of biodegradable polymer technology for meniscus repair. The Company has an approximate 8% ownership interest in Orteq and does not have the ability to exercise significant influence over Orteq’s financial and operating policies.

The cost method investment was assessed for impairment, and there were no indicators of any such impairment as of December 31, 2010.

Additionally, under the investment agreement with Orteq, the Company has committed to make an additional minority equity investment of approximately 637,000 British Pounds in preferred shares of Orteq, which is expected to approximate $1 million dependent upon the future exchange rate in effect at the date of the additional investment, if Orteq receives approval or conditional approval from the FDA to conduct an investigational device exemption for a product pivotal trial by the second anniversary of the Company’s initial investment, which is December 21, 2012, or otherwise at the Company’s option prior to December 21, 2012. Any such additional investment in preferred shares of Orteq, if any, is expected to increase the Company’s ownership interest to approximately 10% of Orteq.

Note 7 – Accrued Expenses

As of December 31, 2010 and June 30, 2010, accrued expenses consisted of the following:

	December 31, 2010	June 30, 2010
Accrued payroll and related compensation	$799,458	$2,987,702
Income taxes payable	—	1,627,630
Other	889,917	879,578

Total	$1,689,375	$5,494,910

Note 8 – Debt

Secured Commercial Mortgage - On May 25, 2006, the Company entered into an agreement for a $35 million Secured Commercial Mortgage (the “Mortgage”) with Citibank, F.S.B. The Mortgage is secured by the Company’s facility and land in Exton, Pennsylvania and bears interest at one-month LIBOR plus an 0.82% Loan Credit Spread. At December 31, 2010, the outstanding Mortgage balance was $30.7 million.

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

The Company utilizes the Hypothetical Derivative Method in determining hedge effectiveness each period. Transactions that would cause ineffectiveness would include the prepayment of the Mortgage or an adverse

Company or industry specific event that would impact the fair value measurement, which would result in the Company reclassifying the ineffective portion into interest expense within the Condensed Consolidated Statements of Income and an impact to the Condensed Consolidated Statements of Cash Flows. If the conditions underlying the Swap or the hedge item do not change, the Swap will be considered to be highly effective. The effective portion of the Swap’s gain or loss, due to a change in the fair value, is reported as a component of Accumulated other comprehensive loss and has no impact on the Condensed Consolidated Statements of Income or Cash Flows.

As of December 31, 2010 and June 30, 2010, the fair value of the Swap was in an unrealized loss position of $5,014,887 ($3,259,677, net of tax) and $5,542,509 ($3,602,631, net of tax), respectively, with the gross unrealized loss position included in Other non-current liabilities and the net of tax position included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the three and six months ended December 31, 2010 and 2009, no amounts were recognized in interest expense due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The Company does not currently anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions under the Mortgage and Swap occur, unless the Mortgage, or a portion thereof, is prepaid.

The following table summarizes the fair value of the Swap as of December 31, 2010 and June 30, 2010 on the Condensed Consolidated Balance Sheet:

Derivative Designed as a Hedging Instrument	Location in the Condensed Consolidated Balance Sheet	Fair Value as of December 31, 2010	Fair Value as of June 30, 2010

Interest Rate Swap Contract	Other non-current liabilities	$5,014,887	$5,542,509

Total Derivative		$5,014,887	$5,542,509

The following table summarizes the Swap’s impact on Accumulated other comprehensive loss and earnings for the three and six months ended December 31, 2010 and 2009:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)

Derivative in Cash Flow Hedging Relationship	For the Six Months Ended December 31,
	2010	2009

Interest Rate Swap Contract	$(324,885)	$(591,747)

Total	$(324,885)	$(591,747)

	Amount of Gain/(Loss) Reclassed From Accumulated Other Comprehensive Loss Into Income (Effective Portion)
	For the Three Months Ended		For the Six Months Ended
Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Interest expense	$(419,202)	$(453,787)	$(852,507)	$(898,883)

Total	$(419,202)	$(453,787)	$(852,507)	$(898,883)

Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)
	For the Three Months Ended		For the Six Months Ended
Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Interest expense	$—	$—	$—	$—

Total	$—	$—	$—	$—

Note 9 – Fair Value of Financial Instruments

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2010:

	Fair Value Measurements as of December 31, 2010
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$25,447,487	$—	$—
Available-for-sale securities:
Municipal Obligations (See Note 2)	—	15,952,106	—

Total Assets Measured at Fair Value	$25,447,487	$15,952,106	$—

Liabilities
Interest rate swap (See Note 8)	$—	$5,014,887	$—

Total Liabilities Measured at Fair Value	$—	$5,014,887	$—

	Fair Value Measurements as of June 30, 2010
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$21,813,659	$—	$—
Available-for-sale marketable securities:
Municipal Obligations and U.S. Government Securities (See Note 2)	—	42,571,544	—

Total Assets Measured at Fair Value	$21,813,659	$42,571,544	$—

Liabilities
Interest rate swap (See Note 8)	$—	$5,542,509	$—

Total Liabilities Measured at Fair Value	$—	$5,542,509	$—

a)	The Company’s money market funds are classified along with the Company’s cash balances as Cash and cash equivalents within the Consolidated Balance Sheets. Money market funds are valued at quoted prices in active markets.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of December 31, 2010, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include the cost method investment, accounts receivable, net; accounts payable and debt obligations. The carrying values of accounts receivable, net; accounts payable and current debt obligations approximate fair value due to the short-term nature of these instruments. The cost method investment is carried at cost and its fair value is evaluated based on, among other factors, the investee’s recent financing and discounted cash flow models and the last approximate fair value as of December 31, 2010. The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of long-term debt approximated fair value at December 31, 2010 due to the variable LIBOR portion of the Mortgage payments.

Note 10 – Comprehensive Income

The Company’s comprehensive income/(loss) is shown on the Condensed Consolidated Statement of Stockholders’ Equity as of December 31, 2010 and June 30, 2010, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities and the Swap. The total of comprehensive income for the three and six months ended December 31, 2010 was $3,906,352 and $7,334,986, respectively. The total of comprehensive income/(loss) for the three and six months ended December 31, 2009 was $4,164,157 and $8,987,763, respectively. The net tax effect (expense/(benefit)) for the six months ended December 31, 2010 and 2009 of other comprehensive loss was $84,254 and $240,921, respectively.

Note 11 – Stockholders’ Equity

Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by the various stock repurchase programs established by the Company’s Board of Directors, and through equity incentive plan transactions. On June 16, 2010, the Company announced that its Board of Directors had approved a stock repurchase program allowing the Company to repurchase up to a total of $30 million of its issued and outstanding shares of Common Stock. As of December 31, 2010, there were no amounts remaining to repurchase shares of Common Stock under this most recent stock repurchase program.

The Company repurchased and retired 139,969 shares of its Common Stock, at an average price per share of $29.66, during the three months ended December 31, 2010. These shares were settled at a total cost of $4,151,682, using available cash. Included in these totals were 53,333 shares that were repurchased in September 2010, but settled in October 2010, at a cost of $1,577,336, or an average price per share of $29.58. During the quarter ended December 31, 2009, the Company repurchased and retired a total of 215,835 shares of Common Stock that were settled at a cost of $5,189,754, or an average price per share of $24.05, using available cash.

During the six months ended December 31, 2010, the Company repurchased and retired 1,175,738 shares of its Common Stock that were settled at a cost of $29,999,994, or an average price per share of $25.52. Included in these totals were 34,400 shares that were repurchased in June 2010, but settled in July 2010, at a cost of $811,054, or an average price per share of $23.58. During the quarter ended December 31, 2009, the Company repurchased and retired 251,477 shares of Common Stock that were settled at a cost of $6,079,336, or an average price per share of $24.17, using available cash. Included in these totals were 3,500 shares that were repurchased in June 2009, but settled in July 2009, at a cost of $87,279, or an average price per share of $24.94.

Share-Based Compensation

The Company accounts for its share-based compensation plans in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (ASC 718). Compensation expense related to share-based awards is classified on the Condensed Consolidated Statements of Income within the same line items as salary or consulting expense with respect to the award recipients, and is recorded over the awards’ relevant vesting periods. Compensation expense related to share-based awards granted to the members of the Board of Directors is recorded as a component of Selling, general and administrative expense on the Condensed Consolidated Statements of Income. Total share-based compensation expense for the three and six months ended December 31, 2010 was $1,079,506 and $2,243,682, respectively. The income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense for the three and six months ended December 31, 2010 was $377,827 and $785,289, respectively. The total share-based compensation expense for the three and six months ended December 31, 2009 was $927,559 and $1,611,464, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for share-based compensation expense for the three and six months ended December 31, 2009 was $324,646 and $564,012, respectively.

On December 1, 2010, the Company held its 2010 Annual Meeting of Stockholders at which the stockholders of the Company considered and approved the Company’s Eighth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Amended Plan). The Amended Plan became effective immediately upon the stockholders’ approval. The Amended Plan authorized an additional 300,000 shares of the Company’s Common Stock for issuance under the Amended Plan of which only 40,000 shares may be issued as nonvested stock, bonus stock or stock-based awards other than stock options or cash-settled stock appreciation rights (SARs).

The following table provides additional information related to the Company’s share-based compensation:

	Three Months Ended December 31,		Estimated Unrecognized Share-based Compensation as of December 31, 2010	Weighted Average Period Remaining of Share-based Compensation as of December 31, 2010

	2010	2009
Stock options	$998,836	$959,709	$6,591,514	2.16
Non-vested stock awards	150,797	138,422	990,000	2.23
SARs	(70,127)	(170,572)	—	0.91

Total share-based compensation	$1,079,506	$927,559	$7,581,514

	Six Months Ended December 31,
	2010	2009
Stock options	$1,854,827	$1,418,156
Non-vested stock awards	290,234	263,414
SARs	98,621	(70,106)

Total share-based compensation	$2,243,682	$1,611,464

Stock Options

Stock options have been granted to officers and other employees and members of the Board of Directors of the Company, as well as non-employee outside consultants, under the Amended Plan and prior versions of this incentive compensation plan (collectively, the Employee Plan). The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). No shares are available for new awards under the Directors’ Plan and any awards of the type granted previously under the Directors’ Plan are now granted under the Employee Plan. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

During the six months ended December 31, 2010, the Company granted options to employees of the Company under the Employee Plan, with exercise prices equal to the fair market values of the Company’s Common Stock on the respective grant date, to purchase an aggregate of 385,825 shares of the Company’s Common Stock, which included 2,200 shares underlying unvested stock options that were modified. The total options granted were valued at a weighted average value of $11.15 per share on the grant date under the Black-Scholes option-pricing model, using the fair value assumptions noted in the table below and are being expensed over the three-year vesting period applicable to all of these options.

During the six months ended December 31, 2009, the Company granted options to employees of the Company under the Employee Plan, with exercise prices equal to the fair market value of the Company’s Common Stock on the respective grant date, to purchase a total of 356,490 shares of the Company’s Common Stock, which included 21,250 shares underlying unvested stock options that were modified. These options were valued at a weighted average value of $10.74 per share on the grant date under the Black-Scholes option-pricing model using the fair value assumptions noted in the following table and are being expensed over a three-year vesting period.

	Six Months Ended December 31,
	2010	2009
Dividend yield	0%	0%
Expected volatility	35% - 39%	33% - 49%
Weighted average volatility	37.60%	39%
Risk-free interest rate	0.13% - 2.255%	0.06% - 3.160%
Expected term (years)	0.25 - 7.75	0.25 - 7.57

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

A summary of the stock option activity under the Employee Plan for the six months ended December 31, 2010 is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2010	1,840,484	$24.46	$5,966,212	210,500	$21.98	$736,218
Granted	385,825	$28.99		—	$—
Cancelled	(43,341)	$30.84		(9,000)	$32.00
Exercised	(179,659)	$15.66		(60,500)	$16.12

Balance at December 31, 2010	2,003,309	$25.98	$6,621,471	141,000	$23.86	$709,740

Shares vested + expected to vest	1,973,776	$25.94	$6,612,297	141,000	$23.86	$709,740

Exercisable portion	1,307,771	$24.46	$6,362,466	141,000	$23.86	$709,740

Available for future grant at December 31, 2010	501,824			—

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers, certain other management of the Company and a non-employee outside consultant, pursuant to the Employee Plan, and generally vest in three equal annual installments based solely on continued employment or service, as applicable, with the Company. Nonvested stock awards granted to executive officers, management, non-employee members of the Board of Directors and non-employee consultants usually are commonly referred to as restricted stock, but ASC 718 reserves that term for fully vested and outstanding shares, the sale of which is contractually or governmentally prohibited for a specified period of time. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. The following table outlines the nonvested stock awards activity for the six months ended December 31, 2010.

	Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share

Balance at June 30, 2010	56,434	$21.05
Granted:
Non-employee Directors	17,818	27.22
Issued:
Executive officers & management	—	—
Non-employee Directors	(21,703)	22.35
Forfeited:
Non-employee Directors	—	—

Balance at December 31, 2010	52,549	$22.61

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled SARs awards were granted to eligible employees during the fiscal year ended June 30, 2007, and provided each participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a specified number of shares of the Company’s Common Stock over the award’s exercise price. No SARs awards were granted during the six months ended December 31, 2010 or December 31, 2009. The per-share exercise price of a SAR is equal to the closing market price of a share of the Company’s Common Stock on the date of grant.

As of December 31, 2010, the average fair market value of each of the remaining SARs was $2.43 and the related liability for all remaining SARs was $230,457. These SARs will continue to be remeasured at each reporting period until all awards are settled and are classified as liability awards as a component of Other current liabilities on the Condensed Consolidated Balance Sheets, with fluctuations in the fair market value recorded as increases or decreases in compensation cost.

The fair value of each SAR award is remeasured at each reporting period using the Black-Scholes option-pricing model with the assumptions noted in the following table for the six months ended December 31, 2010 and 2009.

	Six Months Ended December 31,
	2010	2009

Dividend yield	0%	0%

Expected volatility	35%	35%

Risk-free interest rate	0.230% - 0.333%	0.535% - 0.849%

Expected term (years)	0.91 - 1.13	1.42 - 1.63

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

Note 12 – Commitment and Contingencies

Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of December 31, 2010, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $1,431,341, from that date through fiscal 2012.

Purchase Commitments

As of December 31, 2010, the Company had outstanding non-cancelable and cancelable purchase commitments in the amount of $1,429,603 related to inventory, capital expenditures and other goods and services.

Research and Development Contractual Obligations

Under the Company’s Development and Regulatory Services Agreement with The Spectranetics Corporation, as amended, the Company’s future contributions are limited to a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products, which is reduced by the total cumulative expenses incurred through December 31, 2010 of approximately $30,000.

Cost Method Investment Obligations

See Note 6 for additional information concerning the Company’s commitment to make an additional investment in Orteq of approximately 637,000 British Pounds in preferred shares of Orteq, which is expected to approximate $1 million dependent upon the future exchange rate in effect at the date of the additional investment, upon the occurrence of future events specified within the investment agreement with Orteq.

Note 13 – Income Taxes

The Company accounts for taxes under the provisions of ASC Subtopic 740, “Income Taxes.” The amount of unrecognized tax benefits at December 31, 2010 was $116,039, of which $114,181 would impact the Company’s tax rate, if recognized.

Interest and penalties are included in Interest expense and Other income/expense respectively on the Condensed Consolidated Statements of Income. No material interest or penalty changes were recorded for the three and six months ended December 31, 2010.

Changes in the Company’s uncertain tax positions for the six months ended December 31, 2010 were as follows:

Balance at June 30, 2010	$117,216
Increases related to prior year tax positions - (R&D tax credit)	18,977
Reduction due to lapse in statute of limitations	(20,154)

Balance at December 31, 2010	$116,039

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal income tax examination for years prior to fiscal 2005 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

As a result of the December 2010 Congressional approval of an extension of the Research & Experimentation (R&E) Tax Credit, the Company recorded retroactive adjustments to its tax provision during the quarter ended December 31, 2010. These adjustments reflect the fact that the legislation is retroactive to January 1, 2010 and therefore, reduced the Company’s effective tax rate to approximately 29% for the second quarter of fiscal 2011. The Company anticipates its effective tax rate for each of the third and fourth quarters of fiscal 2011, including the related quarter’s R&E Tax Credit effect on the tax provision, will be approximately 33%, and its net effective tax rate for fiscal 2011 will be approximately 32% to 33%. In the course of estimating the Company’s annual effective tax rate and recording its quarterly income tax provision, the Company considers many factors, including its expected earnings, state income tax apportionment, estimated research and development tax credits and manufacturing deductions, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates, could have a significant impact on the Company’s effective tax rate.

Note 14 – Subsequent Event

On January 28, 2011, the Company acquired substantially all of the assets and certain operational liabilities of Nerites Corporation (Nerites), a privately-held development stage company based in Wisconsin, for a purchase price of approximately $20 million. Nerites is a surgical adhesive-based biomaterials technology company founded in 2004 to design and develop products with a technology based upon mussel adhesive proteins. Under the terms of the asset purchase agreement with Nerites, approximately $17 million of the purchase price was paid for from the Company’s available cash on hand, with the approximate remaining $3 million being held back by the Company as security for certain potential indemnification obligations. The Company will release $1.5 million on each of the first and second anniversaries of the closing date to Nerites to the extent it has not been applied toward such indemnification obligations. The Company is in the process of determining the proper accounting treatment for the transaction and currently expects the acquisition to be recorded as an asset acquistion. The Company is in the process of finalizing its valuation and purchase price allocation. If the transaction is treated as an asset acquisition, the Company expects a significant portion of the total $20 million purchase price to be assigned to acquired in-process research and development (IPR&D) and to be immediately expensed in the Company’s quarter ended March 31, 2011, because the development of core technology and research and development programs had not yet reached technological feasibility and the IPR&D had no alternative future uses.

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

We sell our biomaterials products to over 30 companies that sell them into the end-user marketplace. Our largest biomaterials customers include St. Jude Medical, to which we supply Angio-Seal™ Vascular Closure Device (Angio-Seal device) components; Arthrex, Inc. (Arthrex), to which we supply a broad range of sports medicine and trauma products; and Orthovita, Inc., to which we supply products for use in repair of the spine and orthopaedic trauma injuries. Our other key customers include Johnson & Johnson, Inc. and its subsidiaries (Johnson & Johnson), Medtronic, Inc. (Medtronic), Stryker, Inc. (Stryker), Synthes, Inc. (Synthes) and Zimmer, Inc. (Zimmer). We continue to seek to expand relationships with companies, targeting new markets, including general, pelvic and urological surgery.

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

Sales of biomaterial orthopaedic products, including products with applications primarily in sports medicine and spine, and cardiovascular products, consisting primarily of Angio-Seal components sold to St. Jude Medical, continue to be our primary source of revenue. The table below shows our orthopaedic product, cardiovascular product and general surgery product sales for the six months ended December 31, 2010 and December 31, 2009, including as a percentage of our total biomaterials sales:

	Six months ended 12/31/10	% of Biomaterials Sales	Six months ended 12/31/09	% of Biomaterials Sales	% Change Prior Period to Current Period
Net Sales of
Orthopaedic Products	$10,081,555	48%	$12,450,372	52%	(19%)
Cardiovascular Products	8,371,483	40%	9,266,711	38%	(10%)
General Surgery Products	1,991,935	9%	2,244,205	9%	(11%)
Other Products	606,811	3%	248,459	1%	144%

Total Net Sales - Biomaterials	$21,051,784	100%	$24,209,747	100%	(13%)

Our orthopaedic product sales decreased 19% in the first six months of fiscal 2011 over the comparable prior fiscal year six month period. The ongoing negative economic climate has continued to impact the medical device industry. High unemployment and a challenging health insurance environment appear to have reduced procedures in our markets. In the first half of fiscal 2011 we experienced lower orthopaedic sales than originally anticipated; however, we anticipate that orthopaedic sales, primarily in sales of spine and sports medicine products, in the second half of fiscal 2011 will increase, as customers re-balance their inventories and we introduce new products into the market.

In addition to the macroeconomic and health insurance environment factors discussed above, our net sales in the orthopaedic portion of our business are dependent on our partners’ management of their inventory levels, as well as risk factors disclosed in our Annual Report on Form 10-K under “Item 1A Risk Factors.” Due to these dependencies and other factors, sales to our orthopaedic customers can vary significantly from quarter to quarter.

Our cardiovascular sales consist primarily of Angio-Seal components sold to St. Jude Medical. Specifically, we previously supplied 100% of their requirements for the collagen plug and at least 30% of their requirements for the polymer anchors under a supply agreement that expired on December 31, 2010. Sales to St. Jude Medical are highly dependent on ordering patterns of components used in the manufacturing of the Angio-Seal device by St. Jude Medical and can vary significantly from quarter to quarter. In June 2010, we entered into a new two-year supply agreement with St. Jude Medical effective for the period from January 1, 2011 to December 31, 2012 to replace our previous supply agreement, which expired on December 31, 2010. Under this supply agreement, we are the exclusive outside supplier to St. Jude Medical of collagen plugs, but the agreement does not call for us to supply any polymer anchors to St. Jude Medical. The new supply agreement provides for calendar year 2011 minimum order levels equivalent to approximately 25% of our fiscal 2010 collagen plug sales, and calendar year 2012 minimum order levels equivalent to approximately 20% of our fiscal 2010 collagen plug sales. As a result, if St. Jude Medical’s purchase levels are at the minimum levels under this new supply agreement, our related product sales in the second half of fiscal 2011 will be substantially lower than in the second half of fiscal 2010. Royalties under our license agreement with St. Jude Medical for the Angio-Seal device are not affected by this new supply agreement.

We also have developed and manufactured products used in the general surgery markets. These products primarily include products from our extracellular matrix (ECM) program, as well as a resorbable collagen product for use in breast biopsies. In our fiscal 2010, we announced two strategic agreements involving our Medeor™ Matrix porcine dermis ECM, one with Synthes, and the other with Arthrex. Synthes launched the XCM Biologic™ Tissue Matrix, the first commercial Medeor™ Matrix product, initially focused on ventral hernia repair and breast reconstruction, in the U.S. in May 2010 and outside the U.S. (OUS) in August 2010. We expect to achieve further increases in general surgery product sales in the second half of fiscal 2011 as ECM product sales continue to expand in the U.S. and as the OUS launch gains momentum. Arthrex is expected to launch our rotator cuff repair product, Medeor™ Matrix, later in fiscal 2011. We are currently evaluating partnering opportunities for the Meso BioMatrix™ products, as well as other fields of use for the Medeor™ Matrix products. We plan to continue to expand our relationships with our current customers and build relationships with new customers, by targeting new markets, including general, pelvic and urological surgery.

The other key product in our development pipeline, not currently contributing to sales, is our cartilage repair device, which consists of a proprietary bi-phasic, resorbable biomaterials implant designed to repair focal (primary) defects of articular cartilage in joints. The device received CE Mark approval in February 2010. During the second quarter of fiscal 2011, we entered into a distribution agreement with Arthrex for the European distribution of our cartilage repair device, and pursuant to which European commercialization will begin in the second half of fiscal 2011. We subsequently received FDA approval to initiate our U.S. pilot trial for the cartilage repair device and enrolled our first patient in the second quarter of fiscal 2011. However, due to the significant cost and risk of obtaining U.S. regulatory approval with the uncertain U.S. regulatory climate, restrictive clinical requirements, protracted patient enrollment and an extended follow-up timeframe for our cartilage technology in the U.S., we are shifting our clinical activities for the cartilage product outside the U.S. We plan to reallocate our research and development funds towards products with more predictable near term regulatory approval criteria.

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

Angio-SealTM Royalty Income. We are the inventor and original developer of the Angio-Seal device, a vascular closure device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal device. We receive an approximate 6% royalty on end-user product sales by St. Jude Medical. Royalty income under the Angio-Seal device license agreement is not affected by our new supply agreement with St. Jude Medical. We believe the vascular closure device market is a mature market and anticipate that sales of the Angio-Seal device by St. Jude Medical will be relatively flat or decline slightly in upcoming years.

Vitoss™ Foam, Vitoss™, and Vitoss™ Bioactive Foam Royalty Income. Since 2003, we have partnered with Orthovita to co-develop and commercialize a series of unique and proprietary bone void filler products, branded VitossTM Foam, the first of which was launched in March 2004, and the most recent, VitossTM Bioactive Foam, which was launched during the fourth quarter of fiscal 2008. We receive a royalty on Orthovita’s end-user sales of VitossTM Foam and VitossTM Bioactive Foam products. In addition, in August 2004, we entered into an agreement to acquire the proprietary rights of a third party inventor of the VitossTM technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VitossTM technology, up to a total royalty to be received of $4.0 million, with approximately $285,000 received in the first six months of fiscal 2011 and $298,000 remaining to be received as of December 31, 2010. We expect to earn the balance of the royalty income under the Assignment Agreement during fiscal 2011. We believe the Orthovita component of our royalty income will continue to grow over the next fiscal year primarily due to product line extensions.

We have other royalty generating relationships, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Share-Based Compensation

The following table summarizes share-based compensation expense within each operating expense category of our Condensed Consolidated Statements of Income for the three and six month periods ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Cost of products sold	$261,562	$225,372	$498,215	$374,584
Research and development	420,178	365,178	875,053	681,243
Selling, general and administrative	397,766	337,010	870,414	555,637

Total share-based compensation expense	$1,079,506	$927,560	$2,243,682	$1,611,464

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

Total share-based compensation expense for the six months ended December 31, 2010 increased in relation to the corresponding period of the prior year, primarily because the first quarter of fiscal 2011 share-based compensation expense included amortized expense related to three years of equity grants, while the first quarter of fiscal 2010 equity compensation expense included amortized expense for only two years of equity grants (as a result of the acceleration of stock awards in fiscal 2008 triggered by a third party’s significant open market purchase of our Common Stock, which resulted in a “Change in Control” as then defined in the Employee Plan as then in effect), as well as adjustments in the fair value of our cash-settled SARs, which were remeasured based on, among other factors, our closing stock price on December 31, 2010.

The following table summarizes our share-based compensation expense by each fiscal year grant for the three and six month periods ended December 31, 2010 and 2009.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

SARS	$(70,127)	$(170,572)	$98,621	$(70,106)

Stock Options
Fiscal Year 2008 Grant	$55,060	$227,032	$271,122	$371,987
Fiscal Year 2009 Grant	294,423	317,540	595,621	625,622
Fiscal Year 2010 Grant	296,880	330,417	597,365	358,640
Fiscal Year 2011 Grant	352,473	—	390,719	—
Other Share-Based Compensation Adjustment	—	84,720	—	61,906

	$998,836	$959,709	$1,854,827	$1,418,155

Nonvested Stock Awards
Fiscal Year 2008 Grant	$24,117	$56,348	$64,538	$120,715
Fiscal Year 2009 Grant	68,381	68,602	119,422	129,227
Fiscal Year 2010 Grant	44,826	13,473	92,802	13,473
Fiscal Year 2011 Grant	13,473	—	13,472	—

	$150,797	$138,423	$290,234	$263,415

Total share-based compensation expense	$1,079,506	$927,560	$2,243,682	$1,611,464

In fiscal 2011, we expect an increase of approximately $1.0 million in share-based compensation expense over the $3.4 million recorded in fiscal 2010. This expected increase will be primarily a result of our fiscal 2011 stock option expense reflecting amortized expense related to 36 months of equity grants, whereas fiscal 2010 amortized expense related to 33 months of equity grants as a result of the acceleration of stock awards in fiscal 2008 triggered by a third party’s significant open market purchase of our Common Stock (as described above). We also expect additional expense relating to unfavorable mark-to-market adjustments on cash-settled SARs. Our share-based compensation expense is derived using the Black-Scholes option-pricing valuation model, which is dependent on several factors, such as weighted average assumptions, stock volatilities, employee termination behavior and other factors that differ each fiscal year. The expense may vary significantly if there is a change in any one of these valuation assumptions.

See Note 11 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our share-based compensation.

Recent Strategic Acquisitions and Investments

Orteq Sports Medicine. On December 21, 2010, we entered into a manufacturing and supply agreement with, and, pursuant to an investment agreement, made a non-controlling minority equity investment in preferred shares of Orteq Ltd. (Orteq Sports Medicine or Orteq) of approximately $2.5 million. Orteq is a privately-held medical device company headquartered in London, United Kingdom, specializing in the field of biodegradable polymer technology for meniscus repair. Pursuant to the manufacturing and supply agreement with Orteq, we acquired the exclusive worldwide manufacturing rights of Actifit® (Actifit) product line from Orteq, for a period of ten years from the date of its first U.S. commercial sale, for approximately $1.6 million. Actifit is a biocompatible synthetic meniscal scaffold which received its CE Mark approval in 2008 for the treatment of irreparable partial meniscal tears and is currently being sold throughout Europe. Additionally, under the investment agreement with Orteq, we have committed to make an additional equity investment of approximately 637,000 British Pounds in preferred shares of Orteq, which is expected to approximate $1 million dependent upon the future exchange rate in effect at the date of the additional investment, if Orteq receives approval or conditional approval from the FDA to conduct an investigational device exemption for a product pivotal trial by the second anniversary of our initial investment, which is December 21, 2012, or otherwise at our option prior to December 21, 2012. See Note 5 and Note 6 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our relationship with Orteq and the accounting treatment of these transactions.

We expect to begin receiving revenues under the manufacturing and supply agreement with Orteq after the transition of manufacturing from Orteq is completed in fiscal 2012.

Nerites Corporation. On January 28, 2011, we acquired substantially all of the net assets and certain operational liabilities of Nerites Corporation (Nerites), a privately-held developer of medical adhesives and anti-fouling coatings based in Madison, Wisconsin for a purchase price of approximately $20 million, of which approximately $17 million was paid at closing using available cash on hand, with the remainder being held back by us as a security for certain potential indemnification obligations. Nerites is developing a technology platform of adhesive-based biomaterials which could allow us to further our penetration into the regenerative medicine market. Nerites’ technology is in the early stages of development and product sales are at least three to five years away.

We are in the process of determining the proper accounting treatment for the transaction, but we currently expect the acquisition to be recorded as an asset acquisition. If the transaction is treated as an asset acquisition, we expect a significant portion of the total $20 million purchase price to be assigned to acquired in-process research and development (IPR&D) and to be immediately expensed in the quarter ended March 31, 2011, because the development of core technology and research and development programs had not yet reached technological feasibility and the IPR&D had no alternative future uses. See Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information about the transaction with Nerites.

Fiscal 2010 Cost Reduction Plan

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

Cost Method Investment. We account for our non-controlling minority equity investments using the cost method if we do not have the ability to exercise significant influence over the operating and financial policies of the investee. On a periodic basis, but no less frequently than quarterly, we assess such investments for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If, and when, an event or change in circumstances that may have a significant adverse effect on the fair value of the investment is identified, we estimate the fair value of the investment and, if the amount by which the carrying value of the cost method investment exceeds its fair value, and the reduction in value is determined to be other than temporary, we record an impairment loss on the investment.

Valuation of Financial Instruments. We adopted the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (ASC 820) for financial assets and liabilities, which provides guidance for using fair value to measure financial assets and liabilities by defining fair value as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Categorization is based on a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. See Note 9 to the Consolidated Financial Statements included in this Form 10-Q for further discussion regarding the fair value of financial assets and liabilities.

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

Income Taxes. In the course of estimating our estimated annual effective tax rate and recording our quarterly income tax provisions, we consider many factors, including our expected earnings, state income tax apportionment, estimated research and development tax credits and manufacturing deductions, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates, could have a significant impact on our effective tax rate.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2010 and 2009

Total Revenues. Total revenues of $17.4 million for the three months ended December 31, 2010 decreased 9% from total revenues of $19.1 million for the three months ended December 31, 2009.

Total Net Sales. Net sales of products decreased 13% to $10.9 million in the three months ended December 31, 2010, compared to net sales of $12.5 million in the three months ended December 31, 2009. We had a $1.0 million, or 9%, decrease in our biomaterials sales, and a $600,000, or 68%, decrease in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $10.6 million in the three months ended December 31, 2010, a 9% decrease compared to $11.6 million in the same period of the prior fiscal year. Biomaterials sales include revenue recognized from products shipped, as well as revenue generated from product development programs with, and milestone revenue earned from, biomaterials customers. Biomaterials sales for the three months ended December 31, 2010 were primarily composed of sales of orthopaedic products, consisting primarily of sports medicine and spine products, of $4.8 million, a decrease of $1.2 million, or 20%, from $6.0 million for the three months ended December 31, 2009. Sales of sports medicine product sales decreased $421,000, or 14%, to $2.6 million in the three months ended December 31, 2010 from $3.1 million in the same period of the prior fiscal year due primarily to variations in customer ordering patterns in the quarter, as well as the ongoing negative economic climate causing reduced procedures in these markets. Sales of spine products decreased $859,000, or 30%, to $2.0 million in the three months ended December 31, 2010 from $2.8 million in the same period of the prior fiscal year, reflecting a continued overall weakness in the spine market and inventory reductions by our largest spine products customer.

Additionally, cardiovascular product sales, consisting principally of sales of vascular closure product components to St. Jude Medical, decreased approximately $223,000, or 5%, to $4.1 million in the three months ended December 31, 2010 from $4.3 million in the same period of the prior fiscal year. The decrease in sales of Angio-Seal components to St. Jude Medical was primarily attributable to variations in ordering patterns of components used in the manufacture of the Angio-Seal device by St. Jude Medical. The fluctuation in Angio-Seal component sales in any given period is not always indicative of the change in end-user sales of the Angio-Seal device by St. Jude Medical in the same period, due to variations in ordering patterns of the components used in the manufacturing of the Angio-Seal device by St. Jude Medical, inventory stocking and supplements to St. Jude Medical’s production, as well as the impact of foreign currency exchange on end-user sales. See discussion about the impact of the new supply agreement with St. Jude Medical in the Overview section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this Form 10-Q.

General surgery product sales were approximately $1.4 million for the three months ended December 31, 2010, an increase of approximately $309,000, or 29%, from $1.1 million in the same period of the prior fiscal year. Second quarter fiscal 2011 general surgery sales consisted primarily of initial shipments to Synthes related to the OUS launch of our new ECM product, XCM BiologicTM Tissue Matrix.

Endovascular Sales. Endovascular sales were $269,000 in the three months ended December 31, 2010, a 68% decrease compared to sales of $835,000 in the same period of the prior fiscal year. Endovascular sales include revenue recognized from products shipped, as well as milestone revenue recognized from product development programs with The Spectranetics Corporation (Spectranetics). The endovascular sales decrease was primarily due to a decrease in QuickCat product sales as manufacturing of the QuickCat product was transferred to Spectranetics as of December 31, 2009. In the quarters ended December 31, 2010 and 2009, we recognized revenue of $144,000 for two milestones achieved in the fiscal year ended June 30, 2009 under our Development and Regulatory Service Agreement with Spectranetics. The achievement of the future remaining research and development milestone payments pursuant to the agreements with Spectranetics could be negatively affected by the performance of Spectranetics and may at a minimum be delayed and may not be received from Spectranetics at all.

Royalty Income. Royalty income of $6.5 million in the three months ended December 31, 2010 decreased 2% from $6.6 million in the three months ended December 31, 2009.

Royalty income of $4.9 million from St. Jude Medical’s Angio-Seal net end-user sales in the quarter ended December 31, 2010 decreased 2% from $5.0 million in the same period of the prior fiscal year. Royalty income of $1.4 million from Orthovita’s net end-user sales of Vitoss™, Vitoss™ Foam and Vitoss™ Bioactive Foam products decreased 7% from $1.5 million in the same period of the prior fiscal year reflecting the impact of the general negative economic conditions in the spine markets.

Cost of Products Sold.

	Three Months Ended 12/31/10	Three Months Ended 12/31/09	% Change Prior Period to Current Period
Cost of products sold	$6,339,696	$6,491,985	(2%)
Gross Margin on Net Sales	42%	48%

Cost of products sold was $6.3 million in the three months ended December 31, 2010, a $0.2 million, or 2%, decrease from $6.5 million in the three months ended December 31, 2009. Gross margin on net sales was 42% for the three months ended December 31, 2010 and 48% for the same period of the prior fiscal year. Negatively affecting our gross margin in the three months ended December 31, 2010 were higher period costs related to reduced production levels due to lower sales. Also contributing to the reduction of cost of products sold was the $1.6 million decrease in net sales, excluding net milestone revenue recognized of $245,000 in the three months ended December 31, 2010 and $211,000 in the three months ended December 31, 2009. Included within cost of products sold during the quarter ended December 31, 2009, as a result of the previously disclosed cost reduction plan implemented in the second quarter of fiscal 2010, was $944,000 in unabsorbed overhead charges due to reduced work schedules during the quarter, as well as $404,000 in severance charges.

Research and Development Expense.

	Three Months Ended 12/31/10	Three Months Ended 12/31/09	% Change Prior Period to Current Period

Research & Development	$3,969,787	$4,686,515	(15%)

Research & Development as a % of Revenue	23%	25%

Research and development expense was $4.0 million in the three months ended December 31, 2010, a decrease of $0.7 million, or 15%, from $4.7 million in the three months ended December 31, 2009. Research and development expense primarily decreased due to $536,000 in severance costs related to the cost reduction plan that was implemented in the quarter ended December 31, 2009. Additionally, our endovascular research and development efforts have decreased year over year offset in part by an increase in expense related to our ECM research and development efforts. Research and development expense was 23% of our total revenue for the three months ended December 31, 2010 and 25% of revenue in the three months ended December 31, 2009.

Fiscal 2011 will include a significant investment in research and development, with total research and development spending for fiscal 2011 estimated to be approximately $17 to $18 million. We plan to increase our clinical activities for the ECM products in the U.S. and outside the U.S. However, as previously discussed, we are shifting our clinical activities for the cartilage product outside the U.S. We plan to reallocate our research and development funds towards products with more predictable near term regulatory approval criteria.

Though we are in the process of determining the proper accounting treatment of the recent acquisition of Nerites, as more fully described within Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q, we expect a significant portion of the total $20 million purchase price to be assigned to acquired in-process research and development (IPR&D) and to be immediately expensed in the Company’s quarter ended March 31, 2011.

Selling, General and Administrative Expense.

	Three Months Ended 12/31/10	Three Months Ended 12/31/09	% Change Prior Period to Current Period

Selling, General and Administrative	$2,065,631	$2,104,307	(2%)

Selling, General and Administrative as a % of Revenue	12%	11%

Selling, general and administrative expense was $2.1 million in the three months ended December 31, 2010, consistent with selling, general and administrative expense in the three months ended December 31, 2009. Included within selling, general and administrative expense for the three months ended December 31, 2009 was $71,000 in severance charges, as a result of the cost reduction plan implemented in the second quarter of fiscal 2010.

Interest Income. Interest income decreased by 32% to $127,000 in the three months ended December 31, 2010 from $188,000 in the same period of the prior fiscal year. This decrease was due to a decrease in our average cash and investment balances over the same period of the prior fiscal year, primarily due to our stock repurchases under our stock repurchase programs. See “Stock Repurchase Programs” below.

Interest Expense. Interest expense in the three months ended December 31, 2010 was $508,000, a decrease of 4% from $528,000 in the same period of the prior fiscal year due to the lower outstanding mortgage balance. We have borrowed $35.0 million under our Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is hedged by a fixed interest rate swap agreement (the Swap) bearing interest of 6.44%. The Mortgage balance was $30.7 million as of December 31, 2010. See Note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Other Income/Expense. Other Income increased to $89,000 in the three months ended December 31, 2010 from $5,000 in the same period of the prior fiscal year. This increase was primarily due to the realized gain on the sale of selected available-for-sale municipal obligations during the three months ended December 31, 2010.

Income Tax Expense. Our income tax expense for the three months ended December 31, 2010 was approximately $1.4 million, resulting in an effective tax rate of approximately 29%. As a result of the December 2010 Congressional approval of an extension of the Research & Experimentation (R&E) Tax Credit, we recorded retroactive adjustments to our tax provision during our second fiscal quarter ended December 31, 2010. The adjustments reflect that the tax credit is retroactive to January 1, 2010 and, therefore, reduced our effective tax rate to approximately 29% for the second quarter of fiscal 2011. Our income tax expense for the comparable three months ended December 31, 2009 was approximately $1.8 million, resulting in an effective tax rate of approximately 33%. We anticipate our effective tax rate for each of the third and fourth quarters of fiscal 2011 will be approximately 33%, reflecting the related quarter’s R&E Tax Credit effect on the tax provision, and therefore, our net effective tax rate for fiscal 2011 will be approximately 32% to 33%. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

Comparison of Six Months Ended December 31, 2010 and 2009

Total Revenues. Total revenues of $34.3 million for the six months ended December 31, 2010 decreased 12% from total revenues of $38.8 million for the six months ended December 31, 2009.

Total Net Sales. Net sales of products decreased 16% to $21.8 million in the six months ended December 31, 2010, compared to net sales of $25.9 million in the six months ended December 31, 2009. We had a $3.2 million, or 13%, decrease in our biomaterials sales, and a $1.0 million, or 57%, decrease in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $21.1 million in the six months ended December 31, 2010, a 13% decrease compared to $24.2 million in the same period of the prior fiscal year. Biomaterials sales include revenue recognized from products shipped, as well as revenue generated from product development programs with, and milestone revenue earned from, biomaterials customers. Biomaterials sales for the six months ended December 31, 2010 were primarily composed of sales of orthopaedic products, consisting primarily of sports medicine and spine products, of $10.1 million, a decrease of $2.4 million, or 19%, from $12.5 million for the six months ended December 31, 2009. Sales of sports medicine product sales decreased $1.3 million, or 20%, to $5.3 million in the six months ended December 31, 2010 from $6.7 million in the same period of the prior fiscal year due primarily to variations in customer ordering patterns in the period as well as the ongoing negative economic climate causing reduced procedures in these markets. Sales of spine products decreased $1.1 million, or 19%, to $4.5 million in the six months ended December 31, 2010 from $5.6 million in the same period of the prior fiscal year, reflecting a continued overall weakness in the spine market and inventory reductions by our largest spine products customer.

Additionally, cardiovascular product sales decreased approximately $895,000, or 10%, to $8.4 million in the six months ended December 31, 2010 from $9.3 million in the same period of the prior fiscal year. The decrease in sales of Angio-Seal components to St. Jude Medical was primarily attributable to variations in ordering patterns of components used in the manufacture of the Angio-Seal device by St. Jude Medical.

General surgery product sales were approximately $2.0 million for the six months ended December 31, 2010, a decrease of approximately $252,000, or 11%, from $2.2 million in the same period of the prior fiscal year. The first half of fiscal 2011 general surgery sales consisted primarily of initial shipments to Synthes related to the U.S. and OUS launches of our new ECM product, XCM BiologicTM Tissue Matrix; however, these product sales were more than offset by lower sales of our breast biopsy product. This was due to the customer reducing inventory levels.

Endovascular Sales. Endovascular sales were $728,000 in the six months ended December 31, 2010, a 57% decrease compared to sales of $1.7 million in the same period of the prior fiscal year. Endovascular sales include revenue recognized from products shipped, as well as milestone revenue recognized from product development programs with Spectranetics. The endovascular sales decrease was primarily due to a decrease in QuickCat product sales. In the six month periods ended December 31, 2010 and 2009, we recognized revenue of $288,000 for two milestones achieved in the fiscal year ended June 30, 2009 under our Development and Regulatory Service Agreement with Spectranetics.

Royalty Income. Royalty income of $12.5 million in the six months ended December 31, 2010 decreased 3% from $12.9 million in the six months ended December 31, 2009.

Royalty income of $9.5 million from St. Jude Medical’s Angio-Seal net end-user sales in the six month period ended December 31, 2010 decreased 4% from $9.9 million in the same period of the prior fiscal year. Royalty income of $2.8 million from Orthovita’s net end-user sales of Vitoss™, Vitoss™ Foam and Vitoss™ Bioactive Foam products decreased 3% from $2.9 million in the same period of the prior fiscal year reflecting the impact of the general negative economic conditions in the spine markets.

Cost of Products Sold.

	Six Months Ended 12/31/10	Six Months Ended 12/31/09	% Change Prior Period to Current Period
Cost of products sold	$10,559,821	$12,030,385	(12%)
Gross Margin on Net Sales	52%	54%

Cost of products sold was $10.6 million in the six months ended December 31, 2010, a $1.5 million, or 12%, decrease from $12.0 million in the six months ended December 31, 2009. Gross margin on net sales was 52% for the six months ended December 31, 2010 and 54% for the same period of the prior fiscal year. Negatively affecting our gross margin in the six months ended December 31, 2010 were higher period costs related to reduced production levels due to lower sales. Also contributing to the reduction of cost of products sold was the $4.2 million decrease in net sales, excluding net milestone revenue recognized of $489,000 in the six months ended December 31, 2010 and $396,000 in the six months ended December 31, 2009. Included within cost of products sold during the quarter ended December 31, 2009, as a result of the previously disclosed cost reduction plan, was $944,000 in unabsorbed overhead charges due to reduced work schedules during the second quarter of fiscal 2010, as well as $404,000 in severance charges.

Research and Development Expense.

	Six Months Ended 12/31/10	Six Months Ended 12/31/09	% Change Prior Period to Current Period

Research & Development	$8,247,170	$8,962,086	(8%)

Research & Development as a % of Revenue	24%	23%

Research and development expense of $8.2 million in the six months ended December 31, 2010 decreased $0.7 million, or 8%, from $9.0 million in the six months ended December 31, 2009. Research and development expense primarily decreased due to $536,000 in severance costs related to the cost reduction plan that was implemented in the quarter ended December 31, 2009. Additionally, our endovascular research and development efforts have decreased year over year offset in part by an increase in expense related to our ECM research and development efforts. Research and development expense was 24% of our total revenue for the six months ended December 31, 2010 and 23% of revenue in the three months ended December 31, 2009.

Selling, General and Administrative Expense.

	Six Months Ended 12/31/10	Six Months Ended 12/31/09	% Change Prior Period to Current Period

Selling, General and Administrative	$4,363,507	$4,284,238	2%

Selling, General and Administrative as a % of Revenue	13%	11%

Selling, general and administrative expense of $4.4 million in the six months ended December 31, 2010 increased $79,000, or 2%, from $4.3 million in the six months ended December 31, 2009. The increase in selling, general and administrative expense over the prior comparable period was primarily due to an increase is share-based compensation expense of approximately $315,000, partially offset by a decrease in professional services fees of approximately $143,000 and a decrease in severance costs of $71,000 related to the cost reduction plan implemented during the second quarter of fiscal 2010.

Interest Income. Interest income decreased by 22% to $282,000 in the six months ended December 31, 2010 from $362,000 in the same period of the prior fiscal year. This decrease was due to a decrease in our average cash and investment balances over the same period of the prior fiscal year primarily due to our stock repurchases under our stock programs. See “Stock Repurchase Programs” below.

Interest Expense. Interest expense in the six months ended December 31, 2010 was $1.0 million, a decrease of 4% from $1.1 million in the same period of the prior fiscal year due to the lower outstanding mortgage balance. We have borrowed $35.0 million under the Mortgage. The Mortgage is hedged by the Swap. The Mortgage balance was $30.7 million as of December 31, 2010. See Note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Other Income/Expense. Other Income increased to $93,000 in the six months ended December 31, 2010 from other expense of $12,000 in the same period of the prior fiscal year. This increase was primarily due to the realized gain on the sale of selected available-for-sale municipal obligations during the six month period ended December 31, 2010.

Income Tax Expense. Our income tax expense for the six months ended December 31, 2010 was approximately $3.3 million, resulting in an effective tax rate of approximately 32% for the six month period. As a result of the December 2010 Congressional approval of an extension of the Research & Experimentation (R&E) Tax Credit, we recorded retroactive adjustments to our tax provision during our second fiscal quarter ended December 31, 2010. The adjustments reflect that the tax credit is retroactive to January 1, 2010 and, therefore, reduced our effective tax rate to approximately 32% for the first half of fiscal 2011. Our income tax expense for the comparable six months ended December 31, 2009 was approximately $4.3 million, resulting in an effective tax rate of approximately 33%.

See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $42.8 million as of December 31, 2010, a decrease of $22.9 million from our balance of $65.7 million at June 30, 2010, the end of our prior fiscal year. Our working capital was $61.9 million as of December 31, 2010, a decrease of $18.4 million from our working capital of $80.3 million at June 30, 2010. The decrease in cash and working capital was primarily due to our stock repurchases of $30.0 million, principally under our stock repurchase programs. See “Stock Repurchase Programs” below.

Operating Activities

Net cash provided by our operating activities was $9.4 million in the six months ended December 31, 2010. For the six months ended December 31, 2010, we had net income of $7.2 million, non-cash depreciation and amortization of $3.5 million, a net effect of non-cash employee share-based compensation and related tax events of $2.7 million and a change in deferred income taxes of $1.3 million, which was primarily the result of the change in our current deferred tax assets.

Cash used in operations as a result of changes in asset and liability balances was $5.3 million. This use of cash was primarily a result of a decrease in accounts payable and accrued expenses of $3.3 million and an increase in prepaid expenses of $1.9 million, primarily as a result of estimated federal tax payments made during the period, an increase in our inventory balance of $1.1 million, and a decrease in our deferred revenue balance of $348,000. Offsetting these uses of cash was cash provided by a decrease in our receivable balances of $1.4 million, primarily due to the decrease in sales.

Investing Activities

Cash provided by investing activities was $21.0 million for the six months ended December 31, 2010. This increase in cash was primarily the result of $26.0 million of maturities within our investment portfolio offset by a total of $4.1 million of cash used in our cost method investment in Orteq and the purchase of the manufacturing rights of Actifit® products from Orteq and for capital expenditures of $914,000 to continue to expand our research and development and manufacturing capabilities and improve our information technology systems.

Financing Activities

Cash used in financing activities was $26.6 million for the six months ended December 31, 2010. This amount was primarily the result of $30.0 million in Common Stock repurchases and $700,000 in repayments of long-term debt, offset by $3.8 million in cash proceeds from the net effect of the exercise of stock options.

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

During the three months ended December 31, 2010, we repurchased and retired a total of 139,969 shares of Common Stock that were settled at a total cost of $4.2 million, or an average price per share of $29.66, using available cash. During the six months ended December 31, 2010, we repurchased and retired a total of 1,175,738 shares of Common Stock that were settled at a total cost of $30.0 million, or an average price per share of $25.52, using available cash. The stock repurchase program was completed in October 2010. Commissions and other related costs associated with these stock repurchases totaled $4,199 and $35,272 for the three and six months ended

December 31, 2010, respectively. We financed these repurchases using available cash, liquid investments and cash from operations. See Note 11 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our stock repurchase programs. See Part II. Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) in this Form 10-Q.

General

We plan to continue to increase our research and development spending for our biomaterials products as we expand our clinical activities relating to our ECM programs both in the U.S. and outside the U.S., cartilage repair outside the U.S. and other new technologies including those acquired with the Nerites acquisition.

On January 28, 2011, we acquired substantially all of the assets of Nerites Corporation for a purchase price of approximately $20 million. See Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q for a detailed description of this acquisition. Taking into consideration the use of approximately $17 million of cash subsequent to December 31, 2010, we continue to believe our current cash and investment balances and expected future cash generated from operations will be sufficient to meet our operating, financing, and capital requirements for the next 12 months. Although we believe our cash and investment balances will also be sufficient on a longer term basis, that will depend on numerous factors, including the following: continuation of our existing customer relationships and royalty streams; market acceptance of our existing and future products; the successful commercialization of products in development; the costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, future clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; the development of strategic alliances for the marketing of certain of our products; and the cost of entering into any future acquisitions or other similar strategic transactions.

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

Contractual Obligations and Other Contingent Commitments

Presented below is a summary of our approximate aggregate contractual obligations and other contingent commitments at December 31, 2010, for future payments under contracts and other contingent commitments, for fiscal 2011 and beyond:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations (1):
Secured Commercial Mortgage	$30,683,330	$1,399,997	$2,800,000	$2,800,000	$23,683,333
Interest on Mortgage	22,044,975	1,961,105	3,648,475	3,291,445	13,143,950
Purchase Obligations (2):	1,429,603	1,429,603	—	—	—
Other Obligations:
Research and Development Contractual Obligations (3)	2,720,157	—	—	—	—
Cost Method Investment Obligation (4)	1,000,000	—	—	—	—
Employment Agreements (5)	1,431,341	1,107,303	324,038	—	—
FIN 48 Tax Obligations (6)	—	—	—	—	—
Other Long-Term Liabilities
Deferred Revenue Non-Current (7)	2,889,241	—	1,069,005	636,312	1,183,924
Other Non-Current Liabilities (8)	5,014,887	—

Total Contractual Obligations	$67,213,534	$5,898,008	$7,841,518	$6,727,757	$38,011,207

These obligations are related to the Mortgage and other agreements that are legally binding and enforceable against us.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage outstanding principal balance of $30.7 million as of December 31, 2010. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the future interest obligations are not recorded on our Condensed Consolidated Balance Sheet. See Note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(2)	These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(3)	Under the Development and Regulatory Services Agreement with Spectranetics, as amended, our contributions are capped at a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products, which is reduced by the total cumulative expenses incurred through December 31, 2010 of approximately $30,000. We are unable to reliably estimate the amount and timing of these contributions because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets.
(4)	Under the investment agreement with Orteq, we have committed to make an additional minority equity investment of approximately 637,000 British Pounds in preferred shares of Orteq, which is expected to approximate $1 million dependent upon the future exchange rate in effect at the date of the additional investment, if Orteq receives approval or conditional approval from the FDA to conduct an investigational device exemption for a product pivotal trial by the second anniversary of the our initial investment, which is December 21, 2012, or otherwise at our option prior to December 21, 2012. Any such additional investment is expected to increase our ownership interest to approximately 10% of Orteq.
(5)	We have entered into employment agreements with certain of our named executive officers. As of December 31, 2010, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $1,431,341, from that date through fiscal 2012. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(6)	Liabilities for uncertain tax positions in the aggregate amount of $118,052 have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of these liabilities. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(7)	Non-current deferred revenue includes milestone payments received by us pursuant to customer agreements, as well as advance payments from customers for future services. Several of these deferred milestone revenues are non-refundable and may not require future performance from our Company. These liabilities are recorded in accordance with U.S. GAAP, and are recorded on our Condensed Consolidated Balance Sheets.
(8)	This value represents the estimated amount we would pay to terminate the Swap if we were to prepay the Mortgage. We currently do not intend to prepay the Mortgage and, therefore, are unable to reliably estimate the period of cash settlement of the Swap, if any. In accordance with U.S. GAAP, this liability is recorded on our Condensed Consolidated Balance Sheets. See Note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. We have based these forward-looking statements largely on our current expectations and forecasts about our prospects, opportunities, future events and trends affecting our business. In this report, the words “believe,” “may,” “will,” “should,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “forecast,” “plan” and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements, but they are not the exclusive means of identifying them.

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as supplemented in our Periodic Reports on Form 10-Q, include but are not limited to the following:

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

•

future success of our research and development efforts with respect to biomaterials products, including our cartilage repair and extracellular matrix technologies and the recently acquired adhesive technology from Nerites,

•	Synthes’ success in selling our extracellular matrix products, and future market acceptance of our biomaterials products;

•	the performance of Spectranetics as the marketer and distributor and, in the future, the manufacturer of the ThromCat products;

•

future success of our research and development efforts with respect to the endovascular products, including the risk that those efforts will not be successful and that some of the associated milestone payments will not be received from Spectranetics;

•	risk that our relationship with Orteq will not be successful and our investment with Orteq may become impaired;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community or new technology introduced replacing our products;

•	the loss of, or interruption of supply from, key vendors;

•	the successful initiation and completion of clinical trials in both the U.S. and Europe to support regulatory approval of future generations of our products;

•	our ability to scale up the manufacturing of our products to accommodate sales volumes;

•	our dependence on our customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	our dependence on key vendors and personnel;

•	our use of hazardous materials, which could expose us to future environmental liabilities;

•	international market risks that could harm future international sales of our products and our customers;

•	the unpredictability of our future operating results and trading price of our stock from quarter to quarter;

•	risks related to product recalls of, and other manufacturing issues relating to, our partners’ biomaterials or endovascular products;

•	risks related to our intellectual property, including patent and proprietary rights and trademarks;

•

risks related to our industry, including potential for litigation, product liability claims, ability to obtain reimbursement for our products, changes in applicable laws or regulations (including in particular, healthcare and tax laws and regulations), and our products’ exposure to extensive government regulation;

•	risks related to reform of the U.S. healthcare system and its potential effects on our customers’ demand and our product pricing;

•	adherence and compliance with corporate governance laws, regulations and other obligations affecting our business; and

•	general economic and business conditions, nationally, internationally and within our markets.

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

Investment Portfolio

Our investment portfolio consists of high quality municipal securities. The majority of these investments have maturities ranging from less than one year to approximately three years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only securities with secondary or resale markets. We have an audit committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of December 31, 2010, our total investment portfolio consisted of approximately $16.0 million of investments. While our investments generally may be sold at any time because the portfolio includes available-for-sale securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. We do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We review our investments to identify and evaluate investments that have an indication of possible impairment. We have no intent to sell any of these investments until a recovery of their respective fair values, which may be at maturity, and we have no current requirement to sell any of these investments. Additional information regarding our investments is located in Note 2 to the Condensed Consolidated Financial Statements included herein in this Form 10-Q.

Debt

On May 25, 2006, we entered into a $35.0 million aggregate ten-year fixed interest rate Swap, with Citibank, N.A., to manage the market risk from changes in interest rates under the Mortgage. On May 25, 2006 and November 23, 2007, the Company obtained $8 million and $27 million advances, respectively, under the Mortgage (see Note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q). Our objective and strategy for undertaking the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. We currently utilize the Hypothetical Derivative Method in determining the hedge effectiveness of the hedged item each period. We do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. If the conditions underlying the Swap or the hedge item change, there is a risk that our hedged item would be deemed an ineffective hedge, and therefore, we would record changes in the fair value of the Swap within our Condensed Consolidated Statements of Income, as well as our Condensed Consolidated Statements of Cash Flows. Additional information regarding the Swap is located in Note 8 – under the heading “Interest Rate Swap Agreement” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

The Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 includes a detailed discussion of our risk factors. There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, except that the following risk factor has been added:

We recently entered into a manufacturing agreement with, and made a non-controlling minority equity investment in Orteq Ltd. Orteq could make business decisions that are not in our best interests or with which we do not agree, which could impair the value of our investment in Orteq.

Pursuant to our investment agreement with Orteq, we obtained a non-controlling minority equity investment in Orteq. Accordingly, we are not able to exert control or influence over Orteq or their business decisions. Our inability to control or influence Orteq could prevent us from liquidating our interests in them at a time or at a price that is favorable to us. Orteq may not act in ways that are consistent with our business strategy or that are in our best interests. These factors may limit our ability to maximize our return, and cause us to recognize losses, on our investment in Orteq.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information about our purchases of our equity securities during October, November and December 2010:

Period	Total number of shares purchased *	Average price paid per share (1)	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (2)
October 1-31, 2010	139,969	$29.66	—
November 1-30, 2010	—	—	—
December 1-31, 2010	—	—	—

Total	139,969	$24.96

*	All shares purchased under a publicly announced plan on the purchase date (i.e., settlement date).
(1)	Average price paid per share is calculated on the purchase date and excludes commissions paid to brokers.
(2)	Represents the remaining approximate dollar amount of our issued and outstanding Common Stock that may yet be repurchased under the $30,000,000 repurchase program, which was announced on June 16, 2010, and did not have any scheduled expiration date. All purchases reflected in the table above were made pursuant to this $30,000,000 repurchase program, which was completed in October 2010 and under which there are no shares remaining for repurchase.

Item 6. Exhibits.

Exhibit	Description	Incorporation By Reference To

10.1	Mutual Consent to Extend Employment Term for Todd M. DeWitt, Vice President of Biomaterials, dated October 15, 2010.	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 21, 2010.

10.2	Mutual Consent to Extend Employment Term for James T. Rauth, P.E., Vice President of Operations, dated October 15, 2010.	Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 21, 2010.

10.3	Consulting Agreement, dated as of October 22, 2010 between Kensey Nash Corporation and Harold N. Chefitz.	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 25, 2010.

10.4	Eighth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan, as amended by the First Amendment thereto.	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 7, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: February 9, 2011	By:	/s/ Michael Celano

Michael Celano
Chief Financial Officer
(Principal Financial and Accounting Officer)