Form 10-Q
period 2011-03-31
KENSEY NASH CORP
filed 2011-05-06
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2011

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

As of April 30, 2011, there were 8,529,513 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial

Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS:	March 31,	June 30,
CURRENT ASSETS:	2011	2010
Cash and cash equivalents	$16,965,992	$23,102,362
Investments	13,778,938	42,571,544
Trade receivables, net of allowances for doubtful accounts of $5,867 and $13,513 as of March 31, 2011 and June 30, 2010 respectively	3,899,261	5,307,563
Royalties receivable	6,019,671	5,818,310
Other receivables (including $10,043 and $2,582 at March 31, 2011 and June 30, 2010, respectively, due from non-executive employees)	608,382	1,119,703
Inventory	9,751,092	8,885,875
Deferred tax asset, current portion	2,461,576	2,857,262
Prepaid expenses and other	3,316,785	1,091,760

Total current assets	56,801,697	90,754,379

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land	4,883,591	4,883,591
Building	46,632,773	46,489,239
Machinery, furniture and equipment	33,608,889	32,728,301
Construction in progress	505,050	63,322

Total property, plant and equipment	85,630,304	84,164,453
Accumulated depreciation	(32,721,043)	(29,179,563)

Net property, plant and equipment	52,909,261	54,984,890

OTHER ASSETS:
Deferred tax asset, non-current portion	7,277,196	1,872,619
Acquired patents and other intangibles, net of accumulated amortization of $7,371,846 and $6,628,605 at March 31, 2011 and June 30, 2010, respectively	4,750,765	2,048,595
Goodwill	4,366,273	4,366,273
Cost method investment	2,452,665	—
Other non-current assets	67,051	93,973

Total other assets	18,913,950	8,381,460

TOTAL	$128,624,908	$154,120,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,791,662	$2,460,740
Accrued expenses	2,316,278	5,494,910
Other current liabilities	1,609,115	131,836
Current portion of debt	1,399,997	1,399,997
Deferred revenue	958,019	947,378

Total current liabilities	8,075,071	10,434,861

OTHER LIABILITIES:
Long term debt	28,933,333	29,983,333
Deferred revenue, non-current	2,665,473	3,336,780
Other non-current liabilities	6,027,512	5,542,509

Total liabilities	45,701,389	49,297,483

COMMITMENTS AND CONTINGENCIES (See Note 13)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, of which 25,000 shares are designated as Series A junior participating preferred stock, $.001 par value, no shares issued or outstanding at March 31, 2011 and June 30, 2010	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 8,529,313 and 9,437,236 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	8,529	9,403
Capital in excess of par value	6,038,052	27,528,282
Retained earnings	79,691,031	80,561,830
Accumulated other comprehensive loss	(2,814,093)	(3,276,269)

Total stockholders’ equity	82,923,519	104,823,246

TOTAL	$128,624,908	$154,120,729

See notes to Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

REVENUES:
Net sales
Biomaterial sales	$11,906,007	$13,036,278	$32,957,791	$37,246,025
Endovascular sales	214,199	203,917	942,031	1,896,563

Total net sales	12,120,206	13,240,195	33,899,822	39,142,588
Royalty income	6,472,177	6,706,219	19,012,083	19,616,276

Total revenues	18,592,383	19,946,414	52,911,905	58,758,864

OPERATING COSTS AND EXPENSES:
Cost of products sold	5,706,761	5,689,060	16,266,582	17,719,445
Research and development	4,530,696	4,325,390	12,777,866	13,287,476
Selling, general and administrative	2,223,210	2,318,272	6,586,717	6,602,510
Acquired in-process research and development	18,233,006	—	18,233,006	—

Total operating costs and expenses	30,693,673	12,332,722	53,864,171	37,609,431

(LOSS)/INCOME FROM OPERATIONS	(12,101,290)	7,613,692	(952,266)	21,149,433

OTHER INCOME (EXPENSE):
Interest income	71,705	173,518	353,481	535,475
Interest expense	(491,077)	(509,561)	(1,513,494)	(1,574,822)
Other income (expense)	651	2,784	93,312	(9,309)

Total other expense - net	(418,721)	(333,259)	(1,066,701)	(1,048,656)

(LOSS)/INCOME BEFORE INCOME TAX	(12,520,011)	7,280,433	(2,018,967)	20,100,777
Income tax benefit/(expense)	4,470,697	(2,278,873)	1,148,168	(6,558,879)

NET (LOSS)/INCOME	$(8,049,314)	$5,001,560	$(870,799)	$13,541,898

BASIC (LOSS)/EARNINGS PER SHARE	$(0.94)	$0.47	$(0.10)	$1.24

DILUTED (LOSS)/EARNINGS PER SHARE	$(0.94)	$0.46	$(0.10)	$1.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,525,786	10,674,340	8,692,793	10,950,085

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,525,786	10,943,750	8,692,793	11,271,794

See notes to Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Capital in Excess of Par	Retained	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Value	Earnings	(Loss)/Income	(Loss)/Income	Total
BALANCE, JUNE 30, 2010	9,402,836	$9,403	$27,528,282	$80,561,830	$(3,276,269)		$104,823,246
Exercise/Issuance of:
Stock options	242,292	242	3,820,221				3,820,463
Nonvested stock awards	25,523	25	(25)				—
Stock repurchase	(1,141,338)	(1,141)	(29,222,040)				(29,223,181)
Tax benefit from exercise/issuance of:
Stock options			683,127				683,127
Nonvested stock awards			47,847				47,847
Employee share-based compensation:
Stock options			2,770,138				2,770,138
Nonvested stock awards			410,502				410,502
Net Loss				(870,799)		$(870,799)	(870,799)
Change in unrealized gain on investments (net of tax)					(197,572)	(197,572)	(197,572)
Change in interest rate swap unrealized loss (net of tax)					659,748	659,748	659,748

Comprehensive loss						$(408,623)

BALANCE, MARCH 31, 2011	8,529,313	$8,529	$6,038,052	$79,691,031	$(2,814,093)		$82,923,519

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES:
Net (loss)/income	$(870,799)	$13,541,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,013,206	5,409,908
Share-based compensation:
Stock options	2,770,138	2,199,754
Nonvested stock awards	410,502	397,815
Cash-settled stock appreciation rights	(22,721)	(150,664)
Tax benefit from exercise/issuance of:
Stock options	683,127	195,831
Nonvested stock awards	47,847	5,015
Excess tax benefits from share-based payment arrangements	(353,614)	(150,480)
Deferred income taxes	(5,257,754)	(127,620)
(Gain)/Loss on disposal/retirement of property, plant and equipment	(24,776)	11,385
Acquired in-process research and development	18,233,006	—
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable	1,732,828	(926,260)
Prepaid expenses and other current assets	(2,201,491)	(270,339)
Inventory	(865,217)	1,193,798
Accounts payable and accrued expenses	(3,138,007)	(2,649,133)
Deferred revenue, current	(8,641)	88,630
Deferred revenue, non-current	(671,307)	370,993
Proceeds from insurance claim	—	14,475

Net cash provided by operating activities	15,476,327	19,155,006

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,607,131)	(1,535,966)
Acquisition of net assets of Nerites Corporation	(17,068,434)	—
Purchases of intangible assets	(1,632,230)	(330,833)
Proceeds from maturity of investments	28,065,000	12,935,000
Purchases of investments	—	(37,106,759)
Proceeds from insurance claim	—	887,662
Purchase of cost method investment	(2,452,665)	—

Net cash provided by/(used in) investing activities	5,304,540	(25,150,896)

FINANCING ACTIVITIES:
Repayments of long term debt	(1,050,000)	(1,050,000)
Stock repurchase	(30,035,268)	(25,859,092)
Excess tax benefits from share-based payment arrangements	353,614	150,480
Exchange of nonvested shares for taxes	—	(20,977)
Proceeds from exercise of stock options	3,814,417	880,267

Net cash used in financing activities	(26,917,237)	(25,899,322)

DECREASE IN CASH	(6,136,370)	(31,895,212)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,102,362	49,474,255

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,965,992	$17,579,043

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,510,159	$1,578,530

Cash paid for income taxes	$4,446,384	$6,991,000

Accrual for purchases of property, plant and equipment	$71,635	$356,515

Accrual for Nerites asset acquisition hold-back payment	$3,000,000	$—

Retirement of fully depreciated property, plant and equipment	$255,508	$185,021

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (fiscal 2010).

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

Revenue Recognition

Sales Revenue

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, “Revenue Recognition” (ASC 605-10-S99). Sales revenue is recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the products are shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances. The Company recorded net sales return provisions, credits and discounts of $0 and $56,957 for the three months ended March 31, 2011 and 2010, respectively. For the nine months ended March 31, 2011 and 2010, there were net sales return provisions, credits and discounts of $30,064 and $56,957, respectively.

In addition, the Company accounts for customer arrangements containing multiple revenue elements in accordance with FASB ASC Subtopic 605-25, “Multiple Element Arrangements” (ASC 605-25). The Company considers a variety of factors in determining the appropriate method of accounting for its multiple element agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting. When the Company’s multiple element arrangements are combined into a single unit of accounting, revenues are deferred and recognized over the expected period of performance. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances applicable to each agreement.

Up-front, non-refundable payments that do not have stand-alone value are recorded as deferred revenue once received and recognized as revenue over the expected period of performance.

The Company evaluates milestone payments on an individual basis and recognizes revenue from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized using a contingency-adjusted performance model over the period of performance, where revenue is recognized for the milestone proportionately to the extent of the performance period to date and the remainder ratably spread over the remaining performance period of the arrangement.

Royalty Income

The Company recognizes its royalty revenue at the end of each quarter, when the relevant net total end-user product sales dollars are reported by customers to the Company for the quarter. Royalty payments are typically received within 45 days after the end of each calendar quarter.

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

(Loss)/Earnings Per Share

(Loss)/Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC 260). Basic and diluted (loss)/earnings per share ((L)/EPS) are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. Due to the Company’s net loss for the three and nine months ended March 31, 2011, all common equivalent shares from outstanding options are considered to be been antidilutive, and therefore, have been excluded from the diluted computation for that period. There were no nonvested stock awards included for the three and nine months ended March 31, 2011 and 2010 that were antidilutive. Options to purchase shares of the Company’s Common Stock that were outstanding for the three and nine months ended March 31, 2011 and 2010, but were not included in the computation of diluted (L)/EPS because the options would have been antidilutive, are shown in the table below:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010

Number of shares underlying options	2,129,743	1,300,381	2,129,743	1,172,476

Option exercise price range	$14.51 - $35.71	$23.45 - $35.71	$14.51 - $35.71	$25.55 - $35.71

Goodwill

The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of June 30, 2010 indicated that goodwill was not impaired. There were no indicators of impairment during the current period ended March 31, 2011.

New Accounting Standards

Adopted:

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition for Multiple-Deliverable Revenue Arrangements of FASB ASC Topic 605,” which amended ASC Subtopic 605-25, and was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after

June 15, 2010, which for the Company is its fiscal year ending June 30, 2011 (fiscal 2011). Alternatively, adoption could have been made on a retrospective basis, and early application was permitted. This statement provides principles for allocation of consideration among its multiple-elements based on an element’s estimated selling price if vendor-specific (VSOE) or other third-party evidence (TPE) of value is not available. This statement allows more flexibility in identifying and accounting for separate deliverables under an arrangement, introduces an estimated selling price method for valuing the elements of a bundled arrangement if VSOE or TPE of selling price is not available, and significantly expands related disclosure requirements. The Company’s prospective adoption of this new accounting update on July 1, 2010 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company will continue to assess the impact of any future arrangements entered into or materially modified after the Company’s adoption.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition of FASB ASC Topic 605,” which was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal 2011. This statement provides criteria for recognizing the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved, only if the milestone meets all criteria considered substantive made at the inception of the arrangement. The Company’s prospective adoption of this new accounting update on July 1, 2010 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company will continue to assess the impact of any future arrangements entered into or materially modified after the Company’s adoption.

Note 2 – Investments

Investments as of March 31, 2011 consist of non-taxable high quality municipal obligations. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities” (ASC 320), the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive (Loss)/Income in stockholders’ equity (see Note 11) and realized gains and losses included in Other income/(expense). The following is a summary of available-for-sale securities as of March 31, 2011 and June 30, 2010:

	March 31, 2011
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value

Municipal Obligations	$13,580,800	$213,103	$(14,965)	$13,778,938

Total Investments	$13,580,800	$213,103	$(14,965)	$13,778,938

	June 30, 2010
	Amortized	Gross Unrealized
Description	Cost	Gain	Loss	Fair Value

Municipal Obligations	$33,693,441	$509,300	$(9,683)	$34,193,058
U.S. Government Securities	8,376,007	2,479	—	8,378,486

Total Investments	$42,069,448	$511,779	$(9,683)	$42,571,544

As of March 31, 2011, the Company’s investments had maturities ranging from less than one year to approximately two years. The Company’s U.S. government securities, all of which had matured as of October 2010, were comprised of U.S. government agency debt instruments. The fair values of the Company’s municipal obligations and U.S. government agency debt instruments are obtained from broker quotes using pricing matrices based on inputs that may include quoted prices for identical or similar assets in the municipal and U.S. government bond market and based on other various inputs that are directly or indirectly observable.

As of March 31, 2011, there was one investment of the Company’s portfolio of 22 investments that had a fair value less than its amortized cost and, therefore, contained an unrealized loss. The Company has evaluated the investment and has determined that the decline in value was not related to any Company or industry specific event. The gross unrealized loss related to the investment was due to changes in interest rates and the investment having been obtained at a premium. Given that the Company has no intent to sell this investment until a recovery of its fair value, which may be at maturity, and that there is no current requirement to sell the investment, the

Company did not consider the investment to be other-than-temporarily impaired as of March 31, 2011. The Company anticipates full recovery of amortized costs with respect to the investment at maturity or sooner in the event of a more favorable market interest rate environment. The duration of time the investment had been in a continuous unrealized loss position as of March 31, 2011 was as follows:

Description	Loss < 12 months		Loss > or equal to 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal Obligations	$1,076,945	$(14,965)	$—	$—	$1,076,945	$(14,965)

Total Investments	$1,076,945	$(14,965)	$—	$—	$1,076,945	$(14,965)

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and was as follows as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Raw materials	$7,712,752	$7,550,043
Work in process	1,531,230	1,425,174
Finished goods	1,768,162	2,018,512

Gross inventory	11,012,144	10,993,729
Provision for inventory obsolescence	(1,261,052)	(2,107,854)

Inventory	$9,751,092	$8,885,875

The provision for inventory obsolescence decreased approximately $847,000 during the nine months ended March 31, 2011, primarily due to the disposal of the fully reserved inventory in September 2010. Adjustments to inventory are made at the individual part level for estimated excess, obsolescence or impaired balances, to reflect inventory at the lower of cost or market. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality concerns. Revisions to these adjustments may be required if any of these factors differ significantly from the Company’s estimates.

Note 4 – Select Customer Agreements

St. Jude Medical, Inc.

The License Agreements – Under license agreements with St. Jude Medical, St. Jude Medical has exclusive worldwide rights to manufacture and market the Angio-SealTM Vascular Closure Device (the Angio-Seal), for which the Company receives an approximate 6% royalty on end-user product sales by St. Jude Medical.

Prior Component Supply Contract – Under a supply agreement executed with St. Jude Medical in 2005, the Company was the exclusive supplier of 100% of the collagen plug and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal over the term of the agreement, which expired on December 31, 2010. As part of that agreement, the Company received a $1.0 million origination fee upon execution, as consideration for the Company’s ongoing investments in collagen research and development. As of December 31, 2010 the Company had recognized the full $1.0 million of this origination fee.

Current Collagen Supply Agreement – On June 23, 2010, the Company entered into a new two-year supply agreement with St. Jude Medical, effective for the period from January 1, 2011 to December 31, 2012. Under this new supply agreement, the Company is the exclusive outside supplier of collagen plugs to St. Jude Medical. The new supply agreement provides for calendar year 2011 minimum order levels equivalent to approximately 25% of fiscal year 2010 annual collagen plug sales and calendar year 2012 minimum order levels equivalent to approximately 20% of fiscal year 2010 collagen plug sales. The new supply agreement does not call for the Company to supply polymer anchors to St. Jude Medical.

Orthovita, Inc.

The Company has a development, manufacturing and supply agreement with Orthovita under which the Company develops and commercializes products based on Orthovita’s proprietary Vitoss™ Bone Graft Substitute Material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, the Company manufactures the products, while Orthovita markets and sells the products worldwide. Under the Orthovita Agreement, the Company receives royalty payments on co-developed Vitoss™ Foam and Vitoss™ Bioactive Foam products based upon Orthovita’s net total end-user sales of such products.

In a separate transaction in August 2004, the Company entered into an agreement (the Assignment Agreement) whereby the Company acquired the intellectual property rights of a third party having rights in the Vitoss™ technology, as an inventor of the Vitoss™ technology (the Inventor), for $2,600,000. Under the Assignment Agreement, the Company received all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company primarily receives a royalty on the sale of all Orthovita products containing the Vitoss™ technology, up to a total to be received of $4,035,782. The entire cost of these proprietary rights is expected to be amortized over an approximate 83 month period. As of March 31, 2011, the Company had recognized cumulative royalty income of $3,876,715 under the Assignment Agreement and $159,067 was yet to be received. The Company currently anticipates receiving the remaining economic benefit in relation to these proprietary rights during the first quarter of fiscal 2012.

Note 5 – Acquisition

Asset Acquisition of Nerites Corporation

In January 2011, the Company acquired substantially all of the assets and certain operational liabilities of Nerites Corporation (Nerites), a privately-held development stage company based in Wisconsin, for $19,741,761 plus acquisition-related costs of $326,673. Approximately $16.7 million of the purchase price was paid at the acquisition date, financed from the Company’s available cash and investments on hand. The remaining $3.0 million, of which $1.5 million is reported as each a component of Other current liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2011, was held back by the Company under the terms of the acquisition as security for certain potential Nerites indemnification obligations and is expected to be financed with cash on hand; of such hold-back amount, $1.5 million will be released on each of the first and second anniversaries of the acquisition date to Nerites, to the extent that the hold-back amount is not applied toward any such indemnification obligations. Nerites is a surgical adhesive based biomaterials’ technology company founded in 2004 to design and develop products with a technology inspired by mussel adhesive proteins.

The Company accounted for the transaction as an asset acquisition based on an evaluation of the accounting guidance (FASB ASC Topic 805, “Business Combinations” (ASC 805)) and considering the early research stage of Nerites’ technology. The Company concluded that the acquired net assets of Nerites did not constitute a business as defined under ASC 805 due to the incomplete nature of the inputs and the absence of processes from a market participant perspective. At the acquisition date, Nerites had spent approximately $14.2 million on ongoing research initiatives targeted at developing three potential platform technologies that they had been researching: liquid adhesives/sealants, thin film adhesives and anti-fouling/anti-bacterial coating capabilities. Nerites’ early research stage technology is based on a complex chemistry that produces an adhesive material that is novel and unproven and was previously unknown within the medical device community. Nerites’ technology and intellectual property primarily focus on the chemical formulation involved in creating a molecule for an adhesive material. At the time of the acquisition, Nerites was still testing feasibility of the adhesive technology and was primarily focused on identifying the mechanical or physical properties and reaction attributes of an adhesive raw material to serve as a starting point for a medical device. Substantial additional research and development will be required to finalize a raw material formulation, and the unique processes specific to that formulation needs to be developed to enable the formulation to have the ability to be manufactured into a commercially viable medical device. There is risk that a marketable material formulation may never be developed. Ultimately, the medical device would potentially need to complete clinical trials and receive regulatory approvals prior to any potential commercialization.

In accounting for the transaction as an asset acquisition, the Company initially assigned the value of the consideration transferred plus the acquisition related costs to the tangible assets and identifiable intangible assets acquired and operational liabilities assumed based on their fair values at the date of acquisition. Additionally, the Company allocated value for the identifiable intangible assets based on their relative fair values, which did not differ significantly from the fair values. The Company assessed the fair value of assets, including intangible assets such as in-process research and development (IPR&D), using a variety of methods, including present-value models. Each asset was initially measured at fair value from the perspective of a market participant. Accounting for asset acquisitions requires extensive use of accounting estimates and judgments to allocate the total cost of the acquisition to the tangible and intangible assets acquired and liabilities assumed, including IPR&D. Management is responsible for the valuation and considered a number of factors, including internal and third party valuations and appraisals.

The following is a summary of the allocation of the total cost of the acquisition:

Other receivables	$8,519
Prepaid expenses and other	6,504
Machinery, furniture and equipment	93,230
Acquired other intangibles	1,813,182
Acquired in-process research and development	18,233,006

Total assets acquired	$20,154,441

Accounts payable	$(50,579)
Accrued expenses	(16,146)
Deferred revenue	(19,282)

Total liabilities assumed	$(86,007)

Net assets acquired	$20,068,434

Of the approximate $1.8 million of Acquired other intangibles, $1,588,558 was assigned to know-how related to Nerites’ adhesive technology with an estimated useful life of 25 years, based on the estimated remaining period of economic benefit of the technology, $159,868 was assigned to assembled workforce with an estimated useful life of two years, and $64,756 was assigned to government grant applications with an estimated useful life of two years.

Acquired IPR&D in the asset acquisition was accounted for in accordance with FASB ASC Topic 730, “Research and Development” (ASC 730). At the date of acquisition, the Company determined that the development of the projects underway at Nerites had not yet reached technological feasibility and that the research in process had no alternative future uses. Accordingly, the acquired IPR&D was charged to expense in the condensed consolidated statement of operations on the acquisition date. The acquired IPR&D charge is expected to be deductible over a 15-year period for income tax purposes.

The $18,233,006 value assigned to acquired IPR&D was determined using the Multi-Period Excess Earnings Method (MPEEM). The MPEEM is an attribution model under the income approach, which incorporates estimating the costs to develop the acquired technology into commercially viable medical devices, estimating the resulting net cash flows from the projects, and discounting the estimated net cash flows to present value. The Company also considered other tangible and intangible assets required for successful exploitation of the technology resulting from the acquired IPR&D projects and adjusted estimated future cash flows for a charge reflecting the contribution to value of these assets. Such contributory tangible and intangible assets include working capital, fixed assets, know-how, assembled workforce and government grant applications. The resulting estimated net cash flows from such projects were based on management’s estimates of cost of products sold, operating cost and expenses, and income taxes associated with such projects. The market rate of return was utilized based on market participant data to discount the net cash flows to present value. Due to the nature of the forecast and the risk associated with the projected growth and profitability of the research projects, a discount rate of 36.5 percent was considered appropriate for the acquired IPR&D. This discount rate was commensurate with the project’s stage of development and, the risks relative to the technology’s feasibility and viability of commercial acceptance.

As of the acquisition date, the Company planned to develop a portfolio of hybrid adhesive-based products that integrate its extracellular matrix (ECM), collagen and polymer technology platforms for applications in general, neurologic, plastic/reconstructive, orthopaedic, urologic, cardiovascular and thoracic surgical specialties. Initial acquired IPR&D product targets included devices for (1) repairing defects in abdominal walls, (2) meniscal tears, (3) articular cartilage resurfacing, (4) dural membranes, and (5) gastrointestinal tracts. As of the date of acquisition, each of these five projects was expected to utilize the adhesive technology and was 100% dependent on developing the adhesive raw material as described above. As of the date of acquisition, the Company expected to spend approximately $25.0 million over the next seven years to bring the five projects under development to technological feasibility. As of the date of acquisition, assuming the research and development program to create the adhesive raw material is successful, the Company expected to begin receiving the estimated revenues from the five in-process projects between fiscal 2013 and 2017, depending on the project.

Determining the portion of the total cost of the acquisition to allocate to acquired IPR&D required the Company to make significant estimates and assumptions based on unobservable inputs, including, but not limited to, estimates of the timing of and expected costs to complete the acquired IPR&D projects; the ability to manufacture and commercialize the products; projections for marketing authorization and regulatory approvals; relevant market sizes, penetration and growth factors; current and expected trends in technology and product life cycles; the nature and expected timing of new product introductions by the Company and its competitors; estimates of future cash flows from product sales resulting from completed products and in-process projects; and appropriate discount rates and probability rates. The Company believed that the foregoing estimates and assumptions used in the acquired IPR&D analysis were reasonable based upon the Company’s best estimate of likely outcomes of its clinical development given available facts and circumstances at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will ultimately prove to have been appropriate. If the product development projects are not successful, the revenue and profitability of the Company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

Note 6 – Acquired Patents and Other Intangibles

The costs of internally developed patents are expensed when incurred due to the long development cycle for products and the Company’s inability to measure the recoverability of these costs when incurred. From time to time, the Company has acquired portfolios of patents and other intangibles that it believes are beneficial and complementary to the Company’s existing intellectual property and material processing knowledge platforms. These acquisitions have included a portfolio of puncture closure patents acquired in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. (THM) in 2000, certain intellectual property and other rights related to the Vitoss™ product line acquired from a third party inventor in 2004 and certain assets of MacroPore Biosurgery, Inc. (MacroPore) acquired in 2007, as well as other smaller purchases.

On December 21, 2010, in addition to making a non-controlling minority equity investment in Orteq Ltd. (Orteq Sports Medicine or Orteq) (see Note 7), the Company entered into a manufacturing and supply agreement with Orteq and acquired the exclusive worldwide manufacturing rights of the Actifit® (Actifit) product line for a period of ten years beginning with the date of its first U.S. commercial sale. The Company assigned $1,632,230 to the cost of the manufacturing rights and related costs associated with the transaction. Actifit is a biocompatible synthetic meniscal scaffold which received its CE Mark approval in 2008 for the treatment of irreparable partial meniscal tears, and is currently being sold throughout Europe. The acquired manufacturing rights are expected to be amortized over the period of economic benefit of approximately 13 years, and amortization is expected to begin in fiscal 2012, when the Company begins to manufacture the Actifit product line.

On January 28, 2011, the Company acquired certain intangible assets of Nerites through an asset acquisition transaction (see Note 5). The Company assigned $1,813,182 of the total acquisition costs to the intangible assets, which will be amortized over the remaining period of economic benefit ranging from 2 to 25 years, depending on the intangible asset.

The Company amortizes the entire cost of acquired patents and intangible assets over their respective remaining periods of economic benefit, ranging from approximately 1 to 25 years as of March 31, 2011. The gross carrying amount of such patents and intangible assets as of March 31, 2011 was $12,122,611, with accumulated amortization of $7,371,846. The gross carrying amount of such patents and intangible assets as of June 30, 2010 was $8,677,200, with accumulated amortization of $6,628,605.

Amortization expense on these patents and intangible assets was $266,161 and $743,241 for the three and nine months ended March 31, 2011, respectively and $253,973 and $726,017 for the three and nine months ended March 31, 2010, respectively.

The table below details the estimated amortization expense as of March 31, 2011 for the next five fiscal years on the patents and intangible assets previously acquired by the Company:

Fiscal year ending June 30,	Amortization Expense
2011	$1,021,820
2012	912,528
2013	499,513
2014	390,057
Thereafter	2,670,088

Note 7 – Cost Method Investment

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

The cost method investment was assessed for impairment, and there were no indicators of any such impairment, as of March 31, 2011.

Additionally, under the investment agreement with Orteq, the Company has committed to make an additional minority equity investment of approximately 637,000 British Pounds in preferred shares of Orteq, which is payable in U.S. Dollars, if Orteq receives approval from the FDA to conduct an investigational device study in the U.S. by the second anniversary of the Company’s initial investment, which is December 21, 2012, or otherwise at the Company’s option prior to December 21, 2012. As of the date the Company entered into the investment agreement, the Company estimated the future payable amount to approximate $1 million; however, this future amount is dependent upon the future exchange rate in effect at the date of the additional investment. Any such additional investment in preferred shares of Orteq, if any, is expected to increase the Company’s ownership interest to approximately 10% of Orteq.

Note 8 – Accrued Expenses

As of March 31, 2011 and June 30, 2010, accrued expenses consisted of the following:

	March 31, 2011	June 30, 2010
Accrued payroll and related compensation	$893,015	$2,987,702
Income taxes payable	569,901	1,627,630
Other	853,362	879,578

Total	$2,316,278	$5,494,910

Note 9 – Debt

Secured Commercial Mortgage - On May 25, 2006, the Company entered into an agreement for a $35 million Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is secured by the Company’s facility and land in Exton, Pennsylvania and bears interest at one-month LIBOR plus an 0.82% Loan Credit Spread. At March 31, 2011, the outstanding Mortgage balance was $30.3 million.

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

The Company utilizes the Hypothetical Derivative Method in determining hedge effectiveness each period. Transactions that would cause ineffectiveness would include the prepayment of the Mortgage or an adverse Company or industry specific event that would impact the fair value measurement, which would result in the Company reclassifying the ineffective portion into interest expense within the Condensed Consolidated Statements of Operations and an impact to the Condensed Consolidated Statements of Cash Flows. If the conditions underlying the Swap or the hedge item do not change, the Swap will be considered to be highly effective. The effective portion of the Swap’s gain or loss, due to a change in the fair value, is reported as a component of Accumulated other comprehensive loss and has no impact on the Condensed Consolidated Statements of Operations or Cash Flows.

As of March 31, 2011 and June 30, 2010, the fair value of the Swap was in an unrealized loss position of $4,527,512 ($2,942,883, net of tax) and $5,542,509 ($3,602,631, net of tax), respectively, with the gross unrealized loss position included in Other non-current liabilities and the net of tax position included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the three and nine months ended March 31, 2011 and 2010, no amounts were recognized in interest expense due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The Company does not currently anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions under the Mortgage and Swap occur, unless the Mortgage, or a portion thereof, is prepaid.

The following table summarizes the fair value of the Swap as of March 31, 2011 and June 30, 2010 on the Condensed Consolidated Balance Sheet:

Derivative Designed as a Hedging Instrument	Location in the Condensed Consolidated Balance Sheet	Fair Value as of March 31, 2011	Fair Value as of June 30, 2010

Interest Rate Swap Contract	Other non-current liabilities	$4,527,512	$5,542,509

Total Derivative		$4,527,512	$5,542,509

The following table summarizes the Swap’s impact on Accumulated other comprehensive loss and earnings for the three and nine months ended March 31, 2011 and 2010:

	Amount of Gain/(Loss) Recognized in Other
	Comprehensive Loss on Derivative (Effective Portion)

	For the Nine Months Ended March 31,
Derivative in Cash Flow Hedging Relationship	2011	2010

Interest Rate Swap Contract	$(237,967)	$(1,341,316)

Total	$(237,967)	$(1,341,316)

Amount of Gain/(Loss) Reclassed From Accumulated Other Comprehensive Loss Into Income (Effective Portion)
	For the Three Months Ended		For the Nine Months Ended
Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Interest expense	$(400,458)	$(416,375)	$(1,252,964)	$(1,315,258)

Total	$(400,458)	$(416,375)	$(1,252,964)	$(1,315,258)

Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)
	For the Three Months Ended		For the Nine Months Ended
Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Interest expense	$—	$—	$—	$—

Total	$—	$—	$—	$—

Note 10 – Fair Value of Financial Instruments

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and June 30, 2010:

	Fair Value Measurements as of March 31, 2011
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$15,771,891	$—	$—
Available-for-sale securities:
Municipal Obligations (See Note 2)	—	13,778,938	—

Total Assets Measured at Fair Value	$15,771,891	$13,778,938	$—

Liabilities
Interest rate swap (See Note 9)	$—	$4,527,512	$—

Total Liabilities Measured at Fair Value	$—	$4,527,512	$—

	Fair Value Measurements as of June 30, 2010
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$21,813,659	$—	$—
Available-for-sale marketable securities:
Municipal Obligations and
U.S. Government Securities (See Note 2)	—	42,571,544	—

Total Assets Measured at Fair Value	$21,813,659	$42,571,544	$—

Liabilities
Interest rate swap (See Note 9)	$—	$5,542,509	$—

Total Liabilities Measured at Fair Value	$—	$5,542,509	$—

a)	The Company’s money market funds are classified along with the Company’s cash balances as Cash and cash equivalents within the Consolidated Balance Sheets. Money market funds are valued at quoted prices in active markets.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of March 31, 2011, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include the cost method investment, accounts receivable, net; accounts payable and debt obligations. The carrying values of accounts receivable, net; accounts payable and current debt obligations approximate fair value due to the short-term nature of these instruments. The cost method investment is carried at cost and its fair value is evaluated based on, among other factors, the investee’s most recent financing and discounted cash flow models as of March 31, 2011. The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of long-term debt approximated fair value at March 31, 2011 due to the variable LIBOR portion of the Mortgage payments.

Note 11 – Comprehensive (Loss)/Income

The Company’s comprehensive (loss)/income is shown on the Condensed Consolidated Statement of Stockholders’ Equity as of March 31, 2011 and June 30, 2010, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities and the Swap. The total comprehensive loss for the three and nine months ended March 31, 2011 was $7,743,609 and $408,623, respectively. The total of comprehensive income for the three and nine months ended March 31, 2010 was $4,764,190 and $13,751,953, respectively. The net tax effect (expense) for the nine months ended March 31, 2011 and 2010 of other comprehensive loss was $248,864 and $113,107, respectively.

Note 12 – Stockholders’ Equity

Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by the various stock repurchase programs established by the Company’s Board of Directors, and through equity incentive plan transactions. On June 16, 2010, the Company announced that its Board of Directors had approved a stock repurchase program allowing the Company to repurchase up to a total of $30 million of its issued and outstanding shares of Common Stock. This program was completed prior to the second quarter ended December 31, 2010, and accordingly, as of March 31, 2011, there were no amounts remaining to repurchase shares of Common Stock under that stock repurchase program. During the prior comparable fiscal year quarter ended March 31, 2010, the Company repurchased and retired a total of 872,638 shares of Common Stock that were settled at a cost of $19,742,897, or an average price per share of $22.62, using available cash. An additional 58,659 shares were repurchased in March 2010, but settled in April 2010 at a cost of $1,404,546, or an average price per share of $23.94.

During the nine months ended March 31, 2011, the Company repurchased and retired a total of 1,175,738 shares of its Common Stock that were settled at a cost of $29,999,994, or an average price per share of $25.52. Included in these totals were 34,400 shares that were repurchased in June 2010, but settled in July 2010, at a cost of $811,054, or an average price per share of $23.58. During the nine months ended March 31, 2010, the Company repurchased and retired a total of 1,124,115 shares of Common Stock that were settled at a cost of $25,822,233, or an average price per share of $22.97, using available cash. Included in these totals were 3,500 shares that were repurchased in June 2009, but settled in July 2009, at a cost of $87,279, or an average price per share of $24.94.

Share-Based Compensation

The Company accounts for its share-based compensation plans in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (ASC 718). Compensation expense related to share-based awards is classified on the Condensed Consolidated Statements of Operations within the same line items as salary or consulting expense with respect to the award recipients, and is recorded over the awards’ relevant vesting periods. Compensation expense related to share-based awards granted to the members of the Board of Directors is recorded as a component of Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.

The following table provides additional information related to the Company’s share-based compensation:

	Three Months Ended March 31,		Estimated Unrecognized Share-based Compensation as of March 31,	Weighted Average Period Remaining of Share-based Compensation as of March 31,
	2011	2010	2011	2011
Stock options	$915,311	$781,598	$5,651,925	1.91
Non-vested stock awards	120,268	134,401	870,000	1.98
SARs	(121,342)	(80,558)	—	0.78

Total share-based compensation	$914,237	$835,441	$6,521,925

	Nine Months Ended March 31,
	2011	2010
Stock options	$2,770,138	$2,199,754
Non-vested stock awards	410,502	397,815
SARs	(22,721)	(150,664)

Total share-based compensation	$3,157,919	$2,446,905

The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation expense for the three and nine months ended March 31, 2011 was $319,983 and $1,105,272, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation expense for the three and nine months ended March 31, 2010 was $292,404 and $856,417, respectively.

Stock Options

Stock options have been granted to officers and other employees and members of the Board of Directors of the Company, as well as non-employee outside consultants (collectively referred to as participants), under the Company’s Eighth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Amended Plan) and prior versions of this incentive compensation plan (collectively, the Employee Plan). The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). No shares are available for new awards under the Directors’ Plan, and any awards of the type granted previously under the Directors’ Plan are now granted under the Employee Plan. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

During the nine months ended March 31, 2011, the Company granted options to participants under the Employee Plan, with exercise prices equal to the fair market values of the Company’s Common Stock on the respective grant date, to purchase an aggregate of 385,825 shares of the Company’s Common Stock, which included 2,200 shares underlying unvested stock options that were modified. The total options granted were valued at a weighted average value of $11.15 per share on the grant date under the Black-Scholes option-pricing model, using the fair value assumptions noted in the table below and are being expensed over the three-year vesting period applicable to all of these options.

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

	Nine Months Ended March 31,
	2011	2010
Dividend yield	0%	0%
Expected volatility	35% - 39%	33% - 49%
Weighted average volatility	37.60%	39.45%
Risk-free interest rate	0.13% - 2.255%	0.06% - 3.160%
Expected term (years)	0.25 - 7.75	0.25 - 7.57

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

A summary of the stock option activity under the Employee Plan for the nine months ended March 31, 2011 is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value

Balance at June 30, 2010	1,840,484	$24.46	$5,966,212	210,500	$21.98	$736,218
Granted	385,825	$28.99		—	$—
Cancelled	(55,774)	$30.56		(9,000)	$32.00
Exercised	(181,792)	$15.65		(60,500)	$16.12

Balance at March 31, 2011	1,988,743	$25.97	$5,042,473	141,000	$23.86	$403,140

Shares vested + expected to vest	1,964,559	$25.94	$5,037,241	141,000	$23.86	$403,140

Exercisable portion	1,308,621	$24.41	$4,918,713	141,000	$23.86	$403,140

Available for future grant at March 31, 2011	514,257			—

Nonvested Stock Awards

Nonvested stock awards have been granted to the non-employee members of the Board of Directors, executive officers, certain other management of the Company and a non-employee outside consultant, pursuant to the Employee Plan, and generally vest in three equal annual installments based solely on continued employment or service, as applicable, with the Company. Nonvested stock awards granted to executive officers, management, non-employee members of the Board of Directors and non-employee consultants usually are commonly referred to as restricted stock, but ASC 718 reserves that term for fully vested and outstanding shares, the sale of which is contractually or governmentally prohibited for a specified period of time. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. The following table outlines the nonvested stock awards activity for the nine months ended March 31, 2011.

	Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share

Balance at June 30, 2010	56,434	$21.05
Granted:
Non-employee Directors	17,818	27.22
Issued:
Executive officers & management	(2,500)	17.00
Non-employee Directors	(23,023)	22.38
Forfeited:
Non-employee Directors	—	—

Balance at March 31, 2011	48,729	$22.89

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled SARs awards were granted to eligible employees during the fiscal year ended June 30, 2007, providing each participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a specified number of shares of the Company’s Common Stock over the award’s exercise price. No SARs awards were granted during the nine months ended March 31, 2011 or March 31, 2010. The per-share exercise price of a SAR is equal to the closing market price of a share of the Company’s Common Stock on the date of grant.

As of March 31, 2011, the average fair market value of each of the remaining SARs was $1.15 and the related liability for all remaining SARs was $109,115. These SARs will continue to be remeasured at each reporting period until all awards are settled and are classified as liability awards as a component of Other current liabilities on the Condensed Consolidated Balance Sheets, with fluctuations in the fair market value recorded as increases or decreases in compensation cost.

The fair value of each SAR award is remeasured at each reporting period using the Black-Scholes option-pricing model with the assumptions noted in the following table for the nine months ended March 31, 2011 and 2010.

	Nine Months Ended March 31,
	2011	2010
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	0.216% - 0.333%	0.523% - 0.849%
Expected term (years)	0.78 - 1.13	1.30 - 1.63

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

Note 13 – Commitment and Contingencies

Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of March 31, 2011, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $1,623,057, from that date through fiscal 2013.

Purchase Commitments

As of March 31, 2011, the Company had outstanding non-cancelable and cancelable purchase commitments in the amount of $1,583,360 related to inventory, capital expenditures and other goods and services.

Research and Development Contractual Obligations

Under the Company’s Development and Regulatory Services Agreement with The Spectranetics Corporation, as amended, the Company’s future contributions are limited to a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products, which is reduced by the total cumulative expenses incurred through March 31, 2011 of approximately $30,000.

The Company has entered into other research and development service agreements with certain other customers which provide that the Company is to share certain regulatory and clinical costs associated with future research and development activities. The amounts and timing of any such future payment obligations can not currently be determined. Research and development costs, if any, under these agreements would be expensed as they are incurred.

Cost Method Investment Obligations

The Company has a commitment to make an additional investment in Orteq of approximately 637,000 British Pounds in preferred shares of Orteq which is payable in U.S. Dollars. As of the date the Company entered into the investment agreement, the Company estimated the future payable amount to approximate $1 million; however, this future amount is dependent upon the future exchange rate in effect at the date of the additional investment, upon the occurrence of future events specified within the investment agreement with Orteq. See Note 7 for additional information.

Nerites Purchase Price Obligations

Pursuant to the terms of the asset purchase agreement entered into with Nerites, the Company held back $3.0 million of the purchase price as security for certain potential indemnification obligations of Nerites. The Company will release this $3.0 million of the acquisition purchase price to Nerites in increments of $1.5 million on each of the first and second anniversaries of the acquisition date, to the extent that the hold-back amount is not applied toward such indemnification obligations. See Note 5 for additional information.

Note 14 – Income Taxes

The Company accounts for taxes under the provisions of ASC Subtopic 740, “Income Taxes.” The amount of unrecognized tax benefits at March 31, 2011 was $108,322, of which $106,464 would impact the Company’s tax rate, if recognized.

Interest and penalties are included in Interest expense and Other income/expense respectively on the Condensed Consolidated Statements of Operations. No material interest or penalty charges were recorded for the three and nine months ended March 31, 2011.

Changes in the Company’s uncertain tax positions for the nine months ended March 31, 2011 were as follows:

Balance at June 30, 2010	$117,216
Increases related to prior year tax positions	21,337
Reduction due to lapse in statute of limitations	(30,231)

Balance at March 31, 2011	$108,322

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal income tax examination for years prior to fiscal 2008 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

As a result of the December 2010 Congressional approval of an extension of the Research & Experimentation (R&E) Tax Credit, the Company recorded retroactive adjustments to its tax provision during the quarter ended

December 31, 2010. These adjustments reflect the fact that the legislation is retroactive to January 1, 2010 and, therefore, reduced the Company’s effective tax rate for the second quarter of fiscal 2011. The Company anticipates its net effective tax rate for fiscal 2011 will be approximately 21% to 22%, which includes the R&E Tax Credit effect on the tax provision and is also reflective of the reduction in fiscal 2011 net income. The Company’s net effective tax rate for fiscal 2011 is also reflective of the reduction in fiscal 2011 net income as a result of the acquired IPR&D charge incurred during the third quarter of fiscal 2011 in connection with the Company’s acquisition of the net assets of Nerites (see Note 5). In the course of estimating the Company’s annual effective tax rate and recording its quarterly income tax provision, the Company considers many factors, including its expected earnings, state income tax apportionment, estimated research and development tax credits and manufacturing deductions, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates, could have a significant impact on the Company’s effective tax rate.

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

Sales of biomaterial orthopaedic products, including products with applications primarily in sports medicine and spine, and cardiovascular products, consisting primarily of Angio-Seal components sold to St. Jude Medical, continue to be our primary source of revenue. The table below shows our orthopaedic product, cardiovascular product and general surgery product sales for the nine months ended March 31, 2011 and March 31, 2010, including as a percentage of our total biomaterials sales:

	Nine months ended 3/31/11	% of Biomaterials Sales	Nine months ended 3/31/10	% of Biomaterials Sales	% Change Prior Period to Current Period
Net Sales of
Orthopaedic Products	$16,990,214	52%	$19,878,172	53%	(15%)
Cardiovascular Products	11,651,096	35%	14,216,046	38%	(18%)
General Surgery Products	3,122,426	9%	2,851,590	8%	9%
Other Products	1,194,055	4%	300,217	1%	298%

Total Net Sales - Biomaterials	$32,957,791	100%	$37,246,025	100%	(12%)

Our orthopaedic product sales decreased 15% in the first nine months of fiscal 2011 over the comparable prior fiscal year nine month period. The negative economic climate, specifically during the first half of our fiscal year, has impacted the medical device industry. High unemployment and a challenging health insurance environment appear to have reduced procedures in our markets. In the first half of fiscal 2011 we experienced lower orthopaedic sales than originally anticipated; however, as anticipated orthopaedic sales, primarily in sales of spine and sports medicine products, in the third quarter of fiscal 2011 increased, as customers re-balanced their inventories and we introduced new products into the market. We believe that, in the fourth quarter of fiscal 2011, we will have continued stronger product sales of our orthopaedic products.

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

Our cardiovascular sales consist primarily of Angio-Seal components sold to St. Jude Medical. Sales to St. Jude Medical are highly dependent on ordering patterns of components used in the manufacturing of the Angio-Seal device by St. Jude Medical and can vary significantly from quarter to quarter. We previously supplied 100% of their requirements for the collagen plug and at least 30% of their requirements for the polymer anchors under a supply agreement that expired on December 31, 2010. In June 2010, we entered into a new two-year supply agreement with St. Jude Medical effective for the period from January 1, 2011 to December 31, 2012 to replace that previous supply agreement. Under this new supply agreement, we are the exclusive outside supplier to St. Jude Medical of collagen plugs, but the agreement does not call for us to supply any polymer anchors to St. Jude Medical. The new supply agreement provides for calendar year 2011 minimum order levels equivalent to approximately 25% of our fiscal 2010 collagen plug sales, and calendar year 2012 minimum order levels equivalent to approximately 20% of our fiscal 2010 collagen plug sales. As of April 2011, St. Jude Medical satisfied their calendar year 2011 minimum order levels. In the fourth quarter of fiscal 2011, sales to St. Jude Medical are currently expected to be $1.0 million. We currently do not expect St. Jude Medical to place additional orders for the remainder of calendar year 2011. Royalties under our license agreement with St. Jude Medical for the Angio-Seal device are not affected by this new supply agreement.

We also have developed and manufactured products used in the general surgery markets. These products primarily include products from our extracellular matrix (ECM) program, as well as a resorbable collagen product for use in breast biopsies. In our fiscal 2010, we announced two strategic agreements involving our Medeor™ Matrix porcine dermis ECM, one with Synthes, and the other with Arthrex. Synthes launched the XCM Biologic™ Tissue Matrix, the first commercial Medeor™ Matrix product, initially focused on ventral hernia repair and plastic and reconstructive procedures, in the U.S. in May 2010 and outside the U.S. (OUS) in August 2010. We expect to achieve further increases in general surgery product sales in the fourth quarter of fiscal 2011 as ECM product sales continue to expand in the U.S. and as the OUS launch gains momentum. Arthrex is expected to launch our rotator cuff repair product, Medeor™ Matrix, in the fourth quarter fiscal 2011. We are currently evaluating partnering opportunities for the Meso BioMatrix™ products, as well as other fields of use for the Medeor™ Matrix products. We plan to continue to expand our relationships with our current customers and build relationships with new customers, by targeting new markets, including general, pelvic and urological surgery.

The other key product in our development pipeline, not currently materially contributing to sales, is our cartilage repair device, which consists of a proprietary bi-phasic, resorbable biomaterials implant designed to repair focal (primary) defects of articular cartilage in joints. The device received CE Mark approval in February 2010. During the second quarter of fiscal 2011, we entered into a distribution agreement with Arthrex for the European distribution of our cartilage repair device, and pursuant to which European commercialization will begin in the fourth quarter of fiscal 2011. We received FDA approval to initiate our U.S. pilot trial for the cartilage repair device and enrolled our first patient in the second quarter of fiscal 2011. However, due to the significant cost and risk of obtaining U.S. regulatory approval with the uncertain U.S. regulatory climate, restrictive clinical requirements, protracted patient enrollment and an extended follow-up timeframe for our cartilage technology in the U.S., we shifted our clinical activities for the cartilage product outside the U.S.

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

Vitoss™ Foam, Vitoss™, and Vitoss™ Bioactive Foam Royalty Income. Since 2003, we have partnered with Orthovita to co-develop and commercialize a series of unique and proprietary bone void filler products, branded VitossTM Foam, the first of which was launched in March 2004, and the most recent, VitossTM Bioactive Foam, which was launched during the fourth quarter of fiscal 2008. We receive a royalty on Orthovita’s end-user sales of VitossTM Foam and VitossTM Bioactive Foam products. In addition, in August 2004, we entered into an agreement to acquire the proprietary rights of a third party inventor of the VitossTM technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we receive an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VitossTM technology, up to a total royalty to be received of $4.0 million, with approximately $424,000 received in the first nine months of fiscal 2011 and $159,000 remaining to be received as of March 31, 2011. We expect to earn the balance of the royalty income under the Assignment Agreement by the first quarter of fiscal 2012. We believe the Orthovita component of our royalty income will continue to grow over the next fiscal year primarily due to product line extensions.

We have other royalty generating relationships, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Share-Based Compensation

The following table summarizes share-based compensation expense within each operating expense category of our Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Cost of products sold	$231,160	$217,858	$729,376	$592,442
Research and development	360,620	300,448	1,235,673	981,691
Selling, general and administrative	322,457	317,135	1,192,870	872,772

Total share-based compensation expense	$914,237	$835,441	$3,157,919	$2,446,905

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

Total share-based compensation expense for the nine months ended March 31, 2011 increased in relation to the corresponding period of the prior year, primarily because the first quarter of fiscal 2011 share-based compensation expense included amortized expense related to three years of equity grants, while the first quarter of fiscal 2010 equity compensation expense included amortized expense for only two years of equity grants (as a result of the acceleration of stock awards in fiscal 2008 triggered by a third party’s significant open market purchase of our Common Stock, which resulted in a “Change in Control” as then defined in the Employee Plan as then in effect), as well as adjustments in the fair value of our cash-settled SARs, which were remeasured based on, among other factors, our closing stock price on March 31, 2011.

The following table summarizes our share-based compensation expense by each fiscal year grant for the three and nine month periods ended March 31, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
SARS	$(121,342)	$(80,558)	$(22,721)	$(150,664)

Stock Options
Fiscal Year 2008 Grant	$—	$205,105	$271,122	$577,090
Fiscal Year 2009 Grant	284,981	290,285	880,602	915,908
Fiscal Year 2010 Grant	288,027	286,208	885,393	644,850
Fiscal Year 2011 Grant	342,303	—	733,021	—
Share-Based Compensation Adjustment	—	—		61,906

	$915,311	$781,598	$2,770,138	$2,199,754

Nonvested Stock Awards
Fiscal Year 2008 Grant	$—	$40,420	$64,538	$161,135
Fiscal Year 2009 Grant	41,460	51,043	160,882	180,270
Fiscal Year 2010 Grant	38,390	42,938	131,192	56,410
Fiscal Year 2011 Grant	40,418	—	53,890	—

	$120,268	$134,401	$410,502	$397,815

Total share-based compensation expense	$914,237	$835,441	$3,157,919	$2,446,905

See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our share-based compensation.

Recent Strategic Acquisitions and Investments

Orteq Sports Medicine. On December 21, 2010, we entered into a manufacturing and supply agreement with, and, pursuant to an investment agreement, made a non-controlling minority equity investment in preferred shares of Orteq Ltd. (Orteq Sports Medicine or Orteq) of approximately $2.5 million. Orteq is a privately-held medical device company headquartered in London, United Kingdom, specializing in the field of biodegradable polymer technology for meniscus repair. Pursuant to the manufacturing and supply agreement with Orteq, we acquired the exclusive worldwide manufacturing rights of Actifit® (Actifit) product line from Orteq, for a period of ten years from the date of its first U.S. commercial sale, for approximately $1.6 million. Actifit is a biocompatible synthetic meniscal scaffold which received its CE Mark approval in 2008 for the treatment of irreparable partial meniscal tears and is currently being sold throughout Europe. Additionally, under the investment agreement with Orteq, we have committed to make an additional equity investment of approximately 637,000 British Pounds in preferred shares of Orteq, which is payable in U.S. Dollars, if Orteq receives approval or conditional approval from the FDA to conduct an investigational device exemption for a product pivotal trial by the second anniversary of our initial investment, which is December 21, 2012, or otherwise at our option prior to December 21, 2012. As of the date we entered into the investment agreement, we estimated the future payable amount to approximate $1 million; however, this future amount is dependent upon the future exchange rate in effect at the date of the additional investment. See Note 6 and Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our relationship with Orteq and the accounting treatment of these transactions.

We expect to begin receiving revenues under the manufacturing and supply agreement with Orteq after the transition of manufacturing from Orteq is completed in fiscal 2012.

Nerites Corporation. In January 2011, we acquired substantially all of the assets and certain operational liabilities of privately-held Nerites Corporation (Nerites), a development stage company that was in the process of developing medical adhesives and anti-fouling coatings (i.e. coatings that passively inhibit bacterial attachment or prevent biofilm formation) based in Madison, Wisconsin, for approximately $19.7 million plus acquisition-related costs of approximately $300,000. Approximately $16.7 million of the purchase price was paid at the acquisition date, financed from our available cash and investments on hand. The remaining $3.0 million, which is also expected be financed with cash on hand, was held back by us as security for certain potential Nerites indemnification obligations; of such hold-back amount, $1.5 million will be released on each of the first and second anniversaries of the acquisition date to Nerites, to the extent that the hold-back amount is not applied toward any such indemnification obligations. We expect that the technology platform of adhesive-based biomaterials acquired from Nerites will enable us to further our penetration into the regenerative medicine markets. Specifically, we expect that access to this technology will enable us to develop next generation products combining our ECM technology with the Nerites technology, in addition to various other new product applications for surgical sealants and adhesives. The technology should allow our expansion into new surgical procedures in key markets, including soft tissue surgical repair, orthopaedics, sports medicine, spine and neurosurgery.

The Nerites technology is inspired by the proteins secreted by marine mussel for bonding to underwater surfaces. Research previously conducted on these adhesive proteins identified the key components believed to be primarily responsible for the adhesive properties. Synthetic versions of these key components have been developed to create biomaterials capable of binding to tissue and other materials in aqueous surgical environments.

Surgical sealants and adhesives have applications in most surgical procedures. Over the past several years the wound closure market has shifted from early technology such as staples or sutures to next generation technologies as they have become available, including a variety of external and internal medical adhesives.

The transaction was accounted for as an asset acquisition, with the total cost of the acquisition allocated to the net assets acquired ($22,000), other intangible assets ($1.8 million) and acquired in-process research and development (IPR&D) ($18.2 million).

As of the acquisition date, we planned to develop a portfolio of hybrid adhesive-based products that integrate our ECM, collagen and polymer technology platforms for applications in general, neurologic, plastic/reconstructive, orthopaedic, urologic, cardiovascular and thoracic surgical specialties. Initial product targets, for which the $18.2 million acquired IPR&D was assigned, included devices for (1) repairing defects in abdominal walls ($7.1 million), (2) meniscal tears ($4.7 million), (3) articular cartilage resurfacing ($0.2 million), (4) dural membranes ($5.3 million) and (5) gastrointestinal tracts ($0.9 million). As of the date of acquisition, each of these five projects was expected to utilize the adhesive technology and was 100% dependent on developing an adhesive raw material from the Nerites technology. As of the date of acquisition, we expected to spend approximately $25.0 million over the next seven years to bring the five projects under development to technological feasibility. We believe our current cash and investment balances and expected future cash generated from operations will be sufficient to develop these projects. As of the acquisition date, assuming the research and development program to create the adhesive raw material is successful, we expected to begin receiving the estimated revenues from the five in process projects between fiscal 2013 and 2017, depending on the project.

Substantial additional research and development will be required to finalize a raw material formulation, and the unique processes specific to that formulation must be developed to enable the formulation to have the ability to be manufactured into a commercially viable medical device. There is risk that a marketable material formulation may never be developed. We may have problems manufacturing materials which are untested or whose properties are still not known. Ultimately, in order to determine the technical feasibility and commercial viability of the initial product targets, the medical device would be subject to pre-clinical testing and we would potentially need to complete clinical trials and receive regulatory approvals prior to any potential commercialization. The length of time to develop a commercially viable medical device can vary substantially according to the type, complexity and intended use of the product. Delays associated with products that we expect to develop may cause us to incur additional expenses, affect our ability to attract customers to the market and sell the products and result in new or emerging technologies obsolescing the adhesive technology and products, and our competitors may introduce or gain market acceptance for comparable products prior to us, which would impact future revenues. There can be no assurance such efforts will be successful. If these projects are not successfully developed, our revenue and profitability may be adversely affected in future periods. We are continuously monitoring our development projects and believe that the assumptions used in the valuation of acquired IPR&D reasonably estimated the future benefits attributable to such acquired IPR&D. See Note 5 to the Condensed Consolidated

Financial Statements included in this Form 10-Q for additional information concerning the acquisition of the net assets of Nerites and the related in-process research and development, IPR&D. No assurance can be given that actual results will not deviate from those assumptions in future periods. Additionally, the value of other acquired intangible assets may become impaired. See Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for additional risks, uncertainties and other factors that could impact the successful development of these projects, as these projects have similar risks and uncertainties as our other research and development efforts.

Fiscal 2010 Cost Reduction Plan

As previously disclosed in the second quarter of fiscal 2010, we had implemented a cost reduction plan, primarily associated with our reduced endovascular activities and lower production volume. This cost reduction plan included headcount reductions, as well as reduced work schedules. We incurred $1.9 million in pre-tax charges in our second quarter of fiscal 2010, consisting of a $1.0 million pre-tax severance charge and a $944,000 pre-tax unabsorbed overhead expense charge.

The following table summarizes the cost reduction plan pre-tax charges within each operating expense category of our Condensed Consolidated Statements of Operations for the nine months ended March 31, 2010:

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

Sales Revenue. Sales revenue is recognized in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, “Revenue Recognition” (ASC 605-10-S99). Sales revenue is recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the product is shipped or services are performed. We reduce sales revenue for estimated customer returns and other allowances.

In addition, we account for customer arrangements containing multiple revenue elements in accordance with ASC 605-25. We consider a variety of factors in determining the appropriate method of accounting for our multiple elements agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting. When our multiple element arrangements are combined into a single unit of accounting, revenues are deferred and recognized over the expected period of performance. The specific methodology for the recognition of the revenue is determined on a case-by-case basis based on the facts and circumstances applicable to each agreement.

Up-front, non-refundable payments that do not have stand-alone value are recorded as deferred revenue once received and recognized as revenues over the expected period of performance.

We evaluate milestone payments on an individual basis and recognize revenue from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which we have continuing performance obligations are recognized using a contingency-adjusted performance model over the period of performance, where revenue is recognized for the milestone proportionately to the extent of the performance period to date and the remainder ratably spread over the remaining performance period of the arrangement.

Royalty Income. Royalty revenue is recognized at the end of each quarter, when the relevant net total end-user product sales dollars are reported by customers to us for the quarter. Royalty payments are typically received within 45 days after the end of each calendar quarter.

Accounting for Share-Based Compensation. We use various forms of equity compensation, including stock options and nonvested stock awards, as a major part of our compensation programs to retain and provide incentives to our top management team members and other employees. In the past, we have also issued cash-settled SARs to employees. We account for equity compensation in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation.” Revisions to any of our estimates or methodologies could have a material impact on our financial statements.

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

Cost Method Investment. We account for our non-controlling minority equity investments using the cost method if we do not have the ability to exercise significant influence over the operating and financial policies of the investee. On a periodic basis, but no less frequently than quarterly, we assess such investments for impairment when there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If, and when, an event or change in circumstances that may have a significant adverse effect on the fair value of the investment is identified, we estimate the fair value of the investment, and, if the amount by which the carrying value of the cost method investment exceeds its fair value, and the reduction in value is determined to be other than temporary, we record an impairment loss on the investment.

Valuation of Financial Instruments. We adopted the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (ASC 820) for financial assets and liabilities, which provides guidance for using fair value to measure financial assets and liabilities by defining fair value as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Categorization is based on a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. See Note 10 to the Consolidated Financial Statements included in this Form 10-Q for further discussion regarding the fair value of financial assets and liabilities.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2011 and 2010

Total Revenues. Total revenues of $18.6 million for the three months ended March 31, 2011 decreased 7% from total revenues of $19.9 million for the three months ended March 31, 2010.

Total Net Sales. Net sales decreased 8% to $12.1 million in the three months ended March 31, 2011, compared to net sales of $13.2 million in the three months ended March 31, 2010. We had a $1.1 million, or 9%, decrease in our biomaterials sales, and a $10,000, or 5%, increase in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $11.9 million in the three months ended March 31, 2011, a 9% decrease compared to $13.0 million in the same period of the prior fiscal year. Biomaterials sales include revenue recognized from products shipped, as well as revenue generated from product development programs with, and milestone revenue earned from, biomaterials customers. Biomaterials sales for the three months ended March 31, 2011 were primarily composed of sales of orthopaedic products, consisting primarily of sports medicine and spine products, of $6.9 million, a decrease of $0.5 million, or 7%, from $7.4 million for the three months ended March 31, 2010. Sales of sports medicine product sales decreased $1.1 million, or 23%, to $3.6 million in the three months ended March 31, 2011 from $4.7 million in the same period of the prior fiscal year due primarily to variations in customer ordering patterns in the quarter, as well as the ongoing negative economic climate causing reduced procedures in these markets. Partially offsetting the decrease in sports medicine product sales was a $0.7 million, or 26%, increase in sales of spine products to $3.2 million in the three months ended March 31, 2011 from $2.5 million in the same period of the prior fiscal year, reflecting a modest improvement in the spine market and a recovery from the reduction of inventory levels of our largest spine products customer. In addition, the initial shipments for the new Orthovita BA2X spine product occurred in the third quarter of fiscal 2011.

Additionally, cardiovascular product sales, consisting principally of sales of vascular closure product components to St. Jude Medical, decreased approximately $1.6 million, or 34%, to $3.3 million in the three months ended March 31, 2011 from $4.9 million in the same period of the prior fiscal year. The decrease in sales of Angio-Seal components to St. Jude Medical was attributable to the new supply agreement which became effective as of January 1, 2011. See discussion about the impact of the new supply agreement with St. Jude Medical in the Overview section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this Form 10-Q.

General surgery product sales were approximately $1.1 million for the three months ended March 31, 2011, an increase of approximately $0.5 million, or 86%, from $0.6 million in the same period of the prior fiscal year. Third quarter fiscal 2011 general surgery sales consisted primarily of shipments to Synthes related to the OUS launch of our new ECM product, XCM BiologicTM Tissue Matrix.

Endovascular Sales. Endovascular sales were $214,000 in the three months ended March 31, 2011, a 5% increase compared to sales of $204,000 in the same period of the prior fiscal year. Endovascular sales include revenue recognized from products shipped, as well as milestone revenue recognized from product development programs with The Spectranetics Corporation (Spectranetics). In the quarters ended March 31, 2011 and 2010, we recognized revenue of $144,000 for two milestones achieved in the fiscal year ended June 30, 2009 under our Development and Regulatory Service Agreement with Spectranetics. The achievement of the future remaining research and development milestone payments pursuant to the agreements with Spectranetics could be negatively affected by the performance of Spectranetics, and may at a minimum be delayed and may not be received from Spectranetics at all.

Royalty Income. Royalty income of $6.5 million in the three months ended March 31, 2011 decreased 3% from $6.7 million in the three months ended March 31, 2010.

Royalty income of $4.9 million from St. Jude Medical’s Angio-Seal net end-user sales in the quarter ended March 31, 2011 decreased 6% from $5.2 million in the same period of the prior fiscal year, which we believe to be the result of increased competition and a reduction in the use of closure devices. Royalty income of $1.4 million from Orthovita’s net end-user sales of Vitoss™, Vitoss™ Foam and Vitoss™ Bioactive Foam products increased 2% from the same period of the prior fiscal year reflecting the improvement of the spine markets and improvement of customer sales.

Cost of Products Sold.

	Three Months Ended 3/31/11	Three Months Ended 3/31/10	% Change Prior Period to Current Period
Cost of products sold	$5,706,761	$5,689,060	0%
Gross Margin on Net Sales	53%	57%

Cost of products sold was $5.7 million in the three months ended March 31, 2011, consistent with cost of products sold in the three months ended March 31, 2010. Gross margin on net sales was 53% for the three months ended March 31, 2011 and 57% for the same period of the prior fiscal year. Negatively affecting our gross margin in the three months ended March 31, 2011 were adverse changes in product mix, primarily due to lower cardiology product sales with higher margins. Additionally, we had higher unabsorbed overhead period costs related to reduced production levels due to lower sales.

Research and Development Expense.

	Three Months Ended 3/31/11	Three Months Ended 3/31/10	% Change Prior Period to Current Period

Research & Development	$4,530,696	$4,325,390	5%

Research & Development as a % of Revenue	24%	22%

Research and development expense was $4.5 million in the three months ended March 31, 2011, an increase of $0.2 million, or 5%, from $4.3 million in the three months ended March 31, 2010. Research and development expense primarily increased due to $0.2 million in additional personnel costs primarily related to the Nerites acquisition. Additionally, our endovascular research and development efforts have decreased year over year, offset by an increase in expense related to our ECM and adhesives research and development efforts. Research and development expense was 24% of our total revenue for the three months ended March 31, 2011 and 22% of revenue in the three months ended March 31, 2010.

We plan to increase our clinical activities for the ECM products in the U.S. and outside the U.S. However, as previously discussed, we have shifted our clinical activities for the cartilage product outside the U.S., and have reallocated our research and development funds towards our ECM and medical adhesives programs.

Selling, General and Administrative Expense.

	Three Months Ended 3/31/11	Three Months Ended 3/31/10	% Change Prior Period to Current Period

Selling, General and Administrative	$2,223,210	$2,318,272	(4%)

Selling, General and Administrative as a % of Revenue	12%	12%

Selling, general and administrative expense was $2.2 million in the three months ended March 31, 2011, a decrease of 4% from selling, general and administrative expense in the three months ended March 31, 2010. This decrease is primarily due to a decrease of $0.1 million in general expenses, including expenses associated with marketing materials, outside services and professional fees.

Acquired in-process research and development. In connection with our asset acquisition of Nerites, we allocated approximately $18.2 million of the cost of the acquisition to in-process research and development projects. At the acquisition date, Nerites had spent approximately $14.2 million on ongoing research initiatives targeted at developing three potential platform technologies that they had been researching: liquid adhesives/sealants, thin film adhesives and anti-fouling/anti-bacterial coating capabilities. Nerites research is in a very early concept phase as they were still testing feasibility of the adhesive technology and were primarily focused on identifying the mechanical or physical properties and reaction attributes of an adhesive raw material. These costs were charged to expense in our third quarter of fiscal 2011 because, at the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. See “Recent Strategic Acquisitions and Investments” above and Note 5 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Nerites asset acquisition and the related acquired in-process research and development, IPR&D.

Interest Income. Interest income decreased by 59% to $72,000 in the three months ended March 31, 2011 from $174,000 in the same period of the prior fiscal year. This decrease was due to a decrease in our average cash and investment balances over the same period of the prior fiscal year, primarily due to our acquisition and our stock repurchases under our stock repurchase programs. See “Stock Repurchase Programs” below.

Interest Expense. Interest expense in the three months ended March 31, 2011 was $491,000, a decrease of 4% from $510,000 in the same period of the prior fiscal year due to the lower outstanding mortgage balance. We have borrowed $35.0 million under our Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is hedged by a fixed interest rate swap agreement (the Swap) bearing interest of 6.44%. The Mortgage balance was $30.3 million as of March 31, 2011. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Income Tax Benefit. Our income tax benefit for the three months ended March 31, 2011 was approximately $4.5 million, resulting in an effective tax rate of approximately 36%, which is reflective of the reduction in fiscal 2011 net income as result of the acquired IPR&D charge incurred during the third quarter of fiscal 2011 in connection with our asset acquisition of Nerites. Our income tax expense for the comparable three months ended March 31, 2010 was approximately $2.3 million, resulting in an effective tax rate of approximately 31%. We anticipate our net effective tax rate for fiscal 2011 will be approximately 21% to 22%. See Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

Comparison of Nine Months Ended March 31, 2011 and 2010

Total Revenues. Total revenues of $52.9 million for the nine months ended March 31, 2011 decreased 10% from total revenues of $58.8 million for the nine months ended March 31, 2010.

Total Net Sales. Net sales of products decreased 13% to $33.9 million in the nine months ended March 31, 2011, compared to net sales of $39.1 million in the nine months ended March 31, 2010. We had a $4.3 million, or 12%, decrease in our biomaterials sales, and a $1.0 million, or 50%, decrease in our endovascular sales.

Biomaterials Sales. Biomaterials sales were $33.0 million in the nine months ended March 31, 2011, a 12% decrease compared to $37.2 million in the same period of the prior fiscal year. Biomaterials sales include revenue recognized from products shipped, grant revenue, as well as revenue generated from product development programs with, and milestone revenue earned from, biomaterials customers. Biomaterials sales for the nine months ended March 31, 2011 were primarily composed of sales of orthopaedic products, consisting primarily of sports medicine and spine products, of $17.0 million, a decrease of $2.9 million, or 15%, from $19.9 million for the nine months ended March 31, 2010. Sales of sports medicine product decreased $2.4 million, or 22%, to $8.9 million in the nine months ended March 31, 2011 from $11.3 million in the same period of the prior fiscal year due primarily to variations in customer ordering patterns in the period as well as the ongoing negative economic climate causing reduced procedures in these markets. Sales of spine products decreased $0.4 million, or 5%, to $7.7 million in the nine months ended March 31, 2011 from $8.1 million in the same period of the prior fiscal year, reflecting the weakness in the spine market and inventory reductions by our largest spine products customer during the first half of fiscal 2011.

Additionally, cardiovascular product sales decreased approximately $2.5 million, or 18%, to $11.7 million in the nine months ended March 31, 2011 from $14.2 million in the same period of the prior fiscal year. The decrease in sales of Angio-Seal components to St. Jude Medical was primarily attributable to the reduction of purchase requirements of components used in the manufacture of the Angio-Seal device by St. Jude Medical from 100% to 25% as a result of the new supply agreement effective as of January 1, 2011.

General surgery product sales were approximately $3.1 million for the nine months ended March 31, 2011, an increase of approximately $0.2 million, or 9%, from $2.9 million in the same period of the prior fiscal year. The first nine months of fiscal 2011 general surgery sales consisted primarily of initial shipments to Synthes related to the U.S. and OUS launches of our new ECM product, XCM BiologicTM Tissue Matrix; however, these product sales were offset by lower sales of our breast biopsy product. This reduction was due to the customer reducing inventory levels.

Endovascular Sales. Endovascular sales were $0.9 million in the nine months ended March 31, 2011, a 50% decrease compared to sales of $1.9 million in the same period of the prior fiscal year. Endovascular sales include revenue recognized from products shipped, as well as milestone revenue recognized from product development programs with Spectranetics. The endovascular sales decrease was primarily due to a decrease in QuickCat product sales. In the nine month periods ended March 31, 2011 and 2010, we recognized revenue of $0.4 million for two milestones achieved in the fiscal year ended June 30, 2009 under our Development and Regulatory Service Agreement with Spectranetics.

Royalty Income. Royalty income of $19.0 million in the nine months ended March 31, 2011 decreased 3% from $19.6 million in the nine months ended March 31, 2010.

Royalty income of $14.4 million from St. Jude Medical’s Angio-Seal net end-user sales in the nine month period ended March 31, 2011 decreased 4% from $15.1 million in the same period of the prior fiscal year. Royalty income of $4.3 million from Orthovita’s net end-user sales of Vitoss™, Vitoss™ Foam and Vitoss™ Bioactive Foam products was consistent with the same period of the prior fiscal years.

Cost of Products Sold.

	Nine Months Ended 3/31/11	Nine Months Ended 3/31/10	% Change Prior Period to Current Period
Cost of products sold	$16,266,582	$17,719,445	(8%)
Gross Margin on Net Sales	52%	55%

Cost of products sold was $16.3 million in the nine months ended March 31, 2011, a $1.5 million, or 8%, decrease from $17.7 million in the nine months ended March 31, 2010. Gross margin on net sales was 52% for the nine months ended March 31, 2011 and 55% for the same period of the prior fiscal year. Negatively affecting our gross margin in the nine months ended March 31, 2011 were product mix and higher unabsorbed overhead period costs related to reduced production levels due to lower sales. Included within cost of products sold during the nine months ended March 31, 2010, as a result of the previously disclosed cost reduction plan, was $944,000 in unabsorbed overhead charges due to reduced work schedules during the second quarter of fiscal 2010, as well as $404,000 in severance charges.

Research and Development Expense.

	Nine Months Ended 3/31/11	Nine Months Ended 3/31/10	% Change Prior Period to Current Period

Research & Development	$12,777,866	$13,287,476	(4%)

Research & Development as a % of Revenue	24%	23%

Research and development expense of $12.8 million in the nine months ended March 31, 2011 decreased $0.5 million, or 4%, from $13.3 million in the nine months ended March 31, 2010. Research and development expense primarily decreased due to $536,000 in severance costs related to the cost reduction plan that was implemented in the quarter ended December 31, 2009. Additionally, our endovascular research and development efforts have decreased year over year, offset in part by an increase in expense related to our ECM and adhesives research and development efforts. Research and development expense was 24% of our total revenue for the nine months ended March 31, 2011 and 23% of revenue in the nine months ended March 31, 2010.

Selling, General and Administrative Expense.

	Nine Months Ended 3/31/11	Nine Months Ended 3/31/10	% Change Prior Period to Current Period

Selling, General and Administrative	$6,586,717	$6,602,510	0%

Selling, General and Administrative as a % of Revenue	12%	11%

Selling, general and administrative expense was $6.6 million in the nine months ended March 31, 2011, consistent with selling, general and administrative expense in the nine months ended March 31, 2010. The three months ended March 31, 2010 had severance costs of $71,000 related to the cost reduction plan implemented during the second quarter of fiscal 2010. In the three months ended March 31, 2011 we had increased share-based compensation expense of approximately $0.3 million, partially offset by a decrease in professional services fees and outside services of approximately $0.2 million.

Acquired in-process research and development. Total acquired IPR&D costs for the nine months ended March 31, 2011 included the $18.2 million charge to expense in our third quarter of fiscal 2011 in connection with our asset acquisition of Nerites because, at the date of acquisition, the development of acquired IPR&D projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. See “Recent Strategic Acquisitions and Investments” above and Note 5 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Nerites asset acquisition and the related acquired, IPR&D.

Interest Income. Interest income decreased by 34% to $353,000 in the nine months ended March 31, 2011 from $535,000 in the same period of the prior fiscal year. This decrease was due to a decrease in our average cash and investment balances over the same period of the prior fiscal year, primarily due to our acquisition and our stock repurchases under our stock programs. See “Stock Repurchase Programs” below.

Interest Expense. Interest expense in the nine months ended March 31, 2011 was $1.5 million, a decrease of 4% from $1.6 million in the same period of the prior fiscal year due to the lower outstanding mortgage balance. We have borrowed $35.0 million under the Mortgage. The Mortgage is hedged by the Swap. The Mortgage balance was $30.3 million as of March 31, 2011. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Other Income/Expense. Other Income increased to $93,000 in the nine months ended March 31, 2011 from other expense of $9,000 in the same period of the prior fiscal year. This increase was primarily due to an realized gain on the sale of selected available-for-sale municipal obligations during the nine month period ended March 31, 2011.

Income Tax Benefit. Our income tax benefit for the nine months ended March 31, 2011 was approximately $1.1 million, resulting in an effective tax rate of approximately 57% for the nine month period, which is primarily a result of the acquired IPR&D charge incurred during the third quarter of fiscal 2011 in connection with our asset acquisition of Nerites, as disclosed in Note 5 to the Condensed Consolidated Financial Statements included in this Form 10-Q. Our effective tax rate reflects the December 2010 Congressional approval of an extension of the Research & Experimentation (R&E) Tax Credit, in which we recorded retroactive adjustments to our tax provision during our second fiscal quarter ended December 31, 2010, as the tax credit is retroactive to January 1, 2010. Our income tax expense for the comparable nine months ended March 31, 2010 was approximately $6.6 million, resulting in an effective tax rate of approximately 33%. See Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $30.7 million as of March 31, 2011, a decrease of $35.0 million from our balance of $65.7 million at June 30, 2010, the end of our prior fiscal year. Our working capital was $48.3 million as of March 31, 2011, a decrease of $32.0 million from our working capital of $80.3 million at June 30, 2010. The decrease in cash and working capital was primarily due to our stock repurchases of $30.0 million, principally under our stock repurchase programs and our acquisition of the net assets of Nerites. See “Stock Repurchase Programs” below and Note 5 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our acquisition.

Operating Activities

Net cash provided by our operating activities was $15.5 million in the nine months ended March 31, 2011. For the nine months ended March 31, 2011, we had net loss of $871,000, non-cash depreciation and amortization of $5.0 million and a non-cash acquired IPR&D charge of $18.2 million associated with the asset acquisition of Nerites, a net effect of non-cash employee share-based compensation and related tax events of $3.5 million and a change in deferred income taxes of $5.3 million.

Cash used in operations as a result of changes in asset and liability balances was $5.2 million. This use of cash was primarily a result of a decrease in accounts payable and accrued expenses of $3.1 million and an increase in prepaid expenses of $2.2 million, primarily related to our prepayment of annual insurance policies made during the period, an increase in our inventory balance of $865,000, and a decrease in our deferred revenue balance of $680,000. Offsetting these uses of cash was cash provided by a decrease in our receivable balances of $1.7 million, primarily due to the decrease in sales.

Investing Activities

Cash provided by investing activities was $5.3 million for the nine months ended March 31, 2011. This increase in cash was primarily the result of $28.1 million of maturities within our investment portfolio, offset by a total of $17.1 million of cash used in the asset acquisition of Nerites and $4.1 million of cash used in our cost method investment in Orteq and the purchase of the manufacturing rights of Actifit® products from Orteq and by capital expenditures of $1.6 million to continue to expand our research and development and manufacturing capabilities and improve our information technology systems.

Financing Activities

Cash used in financing activities was $26.9 million for the nine months ended March 31, 2011. This amount was primarily the result of $30.0 million in Common Stock repurchases and $1.1 million in repayments of long-term debt, offset by $4.2 million in cash proceeds from the net effect of the exercise of stock options.

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

During the nine months ended March 31, 2011, we repurchased and retired a total of 1,175,738 shares of Common Stock that were settled at a total cost of $30.0 million, or an average price per share of $25.52, using available cash. The stock repurchase program was completed in October 2010. Commissions and other related costs associated with these stock repurchases totaled $35,272 for the nine months ended March 31, 2011. We financed these repurchases using available cash, liquid investments and cash from operations. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our stock repurchase programs. See also Part II. Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) in this Form 10-Q.

General

We plan to continue to increase our research and development spending for our biomaterials products as we expand our clinical activities relating to our ECM programs both in the U.S. and outside the U.S., our cartilage repair program outside the U.S. and other new technologies, including those acquired in the Nerites acquisition.

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

Contractual Obligations and Other Contingent Commitments

Presented below is a summary of our approximate aggregate contractual obligations and other contingent commitments at March 31, 2011, for future payments under contracts and other contingent commitments, for fiscal 2011 and beyond:

	Payments Due by Period
Contractual Obligations		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage	$30,333,330	$1,399,997	$2,800,000	$2,800,000	$23,333,333
Interest on Mortgage	21,563,767	1,949,501	3,598,741	3,242,546	12,772,979
Purchase Obligations (2):	1,583,360	1,583,360	—	—	—
Other Obligations:
Research and Development Contractual Obligations (3)	2,720,157	—	—	—	—
Cost Method Investment Obligation (4)	1,000,000	—	—	—	—
Nerites Corporation Purchase Price Obligation (5)	3,000,000	1,500,000	1,500,000
Employment Agreements (6)	1,623,057	1,211,871	411,186	—	—
Operating Leases (7)	134,121	124,321	9,800	—	—
FIN 48 Tax Obligations (8)	—	—	—	—	—
Other Long-Term Liabilities
Deferred Revenue Non-Current (9)	2,665,473	—	924,776	636,312	1,104,385
Other Non-Current Liabilities (10)	4,527,512	—

Total Contractual Obligations	$69,150,777	$7,769,050	$9,244,503	$6,678,858	$37,210,697

These obligations are related to the Mortgage and other agreements that are legally binding and enforceable against us.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage outstanding principal balance of $30.3 million as of March 31, 2011. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the future interest obligations are not recorded on our Condensed Consolidated Balance Sheet. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(2)	These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(3)	The amount reflects only payment obligations that are fixed and determinable. Under the Development and Regulatory Services Agreement with Spectranetics, as amended, our contributions are capped at a maximum amount of $2,750,000 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products, reduced by the total cumulative expenses incurred through March 31, 2011 of approximately $30,000. We are unable to reliably estimate the amount and timing of these contributions because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. The Company has entered into other research and development service agreements with certain other customers which provide that we are to share certain regulatory and clinical costs associated with future research and development activities. The amounts and timing of any such future payment obligations can not currently be determined, and therefore, are not included in the table above. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets.
(4)	Under the investment agreement with Orteq, we have committed to make an additional minority equity investment of approximately 637,000 British Pounds in preferred shares of Orteq, which is payable in U.S. Dollars, if Orteq receives approval or conditional approval from the FDA to conduct an investigational device exemption for a product pivotal trial by the second anniversary of the our initial investment, which is December 21, 2012, or otherwise at our option prior to December 21, 2012. As of the date we entered into the investment agreement, we estimated the future payable amount to approximate $1 million, however, this future amount is dependent upon the future exchange rate in effect at the date of the additional investment. Any such additional investment is expected to increase our ownership interest to approximately 10% of Orteq.
(5)	Under the Asset Purchase Agreement with Nerites, entered into on January 28, 2011, we acquired substantially all of the assets and certain operational liabilities of Nerites for approximately $20 million, of which approximately $16.7 million was paid at the acquisition date, with the remaining approximately $3.0 million held back under the terms of the acquisition as security for certain potential Nerites indemnification obligations; of such hold-back amount, $1.5 million will be released on each of the first and second anniversaries of the acquisition date to Nerites, to the extent that the hold-back amount is not applied toward such indemnification.
(6)	We have entered into employment agreements with certain of our named executive officers. As of March 31, 2011, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through fiscal 2012. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

(7)	We have become party to certain operating leases, to which Nerites was previously a party for the leased space in Madison, Wisconsin, as well as for office equipment. for which the minimum lease payments on month-to-month cancelable leases to which we have committed are presented.
(8)	Liabilities for uncertain tax positions in the aggregate amount of $110,451 have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of these liabilities. See Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(9)	Non-current deferred revenue includes milestone payments received by us pursuant to customer agreements, as well as advance payments from customers for future services. Several of these deferred milestone revenues are non-refundable and may not require future performance from us. These liabilities are recorded in accordance with U.S. GAAP, and are recorded on our Condensed Consolidated Balance Sheets.
(10)	This value represents the estimated amount we would pay to terminate the Swap if we were to prepay the Mortgage. We currently do not intend to prepay the Mortgage and, therefore, are unable to reliably estimate the period of cash settlement of the Swap, if any. In accordance with U.S. GAAP, this liability is recorded on our Condensed Consolidated Balance Sheets. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-K, as well as the Risk Factor disclosure in our other Quarterly Reports on Form 10-Q, include but are not limited to the following:

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

•

future success of our research and development efforts with respect to biomaterials products, including our cartilage repair and extracellular matrix technologies and the recently acquired adhesive technology from Nerites;

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

Investment Portfolio

Our investment portfolio consists of high quality municipal securities. The majority of these investments have maturities ranging from less than one year to approximately three years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only securities with secondary or resale markets. We have an audit committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of March 31, 2011, our total investment portfolio consisted of approximately $13.8 million of investments. While our investments generally may be sold at any time because the portfolio includes available-for-sale securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. We do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We review our investments to identify and evaluate investments that have an indication of possible impairment. We have no intent to sell any of these investments until a recovery of their respective fair values, which may be at maturity, and we have no current requirement to sell any of these investments. Additional information regarding our investments is located in Note 2 to the Condensed Consolidated Financial Statements included herein in this Form 10-Q.

Debt

On May 25, 2006, we entered into a $35.0 million aggregate ten-year fixed interest rate Swap, with Citibank, N.A., to manage the market risk from changes in interest rates under the Mortgage. On May 25, 2006 and November 23, 2007, we obtained $8 million and $27 million advances, respectively, under the Mortgage (see Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q). Our objective and strategy for undertaking the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. We currently utilize the Hypothetical Derivative Method in determining the hedge effectiveness of the hedged item each period. We do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. If the conditions underlying the Swap or the hedge item change, there is a risk that our hedged item would be deemed an ineffective hedge, and therefore, we would record changes in the fair value of the Swap within our Condensed Consolidated Statements of Operations, as well as our Condensed Consolidated Statements of Cash Flows. Additional information regarding the Swap is located in Note 9– under the heading “Interest Rate Swap Agreement” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Foreign Currency Exchange Rate Risk

Our business is not directly dependent on foreign operations as our sales to customers outside the U.S. are not significant. However, a portion of our total revenues, including sales and royalties, are dependent on U.S. based customers selling to end-users outside the U.S. There is a risk related to the changes in foreign currency exchange rates as it relates to royalties paid to us in U.S. dollars for which royalties are received on end-user sales within foreign countries. In addition, we have a cost method investment, as well as a commitment to make an additional investment in a United Kingdom-based company. We are currently not taking any affirmative steps to hedge the risk of fluctuations in foreign currency exchange rates. We do not expect our financial position, results of operations or cash flows to be materially impacted due to a sudden change in foreign currency exchange rates fluctuations relative to the U.S. Dollar.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recently announced pending acquisition by Johnson & Johnson of Synthes, one of our key customers and strategic partners, could adversely affect our operating results.

Synthes is one of our key customers and strategic partners. In particular, we have commercialized with Synthes our first ECM product, a porcine dermis surgical mesh used for abdominal wall reconstruction, breast reconstruction and select head and neck plastic surgery repair. The commercial success of this product will depend upon the continued sales and marketing efforts of Synthes. On April 27, 2011, Johnson & Johnson and Synthes announced their entry into a definitive agreement whereby Johnson & Johnson is to acquire Synthes, which transaction is anticipated to close during the first half of 2012. Our business and operating results could suffer if the acquisition is consummated and the combined company diverts focus and attention, and in particular sales and marketing efforts, or shifts its business strategy, away from our ECM product.

Item 6. Exhibits.

Exhibit	Description	Incorporation By Reference To

2.1	Asset Purchase Agreement by and among KNC Ner Acquisition Sub, Inc., Nerites Corporation, and Kensey Nash Corporation, dated January 28, 2011.*

Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 3, 2011.

* The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.1	Employment Agreement between Kensey Nash Corporation and Michael Celano, Chief Financial Officer, dated as of March 10, 2011.	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 15, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: May 6, 2011	By:	/s/ Michael Celano

Michael Celano
Chief Financial Officer (Principal Financial and Accounting Officer)