Form 10-Q
period 2011-09-30
KENSEY NASH CORP
filed 2011-11-09
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011

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

As of October 31, 2011, there were 8,645,090 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED September 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	September 30, 2011	June 30, 2011
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$18,016	$10,219
Investments	10,389	11,722
Trade receivables, net of allowances for doubtful accounts of $6 and $6 as of September 30, 2011 and June 30, 2011 respectively	6,826	5,804
Royalties receivable	5,106	6,218
Other receivables (including $13 and $10 at September 30, 2011and June 30, 2011, respectively, due from non-executive employees)	636	509
Inventory	15,903	16,629
Deferred tax asset, current portion	1,701	1,564
Prepaid expenses and other	1,682	2,807

Total current assets	60,259	55,472

Property, plant and equipment, at cost	92,218	91,891
Less accumulated depreciation	(35,199)	(33,942)

Net property, plant and equipment	57,019	57,949

OTHER ASSETS:
Deferred tax asset, non-current portion	8,677	8,372
Acquired patents and other intangibles, net of accumulated amortization of $8,177 and $7,731 at September 30, 2011 and June 30, 2011, respectively	17,736	18,182
Goodwill	4,366	4,366
Other non-current assets	3,628	2,579

Total other assets	34,407	33,499

TOTAL	$151,685	$146,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,712	$2,455
Accrued expenses	2,954	2,250
Other current liabilities	1,500	1,505
Current portion of debt	1,400	1,400
Deferred revenue	1,038	947

Total current liabilities	9,604	8,557

OTHER LIABILITIES:
Long term debt	28,233	28,583
Deferred revenue, non-current	2,230	2,466
Long-term deferred acquisition payments	15,500	15,500
Other non-current liabilities	5,697	4,977

Total liabilities	61,264	60,083

COMMITMENTS AND CONTINGENCIES (See Note 13)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, of which 25,000 shares are designated as Series A junior participating preferred stock, $.001 par value, no shares issued or outstanding at September 30, 2011 and June 30, 2011	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 8,645,090 and 8,612,590 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	9	9
Capital in excess of par value	8,764	7,065
Retained earnings	84,903	82,640
Accumulated other comprehensive loss	(3,255)	(2,877)

Total stockholders’ equity	90,421	86,837

TOTAL	$151,685	$146,920

See notes to Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2011	2010
REVENUES:
Net sales	$14,012	$10,880
Royalty income	6,010	6,084

Total revenues	20,022	16,964

OPERATING COSTS AND EXPENSES:
Cost of products sold	8,226	4,220
Research and development	5,118	4,277
Selling, general and administrative	2,804	2,298

Total operating costs and expenses	16,148	10,795

INCOME FROM OPERATIONS	3,874	6,169

OTHER INCOME (EXPENSE):
Interest income	54	155
Interest expense	(490)	(515)
Other income	1	4

Total other expense, net	(435)	(356)

INCOME BEFORE INCOME TAX	3,439	5,813
Income tax expense	(1,176)	(1,968)

NET INCOME	$2,263	$3,845

BASIC EARNINGS PER SHARE	$0.26	$0.43

DILUTED EARNINGS PER SHARE	$0.26	$0.41

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,624,911	9,037,623

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,733,937	9,300,323

See notes to Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE, JUNE 30, 2011	8,612,590	$9	$7,065	$82,640	$(2,877)		$86,837
Exercise/Issuance of:
Stock options	32,500	—	611				611
Tax benefit from exercise/issuance of:
Stock options			61				61
Employee share-based compensation:
Stock options			906				906
Nonvested stock awards			121				121
Net Income				2,263		$2,263	2,263
Change in unrealized gain on investments (net of tax)					(16)	(16)	(16)
Change in interest rate swap unrealized loss (net of tax)					(362)	(362)	(362)

Comprehensive income						$1,885

BALANCE, SEPTEMBER 30, 2011	8,645,090	$9	$8,764	$84,903	$(3,255)		$90,421

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$2,263	$3,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,903	1,757
Share-based compensation:
Stock options	906	856
Nonvested stock awards	121	139
Cash-settled stock appreciation rights	25	169
Tax benefit from exercise/issuance of:
Stock options	61	691
Excess tax benefits from share-based payment arrangements	(37)	(295)
Deferred income taxes	(75)	321
Loss/(Gain) on disposal/retirement of property, plant and equipment	2	(15)
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable	(38)	2,299
Prepaid expenses and other current assets	1,125	(86)
Inventory	726	(1,517)
Accounts payable and accrued expenses	961	(813)
Deferred revenue	(145)	(163)
Other non-current liabilities	(34)	—

Net cash provided by operating activities	7,764	7,188

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(460)	(639)
Proceeds from maturity of investments	1,250	14,330
Note receivable from a cost method investee	(1,055)	—

Net cash (used in)/provided by investing activities	(265)	13,691

FINANCING ACTIVITIES:
Repayments of long term debt	(350)	(350)
Stock repurchase	—	(25,879)
Excess tax benefits from share-based payment arrangements	37	295
Proceeds from exercise of stock options	611	3,407

Net cash provided by/(used in) financing activities	298	(22,527)

INCREASE/(DECREASE) IN CASH	7,797	(1,648)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,219	23,102

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,016	$21,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$486	$526

Cash paid for income taxes	$86	$1,743

Retirement of fully depreciated property, plant and equipment	$117	$186

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the audited condensed consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (fiscal 2011).

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

All amounts in the Condensed Consolidated Financial Statements for the current and prior period, including these notes, have been presented in thousands, except for share and per share data, or as otherwise noted. Certain reclassifications have been made to the prior period balances to conform to the current period presentation, such as to reflect the condensed aggregated presentation of total Net plant, property and equipment within the Condensed Consolidated Balance Sheets, to reflect the aggregated presentation of Net sales within the Condensed Consolidated Statements of Operations and to reflect the aggregated presentation of the changes in current and long-term deferred revenue within the Condensed Consolidated Statements of Cash Flows.

Revenue Recognition

Sales Revenue

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, “Revenue Recognition” (ASC 605-10-S99). Sales revenue is recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the products are shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances. The Company recorded net sales return provisions, credits and discounts of $0 and $30 for the three months ended September 30, 2011 and 2010, respectively.

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

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

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

Geographic Information

The Company’s total revenues are attributed to a country based on the location of the customer. A portion of the Company’s total revenues, including sales and royalties, are dependent on U.S.-based customers selling to end-users outside the U.S. The Company primarily sells to U.S.-based customers, however, a portion of total revenues is attributable to European-based companies. The fiscal 2012 increase in the Company’s European-based companies is primarily due to product sales to Synthes, Inc. (Synthes) resulting from the Company’s May 2011 asset acquisition of Norian Corporation (Norian). In addition, all of the Company’s long-lived tangible assets are located in the U.S. The Company’s revenues are categorized geographically below:

	Revenues for the Three Months Ended September 30,
	2011	2010
United States	$17,106	$16,805
Europe	2,916	159

Total	$20,022	$16,964

Earnings Per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC 260). Basic and diluted earnings per share (EPS) are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. The effect of dilutive options and nonvested stock awards as of September 30, 2011 and 2010 was 109,026 and 262,700 shares, respectively. There were no nonvested stock awards included for the three months ended September 30, 2011 and 2010 that were antidilutive. Options to purchase shares of the Company’s Common Stock that were outstanding for the three months ended September 30, 2011 and 2010, but were not included in the computation of diluted EPS because the options would have been antidilutive, are shown in the table below:

	Three months ended September 30,
	2011	2010
Number of shares underlying options	1,483,281	1,235,292

Option exercise price range	$23.45 - $35.71	$23.45 - $35.71

Goodwill

The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of June 30, 2011 indicated that goodwill was not impaired. There were no indicators of impairment during the current period ended September 30, 2011.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

New Accounting Standards

Adopted:

In December 2010, the FASB issued Accounting Standards Update (ASU) 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations” (ASU 2010-29), to improve consistency in how pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The Company’s adoption of this new accounting update on July 1, 2011 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements. The Company will apply ASU 2010-29 to any future business combinations.

To Be Adopted:

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) (Topic 820)—Fair Value Measurement” (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 will be effective for the Company in its third quarter of fiscal 2012. The Company is currently evaluating the impact of the pending adoption of ASU 2011-04 on its Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income,” (ASU 2011-05) to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company in its first quarter of fiscal 2013. The Company’s pending adoption of ASU 2011-05 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows, other than the change to the required presentation format.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other—Testing Goodwill for Impairment” (ASU 2011-08) to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise the two-step goodwill test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which is the Company’s fiscal 2013, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2011-08 on its Condensed Consolidated Financial Statements.

Note 2 – Investments

Investments as of September 30, 2011 consist of non-taxable high quality municipal obligations. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Income in stockholders’ equity (see Note 11) and realized gains and losses included in Other income/(expense). The following is a summary of available-for-sale securities as of September 30, 2011 and June 30, 2011:

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2011
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description		Gain	Loss
Municipal Obligations	$10,195	$194	$—	$10,389

Total Investments	$10,195	$194	$—	$10,389

	June 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value
Description		Gain	Loss
Municipal Obligations	$11,506	$216	$—	$11,722

Total Investments	$11,506	$216	$—	$11,722

As of September 30, 2011, the Company’s investments had maturities ranging from less than one year to approximately two years. The fair values of the Company’s municipal obligations are obtained from broker quotes using pricing matrices based on inputs that may include quoted prices for identical or similar assets in the municipal bond market and based on other various inputs that are directly or indirectly observable.

As of September 30, 2011, there were no investments with unrealized losses in the Company’s portfolio.

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of material utilized in the processing of the Company’s products and was as follows as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
Raw materials	$13,690	$14,196
Work in process	2,295	2,150
Finished goods	1,685	2,057

Gross inventory	17,670	18,403
Provision for inventory obsolescence	(1,767)	(1,774)

Inventory	$15,903	$16,629

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

The Company, as a result of its May 2011 acquisition of certain operational assets and certain liabilities relating to the business and product lines of Norian (see Note 5), “stepped-up” the acquired inventory to its fair value as of the acquisition date, in accordance with FASB ASC Topic 805, “Business Combinations” (ASC 805). The Company’s purchase accounting adjustment to the fair value of inventory, commonly referred to as “stepped-up value,” of $1,286, represented the estimated capitalized manufacturing profit in acquired inventory as of the date of acquisition, of which the Company had expensed $257 during the fourth quarter of fiscal 2011 and $772 during the first quarter of the Company’s fiscal year ending June 30, 2012 (fiscal 2012). This non-recurring, non-cash charge to Cost of products sold is recognized over the expected inventory turn-over period as the related inventory is sold, which approximates a five month period. This capitalized manufacturing profit added to inventory under purchase accounting is expected to be sold within approximately the five months after the date of acquisition through the Company’s second quarter of fiscal 2012.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Note 4 – Select Customer Agreements

These are select customer agreements not otherwise discussed elsewhere in the notes to the Condensed Consolidated Financial Statements.

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

Current Collagen Supply Agreement - On June 23, 2010, the Company entered into a new two-year supply agreement with St. Jude Medical effective for the period from January 1, 2011 to December 31, 2012. Under this new supply agreement, the Company is the exclusive outside supplier of collagen plugs to St. Jude Medical. The new supply agreement provides for contractual minimum order levels of collagen plugs for calendar years of 2011 and 2012. During the Company’s third and fourth quarters of fiscal 2011, St. Jude Medical fulfilled their calendar 2011 contractual minimum order levels under this new supply agreement, resulting in approximately $4 million of collagen plug sales for the Company. As of June 30, 2011, St. Jude Medical placed its calendar 2012 order for approximately $6.4 million of collagen plugs, of which $4.0 million are to be shipped in the second half of fiscal 2012 and $2.4 million in the first half of fiscal 2013. This calendar 2012 order exceeded the contractual minimum level and provides for collagen plug sales to be recognized when the Company ships the product during the Company’s second half of fiscal 2012 and first half of fiscal 2013. For the three months ended September 30, 2011, there were no collagen plug sales to St. Jude Medical. The new supply agreement does not call for the Company to supply polymer anchors to St. Jude Medical.

Stryker Corporation / Orthovita, Inc.

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

In a separate transaction in August 2004, the Company entered into an agreement (the Assignment Agreement) whereby the Company acquired the intellectual property rights of a third party having rights in the Vitoss™ technology, an inventor of the Vitoss™ technology (the Inventor), for $2.6 million. Under the Assignment Agreement, the Company received all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company primarily receives a royalty on the sale of all Orthovita products containing the Vitoss™ technology, up to a total to be received of $4,036. The entire cost of these proprietary rights was amortized over an 83 month period. As of September 30, 2011, the Company had recognized the total cumulative royalty income of $4,036 under the Assignment Agreement.

In June 2011, Stryker Corporation acquired Orthovita.

Synthes, Inc.

On May 24, 2011, the closing date of the Company’s Norian asset acquisition pursuant to an Asset Purchase Agreement, the Company also entered into a Supply Agreement with Synthes USA Sales, LLC, a subsidiary of Synthes. This Supply Agreement provides for the Company to be the exclusive manufacturer and supplier of the Norian product lines acquired by the Company under the Asset Purchase Agreement, pursuant to which Synthes

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

will purchase all of its requirements for such products exclusively from the Company, on the terms set forth in the Supply Agreement. The Supply Agreement, which was effective on the date of acquisition, has a term of 10 years and will automatically renew for successive two-year terms. Also, on May 24, 2011, the Company entered into a research and development agreement with Synthes to develop certain related future products.

Note 5 – Acquisitions

Fiscal 2011 Asset Acquisitions

During the prior fiscal year ended June 30, 2011, in separate transactions, the Company acquired substantially all of the assets and certain operational liabilities of Nerites Corporation and certain operational assets and certain liabilities relating to the business and product lines of Norian.

Asset Acquisition of Nerites Corporation

In January 2011, the Company acquired substantially all of the assets and certain operational liabilities of Nerites Corporation (Nerites), a privately-held development stage company based in Wisconsin, for $19.7 million. Approximately $16.7 million of the purchase price was paid at the acquisition date, financed from the Company’s available cash and investments on hand. The remaining $3.0 million, of which $1.5 million is reported as each a component of Other current liabilities and Long-term deferred acquisition payments on the Condensed Consolidated Balance Sheet as of September 30, 2011, was held back by the Company under the terms of the acquisition as security for certain potential Nerites indemnification obligations and is expected to be financed with cash on hand; of such hold-back amount, $1.5 million will be released on each of the first and second anniversaries of the acquisition date to Nerites, to the extent that the hold-back amount is not applied toward any such indemnification obligations.

The Company accounted for the transaction as an asset acquisition based on an evaluation of the accounting guidance (ASC 805) and considering the early research stage of Nerites’ technology. The Company concluded that the acquired net assets of Nerites did not constitute a business as defined under ASC 805 due to the incomplete nature of the inputs and the absence of processes from a market participant perspective. The total purchase price of $19.7 million had been allocated to the tangible and intangible acquired assets, such as acquired in-process research and development (IPR&D), based on their respective estimated fair values as of the date of the acquisition. Acquired IPR&D in the asset acquisition was accounted for in accordance with FASB ASC Topic 730, “Research and Development” (ASC 730). Management was responsible for the valuation and considered a number of factors including internal and third party valuations and appraisals. For further information on the transaction and the purchase price allocation, see Note 5 “Acquisitions” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Asset Acquisition of Norian

On May 24, 2011 (date of acquisition), the Company completed its acquisition of certain operational assets and certain liabilities relating to the business and product lines of Norian, a wholly owned subsidiary of Synthes, pursuant to an Asset Purchase Agreement and related Property Purchase Agreement, for a total purchase price of approximately $26 million ($22 million pursuant to the Asset Purchase Agreement and $4 million pursuant to the Property Purchase Agreement). On the date of acquisition, the Company paid to Synthes total cash consideration of $11.9 million from the Company’s available cash on hand. The Company is required to pay the remaining $14 million on the earlier of the date on which the transfer of the manufacturing operation from the purchased West Chester, Pennsylvania facility to the Company’s corporate headquarters facility located in Exton, Pennsylvania has been completed or the 18-month anniversary of the date of acquisition. The $14 million deferred payment has been classified by the Company as a long-term liability as of September 30, 2011.

In accordance with ASC 805, the Company has accounted for the asset acquisition using the purchase method of accounting under U.S. GAAP. Under the purchase method of accounting, the total purchase price of approximately $26 million had been allocated to the tangible and intangible acquired assets and assumed liabilities of Norian, based on their respective estimated fair values as of the date of the acquisition.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Management was responsible for the valuation and considered a number of factors including internal and third party valuations and appraisals. For further information on this transaction and the purchase price allocation, see Note 5 “Acquisitions” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

The results of operations associated with Norian have been consolidated with those of the Company since the date of acquisition.

The following pro forma information sets forth the combined revenues and net income of the Company and the historical unaudited Norian financial information for the prior comparative period for the three months ended September 30, 2010, as if the acquisition had occurred as of July 1, 2010, and includes certain business combination accounting adjustments for such expenses, including, but not limited to, amortization charges from acquired tangible and intangible assets, acquisition related transaction costs and tax related effects. Historically, Norian had not maintained certain distinct and separate accounts from Synthes. The historical unaudited Norian financial information reflected the manufacturing and selling of the product lines through inter-company arms-length transactions with Synthes at negotiated prices. Therefore, the pro forma information presented below is not necessarily indicative of that which would have been attained had the transaction occurred at an earlier date, nor are these results necessarily indicative of future consolidated results of operations of the Company. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2011.

For the Three Months Ended
September 30, 2010
Total revenues	$22,683
Net income	$4,334
Basic earnings per share	$0.48
Diluted earnings per share	$0.47

Note 6 – Acquired Patents and Other Intangibles

The costs of internally developed patents are expensed when incurred due to the long development cycle for products and the Company’s inability to measure the recoverability of these costs when incurred. From time to time, the Company has acquired portfolios of patents and other intangibles that it believes are beneficial and complementary to the Company’s existing intellectual property and material processing knowledge platform. These acquisitions have included a portfolio of puncture closure patents acquired in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. (THM) in 2000, certain intellectual property and other rights related to the Vitoss™ product line acquired from a third party inventor in 2004 (See Note 4), and certain assets of MacroPore Biosurgery, Inc. (MacroPore) acquired in 2007, as well as other smaller purchases.

In fiscal 2011, the Company acquired the following intangible assets:

On December 21, 2010, in addition to making a non-controlling minority equity investment in Orteq Ltd. (Orteq Sports Medicine or Orteq) (see Note 7), the Company entered into a manufacturing and supply agreement with Orteq and acquired the exclusive worldwide manufacturing rights of the Actifit® (Actifit) product line for a period of 10 years beginning with the date of its first U.S. commercial sale. The Company assigned $1,632 to the cost of the manufacturing rights and related costs associated with the transaction. Actifit is a biocompatible synthetic meniscal scaffold, which received its CE Mark approval in 2008 for the treatment of irreparable partial meniscal tears and is currently being sold throughout Europe. The acquired manufacturing rights are expected to be amortized over the estimated period of economic benefit of approximately 12 years and amortization is expected to begin when the Company begins to manufacture and sell the Actifit product line.

On January 28, 2011, the Company acquired certain intangible assets of Nerites through an asset acquisition transaction (see Note 5). The Company assigned $1,813 of the total acquisition costs to the intangible assets, which will be amortized over the estimated remaining period of economic benefit ranging from 2 to 25 years, depending on the intangible asset.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

On May 24, 2011, the Company acquired an intangible asset (customer relationship) of Norian through the Norian asset acquisition transaction (see Note 5). Under the purchase method of accounting, the Company assigned $13,790 of the total purchase price to the intangible asset (customer relationship), which will be amortized over the estimated remaining period of economic benefit of 15 years.

The Company amortizes the entire cost of acquired patents and intangible assets over their respective estimated remaining periods of economic benefit, ranging from approximately 1 to 25 years as of September 30, 2011. The gross carrying amount of such patents and intangible assets as of September 30, 2011 was $25,913, with accumulated amortization of $8,177. The gross carrying amount of such patents and intangible assets as of June 30, 2011 was $25,913, with accumulated amortization of $7,731.

Amortization expense on these patents and intangible assets was $446 and $239 for the three months ended September 30, 2011 and 2010, respectively.

The table below details the estimated amortization expense as of September 30, 2011 for the next five fiscal years on the patents and intangible assets acquired by the Company:

Fiscal year ending June 30,	Amortization Expense
2012	$1,732
2013	1,362
2014	1,323
2015	1,143
2016	1,125
Thereafter	11,496

Note 7 – Cost Method Investment

On December 21, 2010, the Company made a non-controlling minority cost-method investment recorded at the value of $2,453 in preferred shares of Orteq. The Company accounted for the investment in Orteq under the cost method. Orteq is a privately-held medical device company headquartered in London, United Kingdom, specializing in the field of biodegradable polymer technology for meniscus repair. The Company has an approximate 8% ownership interest in Orteq and does not have the ability to exercise significant influence over Orteq’s financial and operating policies.

The cost method investment was assessed for impairment, and it was determined that, as of September 30, 2011, no impairment exists.

On August 19, 2011, at the Company’s option, and pursuant to an ancillary agreement, the Company made an additional investment in Orteq of approximately 637 British Pounds, or $1,055, in the form of a cash advance, structured as convertible debt, to Orteq, accounted for as a note receivable from a cost method investee and reported within Other non-current assets in the Condensed Consolidated Balance Sheet as of September 30, 2011. As previously disclosed, under the investment agreement with Orteq, the Company had committed to making an additional minority cost-method investment of approximately 637 British Pounds, which was to be in preferred shares of Orteq, payable in U.S. Dollars, if Orteq receives approval or conditional approval from the FDA to conduct an investigational device exemption for a product pivotal trial by the second anniversary of the Company’s initial investment, which is December 21, 2012, or otherwise earlier, at the Company’s option, prior to December 21, 2012. Under the ancillary agreement, the Company has the option to convert its cash advance into preferred shares of Orteq as an additional cost-method investment to satisfy the prior obligation under the investment agreement, or if it does not convert its cash advance to shares, the cash advance and accrued interest will be payable by Orteq to the Company prior to August 2016 and the Company would still be required to make the additional investment pursuant to the investment agreement, subject to the terms and conditions thereof. The additional cash investment in Orteq did not impact the Company’s ownership interest in Orteq. In the event the Company, pursuant to the ancillary agreement, agrees to convert its cash advance into preferred shares, the Company’s ownership interest in Orteq would continue to be less than 10%.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Note 8 – Accrued Expenses

As of September 30, 2011 and June 30, 2011, accrued expenses consisted of the following:

	September 30, 2011	June 30, 2011
Accrued payroll and related compensation	$1,031	$1,134
Income taxes payable	666	—
Other	1,257	1,116

Total	$2,954	$2,250

Note 9 – Debt

Secured Commercial Mortgage - On May 25, 2006, the Company entered into an agreement for a $35 million Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is secured by the Company’s facility and land in Exton, Pennsylvania and bears interest at one-month LIBOR plus an 0.82% Loan Credit Spread. At September 30, 2011, the outstanding Mortgage balance was $29.6 million.

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

As of September 30, 2011 and June 30, 2011, the fair value of the Swap was in an unrealized loss position of $5,644 ($3,371, net of tax) and $4,920 ($3,009, net of tax), respectively, with the gross unrealized loss position included in Other non-current liabilities and the net of tax position included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

For the three months ended September 30, 2011 and 2010, no amounts were recognized in interest expense due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The Company does not currently anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions under the Mortgage and Swap occur, unless the Mortgage, or a portion thereof, is prepaid.

The following table summarizes the fair value of the Swap as of September 30, 2011 and June 30, 2011 on the Condensed Consolidated Balance Sheet:

Derivative Designed as a Hedging Instrument	Location in the Condensed Consolidated Balance Sheet	Fair Value as of September 30, 2011	Fair Value as of June 30, 2011
Interest Rate Swap Contract	Other non-current liabilities	$5,644	$4,920

Total Derivative		$5,644	$4,920

The following table summarizes the Swap’s impact on Accumulated other comprehensive loss and earnings for the three months ended September 30, 2011 and 2010:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)
	For the Three Months Ended September 30,
Derivative in Cash Flow Hedging Relationship	2011	2010
Interest Rate Swap Contract	$(1,133)	$(1,101)

Total	$(1,133)	$(1,101)

	Amount of Gain/(Loss) Reclassed From Accumulated Other Comprehensive Loss Into Income (Effective Portion)
	For the Three Months Ended
Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	September 30, 2011	September 30, 2010
Interest expense	$(409)	$(433)

Total	$(409)	$(433)

Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)
For the Three Months Ended
Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	September 30, 2011	September 30, 2010
Interest expense	$—	$—

Total	$—	$—

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Credit Agreement - On May 26, 2011, the Company entered into a Loan and Agency Agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo). The Credit Agreement provides for a three-year, unsecured revolving credit facility (Revolving Credit Facility) of $35,000, evidenced by a Revolving Credit Note, dated May 26, 2011, issued by the Company in favor of Wells Fargo.

Under the terms of the Credit Agreement, the Company may borrow up to the aggregate amount of the unused commitment under the Revolving Credit Facility. The Revolving Credit Facility may be used for the working capital and general corporate purposes of the Company, including permitted acquisitions and capital expenditures.

Borrowings under the Revolving Credit Facility will, at the Company’s option, bear interest at a rate based upon the London Inter Bank Offering Rate (LIBOR) of LIBOR as in effect for one, two, three or six-month periods, as elected by the Company, plus an applicable margin, or if no election is made, the one-month LIBOR plus an applicable margin. The Credit Agreement will terminate on May 25, 2014, unless the lenders elect to extend the Credit Agreement for up to two additional one-year periods upon the request of the Company, and which contains customary representations, covenants and events of default. Certain of the more significant covenants set forth in the Credit Agreement require the Company to maintain (i) a maximum funded debt to EBITDA calculation of 3.0; (ii) a minimum tangible net worth of $35 million; (iii) a minimum fixed charge coverage ratio of 1.5; and (iv) impose restrictions on indebtedness and liens against the Company’s assets. As of September 30, 2011, there were no borrowings on the Revolving Credit Facility

Note 10 – Fair Value of Financial Instruments

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

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2011:

	$10,389	$10,389	$10,389
	Fair Value Measurements as of September 30, 2011
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$16,303	$—	$—
Available-for-sale securities:
Municipal Obligations (See Note 2)	—	10,389	—

Total Assets Measured at Fair Value	$16,303	$10,389	$—

Liabilities
Interest rate swap (See Note 9)	$—	$5,644	$—

Total Liabilities Measured at Fair Value	$—	$5,644	$—

	$10,389	$10,389	$10,389
	Fair Value Measurements as of June 30, 2011
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$9,594	$—	$—
Available-for-sale marketable securities:
Municipal Obligations and
U.S. Government Securities (See Note 2)	—	11,722	—

Total Assets Measured at Fair Value	$9,594	$11,722	$—

Liabilities
Interest rate swap (See Note 9)	$—	$4,920	$—

Total Liabilities Measured at Fair Value	$—	$4,920	$—

a)	The Company’s money market funds are classified along with the Company’s cash balances as Cash and cash equivalents within the Condensed Consolidated Balance Sheets. Money market funds are valued at quoted prices in active markets.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments,” for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of September 30, 2011, the financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets that are not measured at fair value on a recurring basis include the cost method investment; accounts receivable, net; non-current assets; accounts payable; and debt obligations. The carrying values of accounts receivable, net; accounts payable and current debt obligations approximate fair value due to the short-term nature of these instruments. The cost method investment is carried at cost and its fair value is evaluated based on, among other factors, the investee’s most recent financing and discounted cash flow models as of September 30, 2011. The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of long-term debt approximated fair value at September 30, 2011 due to the variable LIBOR portion of the Mortgage payments.

Note 11 – Comprehensive Income

The Company’s comprehensive income is shown on the Condensed Consolidated Statement of Stockholders’ Equity as of September 30, 2011 and June 30, 2011, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities and the Swap. The total comprehensive income for the three months ended September 30, 2011 and 2010 was $1,885 and $3,429, respectively. The net tax benefit for the three months ended September 30, 2011 and 2010 of other comprehensive loss was $367 and $224, respectively.

Note 12 – Stockholders’ Equity

Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by the various stock repurchase programs established by the Company’s Board of Directors, and through equity incentive plan transactions. On

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

June 16, 2010, the Company announced that its Board of Directors had approved a stock repurchase program allowing the Company to repurchase up to a total of $30 million of its issued and outstanding shares of Common Stock. This program was completed prior to the second quarter ended December 31, 2010, and accordingly, as of September 30, 2011, there were no amounts remaining to repurchase shares of Common Stock under that stock repurchase program.

During the prior comparable fiscal year quarter ended September 30, 2010, the Company repurchased and retired a total of 1,035,769 shares of Common Stock that were settled at a cost of $25,848, or an average price per share of $24.96, using available cash. An additional 34,400 shares were repurchased in June 2010, but settled in July 2010 at a cost of $811, or an average price per share of $23.58.

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

The following table provides additional information related to the Company’s share-based compensation:

	Three Months Ended September 30,		Estimated Unrecognized Share-based Compensation as of September 30, 2011	Weighted Average Period Remaining of Share-based Compensation as of September 30, 2011
	2011	2010
Stock options	$906	$856	$3,833	1.68
Non-vested stock awards	121	139	650	1.52
SARs	25	169	3,269	3.00

Total share-based compensation	$1,052	$1,164	$7,752

The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation expense for the three months ended September 30, 2011 and 2010 was $368 and $407, respectively.

Stock Options

Stock options have historically been granted to executive officers, other employees and members of the Board of Directors of the Company, as well as non-employee outside consultants (collectively referred to as participants), under the Company’s Eighth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Amended Plan) and prior versions of this incentive compensation plan (collectively, the Employee Plan). The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). No shares are available for new awards under the Directors’ Plan, and any awards of the type granted previously under the Directors’ Plan are now granted under the Employee Plan. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

During the three months ended September 30, 2011, no stock options were granted by the Company to any participants under the Employee Plan. See Cash-Settled Stock Appreciation Rights (SARs) below.

During the three months ended September 30, 2010, the Company granted options to executive officers and employees of the Company under the Employee Plan, with exercise prices equal to the fair market values of the Company’s Common Stock on the respective grant dates, to purchase a total of 383,625 shares of the Company’s Common Stock. These options were valued at a weighted average value of $11.25 per share on the grant date under the Black-Scholes option-pricing model using the fair value assumptions noted in the following table and are being expensed over a three-year vesting period.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Dividend yield	—	0%
Expected volatility	—	37% - 39%
Weighted average volatility	—	37.61%
Risk-free interest rate	—	1.514% - 2.255%
Expected term (years)	—	5.25 - 7.75

Options are exercisable over a maximum term of 10 years from the date of grant and typically vest over periods of zero to four years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock and other factors. The Company uses historical data to estimate option exercise and employee termination activity within the valuation model; disparate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected terms of granted options are derived from historical exercise behavior and represent the periods of time that granted options are expected to be outstanding.

A summary of the stock option activity under the Employee Plan for the three months ended September 30, 2011 is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2011	1,665,937	$28.09	$1,873	141,000	$23.86	$437
Granted	—	$—		—	$—
Cancelled	(9,866)	$29.36		—	$—
Exercised	(14,500)	$14.58		(18,000)	$22.23

Balance at September 30, 2011	1,641,571	$28.20	$1,571	123,000	$24.10	$319

Shares vested + expected to vest	1,627,375	$28.20	$1,567	123,000	$24.10	$319

Exercisable portion	1,278,322	$28.16	$1,456	123,000	$24.10	$319

Available for future grant at September 30, 2011	534,210			—

Nonvested Stock Awards

Nonvested stock awards have historically been granted to the non-employee members of the Board of Directors, executive officers, certain other management of the Company and a non-employee outside consultant, pursuant to the Employee Plan, and generally vest in three equal annual installments based solely on continued employment or service, as applicable, with the Company. Nonvested stock awards are commonly referred to as restricted stock, but ASC 718 reserves that term for fully vested and outstanding shares, the sale of which is contractually or governmentally prohibited for a specified period of time. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. The following table outlines the nonvested stock awards activity for the three months ended September 30, 2011.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

	Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share
Balance at June 30, 2011	48,729	$22.89
Granted:
Non-employee Directors	1,270	25.64

Balance at September 30, 2011	49,999	$22.96

Cash-Settled Stock Appreciation Rights (SARs)

Cash-settled SARs awards are granted to executive officers and other eligible employees, providing each participant with the right to receive payment in cash, upon exercise, for the appreciation in market value of a specified number of shares of the Company’s Common Stock over the award’s exercise price. The per-share exercise price of a cash-settled SAR is equal to the closing market price of a share of the Company’s Common Stock on the date of grant.

On September 20, 2011, the Company granted cash-settled SARs awards to executive officers and other eligible employees. The Company granted a total of 484,900 cash-settled SARs, which are to vest over a period of three years, with a maximum term of seven years. The number of cash-settled SARs awarded refers to the number of shares underlying the awards.

As of September 30, 2011, the average fair market value of the cash-settled SARs from the September 20, 2011 grant was $7.00 and the related liability for these cash-settled SARs was $30. These cash-settled SARs will continue to be remeasured at each reporting period until all awards are settled. The Company cannot predict the market value of its Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants. Cash- settled SARs are classified as liability awards as a component of Other non-current liabilities on the Condensed Consolidated Balance Sheets, with fluctuations in the fair market value recorded as increases or decreases in compensation cost.

During the fiscal year ended June 30, 2007, the Company granted cash-settled SARs to eligible employees and executive officers. These awards expired in October 2011. As of September 30, 2011, there were 94,000 remaining cash-settled SAR awards, which had no remaining liability, with an average fair market value of $0, as of September 30, 2011.

The following table outlines the cash-settled SAR activity for the three months ended September 30, 2011.

	Shares	Weighted Average Price Per Share
Balance at June 30, 2011	94,700	$31.35
Granted:
Executive officers	180,430	25.64
Eligible employees	304,470	25.64
Expired:
Eligible employees	(700)	29.88

Balance at September 30, 2011	578,900	$26.57

The fair value of each cash-settled SAR award is remeasured at each reporting period using the Black-Scholes option-pricing model with the assumptions noted in the following table for the three months ended September 30, 2011 and 2010.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	0.763%	0.269% - 0.333%
Expected term (years)	4.50	1.04 - 1.13

Cash-settled SARs are exercisable over a maximum term of seven years from the date of grant and vest over a period of three years from the grant date. Expected volatilities are based on historical volatility of the Company’s Common Stock and other factors. The Company uses historical data to estimate employee termination behavior within the valuation model; disparate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. As the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life, it uses the “simplified method” as permitted by ASC 718-10. The “simplified method” calculates the expected life of an equity award equal to the time from grant to the midpoint between the vesting date and contractual term, taking into account all vesting tranches. The risk-free rate for periods within the contractual life of the cash-settled SAR is based on U.S. treasuries with constant maturities in effect at the time of grant.

Note 13 – Commitment and Contingencies

Certain Compensation and Employment Agreements

The Company has entered into employment agreements with each of its executive officers. As of September 30, 2011, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $1,019, from that date through fiscal 2013. This amount does not reflect the extension of the terms of employment agreements for four of these executive officers, effective October 21, 2011, each pursuant to a Mutual Consent to Extend Employment Term between the Company and such executive officer, as disclosed by the Company in its current report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2011.

Purchase Commitments

As of September 30, 2011, the Company had outstanding non-cancelable and cancelable purchase commitments in the amount of $2,506 related to inventory, capital expenditures and other goods and services.

Research and Development Contractual Obligations

Under the Company’s Development and Regulatory Services Agreement with The Spectranetics Corporation, as amended, the Company’s future contributions are limited to a maximum amount of $2,750 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products, which is reduced by the total cumulative expenses incurred through September 30, 2011 of approximately $30.

The Company has entered into other research and development service agreements with certain other customers, pursuant to which the Company is to share certain regulatory and clinical costs associated with future research and development activities. The amounts and timing of any such future payment obligations cannot currently be determined. Research and development costs, if any, under these agreements will be expensed as they are incurred.

Cost Method Investment Obligations

The Company has a commitment to make an additional investment in Orteq of approximately 637 British Pounds in preferred shares of Orteq which is payable in U.S. Dollars. As of the date the Company entered into the investment agreement, the Company estimated the future payable amount to approximate $1 million; however, this future amount is dependent upon the future exchange rate in effect at the date of the additional investment, upon the occurrence of future events specified within the investment agreement with Orteq. Pursuant to an ancillary agreement between the Company and Orteq, the Company has the option to convert its cash advance into preferred shares to satisfy this obligation under the investment agreement. See Note 7 for additional information.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

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

Operating Lease Commitments

As a result of the Company’s asset acquisition of Nerites, the Company became party to leased space in Madison, Wisconsin, as well as a lease for office equipment. As of September 30, 2011, the Company’s minimum future annual rental commitment under non-cancelable operating leases related to Nerites was $86.

Pursuant to the Company’s acquisition of certain assets of Norian, the Company entered into an 18-month sublease agreement with Synthes to rent the manufacturing space in the Company’s West Chester, Pennsylvania facility. As of September 30, 2011, the Company’s minimum future annual rental commitment under non-cancelable operating leases related to Norian was $910.

As of September 30, 2011, the Company’s total minimum future annual rental commitment under non-cancelable operating leases was $996.

Note 14 – Income Taxes

The Company accounts for taxes under the provisions of ASC Subtopic 740, “Income Taxes.” The amount of unrecognized tax benefits at September 30, 2011 was $105, of which $103 would impact the Company’s tax rate, if recognized.

Interest and penalties are included in Interest expense and Other income/expense respectively on the Condensed Consolidated Statements of Operations. No material interest or penalty charges were recorded for the three months ended September 30, 2011.

Changes in the Company’s uncertain tax positions for the three months ended September 30, 2011 were as follows:

Balance at June 30, 2011	$104
Increases related to prior year tax positions	7
Reduction due to lapse in statute of limitations	(6)

Balance at September 30, 2011	$105

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal income tax examination for years prior to fiscal 2008 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

For the period ended September 30, 2011, the Company’s estimated effective tax rate was approximately 34%, which includes an estimate for the expiration of the December 2010 Congressional approval of an extension of the Research and Experimentation (R&E) Tax Credit on December 31, 2011. The Company anticipates its net effective tax rate for fiscal 2011 will be approximately 33% to 34%. In the course of estimating the Company’s annual effective tax rate and recording its quarterly income tax provision, the Company considers many factors, including its expected earnings, state income tax apportionment, estimated research and experimentation tax credits and manufacturing deductions, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates, including the extension of the R&E tax credit, could have a significant impact on the Company’s effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in this report and our audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (fiscal 2011), as filed with the Securities and Exchange Commission. As used herein, the terms “the Company,” “we,” “us” and “our” refer to Kensey Nash Corporation and its consolidated subsidiaries, collectively.

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

OVERVIEW

Kensey Nash Corporation, incorporated in Delaware in 1984, is a medical device product development and manufacturing company with a history of innovation and success in bringing new products to the market. We focus on regenerative medicine by creating products and technologies that help the human body heal. We are recognized as a leader for innovative product development, as well as for our broad portfolio of resorbable biomaterials products. We have an extensive range of products, which are sold through strategic partners in multiple large medical markets, including cardiology, orthopaedic, sports medicine, spinal, craniomaxillofacial (CMF), trauma and general surgery. We sell our products through strategic partners and generally do not sell direct to the end-user. Our revenues consist of two components: net sales and royalty income.

Net Sales

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

We sell our biomaterials products to over 30 companies that ultimately sell them into the end-user marketplace. Our largest biomaterials customers include Synthes, Inc. (Synthes), which is expected to be acquired by Johnson & Johnson, Inc. in the first half of calendar 2012, to which we supply our porcine dermis-based extracellular matrix (ECM) products and spine, CMF and trauma products acquired through our Norian Corporation (Norian) asset acquisition, Arthrex, Inc. (Arthrex), to which we supply a broad range of sports medicine and trauma products, Stryker Corporation (Stryker), to which we supply products for use in repair of the spine and orthopaedic trauma injuries, and St. Jude Medical, Inc. (St. Jude Medical), to which we supply the collagen component of the Angio-SealTM Vascular Closure Device. We also supply biomaterials products and development expertise to other orthopaedic companies, including BioMimetic Therapeutics, Inc., Johnson & Johnson, Inc. and its subsidiaries (Johnson & Johnson), Medtronic, Inc. (Medtronic), Zimmer, Inc. (Zimmer), and Devicor Medical Products, Inc (Devicor).

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

The table below shows our orthopaedic product, cardiovascular product, general surgery and other product sales for the three months ended September 30, 2011 and September 30, 2010, including as a percentage of our total net sales:

	Three months ended 9/30/11	% of Net Sales	Three months ended 9/30/10	% of Net Sales	% Change Prior Period to Current Period
Net Sales of
Orthopaedic Products	$12,684	91%	$5,284	48%	140%
Cardiovascular Products	206	1%	4,258	39%	(95%)
General Surgery Products	644	5%	605	6%	6%
Other Products	478	3%	733	7%	(35%)

Total Net Sales	$14,012	100%	$10,880	100%	29%

Our orthopaedic product sales increased 140% in the three months ended September 30, 2011 over the comparable prior fiscal year three month period. This increase is primarily due to the spine, CMF and trauma product sales to Synthes resulting from our Norian asset acquisition. The first quarter ended September 30, 2011 of fiscal 2012 is the first full quarter of sales of these products following the acquisition of certain operational assets relating to the business and product lines of Norian in May 2011. Excluding the sales resulting from our Norian asset acquisition, orthopaedic product sales during the three months ended September 30, 2011 of $8.1 million increased 53% from the prior year three-month period. We saw further growth in sales of orthopaedic products in the spine market, specifically related to increased sales to Stryker due to the impact of Stryker’s overall larger market presence and its marketing of Orthovita products, reflective of Stryker’s acquisition of Orthovita which occurred in the fourth quarter of fiscal 2011. Additionally, sports medicine and spine product sales in the first quarter of the prior fiscal year were negatively impacted by an overall weakness in their markets and reductions in inventory levels by two of our major customers.

Our net sales in the orthopaedic portion of our business are dependent on (1) our partners’ management of their inventory levels, (2) the success of our current partners in the orthopaedic markets of sports medicine, spine, CMF, trauma and extremities, (3) the acceptance of biomaterials-based products in these markets, (4) competitive pricing, and (5) our ability to offer new products and technologies and to attract new partners in these markets. Due to these dependencies, and other factors, sales to our orthopaedic customers can vary significantly from quarter to quarter.

Our cardiovascular sales historically consisted primarily of Angio-Seal components sold to St. Jude Medical. We previously supplied 100% of their requirements for the collagen plug and at least 30% of their requirements for the polymer anchors under a supply agreement that expired on December 31, 2010. In June 2010, we entered into a new two-year supply agreement with St. Jude Medical effective for the period from January 1, 2011 to December 31, 2012 to replace that previous supply agreement. The new supply agreement provides for us to be the exclusive outside supplier of collagen plugs, one of the key resorbable components of the Angio-Seal device. The new supply agreement requires St. Jude Medical to purchase contractual minimum order levels of collagen plugs for calendar years 2011 and 2012. The new supply agreement does not call for us to supply any polymer anchors. As of April 2011, St. Jude Medical had filled its calendar year 2011 minimum order levels of $4.0 million in collagen plugs, which were shipped in the second half of fiscal 2011. We currently do not expect St. Jude Medical to place additional orders for the remainder of calendar year 2011. As of June 30, 2011, St. Jude Medical placed its calendar 2012 order for approximately $6.4 million of collagen plugs, of which $4.0 million are to be shipped in the second half of fiscal 2012, and $2.4 million in the first half of fiscal 2013. The $6.4 million of orders for calendar year 2012 are $2.9 million higher than the contractual minimum and provides for collagen plug sales to be recognized when we ship the product during the second half of fiscal 2012 and first half of fiscal 2013. For the three months ended September 30, 2011, there were no collagen plug sales to St. Jude Medical. Royalties under our license agreements with St. Jude Medical for the Angio-Seal device are not affected by this new supply agreement.

We also have developed and manufactured products used in the general surgery markets. These products primarily include products from our ECM program, as well as a resorbable collagen product for use in breast biopsies. In our fiscal 2010, we announced two strategic agreements involving our Medeor™ Matrix porcine dermis ECM material, one with Synthes, and the other with Arthrex. Synthes launched the XCM Biologic™ Tissue Matrix, initially focused on ventral hernia repair and plastic and reconstructive procedures, in the U.S. in May 2010 and outside the U.S. (OUS) in August 2010. We expect to achieve increases in general surgery product sales in the second half of fiscal 2012 in ECM product sales from continued expansion in the U.S., as well as markets outside the U.S. Arthrex is planning on launching our rotator cuff repair product in fiscal 2012. We are currently evaluating additional partnering opportunities, as well as other fields of use, for our ECM products. We plan to continue to expand our relationships with our current customers and build relationships with new customers, by targeting new markets.

Other product sales primarily include grant revenue generated from our research and development team acquired through the Nerites Corporation (Nerites) asset acquisition and milestones revenue recognized from product development programs with The Spectranetics Corporation (Spectranetics). Revenue under research and development contracts is recognized in the period that the related expenses are incurred. All grant revenues recorded are related to government programs under which the U.S. government funds the research of high risk, enabling technologies. In the three months ended September 30, 2010, other product sales also include product sales to Spectranetics from our endovascular product line which was sold to Spectranetics in May 2008. In our fourth quarter ended June 30, 2011, Spectranetics assumed manufacturing responsibility of the ThromCat products. Therefore, fiscal 2011 was the final fiscal year in which we expect to have significant product revenues from the Endovascular business. The Company is currently expecting the achievement of a $6 million cumulative sales milestone payment from Spectranetics in the Company’s second quarter of fiscal 2012 of which a portion would be deferred and recognized over the expected period of performance.

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

Vitoss™ Foam, Vitoss™, and Vitoss™ Bioactive Foam Royalty Income. Since 2003, we have partnered with Orthovita, which was recently acquired by Stryker, to co-develop and commercialize a series of unique and proprietary bone void filler products, branded VitossTM Foam, the first of which was launched in March 2004, and the most recent of which, VitossTM Bioactive Foam technology, was launched during the fourth quarter of fiscal 2008. We receive a royalty on Orthovita’s end-user sales of VitossTM Foam and VitossTM Bioactive Foam products. In addition, in August 2004, we entered into an agreement to acquire the proprietary rights of a third party inventor of the VitossTM technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we received an additional royalty from Orthovita on the end-user sales of all Orthovita products containing the VitossTM technology, up to a total royalty to be received of $4.0 million, with less than $0.1 million received in the three months ended September 30, 2011. As of July 2011, we had received the full amount of the $4.0 million royalty under the Assignment Agreement and, therefore, we will no longer receive this royalty under the Assignment Agreement. We believe the unique technology associated with the VitossTM Foam and VitossTM Bioactive Foam products, including product extensions, as well as Stryker’s worldwide marketing efforts, will result in the Orthovita component of our royalty income continuing to grow over the next fiscal year.

We have other royalty generating relationships, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Share-Based Compensation

The following table summarizes share-based compensation expense within each operating expense category of our Condensed Consolidated Statements of Operations for the three month periods ended September 30, 2011 and 2010:

	Share-Based Compensation Three Months Ended September 30,
	2011	2010
	(in thousands)
Cost of products sold	$249	$236
Research and development	438	455
Selling, general and administrative	365	473

Total share-based compensation expense	$1,052	$1,164

Share-based compensation expense consists of (a) stock options granted to employees and executive officers, (b) nonvested stock awards (i.e., restricted stock) granted to non-employee members of our Board of Directors and an executive officer and (c) cash-settled stock appreciation rights (SARs) granted to employees, executive officers and non-executive employees of our Company. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants. Our cash-settled SARs, which are classified as liability awards, have been, and will continue to be, remeasured at each reporting period until all awards are settled. Fluctuations in the fair value of a liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vesting status of the award.

The following table summarizes our share-based compensation expense by each fiscal year grant for the three month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010
	(in thousands)
SARS
Fiscal Year 2007 Grant	$(5)	$169
Fiscal Year 2012 Grant	30	—

	$25	$169

Stock Options
Fiscal Year 2008 Grant	$—	$216
Fiscal Year 2009 Grant	259	301
Fiscal Year 2010 Grant	295	301
Fiscal Year 2011 Grant	352	38

	$906	$856

Nonvested Stock Awards
Fiscal Year 2008 Grant	$—	$40
Fiscal Year 2009 Grant	41	51
Fiscal Year 2010 Grant	38	48
Fiscal Year 2011 Grant	41	—
Fiscal Year 2012 Grant	1	—

	$121	$139

Total share-based compensation expense	$1,052	$1,164

See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our share-based compensation.

Strategic Acquisitions and Investments

During the prior fiscal year ended June 30, 2011, in separate transactions, we broadened our product and technology portfolio both through successful investments in our internal research and development programs and strategic acquisitions of Nerites Corporation and Norian Corporation, a subsidiary of Synthes, as well as our strategic investment in Orteq Ltd. Please refer to our Form 10-K for fiscal 2011 for further information on these transactions.

Orteq Sports Medicine. On December 21, 2010, we entered into a manufacturing and supply agreement with, and, pursuant to an investment agreement, made a non-controlling minority cost-method investment in preferred shares of Orteq Ltd. (Orteq Sports Medicine or Orteq) of approximately $2.5 million. Orteq is a privately-held medical device company headquartered in London, United Kingdom, specializing in the field of biodegradable polymer technology for meniscus repair. Pursuant to the manufacturing and supply agreement with Orteq, we acquired the exclusive worldwide manufacturing rights of Actifit® (Actifit) product line from Orteq, for a period of 10 years from the date of its first U.S. commercial sale, for approximately $1.6 million. Actifit is a biocompatible synthetic meniscal scaffold, which received its CE Mark approval in 2008 for the treatment of irreparable partial meniscal tears and is currently being sold throughout Europe. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our relationship with Orteq.

Nerites Corporation. In January 2011, we acquired substantially all of the assets and certain operational liabilities of privately-held Nerites Corporation (Nerites), a development stage company that was in the process of developing medical adhesives and anti-fouling coatings (i.e., coatings that passively inhibit bacterial attachment or prevent biofilm formation) based in Madison, Wisconsin, for a total purchase price of approximately $19.7 million. The transaction was accounted for as an asset acquisition. See Note 5 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the acquisition. We expect that the technology platform of adhesive-based biomaterials acquired from Nerites will enable us to further our penetration into the regenerative medicine markets.

Over the next seven years, we expect to significantly invest in our research and development adhesive programs to (1) finalize a raw material formulation and the unique processes specific to that formulation to enable the formulation to have the ability to be manufactured into a commercially viable medical device, and (2) develop a portfolio of hybrid adhesive-based products that integrate with our current technology platforms for applications in various surgical markets. Assuming the research and development program to create the adhesive raw material is successful, we expect to begin receiving the estimated revenues from in process projects between fiscal 2013 and 2017, depending on the project. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for risks, uncertainties and other factors that could impact the successful development of these projects, as these projects have similar risks and uncertainties as our other research and development efforts.

Norian Corporation. On May 24, 2011, we completed our acquisition of certain operational assets and certain liabilities relating to the business and product lines of Norian, a wholly owned subsidiary of Synthes, pursuant to an Asset Purchase Agreement and related Property Purchase Agreement, for a total purchase price of approximately $26 million. The transaction has been accounted for as a business combination using the purchase method of accounting under U.S. GAAP. We have included the financial results of Norian in our Condensed Consolidated Financial Statements from the date of acquisition. See Note 5 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the acquisition.

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

See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for risks, uncertainties and other factors that could impact the success of these products.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition, accounting for share-based compensation, accounting for investments in debt securities, business combinations, cost method investments, valuation of financial instruments, inventory valuation and income taxes. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since June 30, 2011. See also Note 1 to our Condensed Consolidated Financial Statements for the three-month period ended September 30, 2011 set forth herein.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2011 and 2010

Total Revenues. Total revenues of $20.0 million for the three months ended September 30, 2011 increased 18% from total revenues of $17.0 million for the three months ended September 30, 2010.

Total Net Sales. Net sales increased 29% to $14.0 million in the three months ended September 30, 2011, compared to net sales of $10.9 million in the three months ended September 30, 2010. Net sales include revenue recognized from products shipped or services completed, grant revenue, as well as revenue generated from product development programs with, and milestone revenue earned from, customers.

Orthopaedic sales of $12.7 million for the three months ended September 30, 2011 increased 140% from $5.3 million in the comparable period of the prior fiscal year, and increased 47% from $8.6 million in the fourth quarter of fiscal 2011. Excluding sales from our May 2011 acquisition of certain operational assets and certain liabilities relating to the business and product lines of Norian, orthopaedic sales of $8.1 million for the three months ended September 30, 2011 increased 53% from the prior year comparable quarter. Both sports medicine and spine product sales in the prior year first quarter were negatively impacted by an overall weakness in the markets and reductions in inventory levels by two of the Company’s major customers. Sports medicine product sales of $3.6 million for the three months ended September 30, 2011 increased 36% from $2.7 million in the comparable period for the prior fiscal year. The increase from the prior year first quarter sales was primarily due to a recovery from the effect of reductions in customer inventory levels in the prior year first quarter and to a lesser degree an improvement in the overall market. Spine product sales of $5.4 million, including $1.0 million in product sales resulting from our Norian asset acquisition, in the quarter ended September 30, 2011 increased 113% from $2.5 million in the prior fiscal year quarter. The increase in spine product sales was we believe primarily due to the impact of the Stryker June 2011 acquisition of Orthovita, our strategic partner, as a result of Stryker’s significantly larger sales force and broader distribution channels relative to Orthovita. In addition, during the first quarter of the fiscal year ending June 30, 2012 (fiscal 2012), there was a recovery in spine product sales from the effect of reductions in customer inventory levels in the prior year first quarter. Sales of trauma and craniomaxillofacial (CMF) products, consisting almost entirely of $3.6 million in sales resulting from the Norian asset acquisition, increased to $3.7 million in the quarter ended September 30, 2011 from $0.1 million in the prior fiscal year quarter.

Cardiovascular sales of $0.2 million for the three months ended September 30, 2011 decreased 95% from $4.3 million in the comparable period of the prior fiscal year, and decreased 80% from $1.0 million in the fourth quarter of fiscal 2011. As previously disclosed, the Company’s new supply agreement with St. Jude Medical became effective January 1, 2011. Under this new agreement, we received orders from St. Jude Medical for approximately $6.4 million of collagen plugs, of which $4.0 million are to be shipped in the third and fourth quarters of fiscal 2012 and $2.4 million in the first half of fiscal 2013.

General surgery sales of $0.6 million for the three months ended September 30, 2011, consisting primarily of our ECM product, the XCM Biologic, marketed by Synthes, increased 6% from $0.6 million in the comparable period of the prior fiscal year due to inventory stocking orders in the prior fiscal year. Sales of ECM products were $0.4 million in the first quarter of fiscal 2012, compared to $0.6 million in the comparable period of the prior fiscal year. The Company expects to experience increases in ECM product sales in the second half of fiscal 2012 from continued expansion in the U.S. and markets outside the U.S.

Other product sales of $0.5 million for the three months ended September 30, 2011 decreased 35% from $0.7 million in the comparable period of the prior fiscal year. The year over year decrease was primarily related to a decrease in sales to Spectranetics as the manufacturing of endovascular products was assumed by Spectranetics in June of 2011. In each of the quarters ended September 30, 2011 and 2010, we recognized revenue of $0.1 million for two milestones achieved in the fiscal year ended June 30, 2009 under our Development and Regulatory Service Agreement with Spectranetics. There are also future potential milestone payments pursuant to the agreements with Spectranetics that could be negatively affected by the performance of Spectranetics, and may at a minimum be delayed and may not be received from Spectranetics at all.

Royalty Income. Royalty income of $6.0 million in the three months ended September 30, 2011 decreased 1% from $6.1 million in the three months ended September 30, 2010.

Royalty income of $4.5 million from St. Jude Medical’s Angio-Seal net end-user sales in the quarter ended September 30, 2011 decreased 3% from $4.6 million in the same period of the prior fiscal year, which we believe to be the result of increased competition and a reduction in the use of closure devices. Royalty income of $1.4 million from Stryker’s net end-user sales of Vitoss™, Vitoss™ Foam and Vitoss™ Bioactive Foam products in the three months ended September 30, 2011 increased 8% from the same period of the prior fiscal year reflecting the improvement of the spine markets and improvement of customer sales. Additionally, the prior year comparable quarter included royalties of $0.1 million from the royalty under the Assignment Agreement based upon Vitoss technology that expired in July 2011.

Cost of Products Sold.

	Three Months Ended 9/30/11	Three Months Ended 9/30/10	% Change Prior Period to Current Period
Cost of products sold, (in thousands)	$8,226	$4,220	95%
Gross Margin on Net Sales	41%	61%

Cost of products sold was $8.2 million in the three months ended September 30, 2011, which represented an increase of $4.0 million, or 95%, from cost of products sold in the three months ended September 30, 2010. Gross margin on net sales was 41% for the three months ended September 30, 2011 and 61% for the same period of the prior fiscal year. Negatively affecting our gross margin in the three months ended September 30, 2011 was product mix, primarily attributed to lower cardiology product sales, which have higher margins, and higher Norian product sales, which have lower margins, as well as the Norian inventory step-up charge, as described below.

In connection with our asset acquisition of Norian in May 2011, we recorded the purchase accounting adjustment of the fair value of acquired inventory, commonly referred to as “stepped-up value,” of $1.3 million, representing the estimated capitalized manufacturing profit in acquired inventory. This non-recurring, non-cash charge to cost of products sold will be recognized over the expected inventory turn-over period, which approximates a five month-period, as the capitalized manufacturing profit added to inventory under purchase accounting is expected to be sold within approximately five months after the acquisition date. Included within cost of products sold during the first quarter of fiscal 2012, was approximately $0.8 million of this inventory step-up charge.

We believe gross margin on net sales for fiscal 2012 will continue to be lower as compared to fiscal 2011 due to lower margins on our acquired Norian products (including inventory step-up charge), transition costs associated with the transition of the manufacturing operations of Norian products to our Exton facility and the expected reduction of sales of Angio-Seal components, which have relatively higher margins.

Research and Development Expense.

	Three Months Ended 9/30/11	Three Months Ended 9/30/10	% Change Prior Period to Current Period
Research & Development, (in thousands)	$5,118	$4,277	20%
Research & Development as a % of Revenue	26%	25%

Research and development expense was $5.1 million in the three months ended September 30, 2011, an increase of $0.8 million, or 20%, from $4.3 million in the three months ended September 30, 2010. Research and development expense primarily increased due to an increase in expense related to our ECM and adhesives research and development efforts, as well as an increase in patent-related costs. Research and development expense was 26% of our total revenue for the three months ended September 30, 2011 and 25% of revenue for the three months ended September 30, 2010. We believe research and development expense in fiscal 2012 will increase to a total of approximately $22 million from $17.6 million in fiscal 2011, as we continue to increase our ECM and adhesive research and development efforts.

Selling, General and Administrative Expense.

	Three Months Ended 9/30/11	Three Months Ended 9/30/10	% Change Prior Period to Current Period
Selling, General and Administrative, (in thousands)	$2,804	$2,298	22%
Selling, General and Administrative as a % of Revenue	14%	14%

Selling, general and administrative expense of $2.8 million in the three months ended September 30, 2011 increased $0.5 million, or 22%, from selling, general and administrative expense of $2.3 million in the three months ended September 30, 2010. This increase was primarily due to amortization and administrative transition services related to the Norian acquisition and an increase in outside professional fees.

Interest Income. Interest income decreased to $0.1 million in the three months ended September 30, 2011 from $0.2 million in the same period of the prior fiscal year. This decrease was due to a decrease in our average cash and investment balances over the same period of the prior fiscal year, primarily due to our fiscal 2011 acquisitions and stock repurchases.

Interest Expense. Interest expense in the three months ended September 30, 2011 and 2010 was $0.5 million. We have borrowed $35.0 million under our Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is hedged by a fixed interest rate swap agreement (the Swap) bearing interest at a rate of 6.44%. The Mortgage balance was $29.6 million as of September 30, 2011. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Income Tax Expense. Our income tax expense for the three months ended September 30, 2011 was approximately $1.2 million, resulting in an effective tax rate of approximately 34%. Our income tax expense for the comparable three months ended September 30, 2010 was approximately $2.0 million, resulting in an effective tax rate of approximately 34%. We anticipate our net effective tax rate for fiscal 2012 will be approximately 33% to 34%. See Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $28.4 million as of September 30, 2011, an increase of $6.5 million from our balance of $21.9 million at June 30, 2011, the end of our prior fiscal year. Our working capital was $50.7 million as of September 30, 2011, an increase of $3.8 million from our working capital of $46.9 million at June 30, 2011.

Operating Activities

Net cash provided by our operating activities was $7.8 million in the three months ended September 30, 2011. For the three months ended September 30, 2011, we had net income of $2.3 million, non-cash depreciation and amortization of $1.9 million, a net effect of non-cash employee share-based compensation and related tax events of $1.1 million and a change in deferred income taxes of $0.1 million.

Cash provided by operations as a result of changes in asset and liability balances was $2.6 million. This was primarily a result of an increase in accounts payable and accrued expenses of $0.9 million, a decrease in prepaid expenses and other assets of $1.0 million, primarily related to the Company’s expenditures against prepaid health insurance in the fiscal 2011, and a decrease in our inventory balance of $0.7 million. These increases in cash were offset in part by a decrease in deferred revenue of approximately $0.1 million.

Investing Activities

Cash used in investing activities was $0.3 million for the three months ended September 30, 2011. This use of cash was primarily the result of a $1.1 million cash advance to Orteq, structured as convertible debt, and by capital expenditures of $0.5 million to continue to expand our research and development and manufacturing capabilities and improve our information technology systems. Offsetting this use of cash was $1.3 million of maturities within our investment portfolio.

Financing Activities

Cash provided by financing activities was $0.3 million for the three months ended September 30, 2011. This amount was primarily the result of $0.7 million in cash proceeds from the net effect of the exercise of stock options, offset by $0.4 million in repayments of long-term debt.

Stock Repurchase Programs

From time to time, we have made repurchases of our Common Stock, executed under various stock repurchase programs established by our Board of Directors, as well as equity incentive plan transactions.

On June 16, 2010, we announced that our Board of Directors approved a stock repurchase program allowing us to repurchase up to an additional $30 million of our issued and outstanding shares of Common Stock. The stock repurchase program was completed in the second quarter of fiscal 2011. We financed these repurchases using available cash, liquid investments and cash from operations. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our stock repurchase programs.

General

We plan to continue to increase our research and development spending for our biomaterials products as we expand our clinical activities relating to our ECM programs both in the U.S. and outside the U.S., our cartilage repair program outside the U.S. and other new technologies, including those acquired in the acquisition of the net assets of Nerites. Furthermore, in fiscal 2012, we plan to build additional inventories related to the Norian product lines as we prepare for the transfer of manufacturing of the Norian product lines from the West Chester facility to the Exton facility over the next 18 to 24 months.

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

On May 26, 2011, we entered into a $35 million revolving credit facility (Revolving Credit Facility) with Wells Fargo Bank, National Association (Wells Fargo). During the first quarter of fiscal 2012, we had no borrowings under the Revolving Credit Facility. As of September 30, 2011, the outstanding principal under the Mortgage was $29.6 million. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

The terms of any future equity financing we undertake may be dilutive to our stockholders and the terms of any debt financing may contain restrictive covenants that limit our ability to pursue desired courses of action. Our ability to obtain financing is dependent on the status of our future business prospects, as well as conditions prevailing in the relevant capital markets. No assurance can be given that any additional financing will be available to us, or will be available to us on acceptable terms, should such a need arise. As of September 30, 2011, we were in compliance with all of our affirmative, restrictive and financial maintenance covenants relating to our Mortgage and Revolving Credit Facility.

Contractual Obligations and Other Contingent Commitments

Presented below is a summary of our approximate aggregate contractual obligations and other contingent commitments at September 30, 2011, for future payments under contracts and other contingent commitments, for fiscal 2012 and beyond:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage	$29,633	$1,400	$2,800	$2,800	$22,633
Interest on Mortgage	20,570	1,893	3,512	3,150	12,015
Operating Leases (2):	996	865	131	—	—
Purchase Obligations (3):	2,506	2,506	—	—	—
Other Obligations:
Research and Development Contractual Obligations (4)	2,720	—	—	—	—
Cost Method Investment (5)	1,000
Employment Agreements (6)	1,019	891	128	—	—
Other Long-Term Liabilities Reflected on Consolidated Balance Sheet Under U.S. GAAP
Deferred Revenue Non-Current (7)	2,230	—	648	636	946
Other Non-Current Liabilities (8)	5,644	—
Nerites Corporation Purchase Price Obligation (9)	3,000	1,500	1,500	—	—
Norian Corporation Purchase Price Obligation (10)	14,000	—	14,000	—	—
FIN 48 Tax Obligations (11)	—	—	—	—	—

Total Contractual Obligations	$83,318	$9,055	$22,719	$6,586	$35,594

These obligations are related to the Mortgage and other agreements that are legally binding and enforceable against us.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage outstanding principal balance of $29.6 million as of September 30, 2011. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the future interest obligations are not recorded on our Condensed Consolidated Balance Sheet. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(2)	We have become party to certain operating leases, to which Nerites was previously a party for the leased space in Madison, Wisconsin, as well as for office equipment, for which the minimum lease payments of approximately $0.1 million are presented. Further, we entered into an agreement with Synthes to sublease from them manufacturing space in our West Chester, Pennsylvania facility (which facility we have purchased and leased back to Synthes), for which the minimum lease payments of $0.9 million for the 18-month term lease are presented.
(3)	These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(4)	The amount reflects only payment obligations that are fixed and determinable. Under the Development and Regulatory Services Agreement with Spectranetics, as amended, our contributions are capped at a maximum amount of approximately $2.8 million toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products, reduced by the total cumulative expenses incurred through September 30, 2011 of approximately less than $0.1 million. We are unable to reliably estimate the amount and timing of these contributions because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. We entered into research and development service agreements with certain other customers which provide that we are to share certain regulatory and clinical costs associated with future research and development activities. The amounts and timing of any such future payment obligations cannot currently be determined, and therefore, are not included in the table above. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets.
(5)

Under the investment agreement with Orteq, we have committed to make an additional minority equity investment of approximately 0.6 million British Pounds in preferred shares of Orteq, which is payable in U.S. Dollars, if Orteq receives approval or conditional approval from the FDA to conduct an investigational device exemption for a product pivotal trial by the second anniversary of the our initial investment, which is December 21, 2012, or otherwise at our option prior to

December 21, 2012. As of the date we entered into the investment agreement, we estimated the future payable amount to approximate $1 million; however, this future amount is dependent upon the future exchange rate in effect at the date of the additional investment. Pursuant to an ancillary agreement between the Company and Orteq, the Company has the option to convert its cash advance into preferred shares to satisfy this obligation under the investment agreement. The Company’s ownership in Orteq would continue to be less than 10% upon the additional investment.
(6)	We have entered into employment agreements with each of our executive officers. As of September 30, 2011, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through fiscal 2013. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. The amount presented does not reflect the extensions of the terms of the employment agreements for four of these executive officers, effective as of October 21, 2011, each pursuant to a Mutual Consent to Extend Employment Term between us and such executive officer, as disclosed in our Form 8-K filed with the Securities and Exchange Commission on October 26, 2011. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(7)	Non-current deferred revenue includes milestone payments received by us pursuant to customer agreements, as well as advance payments from customers for future services. Several of these deferred milestone revenues are non-refundable and may not require future performance from us. These liabilities are recorded in accordance with U.S. GAAP, and are recorded on our Condensed Consolidated Balance Sheets.
(8)	This value represents the estimated amount we would pay to terminate the Swap if we were to prepay the Mortgage. We currently do not intend to prepay the Mortgage and, therefore, are unable to reliably estimate the period of cash settlement of the Swap, if any. In accordance with U.S. GAAP, this liability is recorded on our Condensed Consolidated Balance Sheets. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(9)	Under the Asset Purchase Agreement with Nerites, entered into on January 28, 2011, we acquired substantially all of the assets and certain operational liabilities of Nerites for approximately $20 million, of which approximately $16.7 million was paid at the acquisition date, with the remaining approximately $3 million held back under the terms of the acquisition as security for certain potential Nerites indemnification obligations; of such hold-back amount, $1.5 million will be released on each of the first and second anniversaries of the acquisition date to Nerites, to the extent that the hold-back amount is not applied toward such indemnification.
(10)	Under the Asset Purchase Agreement with Norian, entered into on May 24, 2011, we acquired certain operational assets and certain liabilities of Norian for approximately $26 million, of which approximately $12 million was paid at the acquisition date. We will pay the remaining $14 million on the earlier of the date on which the transfer of manufacturing operations from the purchased West Chester, Pennsylvania facility to the Company’s facility located in Exton, Pennsylvania has been completed or the 18-month anniversary of the acquisition date.
(11)	Liabilities for uncertain tax positions in the aggregate amount of approximately $0.1 million have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of these liabilities. See Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, include but are not limited to the following:

•	our reliance on revenues, including both royalty income and product sales, from the Angio-Seal product line;

•	our reliance on four customers (Synthes, St. Jude Medical, Arthrex and Stryker) for a majority of our revenues;

•	future impact of announced pending acquisitions of certain of our key customers or other customers (such as Johnson & Johnson’s pending acquisition of Synthes);

•	the performance of St. Jude Medical as the manufacturer, marketer and distributor of the Angio-Seal product;

•

the extent to which St. Jude Medical is able to, and does in fact, rely on its internal manufacturing to fulfill its requirements for collagen plugs for the Angio-Seal device and the uncertainty of the future performance of the Angio-Seal device in the marketplace;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•

future success of our ability to integrate the recent acquisitions of assets from Nerites and Norian, and any other acquisitions that we undertake in the future without disruption to our business, dilution of stockholder value or harm to our operating results;

•

future success of our research and development efforts with respect to biomaterials products, including our cartilage repair and extracellular matrix technologies and the recently acquired adhesive technology from Nerites;

•	Synthes’ success in selling our extracellular matrix products, and future market acceptance of our biomaterials products;

•	the performance of Spectranetics as the marketer and distributor and the manufacturer of the ThromCat products;

•

future success of our research and development efforts with respect to the endovascular products, including the risk that those efforts will not be successful and that some of the associated milestone payments will not be received from Spectranetics;

•	risk that our relationship with Orteq will not be successful and our investment in Orteq may become impaired;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community or new technology introduced replacing our products;

•	the loss of, or interruption of supply from, key vendors;

•	the successful initiation and completion of clinical trials to support regulatory approval of future generations of our existing products and new products;

•	our ability to scale up the manufacturing of our products to accommodate sales volumes;

•	our dependence on our customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	our dependence on key vendors and personnel;

•	our use of hazardous materials, which could expose us to future environmental liabilities;

•	international market risks that could harm future international sales of our products and our customers;

•	the unpredictability of our future operating results;

•	risks related to product recalls of, and other manufacturing issues relating to, our partners’ biomaterials and endovascular products;

•	risks related to our intellectual property, including patents, proprietary rights and trademarks;

•

risks related to our industry, including potential for litigation, product liability claims, ability to obtain reimbursement for our products, changes in applicable laws or regulations (including in particular, healthcare, tax laws and regulations and the FDA’s 510(k) process), and our products’ exposure to extensive government regulation;

•	risks related to reform of the U.S. healthcare system and its potential effects on our customers’ demand and our product pricing;

•

risks related to our securities, including the fluctuations in our stock price and adherence and compliance with corporate governance laws, regulations and other obligations affecting our business; and

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

Investment Portfolio

Our investment portfolio consists of high quality municipal securities. The majority of these investments have maturities ranging from less than one year to approximately two years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only securities with secondary or resale markets. We have an audit committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of September 30, 2011, our total investment portfolio consisted of approximately $10.4 million of investments. While our investments generally may be sold at any time because the portfolio includes available-for-sale securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. We do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We review our investments to identify and evaluate investments that have an indication of possible impairment. We have no intent to sell any of these investments until a recovery of their respective fair values, which may be at maturity, and we have no current requirement to sell any of these investments. Additional information regarding our investments is located in Note 2 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Debt

On May 25, 2006, we entered into a $35.0 million aggregate ten-year fixed interest rate Swap, with Citibank, N.A., to manage the market risk from changes in interest rates under the Mortgage. On May 25, 2006 and November 23, 2007, we obtained $8 million and $27 million advances, respectively, under the Mortgage (see Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q). Our objective and strategy for undertaking the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. We currently utilize the Hypothetical Derivative Method in determining the hedge effectiveness of the hedged item each period. We do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. If the conditions underlying the Swap or the hedge item change, there is a risk that our hedged item would be deemed an ineffective hedge, and therefore, we would record changes in the fair value of the Swap within our Condensed Consolidated Statements of Operations, as well as our Condensed Consolidated Statements of Cash Flows. Additional information regarding the Swap is located in Note 9 under the heading “Interest Rate Swap Agreement” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

On May 26, 2011, we entered into a Loan and Agency Agreement (the Credit Agreement) with Wells Fargo, which provides for a three-year, unsecured revolving credit facility of $35 million (See Note 9 to the Consolidated Financial Statements included in this Form 10-Q). Under the terms of the Credit Agreement, we may borrow up to the aggregate amount of the unused commitment under the Revolving Credit Facility. The maturity date for the Revolving Credit Facility is May 25, 2014. Our objective in entering into the Credit Agreement was to have available resources that may be used for the working capital and general corporate purposes of the Company, including permitted acquisitions and capital expenditures. As of September 30, 2011, there were no borrowings under the Revolving Credit Facility. If interest rates were to fluctuate, there is a risk that any outstanding balance would be impacted by the prevailing rate, which may further impact our ability to repay the outstanding balance.

Foreign Currency Exchange Rate Risk

A portion of the Company’s total revenues, including sales and royalties, are dependent on U.S.-based customers selling to end-users outside the U.S. Our total revenues, including sales and royalties to foreign countries are denominated in and payable to us in U.S. dollars, and therefore, we have not yet to date been subject to material foreign currency exchange rate fluctuation risk. However, there is a risk related to the changes in foreign currency exchange rates as it relates to royalties paid to us in U.S. dollars for which royalties are received on end-user sales within foreign countries. In addition, we have a cost method investment in Orteq, a United Kingdom-based company. We have also made a cash advance to Orteq, structured as convertible debt, in August 2011. We are currently not taking any affirmative steps to hedge the risk of fluctuations in foreign currency exchange rates. We do not expect our financial position, results of operations or cash flows to be materially impacted due to a sudden change in foreign currency exchange rates fluctuations relative to the U.S. Dollar.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

The Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 includes a detailed discussion of our risk factors. There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 6. Exhibits.

Exhibit	Description	Incorporation By Reference To

3.1	Amendment to Third Amended and Restated Bylaws of Kensey Nash Corporation.	Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 23, 2011.

3.2	Third Amended and Restated Bylaws of Kensey Nash Corporation, as amended	Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on September 23, 2011.

10.1	Form of Stock Option Agreement

10.2	Form of Restricted Stock Agreement

10.3	Form of Cash Settled Stock Appreciation Right Agreement

10.4	Amendment to Amended and Restated Employment Agreement of Joseph W. Kaufmann, President and Chief Executive Officer, dated October 21, 2011.	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 26, 2011.

10.5	Amendment to Amended and Restated Employment Agreement of Douglas G. Evans, P.E., Chief Operating Officer, dated October 21, 2011.	Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 26, 2011.

10.6	Amendment to Amended and Restated Employment Agreement of Michael Celano, Chief Financial Officer, dated October 21, 2011.	Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 26, 2011.

10.7	Amendment to Amended and Restated Employment Agreement of Todd M. DeWitt, Vice President of Biomaterials, dated October 21, 2011.	Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on October 26, 2011.

10.8	Amendment to Amended and Restated Employment Agreement of James T. Rauth, P.E., Vice President of Operations, dated October 21, 2011.	Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on October 26, 2011.

10.9	Mutual Consent to Extend Employment Term for Joseph W. Kaufmann, President and Chief Executive Officer, dated October 21, 2011.	Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on October 26, 2011.

10.10	Mutual Consent to Extend Employment Term for Douglas G. Evans, P.E., Chief Operating Officer, dated October 21, 2011.	Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on October 26, 2011.

10.11	Mutual Consent to Extend Employment Term for Todd M. DeWitt, Vice President of Biomaterials, dated October 21, 2011.	Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on October 26, 2011.

10.12	Mutual Consent to Extend Employment Term for James T. Rauth, P.E., Vice President of Operations, dated October 21, 2011	Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on October 26, 2011

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Kensey Nash Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: November 9, 2011	By:	/s/ MICHAEL CELANO
Michael Celano
Chief Financial Officer