Form 10-Q
period 2011-12-31
KENSEY NASH CORP
filed 2012-02-09
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2011

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

As of January 31, 2012, there were 8,671,461 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED December 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	December 31, 2011	June 30, 2011
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$17,245	$10,219
Investments	15,594	11,722
Trade receivables, net of allowances for doubtful accounts of $6 for each of the periods ended December 31, 2011 and June 30, 2011	4,649	5,804
Royalties receivable	4,100	6,218
Other receivables (including $8 and $10 as of December 31, 2011 and June 30, 2011, respectively, due from non-executive employees)	5,734	509
Inventory	14,987	16,629
Deferred tax asset, current portion	2,043	1,564
Prepaid expenses and other	1,936	2,807

Total current assets	66,288	55,472

Property, plant and equipment, at cost	93,023	91,891
Less accumulated depreciation	(36,446)	(33,942)

Net property, plant and equipment	56,577	57,949

OTHER ASSETS:
Deferred tax asset, non-current portion	8,640	8,372
Acquired patents and other intangibles, net of accumulated amortization of $8,631 and $7,731 as of December 31, 2011 and June 30, 2011, respectively	17,942	18,182
Goodwill	4,366	4,366
Other non-current assets	3,619	2,579

Total other assets	34,567	33,499

TOTAL	$157,432	$146,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,447	$2,455
Accrued expenses	4,291	2,250
Other current liabilities	15,500	1,505
Current portion of debt	1,400	1,400
Deferred revenue	905	947

Total current liabilities	24,543	8,557

OTHER LIABILITIES:
Long term debt	27,883	28,583
Deferred revenue, non-current	2,143	2,466
Long-term deferred acquisition payments	1,500	15,500
Other non-current liabilities	5,563	4,977

Total liabilities	61,632	60,083

COMMITMENTS AND CONTINGENCIES (See Note 13)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, of which 25,000 shares are designated as Series A junior participating preferred stock, $.001 par value, no shares issued or outstanding as of December 31, 2011 and June 30, 2011	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 8,671,461 and 8,612,590 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	9	9
Capital in excess of par value	9,666	7,065
Retained earnings	89,200	82,640
Accumulated other comprehensive loss	(3,075)	(2,877)

Total stockholders’ equity	95,800	86,837

TOTAL	$157,432	$146,920

See notes to Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
REVENUES:
Net sales	$17,998	$10,900	$32,010	$21,780
Royalty income	4,990	6,455	11,000	12,540

Total revenues	22,988	17,355	43,010	34,320

OPERATING COSTS AND EXPENSES:
Cost of products sold	7,837	6,340	16,063	10,560
Research and development	5,654	3,970	10,772	8,247
Selling, general and administrative	2,713	2,065	5,517	4,364

Total operating costs and expenses	16,204	12,375	32,352	23,171

INCOME FROM OPERATIONS	6,784	4,980	10,658	11,149

OTHER INCOME (EXPENSE):
Interest income	65	127	119	282
Interest expense	(480)	(508)	(970)	(1,023)
Other income	—	89	1	93

Total other expense, net	(415)	(292)	(850)	(648)

INCOME BEFORE INCOME TAX	6,369	4,688	9,808	10,501
Income tax expense	(2,072)	(1,354)	(3,248)	(3,323)

NET INCOME	$4,297	$3,334	$6,560	$7,178

BASIC EARNINGS PER SHARE	$0.50	$0.39	$0.76	$0.82

DILUTED EARNINGS PER SHARE	$0.49	$0.38	$0.75	$0.79

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,652,648	8,511,339	8,638,779	8,774,481

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,749,797	8,816,750	8,741,719	9,035,543

See notes to Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital in Excess of Par	Retained	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Value	Earnings	Loss	Income/(Loss)	Total
BALANCE, JUNE 30, 2011	8,612,590	$9	$7,065	$82,640	$(2,877)		$86,837
Exercise/Issuance of:
Stock options	53,500	—	1,052				1,052
Nonvested stock awards	18,299	—	—				—
Net share settlement of stock options	(12,928)	—	(336)				(336)
Tax benefit from exercise/issuance of:
Stock options			62				62
Nonvested stock awards			25				25
Employee share-based compensation
Stock options			1,549				1,549
Nonvested stock awards			249				249
Net Income				6,560		$6,560	6,560
Change in unrealized gain on investments (net of tax)					(27)	(27)	(27)
Change in interest rate swap unrealized loss (net of tax)					(171)	(171)	(171)

Comprehensive income						$6,362

BALANCE, DECEMBER 31, 2011	8,671,461	$9	$9,666	$89,200	$(3,075)		$95,800

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$6,560	$7,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,863	3,484
Share-based compensation:
Stock options	1,549	1,855
Nonvested stock awards	249	290
Cash-settled stock appreciation rights	156	99
Tax benefit from exercise/issuance of:
Stock options	59	687
Nonvested stock awards	25	39
Excess tax benefits from share-based payment arrangements	(65)	(300)
Deferred income taxes	(414)	1,303
Loss/(Gain) on disposal/retirement of property, plant and equipment	2	(25)
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable	(1,952)	1,421
Prepaid expenses and other current assets	862	(1,910)
Inventory	1,642	(1,060)
Accounts payable and accrued expenses	1,803	(3,348)
Deferred revenue	(364)	100
Other current and non-current liabilities	(57)	(448)

Net cash provided by operating activities	13,918	9,365

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,187)	(914)
Purchases of intangible assets	(660)	(1,619)
Proceeds from maturity of investments	1,930	25,990
Purchases of investments	(6,001)	—
Purchase of cost method investment	—	(2,453)
Note receivable from a cost method investee	(1,055)	—

Net cash (used in)/provided by investing activities	(6,973)	21,004

FINANCING ACTIVITIES:
Repayments of long term debt	(700)	(700)
Stock repurchase	—	(30,035)
Excess tax benefits from share-based payment arrangements	65	300
Proceeds from exercise of stock options	716	3,789

Net cash provided by/(used in) financing activities	81	(26,646)

INCREASE IN CASH	7,026	3,723
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,219	23,102

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,245	$26,825

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$965	$1,029

Cash paid for income taxes	$1,788	$4,443

Accrual for purchases of property, plant and equipment	$229	$—

Retirement of fully depreciated property, plant and equipment	$248	$256

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING INFORMATION:
Net share settlement of stock options	$(336)	$—

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the audited condensed consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (fiscal 2011).

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

All amounts in the Condensed Consolidated Financial Statements for the current and prior period, including these notes, have been presented in thousands, except for share and per share data, or as otherwise noted. Certain reclassifications have been made to the prior period balances to conform to the current period presentation, such as the condensed aggregated presentation of total Net plant, property and equipment within the Condensed Consolidated Balance Sheets, the aggregated presentation of Net sales within the Condensed Consolidated Statements of Operations and the aggregated presentation of the changes in current and long-term deferred revenue within the Condensed Consolidated Statements of Cash Flows.

Revenue Recognition

Sales Revenue

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, “Revenue Recognition” (ASC 605-10-S99). Sales revenue is recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the products are shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances. The Company recorded no net sales return provisions, credits and discounts for the three months ended December 31, 2011 or 2010. For the six months ended December 31, 2011 and 2010, the Company recorded net sales return provisions, credits and discounts of $0 and $30, respectively.

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

The Company evaluates milestone payments on an individual basis and recognizes revenue from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized using a contingency-adjusted performance model over the period of performance, where revenue is recognized for the milestone proportionately to the extent of the performance period to date and the remainder is spread ratably over the remaining performance period of the arrangement.

Royalty Income

The Company recognizes its royalty revenue at the end of each quarter, when the relevant net total end-user product sales dollars are reported by customers to the Company for the quarter. Royalty payments are typically received within 45 days after the end of each calendar quarter.

Geographic Information

The Company’s total revenues are attributed to a country based on the location of the customer. A portion of the Company’s total revenues, including sales and royalties, are dependent on U.S.-based customers selling to end-users outside the U.S. The Company primarily sells to U.S.-based customers, however, a portion of total revenues is attributable to European-based customers. The increase in the Company’s revenue from European-based customers in the Company’s fiscal year ending June 30, 2012 (fiscal 2012) was primarily due to product sales to Synthes, Inc. (Synthes) resulting from the Company’s May 2011 Norian Corporation (Norian) asset acquisition. In addition, all of the Company’s long-lived tangible assets are located in the U.S. The Company’s revenues are categorized geographically below:

	Revenues for the Three Months Ended December 31,		Revenues for the Six Months Ended December 31,
	2011	2010	2011	2010
United States	$20,417	$16,674	$37,524	$33,480
Europe	2,571	681	5,486	840

Total	$22,988	$17,355	$43,010	$34,320

Earnings Per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC 260). Basic and diluted earnings per share (EPS) are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. The effect of dilutive options and nonvested stock awards for the three months ended December 31, 2011 and 2010 was 97,149 and 305,411 shares, respectively. For the six months ended December 31, 2011 and 2010, the effect of dilutive options and nonvested stock awards was 102,940 and 261,062 shares, respectively. There were no nonvested stock awards included for the three and six months ended December 31, 2011 and 2010 that were anti-dilutive. Options to purchase shares of the Company’s Common Stock that were outstanding for the three and six months ended December 31, 2011 and 2010, but were not included in the computation of diluted EPS because the options would have been anti-dilutive, are shown in the table below:

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Number of shares underlying options	1,468,130	1,199,967	1,476,635	1,382,541

Option exercise price range	$23.45 - $35.71	$23.45 - $35.71	$23.45 - $35.71	$23.45 - $35.71

Goodwill

The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of June 30, 2011 indicated that goodwill was not impaired. There were no indicators of impairment during the six-month period ended December 31, 2011.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) (Topic 820)—Fair Value Measurement” (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 is effective for the Company in its third quarter of fiscal 2012 and its adoption by the Company on January 1, 2012 did not have a material effect on its Condensed Consolidated Financial Statements.

To Be Adopted:

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (ASU 2011-12), which defers the implementation of certain provisions of ASU 2011-05. ASU 2011-05 and ASU 2011-12 will be effective for the Company in its first quarter of fiscal 2013. The Company’s pending adoption of ASU 2011-05 and 2011-12 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows, other than the change to the required presentation format.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other—Testing Goodwill for Impairment” (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise the two-step goodwill test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which is the Company’s fiscal 2013, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2011-08 on its Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Note 2 – Investments

Investments as of December 31, 2011 consist of non-taxable high quality municipal obligations. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Income in stockholders’ equity (see Note 11) and realized gains and losses included in Other income/(expense). The following is a summary of available-for-sale securities as of December 31, 2011 and June 30, 2011:

	December 31, 2011
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Municipal Obligations	$15,415	$179	$—	$15,594

Total Investments	$15,415	$179	$—	$15,594

	June 30, 2011
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Municipal Obligations	$11,506	$216	$—	$11,722

Total Investments	$11,506	$216	$—	$11,722

As of December 31, 2011, the Company’s investments had maturities ranging from less than one year to approximately two years. The fair values of the Company’s municipal obligations are obtained from broker quotes using pricing matrices based on inputs that may include quoted prices for identical or similar assets in the municipal bond market and based on other various inputs that are directly or indirectly observable. As of December 31, 2011, there were no investments with unrealized losses in the Company’s portfolio.

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of materials utilized in the processing of the Company’s products and was as follows as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Raw materials	$12,973	$14,196
Work in process	1,991	2,150
Finished goods	1,870	2,057

Gross inventory	16,834	18,403
Provision for inventory obsolescence	(1,847)	(1,774)

Inventory	$14,987	$16,629

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

The Company, as a result of its May 2011 Norian asset acquisition (see Note 5), “stepped-up” the acquired inventory to its fair value as of the acquisition date, in accordance with FASB ASC Topic 805, “Business

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Combinations” (ASC 805). The Company’s purchase accounting adjustment to the fair value of inventory,

commonly referred to as “stepped-up value,” of $1,286 represented the estimated capitalized manufacturing profit in acquired inventory as of the date of acquisition. This non-recurring, non-cash charge to Cost of products sold was recognized over the five month inventory turn-over period of June 2011 through October 2011 as the related inventory was sold. The Company expensed $257 during the fourth quarter of fiscal 2011 and $257 and $1,029 for the three and six months ended December 31, 2011, respectively, of the Company’s fiscal 2012.

Note 4 – Select Customer Agreements

These are select customer agreements not otherwise discussed elsewhere in the notes to the Condensed Consolidated Financial Statements.

St. Jude Medical, Inc.

The License Agreements – Under license agreements with St. Jude Medical, St. Jude Medical has exclusive worldwide rights to manufacture and market the Angio-SealTM Vascular Closure Device (the Angio-Seal), for which the Company receives a royalty percentage on end-user product sales by St. Jude Medical, which is reported within Royalty Income.

On December 16, 2011, the Company announced that it had agreed with St. Jude Medical to enter into non-binding mediation in an attempt to resolve disputes over royalty payments to the Company relating to the Angio-Seal device, as well as other related claims. The Company has advised St. Jude Medical that the royalties are currently to be paid, and should since 2007 have been paid, at a rate of 8% rather than the 6% rate at which St. Jude Medical had been paying. The Company has further advised St. Jude Medical that, as a result of St. Jude Medical’s incorrect interpretation of the license agreements between the two companies, St. Jude Medical has, to date, underpaid the Company by over $30.0 million. St. Jude Medical is asserting that, effective November 2011, the rate at which it owes royalties to the Company with respect to the Angio-Seal is to be reduced from 6% to 2% for U.S. and certain international end-user Angio-Seal sales and that St. Jude Medical intends to pay the Company at this reduced rate. St. Jude Medical has, for the period subsequent to November 1, 2011, paid royalties to the Company at this reduced rate. St. Jude Medical’s action to reduce the rate at which it owes royalties suggests that St. Jude Medical intends to assert that their obligation to pay any royalties to the Company will end in April 2014. The Company’s view is that, based upon the current design of the Angio-Seal, St. Jude Medical’s royalty obligations to the Company extend at least through April 2016, and potentially through 2023. The Company has reported, and intends to continue to report, royalty revenue at the rate at which St. Jude Medical is actually paying royalties to the Company, rather than at the rate at which the Company believes such royalties are owed.

The non-binding mediation is scheduled to occur in the Company’s third quarter ended March 31, 2012. Although the mediation may lead to a resolution of these matters, there is no certainty that these matters will be resolved in the mediation favorably or at all. The Company has announced that it will take all necessary steps to protect its intellectual property and the interests of the Company’s stockholders. The Company’s mediation with St. Jude Medical and any other legal proceeding relating to the Company’s dispute with St. Jude Medical may be expensive, divert management time and attention, and otherwise be disruptive to normal business operations and to the Company’s relationship with St. Jude Medical. Moreover, the results of these legal proceedings cannot be predicted with any certainty. Accordingly, these Condensed Consolidated Financial Statements do not reflect any adjustments related to the any potential outcome of these proceedings.

Current Collagen Supply Agreement - On June 23, 2010, the Company entered into a two-year supply agreement with St. Jude Medical effective for the period from January 1, 2011 to December 31, 2012. Under the previous supply agreement executed with St. Jude Medical in 2005, which expired on December 31, 2010, the Company was the exclusive supplier of 100% of the collagen plug and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal. Under the current supply agreement, the Company is the exclusive outside

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

supplier of collagen plugs to St. Jude Medical. The current supply agreement provides for contractual minimum order levels of collagen plugs for calendar years 2011 and 2012. During the Company’s third and fourth quarters of fiscal 2011, St. Jude Medical fulfilled their calendar 2011 contractual minimum order levels under the current supply agreement, resulting in approximately $4.0 million of collagen plug sales for the Company. St. Jude Medical placed its calendar 2012 order for approximately $6.4 million of collagen plugs, of which $4.0 million are to be shipped in the second half of fiscal 2012 and $2.4 million in the first half of fiscal 2013. This calendar 2012 order exceeded the contractual minimum level and provides for collagen plug sales to be recognized when the Company ships the product during the Company’s second half of fiscal 2012 and first half of fiscal 2013. For the three and six months ended December 31, 2011, there were no collagen plug sales to St. Jude Medical. The current supply agreement does not call for the Company to supply polymer anchors to St. Jude Medical.

Stryker Corporation / Orthovita, Inc.

The Company has a development, manufacturing and supply agreement with Orthovita, Inc. (Orthovita) under which the Company develops and commercializes products based on Orthovita’s proprietary Vitoss™ Bone Graft Substitute Material in combination with the Company’s proprietary biomaterials (the Orthovita Agreement). Under the Orthovita Agreement, the Company manufactures the products, while Stryker Corporation (Stryker), which acquired Orthovita in June 2011, markets and sells the products worldwide. Under the Orthovita Agreement, the Company receives royalty payments on co-developed Vitoss™, Vitoss™ Foam and Vitoss™ Bioactive Foam products based upon Stryker’s net total end-user sales of such products.

In a separate transaction in August 2004, the Company entered into an agreement (the Assignment Agreement) whereby the Company acquired the intellectual property rights of a third party having rights in the Vitoss™ technology, an inventor of the Vitoss™ technology (the Inventor), for $2.6 million. Under the Assignment Agreement, the Company received all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company received a royalty on the sale of all Orthovita products containing the Vitoss™ technology, up to a total cumulative royalty of $4,036, of which the Company received its final royalty payment in July 2011. The Company recognized $0 and $16 of royalty income during the three and six months ended December 31, 2011, respectively. The entire cost of these proprietary rights was amortized over an 83-month period through July 2011.

Synthes, Inc.

On May 24, 2011, the closing date of the Company’s Norian asset acquisition pursuant to an Asset Purchase Agreement, the Company also entered into a Supply Agreement (the Supply Agreement) with Synthes USA Sales, LLC, a subsidiary of Synthes. This Supply Agreement provides for the Company to be the exclusive manufacturer and supplier of the Norian product lines acquired by the Company under the Asset Purchase Agreement. Pursuant to the Supply Agreement, Synthes will purchase all of its requirements for such products exclusively from the Company, on the terms set forth in the Supply Agreement. The Supply Agreement, which was effective on the date of acquisition, has a term of 10 years and will automatically renew for successive two-year terms. Also, on May 24, 2011, the Company entered into a research and development agreement with Synthes to develop certain related future products.

The Spectranetics Corporation

In connection with the Company’s sale of its Endovascular business to The Spectranetics Corporation (Spectranetics) on May 30, 2008, the Company entered into various agreements which provided the Company with the opportunity for future milestone payments. In the quarter ended December 31, 2011, the Company achieved the $6.0 million cumulative sales milestone payment in connection with Spectranetics reaching a cumulative $20.0 million in end-user sales from the product lines purchased by Spectranetics. The Company recognized cumulative sales milestone revenue of $4,962 within Net sales for the three and six months ended December 31, 2011 within the Condensed Consolidated Statements of Operations, with the remaining $1,038 to be deferred upon cash receipt of the milestone payment and to be recognized as revenue within the next 12 months over the expected period of performance. As specified in the agreements with Spectranetics, the Company is expecting to receive the entire $6.0 million milestone cash payment in February 2012.

Note 5 – Acquisitions

Fiscal 2011 Asset Acquisitions

During the prior fiscal year ended June 30, 2011, in separate transactions, the Company acquired substantially all of the assets and certain operational liabilities of Nerites Corporation (Nerites) and certain operational assets and certain liabilities relating to the business and product lines of Norian.

Asset Acquisition of Nerites Corporation

In January 2011, the Company acquired substantially all of the assets and certain operational liabilities of Nerites, a privately-held development stage company based in Wisconsin, for $19.7 million. Approximately $16.7 million of the purchase price was paid at the acquisition date, financed from the Company’s available cash and investments on hand. The remaining $3.0 million, of which $1.5 million is reported as each a component of Other current liabilities and Long-term deferred acquisition payments on the Condensed Consolidated Balance Sheet as of December 31, 2011, was held back by the Company under the terms of the acquisition as security for certain potential Nerites indemnification obligations and is expected to be financed with cash on hand; of such hold-back amount, $1.5 million was released to Nerites in January 2012, following the first anniversary of the acquisition date, and the remaining $1.5 million will be released on the second anniversary of the acquisition date, to the extent that such hold-back amount is not applied toward any such indemnification obligations.

The Company accounted for the transaction as an asset acquisition based on an evaluation of the accounting guidance (ASC 805) and considering the early research stage of Nerites’ technology. The Company concluded that the acquired net assets of Nerites did not constitute a business as defined under ASC 805 due to the incomplete nature of the inputs and the absence of processes from a market participant perspective. The total purchase price of $19.7 million had been allocated to the tangible and intangible acquired assets, such as acquired in-process research and development (IPR&D), based on their respective estimated fair values as of the date of the acquisition. Acquired IPR&D in the asset acquisition was accounted for in accordance with FASB ASC Topic 730, “Research and Development.” Management was responsible for the valuation and considered a number of factors including internal and third party valuations and appraisals. For further information on the transaction and the purchase price allocation, see Note 5 “Acquisitions” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Asset Acquisition of Norian Corporation

On May 24, 2011 (date of acquisition), the Company completed its acquisition of certain operational assets and certain liabilities relating to the business and product lines of Norian, a wholly owned subsidiary of Synthes, pursuant to an Asset Purchase Agreement and related Property Purchase Agreement, for a total purchase price of approximately $26.0 million ($22.0 million pursuant to the Asset Purchase Agreement and $4.0 million pursuant to the Property Purchase Agreement). On the date of acquisition, the Company paid to Synthes total cash consideration of $11.9 million from the Company’s available cash on hand. The Company is required to pay the remaining $14.0 million on the earlier of the date on which the transfer of the manufacturing operation from the purchased West Chester, Pennsylvania facility to the Company’s corporate headquarters facility located in Exton, Pennsylvania has been completed or the 18-month anniversary of the date of acquisition. The $14.0 million deferred payment has been classified by the Company as a component of Other current liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2011.

In accordance with ASC 805, the Company has accounted for the Norian asset acquisition using the purchase method of accounting under U.S. GAAP. Under the purchase method of accounting, the total purchase price of approximately $26.0 million had been allocated to the tangible and intangible acquired assets and assumed liabilities of Norian, based on their respective estimated fair values as of the date of the acquisition. Management was responsible for the valuation and considered a number of factors including internal and third party valuations and appraisals. For further information on this transaction and the purchase price allocation, see Note 5 “Acquisitions” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

The results of operations associated with the Norian asset acquisition have been consolidated with those of the Company since the date of acquisition.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

The following pro forma information sets forth the combined revenues and net income of the Company and the historical unaudited Norian financial information for the prior comparative period for the three and six months ended December 31, 2010, as if the acquisition had occurred as of July 1, 2010, and includes certain business combination accounting adjustments for such expenses, including, but not limited to, amortization charges from acquired tangible and intangible assets, acquisition related transaction costs and tax related effects. Historically, Norian did not maintain certain distinct and separate accounts from Synthes. The historical unaudited Norian financial information reflected the manufacturing and selling of the product lines through inter-company arms-length transactions with Synthes at negotiated prices. Therefore, the pro forma information presented below is not necessarily indicative of that which would have been attained had the transaction occurred at an earlier date, nor are these results necessarily indicative of future consolidated results of operations of the Company. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2011.

	For the Three Months Ended	For the Six Months Ended
	December 31, 2010	December 31, 2010
Total revenues	$21,706	$44,389
Net income	$3,583	$7,917
Basic earnings per share	$0.42	$0.90
Diluted earnings per share	$0.41	$0.88

Note 6 – Acquired Patents and Other Intangibles

The costs of internally developed patents are expensed when incurred due to the long development cycle for products and the Company’s inability to measure the recoverability of these costs when incurred. From time to time, the Company has acquired portfolios of patents and other intangibles that it believes are beneficial and complementary to the Company’s existing intellectual property and material processing knowledge platform. These acquisitions have included a portfolio of puncture closure patents acquired in November 1997, patents acquired in the asset purchase of THM Biomedical, Inc. (THM) in 2000, certain intellectual property and other rights related to the Vitoss™ product line acquired from a third party inventor in 2004 (See Note 4), and certain assets of MacroPore Biosurgery, Inc. (MacroPore) acquired in 2007, as well as other smaller purchases of certain other intangibles.

In fiscal 2011, the Company acquired the following intangible assets:

On December 21, 2010, in addition to making a non-controlling minority equity investment in Orteq Ltd. (Orteq Sports Medicine or Orteq) (see Note 7), the Company entered into a manufacturing and supply agreement with Orteq and acquired the exclusive worldwide manufacturing rights of the Actifit® (Actifit) product line for a period of 10 years beginning with the date of its first U.S. commercial sale. The Company assigned $1,632 to the cost of the manufacturing rights and related costs associated with the transaction. Actifit is a biocompatible synthetic meniscal scaffold, which received its CE Mark approval in 2008 for the treatment of irreparable partial meniscal tears and is currently being sold throughout Europe. The acquired manufacturing rights are expected to be amortized over the estimated period of economic benefit of approximately 12 years, and amortization is expected to begin when the Company begins to manufacture and sell the Actifit product line.

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

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

The Company amortizes the entire cost of acquired patents and intangible assets over their respective estimated remaining periods of economic benefit, ranging from approximately 1 to 25 years as of December 31, 2011. The gross carrying amount of such patents and intangible assets as of December 31, 2011 was $26,573, with accumulated amortization of $8,631. The gross carrying amount of such patents and intangible assets as of June 30, 2011 was $25,913, with accumulated amortization of $7,731.

Amortization expense on these patents and intangible assets was $355 and $735 for the three and six months ended December 31, 2011, respectively, and $238 and $477 for the three and six months ended December 31, 2010, respectively.

The table below details the estimated amortization expense as of December 31, 2011 for the next five fiscal years on the patents and intangible assets acquired by the Company:

Fiscal year ending June 30,	Amortization Expense
2012	$1,782
2013	1,428
2014	1,389
2015	1,209
2016	1,191
Thereafter	11,843

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

The cost method investment was assessed for impairment, and it was determined that, as of December 31, 2011, no impairment exists.

On August 19, 2011, at the Company’s option, and pursuant to an ancillary agreement, the Company made an additional investment in Orteq of approximately 637 British Pounds, or $1,055, in the form of a cash advance, structured as convertible debt, to Orteq, accounted for as a note receivable from a cost method investee and reported within Other non-current assets in the Condensed Consolidated Balance Sheet as of December 31, 2011. As previously disclosed, under the investment agreement with Orteq, the Company had committed to making an additional minority cost-method investment of approximately 637 British Pounds, for preferred shares of Orteq, payable in U.S. Dollars, if Orteq receives approval or conditional approval from the FDA to conduct an investigational device exemption for a product pivotal trial by the second anniversary of the Company’s initial investment, which is December 21, 2012, or otherwise earlier, at the Company’s option, prior to December 21, 2012. Under the ancillary agreement, the Company has the option to convert its cash advance into preferred shares of Orteq as an additional cost-method investment to satisfy the prior obligation under the investment agreement, or if it does not convert its cash advance to shares, the cash advance and accrued interest will be payable by Orteq to the Company prior to August 2016 and the Company would still be required to make the additional investment pursuant to the investment agreement, subject to the terms and conditions thereof. The additional cash investment in Orteq did not impact the Company’s ownership interest in Orteq. In the event the Company, pursuant to the ancillary agreement, agrees to convert its cash advance into preferred shares, the Company’s ownership interest in Orteq would be less than 20%.

Note 8 – Accrued Expenses

As of December 31, 2011 and June 30, 2011, accrued expenses consisted of the following:

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2011	June 30, 2011
Accrued payroll and related compensation	$1,438	$1,134
Income taxes payable	1,358	—
Other	1,495	1,116

Total	$4,291	$2,250

Note 9 – Debt

Secured Commercial Mortgage - On May 25, 2006, the Company entered into an agreement for a $35.0 million Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is secured by the Company’s facility and land in Exton, Pennsylvania and bears interest at one-month LIBOR plus an 0.82% Loan Credit Spread. At December 31, 2011, the outstanding Mortgage balance was $29.3 million.

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

Interest Rate Swap Agreement - In order to hedge its interest rate risk under the Mortgage, the Company entered into a $35.0 million aggregate 10-year fixed interest rate swap agreement (the Swap) with Citibank, N.A. in May 2006. The Swap is secured by the Company’s facility and land in Exton, Pennsylvania. The Company is using the Swap as a cash flow hedge of the Company’s interest payments under the Mortgage. The Swap converts the variable LIBOR portion of the Mortgage payments to a fixed rate of 6.44% (5.62% fixed interest rate plus a 0.82% Loan Credit Spread).

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

As of December 31, 2011 and June 30, 2011, the fair value of the Swap was in an unrealized loss position of $5,401 ($3,180, net of tax) and $4,920 ($3,009, net of tax), respectively, with the gross unrealized loss position included in Other non-current liabilities and the net of tax position included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the three and six months ended December 31, 2011 and 2010, no amounts were recognized in interest expense due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The Company does not currently anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions under the Mortgage and Swap occur, unless the Mortgage, or a portion thereof, is prepaid.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

The following table summarizes the fair value of the Swap as of December 31, 2011 and June 30, 2011 on the Condensed Consolidated Balance Sheet:

Derivative Designed as a Hedging Instrument	Location in the Condensed Consolidated Balance Sheet	Fair Value as of December 31, 2011	Fair Value as of June 30, 2011
Interest Rate Swap Contract	Other non-current liabilities	$5,401	$4,920

Total Derivative		$5,401	$4,920

The following table summarizes the Swap’s impact on Accumulated other comprehensive loss and earnings for the three and six months ended December 31, 2011 and 2010:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)
Derivative in Cash Flow Hedging Relationship	For the Six Months Ended December 31,
	2011	2010
Interest Rate Swap Contract	$(1,296)	$(325)

Total	$(1,296)	$(325)

Amount of Gain/(Loss) Reclassed From Accumulated Other Comprehensive Loss Into Income (Effective Portion)
Location of Loss Reclassed From Accumulated	For the Three Months Ended		For the Six Months Ended
Other Comprehensive Loss Into Income	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Interest expense	$(405)	$(419)	$(815)	$(853)

Total	$(405)	$(419)	$(815)	$(853)

Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)
Location of Loss Reclassed From Accumulated	For the Three Months Ended		For the Six Months Ended
Other Comprehensive Loss Into Income	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Interest expense	$—	$—	$—	$—

Total	$—	$—	$—	$—

Credit Agreement - On May 26, 2011, the Company entered into a Loan and Agency Agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo). The Credit Agreement provides for a three-year, unsecured revolving credit facility (Revolving Credit Facility) of $35.0 million, evidenced by a Revolving Credit Note, dated May 26, 2011, issued by the Company in favor of Wells Fargo.

Under the terms of the Credit Agreement, the Company may borrow up to the aggregate amount of the unused commitment under the Revolving Credit Facility. The Revolving Credit Facility may be used for the working capital and general corporate purposes of the Company, including permitted acquisitions and capital expenditures.

Borrowings under the Revolving Credit Facility will, at the Company’s option, bear interest at a rate based upon the London Inter Bank Offering Rate (LIBOR) as in effect for one, two, three or six-month periods, as elected by the Company, plus an applicable margin, or if no election is made, the one-month LIBOR plus an applicable margin. The Credit Agreement will terminate on May 25, 2014, unless the lenders elect to extend the Credit Agreement for up to two additional one-year periods upon the request of the Company, and contains customary representations, covenants and events of default. Certain of the more significant covenants set forth in the Credit Agreement require the Company to maintain (i) a maximum funded debt to EBITDA calculation of 3.0–to–1.0; (ii) a minimum tangible net worth of $35.0 million; (iii) a minimum fixed charge coverage ratio of 1.5–to–1.0; and (iv) impose restrictions on indebtedness and liens against the Company’s assets. As of December 31, 2011, there were no borrowings on the Revolving Credit Facility.

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

•	Level 3 - Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2011:

	Fair Value Measurements as of December 31, 2011
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$10,793	$—	$—
Available-for-sale securities:
Municipal Obligations (See Note 2)	—	15,594	—

Total Assets Measured at Fair Value	$10,793	$15,594	$—

Liabilities
Interest rate swap (See Note 9)	$—	$5,401	$—

Total Liabilities Measured at Fair Value	$—	$5,401	$—

	Fair Value Measurements as of June 30, 2011
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$9,594	$—	$—
Available-for-sale marketable securities:
Municipal Obligations and U.S. Government Securities (See Note 2)	—	11,722	—

Total Assets Measured at Fair Value	$9,594	$11,722	$—

Liabilities
Interest rate swap (See Note 9)	$—	$4,920	$—

Total Liabilities Measured at Fair Value	$—	$4,920	$—

a)	The Company’s money market funds are classified along with the Company’s cash balances as Cash and cash equivalents within the Condensed Consolidated Balance Sheets. Money market funds are valued at quoted prices in active markets.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments,” for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of December 31, 2011, the financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets that are not measured at fair value on a recurring basis include the cost method investment; accounts receivable, net; non-current assets; accounts payable; and debt obligations. The carrying values of accounts receivable, net; accounts payable and current debt obligations approximate fair value due to the short-term nature of these instruments. The cost method investment is carried at cost and its fair value is evaluated based on, among other factors, the investee’s most recent financing and discounted cash flow models as of December 31, 2011. The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of long-term debt approximated fair value at December 31, 2011 due to the variable LIBOR portion of the Mortgage payments.

Note 11 – Comprehensive Income

The Company’s comprehensive income is shown on the Condensed Consolidated Statement of Stockholders’ Equity as of December 31, 2011 and June 30, 2011, and is comprised of net income and the changes in net unrealized gains and losses on the Company’s available-for-sale securities and the changes in the fair value of the Swap. The total comprehensive income for the three and six months ended December 31, 2011 was $4,477 and $6,362, respectively. The total comprehensive income for the three and six months ended December 31, 2010 was $3,906 and $7,335, respectively. The net tax benefit/(expense) for the six months ended December 31, 2011 and 2010 of other comprehensive income was $321 and $(84), respectively.

Note 12 – Stockholders’ Equity

Stock Repurchase Program

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

From time to time, the Company has made repurchases of its stock, as authorized by the various stock repurchase programs established by the Company’s Board of Directors, and through equity incentive plan transactions. On June 16, 2010, the Company announced that its Board of Directors had approved a stock repurchase program allowing the Company to repurchase up to a total of $30.0 million of its issued and outstanding shares of Common Stock. This program was completed prior to the Company’s second quarter ended December 31, 2010, and accordingly, as of December 31, 2011, there were no amounts remaining to repurchase shares of Common Stock under that stock repurchase program.

During the prior fiscal year, for the three months ended December 31, 2010, the Company repurchased and retired a total of 139,969 shares of Common Stock that were settled at a cost of $4,152, or an average price per share of $29.66, using available cash. An additional 53,333 shares were repurchased in September 2010, but settled in October 2010 at a cost of $1,577, or an average price per share of $29.58.

During the prior fiscal year, for the six months ended December 31, 2010, the Company repurchased and retired a total of 1,175,738 shares of Common Stock that were settled at a cost of $30,000, or an average price per share of $25.52, using available cash. Included in these totals were 34,400 shares that were repurchased in June 2010, but settled in July 2010 at a cost of $811, or an average price per share of $23.58.

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

On December 7, 2011, the Company held its 2011 Annual Meeting of Stockholders at which the stockholders of the Company considered and approved the Company’s Ninth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan (the Amended Plan). The Amended Plan became effective immediately upon the stockholders’ approval. The Amended Plan authorized an additional 600,000 shares of the Company’s Common Stock for issuance under the Amended Plan of which only 85,000 shares may be issued as nonvested stock, bonus stock or stock-based awards other than stock options or cash-settled stock appreciation rights (SARs).

The following table provides additional information related to the Company’s share-based compensation:

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Estimated Unrecognized Share-based Compensation as of December 31,	Weighted Average Period Remaining of Share-based Compensation as of December 31,
	2011	2010	2011	2011
Stock options	$644	$999	$3,197	1.43
Non-vested stock awards	127	151	1,047	2.15
SARs	131	(70)	1,566	2.75

Total share-based compensation	$902	$1,080	$5,810

	Six Months Ended December 31,
	2011	2010
Stock options	$1,549	$1,855
Non-vested stock awards	249	290
SARs	156	99

Total share-based compensation	$1,954	$2,244

The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation expense for the three and six months ended December 31, 2011 was $315 and $684, respectively. The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation expense for the three and six months ended December 31, 2010 was $378 and $785, respectively.

Stock Options

Stock options have historically been granted to executive officers, other employees and members of the Board of Directors of the Company, as well as non-employee outside consultants (collectively referred to as participants), under the Amended Plan and prior versions of this incentive compensation plan (collectively, the Employee Plan). The Company also has a Non-employee Directors’ Stock Option Plan (the Directors’ Plan). No shares are available for new awards under the Directors’ Plan, and any awards of the type granted previously under the Directors’ Plan are now granted under the Employee Plan. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

For its fiscal 2012 annual grants to employees, the Company granted cash-settled stock appreciation rights to employees of the Company under the Employee Plan. See Cash-Settled Stock Appreciation Rights (SARs) below. The Company may, from time to time, grant additional share-based compensation under the Employee Plan to new and existing employees.

For the six months ended December 31, 2011, the Company granted options to a participant under the Employee Plan, with an exercise price equal to the fair market value of the Company’s Common Stock on the respective grant date, to purchase an aggregate of 1,000 shares of the Company’s Common Stock. The total options granted were valued at $10.82 per share on the grant date under the Black-Scholes option-pricing model, using the fair value assumptions noted in the table below and are being expensed over the three-year vesting period.

During the six months ended December 31, 2010, the Company granted options to employees of the Company under the Employee Plan, with exercise prices equal to the fair market values of the Company’s Common Stock on the respective grant dates, to purchase an aggregate of 385,825 shares of the Company’s Common Stock, which included 2,200 shares underlying unvested stock options that were modified. The total options granted were valued at a weighted average value of $11.15 per share on the grant date under the Black-Scholes option-pricing model, using the fair value assumptions noted in the table below and are being expensed over the three-year vesting period applicable to all of these options.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Dividend yield	0%	0%
Expected volatility	36%	35% - 39%
Weighted average volatility	36%	37.60%
Risk-free interest rate	1.408%	.13% - 2.255%
Expected term (years)	6.37	0.25 - 7.75

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

A summary of the stock option activity under the Employee Plan for the six months ended December 31, 2011 is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value
Balance at June 30, 2011	1,665,937	$28.09	$1,873	141,000	$23.86	$437
Granted	1,000	$28.50		—	$—
Cancelled	(24,900)	$29.35		(9,000)	$32.00
Exercised	(14,500)	$14.58		(39,000)	$21.57

Balance at December 31, 2011	1,627,537	$28.19	$674	93,000	$24.04	$8

Shares vested + expected to vest	1,616,070	$28.19	$673	93,000	$24.04	$8

Exercisable portion	1,266,621	$28.15	$641	93,000	$24.04	$8

Available for future grant at December 31, 2011	1,133,655			—

Nonvested Stock Awards

Nonvested stock awards have historically been granted to the non-employee members of the Board of Directors, executive officers, certain other management of the Company and a non-employee outside consultant, pursuant to the Employee Plan, and generally vest in three equal annual installments based solely on continued employment or service, as applicable, with the Company. Nonvested stock awards are commonly referred to as restricted stock, but ASC 718 reserves that term for fully vested and outstanding shares, the sale of which is contractually or governmentally prohibited for a specified period of time. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. The following table outlines the nonvested stock awards activity for the six months ended December 31, 2011.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

	Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share
Balance at June 30, 2011	48,729	$22.89
Granted:
Non-employee Directors	21,377	26.08

Issued:
Non-employee Directors	(18,299)	22.32
Forfeited:
Non-employee Directors	(5,518)	20.84

Balance at December 31, 2011	46,289	$24.83

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

On September 20, 2011, the Company granted cash-settled SARs awards to executive officers and other eligible employees. The Company granted a total of 484,900 cash-settled SARs, which are to vest over a period of three years, with a maximum term of seven years, in each case from the date of grant. On the date of grant, the per share fair market value was $7.72. The number of cash-settled SARs awarded refers to the number of shares underlying the awards.

As of December 31, 2011, the average per share fair market value of the cash-settled SARs from the September 20, 2011 grant was $3.74 and the related liability for these cash-settled SARs was $161. These cash-settled SARs will continue to be remeasured at each reporting period until all awards are settled. The Company cannot predict the market value of its Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants. Cash-settled SARs are classified as liability awards as a component of Other non-current liabilities on the Condensed Consolidated Balance Sheets, with fluctuations in the fair market value recorded as increases or decreases in compensation cost.

During the fiscal year ended June 30, 2007, the Company had granted cash-settled SARs to eligible employees and executive officers. These awards expired in October 2011, and as of December 31, 2011, there was no remaining liability associated with these grants.

The following table outlines the cash-settled SAR activity for the six months ended December 31, 2011.

	Shares	Weighted Average Price Per Share
Balance at June 30, 2011	94,700	$31.35
Granted:
Executive officers	180,430	25.64
Eligible employees	304,470	25.64
Expired:
Executive officers	(94,000)	31.36
Eligible employees	(700)	29.88
Forfeited:
Eligible employees	(5,500)	25.64

Balance at December 31, 2011	479,400	$25.64

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

The fair value of each cash-settled SAR award is remeasured at each reporting period using the Black-Scholes option-pricing model with the assumptions noted in the following table for the six months ended December 31, 2011 and 2010.

	Six Months Ended December 31,
	2011	2010
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	0.703% - 0.892%	0.230% - 0.333%
Expected term (years)	4.25 - 4.50	0.91 - 1.13

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

Note 13 – Commitment and Contingencies

Certain Compensation and Employment Agreements

The Company has entered into employment agreements with each of its executive officers. As of December 31, 2011, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $2,478, from that date through the end of fiscal 2014.

Purchase Commitments

As of December 31, 2011, the Company had outstanding non-cancelable and cancelable purchase commitments in the amount of $3,211 related to inventory, capital expenditures and other goods and services.

Research and Development Contractual Obligations

Under the Company’s Development and Regulatory Services Agreement with The Spectranetics Corporation, as amended, the Company’s future contributions are limited to a maximum amount of $2,750 toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products, which is reduced by the total cumulative expenses incurred through December 31, 2011 of approximately $30.

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

Cost Method Investment Obligations

The Company has a commitment to make an additional investment in Orteq of approximately 637 British Pounds in preferred shares of Orteq, which is payable in U.S. Dollars. As of the date the Company entered into the investment agreement, the Company estimated the future payable amount to approximate $1.0 million; however, this future amount is dependent upon the future exchange rate in effect at the date of the additional investment, upon the occurrence of future events specified within the investment agreement with Orteq. Pursuant to an ancillary agreement between the Company and Orteq, the Company has the option to convert its cash advance into preferred shares to satisfy this obligation under the investment agreement. See Note 7 for additional information.

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

Norian Purchase Price Obligation

Pursuant to the terms of the asset purchase agreement entered into with Norian, the Company is required to pay the remaining $14.0 million of the purchase price on the earlier of the date on which the transfer of the manufacturing operations from the purchased West Chester, Pennsylvania facility to the Company’s corporate headquarters facility located in Exton, Pennsylvania has been completed or the 18-month anniversary of the date of acquisition. See Note 5 for additional information.

Operating Lease Commitments

As a result of the Company’s Nerites asset acquisition, the Company became party to leased space in Madison, Wisconsin. As of December 31, 2011, the Company’s minimum future annual rental commitment under non-cancelable operating leases related to Nerites was $51.

Pursuant to the Company’s acquisition of certain assets of Norian, the Company entered into an 18-month sublease agreement with Synthes to rent the manufacturing space in the Company’s West Chester, Pennsylvania facility. As of December 31, 2011, the Company’s minimum future annual rental commitment under non-cancelable operating leases related to Norian was $715.

As of December 31, 2011, the Company’s total minimum future annual rental commitment under non-cancelable operating leases was $766.

Product Liability Claims

From time to time, in the ordinary course of business, the Company may be involved in various claims, lawsuits and disputes with third parties and pending actions involving various allegations against the Company, including product liability claims, with or without merit. The clinical testing, manufacture of our products or customers’ products and their sale entail significant risk of product liability claims. The Company carries insurance that covers many of these risks, at coverage levels the Company believes to be appropriate, relative to the potential liabilities. Additionally, the Company has indemnification provisions within certain of its agreements with customers to limit the amount of its liability, and generally is only liable under certain of its customer agreements for failure to meet the manufacturing specifications. Currently, the Company is a named defendant in three product liability claims. The Company plans to vigorously defend against the claims in each of these cases. Historically, the Company has not paid any amount related to product liability claims. While any litigation contains an element of uncertainty, it is reasonably possible that ultimate resolution of these claims may result in a loss. Management believes the resultant losses, if any, associated with these claims will not have a material effect on the Company’s financial position.

Note 14 – Income Taxes

The Company accounts for taxes under the provisions of ASC Subtopic 740, “Income Taxes.” The amount of unrecognized tax benefits at December 31, 2011 was $106, of which $104 would impact the Company’s tax rate, if recognized.

Interest and penalties are included in Interest expense and Other income/expense, respectively, on the Condensed Consolidated Statements of Operations. No material interest or penalty charges were recorded for the three or six months ended December 31, 2011.

Changes in the Company’s uncertain tax positions for the six months ended December 31, 2011 were as follows:

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

Balance at June 30, 2011	$104
Increases related to prior year tax positions	13
Reduction due to lapse in statute of limitations	(11)

Balance at December 31, 2011	$106

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal income tax examination for years prior to fiscal 2008 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

For the six months ended December 31, 2011, the Company’s estimated effective tax rate was approximately 33%, which includes an estimate for the expiration of the December 2010 Congressional approval of an extension of the Research and Experimentation (R&E) Tax Credit on December 31, 2011. The Company anticipates its net effective tax rate for fiscal 2011 will be approximately 33% to 34%. In the course of estimating the Company’s annual effective tax rate and recording its quarterly income tax provision, the Company considers many factors, including its expected earnings, state income tax apportionment, estimated research and experimentation tax credits and manufacturing deductions, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates, including the extension of the R&E tax credit, could have a significant impact on the Company’s effective tax rate.

Note 15 – Subsequent Event

On January 3, 2012, the Company announced that the Company’s Board of Directors has declared a cash dividend of $0.25 per share of the Company’s Common Stock, payable to stockholders of record on January 31, 2012. The dividend will be paid on February 29, 2012, and the total amount of the dividend will be approximately $2,168.

This declaration reflects the initial dividend under a new policy whereby the Board of Directors expects to declare a total annual dividend of $1.00 per share of the Company’s Common Stock, to be paid in equal quarterly installments, commencing with the dividend announced on January 3, 2012. Any decision to pay future cash dividends will, however, be made by the Company’s Board of Directors and will depend on the Company’s future earnings and financial condition and other relevant factors. There are currently no covenant restrictions on the Company’s ability to declare and pay a dividend to its stockholders. No dividends were declared in fiscal 2011 or in the first half of fiscal 2012.

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

We sell our biomaterials products to over 30 companies that ultimately sell them into the end-user marketplace. Our largest biomaterials customers include Synthes, Inc. (Synthes), which is expected to be acquired by Johnson & Johnson, Inc. in the first half of calendar 2012, to which we supply our porcine dermis-based extracellular matrix (ECM) products and spine, CMF and trauma products acquired through our Norian Corporation (Norian) asset acquisition, Arthrex, Inc. (Arthrex), to which we supply a broad range of sports medicine and trauma products, Stryker Corporation (Stryker), to which we supply products for use in repair of the spine and orthopaedic trauma injuries, and St. Jude Medical, Inc. (St. Jude Medical), to which we supply the collagen component of the Angio-SealTM Vascular Closure Device. We also supply biomaterials products and development expertise to other orthopaedic companies, including BioMimetic Therapeutics, Inc., Johnson & Johnson, Inc. and its subsidiaries (Johnson & Johnson), Medtronic, Inc. (Medtronic), Zimmer, Inc. (Zimmer), and Devicor Medical Products, Inc. (Devicor).

Our customer relationships are both short-term and long-term and, in most cases, are contractual in nature, with contracts specifying various terms which govern the relationship, including, for example, product development, regulatory responsibilities and pricing. We often work with customers and potential customers at very early stages of feasibility and provide significant input in co-development types of programs. Once a product is approved for sale, we generally provide our customers fully packaged and sterilized products ready for sale or further distribution. Our products often represent a key strategic source for these customers and partners. In many cases, our proprietary technology is incorporated in the product and cannot be replicated by other companies.

The table below shows our orthopaedic product, cardiovascular product, general surgery and other product sales, which for the period ended December 31, 2011, includes, among other items, cumulative sales milestone revenue, for the six months ended December 31, 2011 and December 31, 2010, including as a percentage of our total net sales:

	Six months ended 12/31/2011	% of Net Sales	Six months ended 12/31/2010	% of Net Sales	% Change Prior Period to Current Period
Net Sales of
Orthopaedic Products	$24,583	77%	$10,082	46%	144%
Cardiovascular Products	281	1%	8,371	38%	(97%)
General Surgery Products	1,058	3%	1,992	10%	(47%)
Other Products	6,088	19%	1,335	6%	356%

Total Net Sales	$32,010	100%	$21,780	100%	47%

Our orthopaedic product sales increased 144% in the six months ended December 31, 2011 over the comparable prior fiscal year six-month period. This increase was primarily due to the spine, CMF and trauma product sales to Synthes resulting from our acquisition of certain operational assets relating to the business and product lines of Norian. The first quarter ended September 30, 2011 and second quarter ended December 31, 2011 of the fiscal year ending June 30, 2012 (fiscal 2012), are the first full quarters of sales of these products following the Norian asset acquisition in May 2011 of fiscal 2011. Excluding the sales resulting from our Norian asset acquisition, orthopaedic product sales during the six months ended December 31, 2011 of $15.4 million increased 53% from the prior year six-month period. We saw further growth in sales of orthopaedic products in the spine market, specifically related to increased sales to Stryker due to the impact of Stryker’s overall larger market presence and its marketing of Orthovita products, reflective of Stryker’s acquisition of Orthovita, which occurred in the fourth quarter of fiscal 2011. Additionally, sports medicine and spine product sales in the comparable six-month period of the prior fiscal year were negatively impacted by an overall weakness in their markets and reductions in inventory levels by two of our major customers.

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

Our cardiovascular sales historically consisted primarily of Angio-Seal components sold to St. Jude Medical. We previously supplied 100% of their requirements for the collagen plug and at least 30% of their requirements for the polymer anchors under a supply agreement that expired on December 31, 2010. In June 2010, we entered into a new two-year supply agreement with St. Jude Medical effective for the period from January 1, 2011 to December 31, 2012 to replace that previous supply agreement. The current supply agreement provides for us to be the exclusive outside supplier of collagen plugs, one of the key resorbable components of the Angio-Seal device. The current supply agreement requires St. Jude Medical to purchase contractual minimum order levels of collagen plugs for calendar years 2011 and 2012. The current supply agreement does not call for us to supply any polymer anchors. As of April 2011, St. Jude Medical had filled its calendar year 2011 minimum order levels of $4.0 million in collagen plugs, which were shipped in the second half of fiscal 2011. As of June 30, 2011, St. Jude Medical placed its calendar 2012 order for approximately $6.4 million of collagen plugs, of which $4.0 million are to be shipped in the second half of fiscal 2012, and $2.4 million in the first half of fiscal 2013. The $6.4 million of orders for calendar year 2012 are $2.9 million higher than the contractual minimum and provides for collagen plug sales to be recognized when we ship the product during the second half of fiscal 2012 and first half of fiscal 2013. For the three and six months ended December 31, 2011, there were no collagen plug sales to St. Jude Medical. For disclosure regarding our royalty arrangements with St. Jude Medical, see “Royalty Income” below.

We also have developed and manufactured products used in the general surgery markets. These products primarily include products from our ECM program, as well as a resorbable collagen product for use in breast biopsies. In our fiscal year ended June 30, 2010 (fiscal 2010), we announced two strategic agreements involving our Medeor™ Matrix porcine dermis ECM material, one with Synthes, and the other with Arthrex. Synthes launched the XCM Biologic™ Tissue Matrix, initially focused on ventral hernia repair and plastic and reconstructive procedures, in the U.S. in May 2010 and outside the U.S. in August 2010. We expect to achieve increases in general surgery product sales in the second half of fiscal 2012 in ECM product sales from continued expansion of end-user sales in the U.S., as well as markets outside the U.S. Arthrex is planning on launching our rotator cuff repair product in fiscal 2012. We are currently evaluating additional partnering opportunities, as well as other fields of use, for our ECM products. We plan to continue to expand our relationships with our current customers and build relationships with new customers, by targeting new markets.

Other product sales include grant revenue generated from our research and development team acquired through the Nerites Corporation (Nerites) asset acquisition and milestone revenue recognized from product development programs with The Spectranetics Corporation (Spectranetics), as well as cumulative sales milestone revenue related to cumulative product sales sold by Spectranetics to the end-user. Other product sales increased 356% in the six months ended December 31, 2011 over the comparable prior fiscal year six-month period due to our achievement of a $6.0 million cumulative sales milestone payment in connection with Spectranetics reaching a cumulative $20.0 million in end-user sales of the product lines purchased by Spectranetics from us in May 2008. We recognized $5.0 million of cumulative sales milestone revenue during the three months ended December 31, 2011 with the remaining $1.0 million to be deferred upon cash receipt of the milestone payment and to be recognized as revenue within the next 12 months over the expected period of performance. As specified in the agreement with Spectranetics, we are expecting to receive the $6.0 million cash payment in February 2012. Revenue under research and development contracts is recognized in the period that the related expenses are incurred. All grant revenues recorded are related to government programs under which the U.S. government funds the research of high risk, enabling technologies. In the six months ended December 31, 2010, other product sales also include product sales to Spectranetics from our endovascular product line, which was sold to Spectranetics in May 2008. In our fourth quarter ended June 30, 2011, Spectranetics assumed manufacturing responsibility of the ThromCat products. Therefore, fiscal 2011 was the final fiscal year in which we expect to have significant product revenues from the Endovascular business, other than milestone payments.

Royalty Income

We also derive a significant portion of our revenue and profitability from royalty income from proprietary products that we have developed or co-developed.

Angio-SealTM Royalty Income. We are the inventor and original developer of the Angio-Seal device, a vascular closure device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal device. We receive a royalty on end-user product sales by St. Jude Medical. Our right to receive royalty income under the Angio-Seal device license agreement was not affected when we entered into the current supply agreement with St. Jude Medical. We believe the vascular closure device market is a mature market and anticipate that sales of the Angio-Seal device by St. Jude Medical will be relatively flat or decline slightly in upcoming years.

As previously disclosed on December 16, 2011, we have agreed with St. Jude Medical to enter into non-binding mediation in an attempt to resolve disputes over royalty payments to us relating to the Angio-Seal vascular closure device, as well as other related claims. We have reported, and expect to continue to report, royalty revenue at the rate at which St. Jude Medical is actually paying royalties. See Note 4 and its subsection “St. Jude Medical Inc.” to the Condensed Consolidated Financial Statements and Part II. Other Information, Item 1. Legal Proceedings included in this Form 10-Q for additional information regarding these legal proceedings.

Vitoss™ Foam, Vitoss™, and Vitoss™ Bioactive Foam Royalty Income. Since 2003, we have partnered with Orthovita, which was acquired by Stryker in June 2011, to co-develop and commercialize a series of unique and proprietary bone void filler products, branded VitossTM Foam, the first of which was launched in March 2004, and the most recent of which, VitossTM Bioactive Foam technology, was launched during the fourth quarter of fiscal 2008. We receive a royalty on Stryker’s end-user sales of VitossTM Foam and VitossTM Bioactive Foam products. In addition, in August 2004, we entered into an agreement to acquire the proprietary rights of a third party inventor of the VitossTM technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we received an additional royalty on the end-user sales of all Orthovita products containing the VitossTM technology, up to a total royalty to be received of $4.0 million, with less than $0.1 million received in the six months ended December 31, 2011. As of July 2011, we had received the full amount of the $4.0 million royalty under the Assignment Agreement and, therefore, we will no longer receive this royalty under the Assignment Agreement. We believe the unique technology associated with the VitossTM Foam and VitossTM Bioactive Foam products, including product extensions, as well as Stryker’s worldwide marketing efforts, will result in the Orthovita component of our royalty income continuing to grow over the next fiscal year.

We have other royalty generating relationships, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Share-Based Compensation

The following table summarizes share-based compensation expense within each operating expense category of our Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2011 and 2010:

	Share-Based Compensation
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of products sold	$182	$262	$431	$498
Research and development	361	420	799	875
Selling, general and administrative	359	398	724	871

Total share-based compensation expense	$902	$1,080	$1,954	$2,244

Share-based compensation expense consists of (a) stock options granted to employees and executive officers, (b) nonvested stock awards (i.e., restricted stock) granted to non-employee members of our Board of Directors and an executive officer and (c) cash-settled stock appreciation rights (SARs) granted to employees and executive officers of our Company. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants. Our cash-settled SARs, which are classified as liability awards, have been, and will continue to be, remeasured at each reporting period until all awards are settled. Fluctuations in the fair value of a liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vesting status of the award. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our share-based compensation.

Strategic Acquisitions and Investments

During fiscal 2011, in separate transactions, we broadened our product and technology portfolio both through successful investments in our internal research and development programs and strategic acquisitions of Nerites and Norian, a subsidiary of Synthes, as well as our strategic investment in Orteq Ltd. Please refer to our Form 10-K for fiscal 2011 for further information on these transactions.

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

Nerites Corporation. In January 2011, we acquired substantially all of the assets and certain operational liabilities of privately-held Nerites, a development stage company that was in the process of developing medical adhesives and anti-fouling coatings (i.e., coatings that passively inhibit bacterial attachment or prevent biofilm formation), based in Madison, Wisconsin, for a total purchase price of approximately $19.7 million. The transaction was accounted for as an asset acquisition. See Note 5 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Nerites asset acquisition.

We expect that the technology platform of adhesive-based biomaterials acquired from Nerites will enable us to further our penetration into the regenerative medicine markets. Over the next seven years, we expect to significantly invest in our research and development adhesive programs to (1) finalize a raw material formulation and the unique processes specific to that formulation to enable the formulation to have the ability to be manufactured into a commercially viable medical device, and (2) develop a portfolio of hybrid adhesive-based products that integrate with our current technology platforms for applications in various surgical markets. Assuming the research and development program to create the adhesive raw material is successful, we expect to begin receiving revenues from in-process projects between fiscal 2014 and 2017, depending on the project. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for risks, uncertainties and other factors that could impact the successful development of these projects, as these projects have similar risks and uncertainties as our other research and development efforts.

Norian Corporation. On May 24, 2011, we completed our acquisition of certain operational assets and certain liabilities relating to the business and product lines of Norian, a wholly owned subsidiary of Synthes, pursuant to an Asset Purchase Agreement and related Property Purchase Agreement, for a total purchase price of approximately $26.0 million. The transaction has been accounted for as a business combination using the purchase method of accounting under U.S. GAAP. On May 24, 2011, we also entered into a Supply Agreement (the Supply Agreement) with Synthes USA Sales, LLC, a subsidiary of Synthes, which provides for us to be the exclusive manufacturer and supplier of the Norian product lines acquired under the Asset Purchase Agreement. Pursuant to the Supply Agreement, Synthes will exclusively purchase from us all of its requirements for such products exclusively, on the terms set forth in the Supply Agreement. We have included the financial results of the Norian asset acquisition in our Condensed Consolidated Financial Statements from the date of acquisition. See Note 5 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Norian asset acquisition.

See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for risks, uncertainties and other factors that could impact the success of these products.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition, accounting for share-based compensation, accounting for investments in debt securities, business combinations, cost method investments, valuation of financial instruments, inventory valuation and income taxes. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 contains a discussion of these critical accounting policies. There have been no significant changes in the Company’s critical accounting policies since June 30, 2011. See also Note 1 to our Condensed Consolidated Financial Statements for the six months ended December 31, 2011 set forth herein.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2011 and 2010

Total Revenues. Total revenues of $23.0 million for the three months ended December 31, 2011 increased 32% from total revenues of $17.4 million for the three months ended December 31, 2010.

Total Net Sales. Net sales increased 65% to $18.0 million in the three months ended December 31, 2011, compared to net sales of $10.9 million in the three months ended December 31, 2010. Net sales include revenue recognized from products shipped or services completed and grant revenue, as well as revenue generated from product development programs with and milestone revenue earned from customers.

Orthopaedic sales of $11.9 million for the three months ended December 31, 2011 increased 148% from $4.8 million in the comparable period of the prior fiscal year. Excluding sales from our May 2011 acquisition of certain operational assets and certain liabilities relating to the business and product lines of Norian, orthopaedic sales of $7.4 million for the three months ended December 31, 2011 increased 53% from the prior year comparable quarter. Both sports medicine and spine product sales in the prior year second quarter were negatively impacted by an overall weakness in the markets and reductions in inventory levels by two of the Company’s major customers. Sports medicine product sales of $3.2 million for the three months ended December 31, 2011 increased 20% from $2.6 million in the comparable period for the prior fiscal year. The increase from the prior year comparable quarter sales was primarily due to a recovery from the effect of prior year comparable quarter reductions in customer inventory levels and to a lesser degree an improvement in the overall market. Spine product sales of $5.0 million, including $1.0 million in product sales resulting from our Norian asset acquisition, for the three months ended December 31, 2011 increased 154% from $2.0 million in the comparable period of the prior fiscal year. The increase in spine product sales was primarily due to the impact of Stryker’s June 2011 acquisition of Orthovita, our strategic partner, as a result of Stryker’s significantly larger sales force and broader distribution channels relative to Orthovita. Sales of trauma and CMF products, consisting almost entirely of $3.6 million in sales resulting from the Norian asset acquisition, increased to $3.7 million in the quarter ended December 31, 2011 from $0.2 million in the prior year comparable quarter.

Cardiovascular sales of $0.1 million for the three months ended December 31, 2011 decreased 98% from $4.1 million in the prior year comparable quarter. As previously disclosed, the Company’s current supply agreement with St. Jude Medical became effective January 1, 2011. Under this current agreement, we received orders from St. Jude Medical for approximately $6.4 million of collagen plugs, of which $4.0 million are to be shipped in the third and fourth quarters of fiscal 2012 and $2.4 million in the first half of fiscal 2013.

General surgery sales of $0.4 million for the three months ended December 31, 2011, decreased 70% from $1.4 million in the comparable period of the prior fiscal year primarily due to inventory stocking orders from Synthes in the second quarter of fiscal 2011 related to the launch of our ECM product, XCM BiologicTM Tissue Matrix, marketed by Synthes. Sales of ECM products were $0.1 million in the first quarter of fiscal 2012, compared to $1.1 million in the comparable period of the prior fiscal year. We expect to experience increases in ECM product sales in the second half of fiscal 2012 from continued expansion of end-user sales in the U.S. and markets outside the U.S.

Other product sales of $5.6 million for the three months ended December 31, 2011 increased from $0.6 million in the comparable period of the prior fiscal year. In the quarter ended December 31, 2011, we achieved a $6.0 million cumulative sales milestone payment in connection with Spectranetics reaching a cumulative $20.0 million in end-user sales of the product lines purchased by Spectranetics from us in May 2008. In the three months ended December 31, 2011, we recognized $5.0 million of cumulative sales milestone revenue. In each of the quarters ended December 31, 2011 and 2010, we also recognized revenue of $0.1 million for two other milestones achieved in the fiscal year ended June 30, 2009 under our Development and Regulatory Service Agreement with Spectranetics. There are also future potential milestone payments pursuant to the agreements with Spectranetics that could be negatively affected by the performance of Spectranetics, and may at a minimum be delayed and may not be received from Spectranetics at all. Other product sales in the three months ended December 31, 2011 also included $0.1 million of grant revenue related to research and development programs with the U.S. government.

Royalty Income. Royalty income of $5.0 million in the three months ended December 31, 2011 decreased 23% from $6.5 million in the three months ended December 31, 2010.

Royalty income of $3.5 million from St. Jude Medical’s Angio-Seal net end-user sales in the quarter ended December 31, 2011 decreased 30% from $4.9 million in the same period of the prior fiscal year, due to the reduction in the rate at which St. Jude Medical is paying royalties from 6% to 2% for the U.S. and certain international end-user Angio-Seal sales. See Note 4 and its subsection “St. Jude Medical Inc.” to the Condensed Consolidated Financial Statements and Part II. Other Information, Item 1. Legal Proceedings included in this Form 10-Q for additional information regarding the proceedings related to royalty payments with respect to the Angio-Seal device. The decrease, we believe, is further attributable in part to increased competition and a reduction in the use of closure devices in the vascular closure device market, which we believe is a mature market. Royalty income of $1.4 million from Stryker’s net end-user sales of Vitoss™ Foam and Vitoss™ Bioactive Foam products in the three months ended December 31, 2011 increased 7% from $1.3 million in the same period of the prior fiscal year. This increase was offset by a $0.1 million decrease from the prior year comparable period in the royalty under the Assignment Agreement based upon VitossTM technology that expired in July 2011.

Cost of Products Sold.

	Three Months Ended 12/31/11	Three Months Ended 12/31/10	% Change Prior Period to Current Period
Cost of products sold (in thousands)	$7,837	$6,340	24%
Gross Margin on Net Sales	57%	42%

Cost of products sold was $7.8 million in the three months ended December 31, 2011, which represented an increase of $1.5 million, or 24%, from cost of products sold in the three months ended December 31, 2010. Gross margin on net sales was 57% for the three months ended December 31, 2011 and 42% for the same period of the prior fiscal year. Of our gross margin on net sales for the three months ended December 31, 2011, 17 percentage points were specifically attributable to our recognition of the $5.0 million of cumulative sales milestone revenue recorded in the three months ended December 31, 2011 related to our achievement of the total $6.0 million cumulative sales milestone payment in connection with Spectranetics reaching cumulative $20.0 million in end-user sales from the product lines purchased by Spectranetics from us in May 2008. This was partially offset by negative factors affecting our gross margin in the three months ended December 31, 2011, which included, product mix, primarily attributed to lower cardiology product sales, which have higher margins, and higher Norian product sales, which have lower margins, as well as the Norian inventory step-up charge, as described below. Negatively affecting our gross margin in the comparable period of the prior fiscal year were higher period costs related to reduced production levels due to lower sales.

In connection with our Norian asset acquisition in May 2011, we recorded the purchase accounting adjustment of the fair value of acquired inventory, commonly referred to as “stepped-up value,” of $1.3 million, representing the estimated capitalized manufacturing profit in acquired inventory. This non-recurring, non-cash charge to cost of products sold was recognized over the five-month inventory turn-over period, as the capitalized manufacturing profit added to inventory under purchase accounting was sold within the same five months after the acquisition date. Included within the cost of product sold during the second quarter of fiscal 2012 was $0.3 million of this inventory step-up charge.

We believe gross margin on net sales, exclusive of cumulative sales milestones, for fiscal 2012 will continue to be lower as compared to fiscal 2011 due to lower margins on our acquired Norian products (including inventory step-up charge), transition costs associated with the transition of the manufacturing operations of Norian products to our Exton facility and the expected reduction of sales of Angio-Seal components, which have relatively higher margins.

Research and Development Expense.

	Three Months Ended 12/31/11	Three Months Ended 12/31/10	% Change Prior Period to Current Period
Research & Development (in thousands)	$5,654	$3,970	43%
Research & Development as a % of Revenue	25%	23%

Research and development expense was $5.7 million in the three months ended December 31, 2011, an increase of $1.7 million, or 43%, from $4.0 million in the three months ended December 31, 2010. Research and development expense primarily increased due to an increase in expense related to our ECM and adhesives research and development efforts, as well as an increase in patent-related costs. Research and development expense was 25% of our total revenue for the three months ended December 31, 2011 and 23% of revenue for the three months ended December 31, 2010. We believe research and development expense in fiscal 2012 will increase to a total of approximately $22 million from $17.6 million in fiscal 2011, as we continue to increase our ECM and adhesive research and development efforts.

Selling, General and Administrative Expense.

	Three Months Ended 12/31/11	Three Months Ended 12/31/10	% Change Prior Period to Current Period
Selling, General and Administrative (in thousands)	$2,713	$2,065	31%
Selling, General and Administrative as a % of Revenue	12%	12%

Selling, general and administrative expense of $2.7 million in the three months ended December 31, 2011 increased $0.6 million, or 29%, from selling, general and administrative expense of $2.1 million in the three months ended December 31, 2010. This increase was primarily due to amortization and administrative transition services related to the Norian acquisition and an increase in outside professional fees.

Interest Income. Interest income of $0.1 million in the three months ended December 31, 2011 had remained consistent with that of the comparable prior fiscal year quarter.

Interest Expense. Interest expense in the three months ended December 31, 2011 and 2010 was $0.5 million. We have borrowed $35.0 million under our Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is hedged by a fixed interest rate swap agreement (the Swap) bearing interest at a rate of 6.44%. The Mortgage balance was $29.3 million as of December 31, 2011. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Income Tax Expense. Our income tax expense for the three months ended December 31, 2011 was approximately $2.1 million, resulting in an effective tax rate of approximately 33%. Our income tax expense for the comparable three months ended December 31, 2010 was approximately $1.4 million, resulting in an effective tax rate of approximately 29%, and reflected retroactive adjustments recorded to our tax provision during our second fiscal quarter ended December 31, 2010 as a result of the December 2010 Congressional approval of an extension of the Research & Experimentation (R&E) Tax Credit. The retroactive adjustments reflect that the tax credit was retroactive to January 1, 2010 and, therefore, reduced our effective tax rate in the second quarter of fiscal 2011. We anticipate our net effective tax rate for fiscal 2012 will be approximately 33% to 34%. See Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

Comparison of Six Months Ended December 31, 2011 and 2010

Total Revenues. Total revenues of $43.0 million for the six months ended December 31, 2011 increased 25% from total revenues of $34.3 million for the six months ended December 31, 2010.

Total Net Sales. Net sales increased 47% to $32.0 million in the six months ended December 31, 2011, compared to net sales of $21.8 million in the six months ended December 31, 2010.

Orthopaedic sales of $24.6 million for the six months ended December 31, 2011 increased 144% from $10.1 million in the comparable period of the prior fiscal year. Excluding sales from our May 2011 Norian asset acquisition, orthopaedic sales of $15.4 million for the six months ended December 31, 2011 increased 53% from the prior year comparable period. Both sports medicine and spine product sales in the prior year second quarter were negatively impacted by an overall weakness in the markets and reductions in inventory levels by two of the Company’s major customers. Sports medicine product sales of $6.8 million for the six months ended December 31, 2011 increased 28% from $5.3 million in the comparable period for the prior fiscal year, primarily due to a recovery from the effect of reductions in customer inventory levels by our largest spine products customer in the comparable period of the prior year and to a lesser degree an improvement in the overall market. Spine product sales of $10.4 million, including $2.0 million in product sales resulting from our Norian asset acquisition, for the six months ended December 31, 2011, increased 131% from $4.5 million in the comparable period for the prior fiscal year. The increase in spine product sales was we believe primarily due to the impact of Stryker’s June 2011 acquisition of Orthovita, our strategic partner, as a result of Stryker’s significantly larger sales force and broader distribution channels relative to Orthovita. Sales of trauma and CMF products, consisting almost entirely of $7.2 million in sales resulting from the Norian asset acquisition, increased to $7.4 million in the six months ended December 31, 2011 from $0.3 million in the prior year comparable period.

Cardiovascular sales of $0.3 million for the six months ended December 31, 2011 decreased 97% from $8.4 million in the prior year comparable period. The decrease in sales of Angio-Seal components to St. Jude Medical was primarily attributable to ordering patterns under the Company’s current supply agreement with St. Jude Medical, as described above.

General surgery sales of $1.1 million for the six months ended December 31, 2011 decreased 47% from $2.0 million in the comparable period of the prior fiscal year primarily due to inventory stocking orders from Synthes in the second quarter of fiscal 2011 related to the launch of our ECM product, XCM BiologicTM Tissue Matrix, marketed by Synthes. Sales of ECM products were $0.5 million in the first six months of fiscal 2012, compared to $1.7 million in the comparable period of the prior fiscal year.

Other product sales of $6.1 million for the six months ended December 31, 2011 increased 356% from $1.3 million in the comparable period of the prior fiscal year. As previously disclosed, in the quarter ended December 31, 2011, we achieved a $6.0 million cumulative sales milestone payment in connection with Spectranetics reaching cumulative $20.0 million in end-user sales of the product lines purchased by Spectranetics from us in May 2008. In the six months ended December 31, 2011, we recognized $5.0 million of cumulative sales milestone revenue. In each of the six months ended December 31, 2011 and 2010, we also recognized revenue of $0.3 million for two other milestones achieved in the fiscal year ended June 30, 2009 under our Development and Regulatory Service Agreement with Spectranetics. Offsetting the milestone revenue increase, was the decrease in product sales to Spectranetics as the manufacturing of endovascular products was assumed by Spectranetics in June 2011. Other product sales for the six months ended December 31, 2011 also included $0.2 million of grant revenue related to research and development programs with the U.S. government.

Royalty Income. Royalty income of $11.0 million in the six months ended December 31, 2011 decreased 12% from $12.5 million in the six months ended December 31, 2010.

Royalty income of $7.9 million from St. Jude Medical’s Angio-Seal net end-user sales in the six-month period ended December 31, 2011 decreased 17% from $9.5 million in the same period of the prior fiscal year. This decrease was primarily due to the reduction in the rate at which St. Jude Medical is paying royalties. See Note 4 and its subsection “St. Jude Medical Inc.” to the Condensed Consolidated Financial Statements and Part II. Other Information, Item 1. Legal Proceedings included in this Form 10-Q for additional information regarding the proceedings with respect to royalty payments relating to the Angio-Seal device. The decrease, we believe, is further attributable in part to increased competition and a reduction in the use of closure devices in the vascular closure device market, which we believe is a mature market.

Royalty income of $2.7 million from Stryker’s net end-user sales of Vitoss™ Foam and Vitoss™ Bioactive Foam products in the six months ended December 31, 2011 increased 8% from $2.5 million in the same period of the prior fiscal. This increase was offset by a $0.3 million decrease from the prior year comparable period in the royalty under the Assignment Agreement based upon VitossTM technology that expired in July 2011.

Cost of Products Sold.

	Six Months Ended 12/31/11	Six Months Ended 12/31/10	% Change Prior Period to Current Period
Cost of products sold (in thousands)	$16,063	$10,560	52%
Gross Margin on Net Sales	50%	52%

Cost of products sold was $16.1 million in the six months ended December 31, 2011, a $5.5 million, or 52%, increase from $10.6 million in the six months ended December 31, 2010. Gross margin on net sales was 50% for the six months ended December 31, 2011 and 52% for the same period of the prior fiscal year. Of our gross margin on net sales for the six months ended December 31, 2011, 10 percentage points were specifically attributable to our recognition of the $5.0 million of cumulative sales milestone revenue recorded in the six months ended December 31, 2011 related to the achievement of the total $6.0 million cumulative sales milestone payment in connection with Spectranetics reaching cumulative $20.0 million in end-user sales, as described above. This was partially offset by negative factors affecting our gross margin in the six months ended December 31, 2011, which included, product mix, primarily attributed to lower cardiology product sales, which have higher margins, and higher Norian product sales, which have lower margins, as well as the Norian inventory step-up charge of $1.0 million, as previously described above. Negatively affecting our gross margin in the prior comparable period were higher period costs related to reduced production levels due to lower sales.

Research and Development Expense.

	Six Months Ended 12/31/11	Six Months Ended 12/31/10	% Change Prior Period to Current Period
Research & Development (in thousands)	$10,772	$8,247	31%
Research & Development as a % of Revenue	25%	24%

Research and development expense of $10.8 million in the six months ended December 31, 2011 increased $2.6 million, or 31%, from $8.2 million in the six months ended December 31, 2010. Research and development expense primarily increased due to an increase in expense related to our ECM and adhesives research and development efforts, as well as an increase in patent-related costs. Research and development expense was 25% of our total revenue for the six months ended December 31, 2011 and 24% of revenue for the six months ended December 31, 2010.

Selling, General and Administrative Expense.

	Six Months Ended 12/31/11	Six Months Ended 12/31/10	% Change Prior Period to Current Period
Selling, General and Administrative (in thousands)	$5,517	$4,364	26%
Selling, General and Administrative as a % of Revenue	13%	13%

Selling, general and administrative expense of $5.5 million in the six months ended December 31, 2011 increased $1.1 million, or 5%, from $4.4 million in the six months ended December 31, 2010. This increase was primarily due to amortization and administrative transition services related to the Norian acquisition and an increase in outside professional fees.

Interest Income. Interest income decreased by 58% to $0.1 million in the six months ended December 31, 2011 from $0.3 million in the same period of the prior fiscal year. This decrease was due to a decrease in our average cash and investment balances over the same period of the prior fiscal year primarily due to strategic acquisitions during the second half of fiscal 2011.

Interest Expense. Interest expense in the six months ended December 31, 2011 of $1.0 million a decrease 5% from $1.0 million in the same period of the prior fiscal year due to the lower outstanding mortgage balance. See Note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Other Income/Expense. Other Income in the six months ended December 31, 2011 was negligible and decreased by $0.1 million from the same period of the prior fiscal year. This decrease was primarily due to the realized gain on the sale of selected available-for-sale municipal obligations during the six months ended December 31, 2010.

Income Tax Expense. Our income tax expense for the six months ended December 31, 2011 was approximately $3.4 million, resulting in an effective tax rate of approximately 33% for the six-month period. Our income tax expense for the comparable six months ended December 31, 2010 was approximately $3.3 million, resulting in an effective tax rate of approximately 32%, and reflected retroactive adjustments recorded to our tax provision during our second fiscal quarter ended December 31, 2010 as a result of the December 2010 Congressional approval of an extension of the R&E Tax Credit. The retroactive adjustments reflect that the tax credit was retroactive to January 1, 2010 and, therefore, reduced our effective tax rate to approximately 32% for the first half of fiscal 2011. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $32.8 million as of December 31, 2011, an increase of $10.9 million from our balance of $21.9 million at June 30, 2011, the end of our prior fiscal year. Our working capital was $41.7 million as of December 31, 2011, a decrease of $5.2 million from our working capital of $46.9 million at June 30, 2011.

Operating Activities

Net cash provided by our operating activities was $13.9 million in the six months ended December 31, 2011. For the six months ended December 31, 2011, we had net income of $6.6 million, non-cash depreciation and amortization of $3.9 million, a net effect of non-cash employee share-based compensation and related tax events of $2.0 million and a change in deferred income taxes of $0.4 million.

Cash provided by operations as a result of changes in asset and liability balances was $1.9 million. This was primarily a result of an increase in accounts payable and accrued expenses of $1.8 million, a decrease in prepaid expenses and other assets of $0.9 million, primarily related to the Company’s expenditures against prepaid health insurance in fiscal 2011, and a decrease in our inventory balance of $1.6 million. These increases in cash were offset in part by a net increase in accounts receivable balances of $2.0 million, primarily related to the $5.0 million cumulative sales milestone receivable that we recorded for the second quarter of fiscal 2012 in connection with the Spectranetics’ reaching cumulative $20.0 million in end-user sales of the endovascular product lines purchased by Spectranetics in May 2008, offset by a reduction in trade and royalty receivables and deferred revenue of approximately $0.4 million.

Investing Activities

Cash used in investing activities was $7.0 million for the six months ended December 31, 2011. This use of cash was primarily the result of net investment activity of $4.1 million related to $6.0 million of purchased investments, offset by $1.9 million of cash maturities of investments within our investment portfolio. We used cash of $1.2 million to continue to expand our research and development and manufacturing capabilities and improve our information technology systems. In addition, we made a $0.6 million payment to a vendor for exclusivity rights recorded as an intangible asset, and in August 2011, we made a $1.1 million cash advance to Orteq, structured as convertible debt. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our cost method investment in Orteq.

Financing Activities

Cash provided by financing activities was $0.1 million for the six months ended December 31, 2011. This amount was primarily the result of $0.7 million in net cash proceeds of approximately $1.1 million from the exercise of share-based awards, of which $0.4 million of the exercised shares were exchanged in a non-cash net share settlement, offset by $0.7 million in repayments of long-term debt.

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

Dividends

On January 3, 2012, we announced that our Board of Directors had declared a cash dividend of $0.25 per share of our Common Stock, payable to stockholders of record on January 31, 2012. The dividend will be paid on February 29, 2012 and the total amount of the dividend will be approximately $2.2 million.

This declaration reflects the initial dividend under a new policy whereby the Board of Directors expects to declare a total annual dividend of $1.00 per share of our Common Stock, to be paid in equal quarterly installments, commencing with the dividend announced on January 3, 2012. Any decision to pay future cash dividends will, however, be made by the Board of Directors and will depend on our future earnings and financial condition and other relevant factors. We believe that our current cash and cash equivalents and the cash flow we anticipate to generate from operating activities will provide us with sufficient liquidity to pay cash dividends. There currently are no covenant restrictions on our ability to declare and pay a dividend to our stockholders. No dividends were declared in the first half of fiscal 2011 or fiscal 2010.

General

We plan to continue to increase our research and development spending for our biomaterials products as we expand our clinical activities relating to our ECM programs both in the U.S. and outside the U.S., our cartilage repair program outside the U.S. and other new technologies, including those acquired in the acquisition of the net assets of Nerites. Furthermore, in fiscal 2012, we plan to build additional inventories related to the Norian product lines as we prepare for the transfer of manufacturing of the Norian product lines from the West Chester facility to the Exton facility over the 18 to 24 months after the date of acquisition.

We continue to believe our current cash and investment balances and expected future cash generated from operations will be sufficient to meet our operating, financing and capital requirements for the next 12 months, which will include the cash disbursements related to the current and any future declared dividends, as well as deferred acquisition payments pursuant to the terms of the asset purchase agreements entered into with Norian and Nerites (See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q). Although we believe our cash and investment balances will also be sufficient on a longer term basis, that will depend on numerous factors, including the following: continuation of our existing customer relationships and royalty streams; market acceptance of our existing and future products; the successful commercialization of products in development; the costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, future clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; the development of strategic alliances for the marketing of certain of our products; and the cost of entering into any future acquisitions or other similar strategic transactions.

On May 26, 2011, we entered into a $35.0 million revolving credit facility (Revolving Credit Facility) with Wells Fargo Bank, National Association (Wells Fargo). During the first six months of fiscal 2012, we had no borrowings under the Revolving Credit Facility. As of December 31, 2011, the outstanding principal under the Mortgage was $29.3 million. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q. As of December 31, 2011, we were in compliance with all of our affirmative, restrictive and financial maintenance covenants relating to our Mortgage and Revolving Credit Facility.

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

Contractual Obligations and Other Contingent Commitments

Presented below is a summary of our approximate aggregate contractual obligations and other contingent commitments at December 31, 2011, for future payments under contracts and other contingent commitments, for fiscal 2012 and beyond:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage	$29,283	$1,400	$2,800	$2,800	$22,283
Interest on Mortgage	20,084	1,870	3,466	3,104	11,644
Operating Lease Obligations (2):	766	766	—	—	—
Purchase Obligations (3):	3,211	3,211	—	—	—
Other Obligations:
Research and Development Contractual Obligations (4)	2,720	—	—	—	—
Cost Method Invesment (5)	1,000
Employment Agreements (6)	2,478	1,374	1,104	—	—
Other Long-Term Liabilities Reflected on Consolidated Balance Sheet Under U.S. GAAP
Deferred Revenue Non-Current (7)	2,143	—	628	628	887
Other Non-Current Liabilities (8)	5,401	—
Nerites Corporation Purchase Price Obligation (9)	3,000	1,500	1,500	—	—
Norian Corporation Purchase Price Obligation (10)	14,000	14,000	—	—	—
FIN 48 Tax Obligations (11)	—	—	—	—	—

Total Contractual Obligations	$84,086	$24,121	$9,498	$6,532	$34,814

These obligations are related to the Mortgage and other agreements that are legally binding and enforceable against us.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage outstanding principal balance of $29.3 million as of December 31, 2011. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the future interest obligations are not recorded on our Condensed Consolidated Balance Sheet. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(2)	We have become party to certain operating leases, to which Nerites was previously a party for the leased space in Madison, Wisconsin for which the minimum lease payments of approximately $0.1 million are presented. Further, pursuant to our acquisition of certain assets of Norian, we entered into an 18-month agreement with Synthes to sublease from them manufacturing space in our West Chester, Pennsylvania facility (which facility we have purchased and leased back to Synthes), for which the remaining minimum lease payments of $0.7 million are presented.
(3)	These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(4)	The amount reflects only payment obligations that are fixed and determinable. Under the Development and Regulatory Services Agreement with Spectranetics, as amended, our contributions are capped at a maximum amount of approximately $2.8 million toward the expenses associated with clinical studies to obtain approval from the FDA for certain next-generation endovascular products, reduced by the total cumulative expenses incurred through December 31, 2011 of approximately less than $0.1 million. We are unable to reliably estimate the amount and timing of these contributions because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. We entered into research and development service agreements with certain other customers which provide that we are to share certain regulatory and clinical costs associated with future research and development activities. The amounts and timing of any such future payment obligations cannot currently be determined, and therefore, are not included in the table above. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets.

(5)	Under the investment agreement with Orteq, we have committed to make an additional minority equity investment of approximately 0.6 million British Pounds in preferred shares of Orteq, which is payable in U.S. Dollars, if Orteq receives approval or conditional approval from the FDA to conduct an investigational device exemption for a product pivotal trial by the second anniversary of the our initial investment, which is December 21, 2012, or otherwise at our option prior to December 21, 2012. As of the date we entered into the investment agreement, we estimated the future payable amount to approximate $1.0 million; however, this future amount is dependent upon the future exchange rate in effect at the date of the additional investment. Pursuant to an ancillary agreement between us and Orteq, we have the option to convert our cash advance into preferred shares to satisfy this obligation under the investment agreement. Our ownership in Orteq would be less than 20% upon the additional investment.
(6)	We have entered into employment agreements with each of our executive officers. As of December 31, 2011, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through fiscal 2014. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(7)	Non-current deferred revenue includes milestone payments received by us pursuant to customer agreements, as well as advance payments from customers for future services. Several of these deferred milestone revenues are non-refundable and may not require future performance from us. These liabilities are recorded in accordance with U.S. GAAP, and are recorded on our Condensed Consolidated Balance Sheets.
(8)	This value represents the estimated amount we would pay to terminate the Swap if we were to prepay the Mortgage. We currently do not intend to prepay the Mortgage and, therefore, are unable to reliably estimate the period of cash settlement of the Swap, if any. In accordance with U.S. GAAP, this liability is recorded on our Condensed Consolidated Balance Sheets. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(9)	Under the Asset Purchase Agreement with Nerites, entered into on January 28, 2011, we acquired substantially all of the assets and certain operational liabilities of Nerites for approximately $20.0 million, of which approximately $16.7 million was paid at the acquisition date, with the remaining approximately $3.0 million held back under the terms of the acquisition as security for certain potential Nerites indemnification obligations; of such hold-back amount, $1.5 million was released to Nerites in January 2012, following the first anniversary of the acquisition date, and the remaining $1.5 million will be released on the second anniversary of the acquisition date, to the extent that such hold-back amount is not applied toward such indemnification obligations.
(10)	Under the Asset Purchase Agreement with Norian, entered into on May 24, 2011, we acquired certain operational assets and certain liabilities of Norian for approximately $26.0 million, of which approximately $12.0 million was paid at the acquisition date. We will pay the remaining $14.0 million on the earlier of the date on which the transfer of manufacturing operations from the purchased West Chester, Pennsylvania facility to our facility located in Exton, Pennsylvania has been completed or the 18-month anniversary of the acquisition date.
(11)	Liabilities for uncertain tax positions in the aggregate amount of approximately $0.1 million have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of these liabilities. See Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, include but are not limited to the following:

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

•

risks related to our disputes with St. Jude Medical (including the uncertainty of any outcome thereof and the incurrence of expenses, the diversion of management’s time and attention and any disruption to normal business operations and to our relationship with St. Jude Medical);

•	our ability to declare and pay future dividends;

•	our dependence on the continued growth and success of our biomaterials products and customers;

•

future success of our ability to integrate the recent acquisitions of assets from Nerites and Norian, and any other acquisitions that we undertake in the future, without disruption to our business, dilution of stockholder value or harm to our operating results;

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

•	risk that our relationship with Orteq will not be successful and our investment in Orteq may become impaired;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community or new technology introduced replacing our products;

•	the loss of, or interruption of supply from, key vendors;

•	the successful initiation and completion of clinical trials to support regulatory approval of future generations of our existing products and new products;

•	risks that we have problems manufacturing and delivering our biomaterials products to our customers;

•	our ability to scale up the manufacturing of our products to accommodate sales volumes;

•	our dependence on our customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	our dependence on key vendors and personnel;

•	our use of hazardous materials, which could expose us to future environmental liabilities;

•	international market risks that could harm future international sales of our products and our customers;

•	the unpredictability of our future operating results;

•	risks related to product recalls of, and other manufacturing issues relating to, our partners’ biomaterials and endovascular products;

•	risks related to our intellectual property, including patents, proprietary rights and trademarks;

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

Investment Portfolio

Our investment portfolio consists of high quality municipal securities. The majority of these investments have maturities ranging from less than one year to approximately two years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only securities with secondary or resale markets. We have an audit committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of December 31, 2011, our total investment portfolio consisted of approximately $15.6 million of investments. While our investments generally may be sold at any time because the portfolio includes available-for-sale securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. We do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We review our investments to identify and evaluate investments that have an indication of possible impairment. We have no intent to sell any of these investments until a recovery of their respective fair values, which may be at maturity, and we have no current requirement to sell any of these investments. Additional information regarding our investments is located in Note 2 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

Debt

On May 25, 2006, we entered into a $35.0 million aggregate ten-year fixed interest rate Swap, with Citibank, N.A., to manage the market risk from changes in interest rates under the Mortgage. On May 25, 2006 and November 23, 2007, we obtained $8.0 million and $27.0 million advances, respectively, under the Mortgage (see Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q). Our objective and strategy for undertaking the Swap was to hedge our exposure to variability in cash flows and interest expense associated with the future interest rate payments under the Mortgage and to reduce our interest rate risk in the event of an unfavorable interest rate environment. We currently utilize the Hypothetical Derivative Method in determining the hedge effectiveness of the hedged item each period. We do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. If the conditions underlying the Swap or the hedge item change, there is a risk that our hedged item would be deemed an ineffective hedge, and therefore, we would record changes in the fair value of the Swap within our Condensed Consolidated Statements of Operations, as well as our Condensed Consolidated Statements of Cash Flows. Additional information regarding the Swap is located in Note 9 under the heading “Interest Rate Swap Agreement” to the Condensed Consolidated Financial Statements included in this Form 10-Q.

On May 26, 2011, we entered into a Loan and Agency Agreement (the Credit Agreement) with Wells Fargo, which provides for a three-year, unsecured revolving credit facility of $35.0 million (See Note 9 to the Consolidated Financial Statements included in this Form 10-Q). Under the terms of the Credit Agreement, we may borrow up to the aggregate amount of the unused commitment under the Revolving Credit Facility. The maturity date for the Revolving Credit Facility is May 25, 2014. Our objective in entering into the Credit Agreement was to have available resources that may be used for the working capital and general corporate purposes of the Company, including permitted acquisitions and capital expenditures. As of December 31, 2011, there were no borrowings under the Revolving Credit Facility. If interest rates were to fluctuate, there is a risk that any outstanding balance would be impacted by the prevailing rate, which may further impact our ability to repay the outstanding balance.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed on December 16, 2011, we agreed with St. Jude Medical to enter into non-binding mediation in an attempt to resolve disputes over royalty payments to us relating to the Angio-Seal device, as well as other related claims. See Note 4 and its subsection “St. Jude Medical Inc.” to the Condensed Consolidated Financial Statements included in this Form 10-Q, which is hereby incorporated by reference in this Item, for additional information regarding the proceedings with respect to royalty payments and other matters relating to the Angio-Seal device. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q, which is hereby incorporated by reference in this Item, for additional information regarding product liability claims.

Item 1A. Risk Factors.

The Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 includes a detailed discussion of our risk factors. There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, except that the following risk factor is hereby amended to read in its entirety as follows.

Updated and Revised Risk Factor

We derive a substantial portion of our revenues from the Angio-Seal device, which is manufactured, marketed and distributed by St. Jude Medical. We are engaged in a dispute with St. Jude Medical regarding royalties historically received by us with respect to sales of the Angio-Seal device, as well as the rate at which St. Jude Medical is paying royalties to us. Further, in June 2010, we entered into a component supply agreement with St. Jude Medical, under which their component purchase commitments are reduced from prior years. Any further adverse change in our relationship with St. Jude Medical could have a material adverse impact on our business.

Under our license agreements with St. Jude Medical, the Angio-Seal device is manufactured, marketed and sold on a worldwide basis by St. Jude Medical. Two of our significant sources of revenue are the sale of components to St. Jude Medical for incorporation into the Angio-Seal device, and royalty income from the sale of the Angio-Seal device by St. Jude Medical to the end-user market. The amount of revenue we receive from the Angio-Seal device depends, in part, on the time, effort and attention that St. Jude Medical devotes to it, and on their success in manufacturing, marketing and selling the device worldwide. Under the terms of our licenses with St. Jude Medical, we have no control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. St. Jude Medical may not adequately perform its manufacturing, marketing and selling duties, and any such failure by St. Jude Medical may negatively impact Angio-Seal unit sales and, therefore, reduce our royalties.

We received royalty income of $7.9 million from St. Jude Medical’s Angio-Seal net end-user sales, representing 18% of our total revenues, for the first half of fiscal 2012, compared to $9.5 million, representing 28% of our total revenues, for the comparable period of the prior fiscal year. We expect sales of the Angio-Seal device by St. Jude Medical to be relatively flat or to decline, and our royalty income from such sales to continue to decline both in absolute dollars and as a percentage of our total revenue, in future periods due in part to adverse developments in the vascular closure device market, which we believe is a mature market. Among other things, alternative methods of diagnosis and treatments, including cardiac catheterization procedures performed from other access sites, such as the radial artery, are becoming more prevalent. Our royalty income is also currently being negatively impacted, and may continue to be so impacted in the future, by the reduced rate at which St. Jude Medical has been paying royalties to us, effective November 2011. Specifically, St. Jude Medical is currently paying us for U.S. and certain international end-user Angio-Seal sales at a royalty rate of 2%, rather than the 6% royalty rate at which St. Jude Medical had previously been paying to us or the 8% royalty rate at which we believe St. Jude Medical should be paying to us (and should have been paying to us since 2007). We have reported, and expect to continue to report, royalty revenue at the rate at which St. Jude Medical is actually paying royalties to us, notwithstanding that we dispute the rate at which St. Jude Medical is paying such royalties.

Royalty income under our license agreements with St. Jude Medical is scheduled to end upon the earlier of (1) the termination of the license agreements, which may be terminated by St. Jude Medical for any reason upon 12 months notice, or (2) the expiration of the last claim of any of the licensed patents. St. Jude Medical’s action to reduce the rate at which it owes royalties suggests that St. Jude Medical intends to assert that their obligation to pay any royalties to us will end in April 2014 (rather than at least through 2016 as we believe to be required, based upon the current design of the Angio-Seal device).

Although we have agreed with St. Jude Medical to enter into non-binding mediation in an attempt to resolve our disputes with them regarding their recent royalty payment rate change and prior royalty amounts which we believe they owe to us, as well as other related claims, there is no certainty that these matters will be resolved in the mediation favorably or at all. Our mediation with St. Jude Medical and any other legal proceeding relating to our dispute with St. Jude Medical may be expensive, divert management time and attention and otherwise be disruptive to normal business operations and to our relationship with St. Jude Medical. Moreover, the results of these legal proceedings cannot be predicted with any certainty.

In addition to royalty income received from sales of the Angio-Seal device by St. Jude Medical, we also receive revenue from sales of components of the Angio-Seal device to St. Jude Medical. Our revenue from our sales of components of the Angio-Seal device has substantially decreased during the past year, and may further decline or terminate entirely in the future. Net sales of Angio-Seal components to St. Jude Medical were $0 of our total revenues, for the first half of fiscal 2012, compared to $8.1 million, representing 24% of our total revenues, for the comparable period of the prior fiscal year. This substantial decrease in such revenue is, and the potential continued decrease in, or termination of, such revenue in the future may be, attributable in large part to the terms of our current two-year supply agreement with St. Jude Medical effective for the period from January 1, 2011 to December 31, 2012. In August 2008, St. Jude Medical acquired certain assets of Datascope Corporation providing St. Jude Medical with a potential alternative source for the collagen component that could reduce or eliminate the future sales of collagen plugs by us to St. Jude Medical (the only Angio-Seal component we currently supply to them). In February 2010, St. Jude Medical announced that they had received U.S. Food and Drug Administration approval as an alternative supplier for the collagen plug, and that they would be in a position to serve as a supplier of the collagen plug by December 2010. As a result, if St. Jude Medical is able to, and does in fact, rely on its internal manufacturing to fulfill requirements for collagen plugs for the Angio-Seal device, it may not, for calendar 2012, purchase in excess of the $6.4 million in collagen plugs that it has already ordered, and may not purchase any collagen plugs from us after calendar 2012. Furthermore, St. Jude Medical’s willingness to purchase collagen plugs from us going forward may be negatively impacted by our current dispute with St. Jude Medical over royalty payments to us.

Item 6. Exhibits.

Exhibit	Description	Incorporation By Reference To

10.1	Ninth Amended and Restated Kensey Nash Corporation Employee Incentive Compensation Plan	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 13, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Kensey Nash Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date:	February 9, 2012	By:	/s/ Michael Celano
Michael Celano Chief Financial Officer