Form 10-Q
period 2012-03-31
KENSEY NASH CORP
filed 2012-05-10
CIK 1002811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

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

As of April 30, 2012, there were 8,699,431 outstanding shares of Common Stock, par value $.001, of the registrant.

KENSEY NASH CORPORATION

QUARTER ENDED March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	March 31, 2012	June 30, 2011
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$24,560	$10,219
Investments	14,817	11,722
Trade receivables, net of allowances for doubtful accounts of $6 for each of the periods ended March 31, 2012 and June 30, 2011	5,255	5,804
Royalties receivable	5,070	6,218
Other receivables (including $18 and $10 as of March 31, 2012 and June 30, 2011, respectively, due from non-executive employees)	483	509
Inventory	15,148	16,629
Deferred tax asset, current portion	2,935	1,564
Prepaid expenses and other	1,889	2,807

Total current assets	70,157	55,472

Property, plant and equipment, at cost	94,372	91,891
Less accumulated depreciation	(37,415)	(33,942)

Net property, plant and equipment	56,957	57,949

OTHER ASSETS:
Deferred tax asset, non-current portion	8,872	8,372
Acquired patents and other intangibles, net of accumulated amortization of $9,123 and $7,731 as of March 31, 2012 and June 30, 2011, respectively	17,450	18,182
Goodwill	4,366	4,366
Other non-current assets	4,092	2,579

Total other assets	34,780	33,499

TOTAL	$161,894	$146,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,145	$2,455
Accrued expenses	4,959	2,250
Other current liabilities	2,971	5
Short-term deferred acquisition payments	15,500	1,500
Current portion of debt	1,400	1,400
Deferred revenue	3,304	947

Total current liabilities	31,279	8,557

OTHER LIABILITIES:
Long-term debt	27,533	28,583
Deferred revenue, non-current	2,065	2,466
Long-term deferred acquisition payments	—	15,500
Other non-current liabilities	5,142	4,977

Total liabilities	66,019	60,083

COMMITMENTS AND CONTINGENCIES (See Note 13)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 100,000 shares authorized, of which 25,000 shares are designated as Series A junior participating preferred stock, $.001 par value, no shares issued or outstanding as of March 31, 2012 and June 30, 2011	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 8,699,431 and 8,612,590 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	9	9
Capital in excess of par value	11,005	7,065
Retained earnings	87,810	82,640
Accumulated other comprehensive loss	(2,949)	(2,877)

Total stockholders’ equity	95,875	86,837

TOTAL	$161,894	$146,920

See notes to Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

REVENUES:
Net sales	$16,063	$12,120	$48,073	$33,900
Royalty income	6,096	6,472	17,097	19,012

Total revenues	22,159	18,592	65,170	52,912

OPERATING COSTS AND EXPENSES:
Cost of products sold	7,868	5,707	23,930	16,267
Research and development	6,258	4,531	17,030	12,778
Selling, general and administrative	3,331	2,223	8,850	6,587
Acquired in-process research and development	—	18,233	—	18,233

Total operating costs and expenses	17,457	30,694	49,810	53,865

INCOME/(LOSS) FROM OPERATIONS	4,702	(12,102)	15,360	(953)

OTHER INCOME (EXPENSE):
Interest income	58	72	177	353
Interest expense	(460)	(491)	(1,431)	(1,512)
Other income	22	1	24	93

Total other expense, net	(380)	(418)	(1,230)	(1,066)

INCOME/(LOSS) BEFORE INCOME TAX	4,322	(12,520)	14,130	(2,019)
Income tax (expense)/benefit	(1,369)	4,471	(4,617)	1,148

NET INCOME/(LOSS)	$2,953	$(8,049)	$9,513	$(871)

BASIC EARNINGS/(LOSS) PER SHARE	$0.34	$(0.94)	$1.10	$(0.10)

DILUTED EARNINGS/(LOSS) PER SHARE	$0.34	$(0.94)	$1.09	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,675,958	8,525,786	8,651,082	8,692,793

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,751,937	8,525,786	8,747,491	8,692,793

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$—	$0.50	$—

See notes to Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share data)

	Common Stock		Capital in Excess of Par	Retained	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Value	Earnings	Loss	Income/(Loss)	Total
BALANCE, JUNE 30, 2011	8,612,590	$9	$7,065	$82,640	$(2,877)		$86,837
Exercise/Issuance of:
Stock options	77,650	—	1,573				1,573
Nonvested stock awards	22,119	—	—				—
Net share settlement of stock options	(12,928)	—	(336)				(336)
Tax benefit from exercise/issuance of:
Stock options			89				89
Nonvested stock awards			35				35
Employee share-based compensation
Stock options			2,195				2,195
Nonvested stock awards			384				384
Net Income				9,513		$9,513	9,513
Cash dividends declared to common stockholders				(4,343)		—	(4,343)
Change in unrealized gain on investments (net of tax)					(52)	(52)	(52)
Change in interest rate swap unrealized loss (net of tax)					(20)	(20)	(20)

Comprehensive income						$9,441

BALANCE, MARCH 31, 2012	8,699,431	$9	$11,005	$87,810	$(2,949)		$95,875

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income/(loss)	$9,513	$(871)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,740	5,013
Share-based compensation:
Stock options	2,195	2,770
Nonvested stock awards	384	411
Cash-settled stock appreciation rights	791	(23)
Tax benefit from exercise/issuance of:
Stock options	87	683
Nonvested stock awards	35	48
Excess tax benefits from share-based payment arrangements	(106)	(354)
Deferred income taxes	(1,634)	(5,258)
Loss/(Gain) on disposal/retirement of property, plant and equipment	18	(25)
Acquired in-process research and development	—	18,233
Changes in assets and liabilities which provided/(used) cash:
Accounts receivable	1,723	1,733
Prepaid expenses and other current assets	913	(2,201)
Inventory	1,481	(865)
Accounts payable and accrued expenses	2,931	(3,138)
Deferred revenue	1,956	(680)
Other current and non-current liabilities	(64)	—

Net cash provided by operating activities	25,963	15,476

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,604)	(1,607)
Acquisition of net assets of Nerites Corporation	(1,493)	(17,068)
Purchases of intangible assets	(660)	(1,632)
Proceeds from maturity/redemptions of investments	3,610	28,065
Purchases of investments	(7,064)	—
Purchase of cost method investment	(481)	(2,453)
Note receivable from a cost method investee	(1,055)	—

Net cash (used in)/provided by investing activities	(9,747)	5,305

FINANCING ACTIVITIES:
Repayments of long term debt	(1,050)	(1,050)
Cash dividends paid to common stockholders	(2,168)	—
Stock repurchase	—	(30,035)
Excess tax benefits from share-based payment arrangements	106	354
Proceeds from exercise of stock options	1,237	3,814

Net cash used in financing activities	(1,875)	(26,917)

INCREASE/(DECREASE) IN CASH	14,341	(6,136)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,219	23,102

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,560	$16,966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,421	$1,510

Cash paid for income taxes	$5,033	$4,446

Accrual for purchases of property, plant and equipment	$468	$72

Accrual for Nerites asset acquisition hold-back payment	$—	$3,000

Retirement of fully depreciated property, plant and equipment	$534	$256

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING INFORMATION:
Net share settlement of stock options	$(336)	$—

See notes to the Condensed Consolidated Financial Statements.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

Principles of Consolidation and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. The accompanying financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the audited condensed consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (fiscal 2011).

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

On May 2, 2012, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Koninklijke DSM N.V. (DSM) and Biomedical Acquisition Corporation, an indirect wholly-owned subsidiary of DSM, pursuant to which, among other things, DSM will commence a tender offer for all the issued and outstanding shares of the Company’s Common Stock, par value $0.001 per share, and following the completion of the tender offer, DSM will acquire the remaining outstanding shares of the Company’s Common Stock through a second step merger, all upon, and subject to, the terms and conditions of the Merger Agreement. See Note 15 for further discussion regarding the Company’s Merger Agreement and transaction with DSM.

Revenue Recognition

Sales Revenue

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, “Revenue Recognition” (ASC 605-10-S99). Sales revenue is recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are recognized when the products are shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances. The Company recorded no net sales return provisions, credits and discounts for the three months ended March 31, 2012 or 2011. For the nine months ended March 31, 2012 and 2011, the Company recorded net sales return provisions, credits and discounts of $0 and $30, respectively.

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

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

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

The Company evaluates milestone payments on an individual basis and recognizes milestone revenue from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized using a contingency-adjusted performance model over the period of performance, where revenue is recognized for the milestone proportionately to the extent of the performance period to date, and the remainder is spread ratably over the remaining performance period of the arrangement.

Royalty Income

The Company recognizes its royalty income at the end of each quarter when the relevant net total end-user product sales are reported by customers to the Company for the quarter, or, with respect to royalty payments from St. Jude Medical, Inc. under the terms of the Settlement Agreement, on a straight line basis from January 2012 through April 2014. See Note 4 for further description of the Settlement Agreement entered into with, and royalty income from, St. Jude Medical, Inc. Royalty payments are typically received within 45 days after the end of each calendar quarter.

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

	Revenues for the Three Months Ended March 31,		Revenues for the Nine Months Ended March 31,
	2012	2011	2012	2011
United States	$19,490	$18,407	$57,015	$51,887
Europe	2,669	185	8,155	1,025

Total	$22,159	$18,592	$65,170	$52,912

Earnings Per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings Per Share” (ASC 260). Basic and diluted earnings per share (EPS) are computed using the weighted average number of shares of Common Stock outstanding, with common equivalent shares from options and nonvested stock awards included in the diluted computation when their effect is dilutive. The effect of dilutive options and nonvested stock awards for the three and nine months ended March 31, 2012 was 75,979 and 96,409 shares, respectively. For the three and nine months ended March 31, 2011, there was no effect of dilutive options and nonvested stock awards. Due to the Company’s net loss for the three and nine months ended March 31, 2011, all common equivalent shares from outstanding options are considered to have been anti-dilutive, and therefore, have been excluded from the computation of diluted EPS for that period. There were no nonvested stock awards included for the three and nine months ended March 31, 2012 that were anti-dilutive. Options to purchase shares of the Company’s Common Stock that were outstanding for the three and nine months ended March 31, 2012 and 2011, but were not included in the computation of diluted EPS because the options would have been anti-dilutive, are shown in the table below:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011

Number of shares underlying options	1,450,439	2,129,743	1,469,124	2,129,743

Option exercise price range	$25.55 - $35.71	$14.51 - $35.71	$23.45 - $35.71	$14.51 - $35.71

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

Goodwill

The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of June 30, 2011 indicated that goodwill was not impaired. There were no indicators of impairment during the nine-month period ended March 31, 2012.

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

To Be Adopted:

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (ASU 2011-12), which defers the implementation of certain provisions of ASU 2011-05. ASU 2011-05 and ASU 2011-12 will be effective for the Company in its first quarter of fiscal 2013 and the Company’s pending adoption is not expected to have a material effect on its Condensed Consolidated Financial Statements, other than the change to the required presentation format.

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

Note 2 – Investments

Investments as of March 31, 2012 consist of non-taxable high quality municipal obligations. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Income in stockholders’ equity (see Note 11) and realized gains and losses included in Other income/(expense). The following is a summary of available-for-sale securities as of March 31, 2012 and June 30, 2011:

	March 31, 2012
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value

Municipal Obligations	$14,681	$136	$—	$14,817

Total Investments	$14,681	$136	$—	$14,817

	June 30, 2011
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value

Municipal Obligations	$11,506	$216	$—	$11,722

Total Investments	$11,506	$216	$—	$11,722

As of March 31, 2012, the Company’s investments had maturities ranging from less than one year to approximately two years. The fair values of the Company’s municipal obligations are obtained from broker quotes using pricing matrices based on inputs that may include quoted prices for identical or similar assets in the municipal bond market and based on other various inputs that are directly or indirectly observable. As of March 31, 2012, there were no investments with unrealized losses in the Company’s portfolio.

Note 3 – Inventory

Inventory is stated at the lower of cost (determined by the average cost method, which approximates first-in, first-out) or market value. Inventory primarily includes the cost of materials utilized in the processing of the Company’s products and was as follows as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
Raw materials	$13,126	$14,196
Work in process	2,364	2,150
Finished goods	1,757	2,057

Gross inventory	17,247	18,403
Provision for inventory obsolescence	(2,099)	(1,774)

Inventory	$15,148	$16,629

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

The Company, as a result of its May 2011 Norian asset acquisition (see Note 5), “stepped-up” the acquired inventory to its fair value as of the acquisition date, in accordance with FASB ASC Topic 805, “Business Combinations” (ASC 805). The Company’s purchase accounting adjustment to the fair value of inventory,

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

commonly referred to as “stepped-up value,” of $1,286 represented the estimated capitalized manufacturing profit in acquired inventory as of the date of acquisition. This non-recurring, non-cash charge to Cost of products sold was recognized over the five month inventory turn-over period of June 2011 through October 2011 as the related inventory was sold. The Company expensed $257 during the fourth quarter of fiscal 2011 and $0 and $1,029 for the three and nine months ended March 31, 2012, respectively.

Note 4 – Select Customer Agreements

The following are select customer agreements not otherwise discussed elsewhere in the notes to the Condensed Consolidated Financial Statements.

St. Jude Medical, Inc.

The License Agreements – Under license agreements with St. Jude Medical, Inc. (St. Jude Medical), St. Jude Medical has exclusive worldwide rights to manufacture and market the Angio-SealTM Vascular Closure Device (the Angio-Seal), for which the Company receives a royalty from St. Jude Medical, which is reported within Royalty income.

Royalty income from St. Jude Medical reported by the Company in prior periods through its second quarter of fiscal 2012 ended December 31, 2011 was based on a royalty percentage on end-user product sales by St. Jude Medical and was recorded by the Company when the relevant net total end-user product sales were reported by St. Jude Medical to the Company and at the rate at which St. Jude Medical was actually paying royalties.

Effective November 2011, the rate at which St. Jude Medical paid royalties to the Company with respect to the Angio-Seal was reduced from 6% to 2% for U.S. and certain outside-U.S. end-user Angio-Seal sales. Furthermore, St. Jude Medical informed the Company that they intended to continue to pay the royalty at this reduced rate. Such actions indicated that St. Jude Medical intended to assert that its obligation to pay any royalties to the Company would end in April 2014. On December 16, 2011, the Company announced that it had agreed with St. Jude Medical to enter into non-binding mediation in an attempt to resolve disputes over royalty payments to the Company relating to the Angio-Seal device, as well as other related claims.

On March 16, 2012, the Company entered into a settlement agreement (the Settlement Agreement) with St. Jude Medical, pursuant to which the Company will receive a fixed amount of future royalties totaling $39.0 million from St. Jude Medical, payable in 12 equal quarterly payments beginning March 31, 2012. Royalty income for the three months ended March 31, 2012 includes royalty income pursuant to the Settlement Agreement. The Company is recognizing the $39.0 million from the Settlement Agreement as royalty income on a straight line basis from January 2012 through April 2014, which is the expiration date of the last to expire of patents exclusively licensed by the Company to St. Jude Medical, which equates to royalty income of $4,179 on a quarterly basis. The Company evaluated the fair value of the total royalties to be received in connection with the Settlement Agreement and determined the total royalties of $39.0 million from the Settlement Agreement are consistent with royalties the Company would have expected to earn had the royalty continued to be based upon end-user product sales through April 2014.

The 2012 Collagen Supply Agreement - Effective March 16, 2012, as part of the Settlement Agreement, the Company entered into a new collagen supply agreement (the 2012 Collagen Supply Agreement), replacing and effectively extending the previous collagen supply agreement between the parties which was set to expire on December 31, 2012. Pursuant to the 2012 Collagen Supply Agreement, the Company will continue to be the exclusive outside supplier of collagen plugs to St. Jude Medical for the Angio-Seal through December 2017.

The 2012 Collagen Supply Agreement expands the minimum order levels to be provided over the contract term to 5.0 million cumulative units, with a minimum of 400,000 units to be provided each calendar year, beginning with calendar year 2013, over the contract term, unless the cumulative total units under the 2012 Collagen Supply Agreement have been met. In addition, pursuant to the 2012 Collagen Supply Agreement, of the 5.0 million cumulative units, St. Jude Medical has committed to purchase 400,000 units to be shipped in the Company’s first half of fiscal 2013 and 1.5 million units to be shipped during calendar year 2013.

The Company’s previous collagen supply agreement (the Previous Collagen Supply Agreement) was entered into on June 23, 2010, with an initial term from January 1, 2011 to December 31, 2012, and provided for contractual minimum order levels of collagen plugs for calendar years 2011 and 2012. Under the Previous Collagen Supply

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

Agreement, St. Jude Medical fulfilled its calendar year 2011 contractual minimum order levels during the Company’s third and fourth quarters of fiscal 2011, resulting in approximately $4.0 million of collagen plug sales for the Company. Further, under the Previous Collagen Supply Agreement, St. Jude Medical had placed its calendar year 2012 order for approximately $6.4 million of collagen plugs, which includes approximately $4.0 million of orders expected to be shipped in the second half of fiscal 2012 and the remainder, along with the additional 400,000 units under the 2012 Collagen Supply Agreement, as described above, expected to be shipped in the first half of fiscal 2013. The Company recorded $2.2 million of collagen plug sales in the third quarter ended March 31, 2012. Collagen plug sales are recognized when the Company ships the product.

Prior to the Previous Collagen Supply Agreement, the Company was party to a supply agreement with St. Jude Medical in 2005, which expired on December 31, 2010, pursuant to which the Company was the exclusive supplier of 100% of the collagen plugs and at least 30% of the bioresorbable polymer anchor components for the Angio-Seal.

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

In a separate transaction in August 2004, the Company entered into an agreement (the Assignment Agreement) whereby the Company acquired the intellectual property rights of a third party having rights in the Vitoss™ technology, an inventor of the Vitoss™ technology (the Inventor), for $2.6 million. Under the Assignment Agreement, the Company received all intellectual property rights of the Inventor that had not previously been assigned to Orthovita. Also under the Assignment Agreement, the Company received a royalty on the sale of all Orthovita products containing the Vitoss™ technology, up to a total cumulative royalty of $4,036, of which the Company received its final royalty payment in July 2011. The Company recognized $0 and $16 of royalty income during the three and nine months ended March 31, 2012, respectively. The entire cost of these proprietary rights was amortized over an 83-month period through July 2011.

Synthes, Inc.

On May 24, 2011, the closing date of the Company’s Norian asset acquisition pursuant to an Asset Purchase Agreement (the Asset Purchase Agreement), the Company also entered into a Supply Agreement (the Supply Agreement) with Synthes USA Sales, LLC, a subsidiary of Synthes. This Supply Agreement provides for the Company to be the exclusive manufacturer and supplier of the Norian product lines acquired by the Company under the Asset Purchase Agreement. Pursuant to the Supply Agreement, Synthes will purchase all of its requirements for such products exclusively from the Company, on the terms set forth in the Supply Agreement. The Supply Agreement, which was effective on the date of acquisition, has a term of 10 years and will automatically renew for successive two-year terms. Also, on May 24, 2011, the Company entered into a research and development agreement with Synthes to develop certain related future products.

The Spectranetics Corporation

In connection with the Company’s sale of its Endovascular business to The Spectranetics Corporation (Spectranetics) on May 30, 2008, the Company entered into various agreements that provided the Company with the opportunity for future milestone payments. In the second quarter ended December 31, 2011, the Company achieved a $6.0 million cumulative sales milestone payment in connection with Spectranetics reaching a cumulative $20.0 million in end-user sales from the product lines purchased by Spectranetics. The Company received the entire $6.0 million milestone cash payment in February 2012. In March 2012, the Company entered into an agreement with Spectranetics, pursuant to which the Company received in March 2012 a final upfront cash milestone payment of $1.7 million from Spectranetics in connection with the Company’s product development efforts. Further, the agreement terminated the principal responsibilities of each party under the various agreements entered into in May

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

2008. The Company will recognize the $1.7 million payment as milestone revenue during its fourth quarter ended June 30, 2012 when the Company satisfies its performance obligations under the terms of the agreement entered into in March 2012 and the earnings process is deemed to be complete. Prior to fiscal 2012, the Company had received total cash milestone payments of $2.5 million for product development and regulatory efforts.

The Company recognized total milestone revenue and other product sales of $560 and $5,897 for the three and nine months ended March 31, 2012, respectively, and $144 and $433 for the three and nine months ended March 31, 2011, respectively, as a component of Net sales within the Condensed Consolidated Statements of Operations. The remaining deferred milestone payments of $2,610 will be recognized as revenue over the expected remaining period of performance within the next three months through June 30, 2012.

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

Asset Acquisition of Nerites Corporation

In January 2011, the Company acquired substantially all of the assets and certain operational liabilities of Nerites, a privately-held development stage company based in Wisconsin, for $19.7 million. Approximately $16.7 million of the purchase price was paid at the acquisition date, financed from the Company’s available cash and investments on hand. The remaining $3.0 million was held back by the Company under the terms of the acquisition as security for certain potential Nerites indemnification obligations and is expected to be financed with cash on hand; of such hold-back amount, $1.5 million was released to Nerites in January 2012, upon the first anniversary of the acquisition date, and the remaining $1.5 million will be released in January 2013, the second anniversary of the acquisition date, to the extent that such hold-back amount is not applied toward any such indemnification obligations. The remaining $1.5 million deferred payment has been classified by the Company as a component of Short-term deferred acquisition payments on the Condensed Consolidated Balance Sheet as of March 31, 2012.

The Company accounted for the transaction as an asset acquisition based on an evaluation of the accounting guidance (ASC 805) and considering the early research stage of Nerites’ technology. The Company concluded that the acquired net assets of Nerites did not constitute a business as defined under ASC 805 due to the incomplete nature of the inputs and the absence of processes from a market participant perspective. The total purchase price of $19.7 million was allocated to the tangible and intangible acquired assets, such as acquired in-process research and development (IPR&D), based on their respective estimated fair values as of the date of the acquisition. Acquired IPR&D in the asset acquisition was accounted for in accordance with FASB ASC Topic 730, “Research and Development.” Management was responsible for the valuation and considered a number of factors including internal and third party valuations and appraisals. For further information on the transaction and the purchase price allocation, see Note 5 “Acquisitions” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Asset Acquisition of Norian Corporation

On May 24, 2011 (date of acquisition), the Company completed its acquisition of certain operational assets and certain liabilities relating to the business and product lines of Norian, a wholly owned subsidiary of Synthes, pursuant to an Asset Purchase Agreement and related Property Purchase Agreement, for a total purchase price of approximately $26.0 million ($22.0 million pursuant to the Asset Purchase Agreement and $4.0 million pursuant to the Property Purchase Agreement). On the date of acquisition, the Company paid to Synthes total cash consideration of $11.9 million from the Company’s available cash on hand. The Company is required to pay the remaining $14.0 million on the earlier of the date on which the transfer of the manufacturing operation from the purchased West Chester, Pennsylvania facility to the Company’s corporate headquarters facility located in Exton, Pennsylvania has been completed or the 18-month anniversary of the date of acquisition. The $14.0 million deferred payment has been classified by the Company as a component of Short-term deferred acquisition payments on the Condensed Consolidated Balance Sheet as of March 31, 2012.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

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

The following pro forma information sets forth the combined revenues and net income of the Company and the historical unaudited Norian financial information for the prior comparative period for the three and nine months ended March 31, 2011, as if the acquisition had occurred as of July 1, 2010, and includes certain business combination accounting adjustments for such expenses, including, but not limited to, amortization charges from acquired tangible and intangible assets, acquisition related transaction costs and tax related effects. Historically, Norian did not maintain certain distinct and separate accounts from Synthes. The historical unaudited Norian financial information reflected the manufacturing and selling of the product lines through inter-company arms-length transactions with Synthes at negotiated prices. Therefore, the pro forma information presented below is not necessarily indicative of that which would have been attained had the transaction occurred at an earlier date, nor are these results necessarily indicative of future consolidated results of operations of the Company. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2011.

	For the Three Months Ended March 31, 2011	For the Nine Months Ended March 31, 2011

Total revenues	$22,599	$66,988

Net (loss)/income	$(7,800)	$153

Basic (loss)/earnings per share	$(0.91)	$0.02

Diluted (loss)/earnings per share	$(0.91)	$0.02

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

In fiscal 2011, the Company acquired the following intangible assets:

On December 21, 2010, in addition to making a non-controlling minority equity investment in Orteq Ltd. (Orteq Sports Medicine or Orteq) (see Note 7), the Company entered into a manufacturing and supply agreement with Orteq and acquired the exclusive worldwide manufacturing rights of the Actifit® (Actifit) product line for a period of 10 years beginning with the date of its first U.S. commercial sale. The Company assigned $1,632 to the cost of the manufacturing rights and related costs associated with the transaction. Actifit is a biocompatible

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

synthetic meniscal scaffold, which received its CE Mark approval in 2008 for the treatment of irreparable partial meniscal tears and is currently being sold throughout Europe. The acquired manufacturing rights are being amortized over the estimated period of economic benefit of approximately 12 years.

On January 28, 2011, the Company acquired certain intangible assets of Nerites through an asset acquisition transaction (see Note 5). The Company assigned $1,813 of the total acquisition costs to the intangible assets, which are being amortized over the estimated remaining period of economic benefit ranging from 2 to 25 years, depending on the intangible asset.

On May 24, 2011, the Company acquired an intangible asset (customer relationship) of Norian through the Norian asset acquisition transaction (see Note 5). Under the purchase method of accounting, the Company assigned $13,790 of the total purchase price to the intangible asset (customer relationship), which is being amortized over the estimated remaining period of economic benefit of 15 years.

The Company amortizes the entire cost of acquired patents and intangible assets over their respective estimated remaining periods of economic benefit, ranging from approximately 1 to 25 years as of March 31, 2012. The gross carrying amount of such patents and intangible assets as of March 31, 2012 was $26,573, with accumulated amortization of $9,123. The gross carrying amount of such patents and intangible assets as of June 30, 2011 was $25,913, with accumulated amortization of $7,731.

Amortization expense on these patents and intangible assets was $492 and $1,392 for the three and nine months ended March 31, 2012, respectively, and $266 and $743 for the three and nine months ended March 31, 2011, respectively.

The table below details the estimated amortization expense as of March 31, 2012 for the next five fiscal years on the patents and intangible assets acquired by the Company:

Fiscal year ending June 30,	Amortization Expense

2012	$1,856
2013	1,505
2014	1,396
2015	1,215
2016	1,198
Thereafter	11,672

Note 7 – Cost-Method Investment

The Company has made a long-term investment in Orteq, a privately-held medical device company headquartered in London, United Kingdom, specializing in the field of biodegradable polymer technology for meniscus repair, through various transactions since December 2010, including a non-controlling minority cost-method investment, purchase of exclusive worldwide manufacturing rights (See Note 6) and a cash advance, structured as convertible debt. As of March 31, 2012, the aggregate value of the Company’s investments, net of amortization, was $5,584.

The Company made an initial cost-method investment recorded at a value of $2,453 in preferred shares of Orteq in December 2010 and an additional investment recorded at a value of $481 in January 2012. The Company has accounted for these investments in Orteq under the cost method.

On August 19, 2011, at the Company’s option, and pursuant to an ancillary agreement, the Company made an additional investment in Orteq of approximately 637 British Pounds, or $1,055, in the form of a cash advance, structured as convertible debt, to Orteq, accounted for as a note receivable from a cost-method investee and reported within Other non-current assets in the Condensed Consolidated Balance Sheet as of March 31, 2012. As previously disclosed, under the investment agreement with Orteq, the Company had committed to making an additional minority cost-method investment of approximately 637 British Pounds, for preferred shares of Orteq, payable in U.S. Dollars, if Orteq receives approval or conditional approval from the FDA to conduct an investigational device exemption for a product pivotal trial by the second anniversary of the Company’s initial investment, which is December 21, 2012, or otherwise earlier, at the Company’s option, prior to December 21, 2012. Under the ancillary

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

agreement, the Company has the option to convert its cash advance into preferred shares of Orteq as an additional cost-method investment to satisfy the prior obligation under the investment agreement, or if it does not convert its cash advance to shares, the cash advance and accrued interest will be payable by Orteq to the Company prior to August 2016 and the Company would still be required to make the additional investment pursuant to the investment agreement, subject to the terms and conditions thereof.

The cost-method investment was assessed for impairment, and it was determined that, as of March 31, 2012, no impairment existed.

The Company does not have the ability to exercise significant influence over Orteq’s financial and operating policies. The Company’s overall ownership interest is less than 20% as of March 31, 2012, and in the event the Company, pursuant to its agreements with Orteq, converts its investments into preferred shares, the Company’s ownership interest in Orteq is expected to continue to be less than 20%.

Note 8 – Accrued Expenses

As of March 31, 2012 and June 30, 2011, accrued expenses consisted of the following:

	March 31, 2012	June 30, 2011
Accrued payroll and related compensation	$2,326	$1,134
Income taxes payable	673	—
Other	1,960	1,116

Total	$4,959	$2,250

Note 9 – Debt

Secured Commercial Mortgage - On May 25, 2006, the Company entered into an agreement for a $35.0 million Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is secured by the Company’s facility and land in Exton, Pennsylvania and bears interest at one-month LIBOR plus an 0.82% Loan Credit Spread. At March 31, 2012, the outstanding Mortgage balance was $28.9 million.

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

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

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

As of March 31, 2012 and June 30, 2011, the fair value of the Swap was in an unrealized loss position of $5,142 ($3,030, net of tax) and $4,920 ($3,009, net of tax), respectively, with the gross unrealized loss position included in Other non-current liabilities and the net of tax position included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Interest expense under the Swap is recorded in earnings at the fixed rate set forth in the Swap.

For the three and nine months ended March 31, 2012 and 2011, no amounts were recognized in interest expense due to ineffectiveness or amounts excluded from the assessment of hedge effectiveness. The Company does not currently anticipate any material unrealized losses to be recognized within the subsequent 12 months as the anticipated transactions under the Mortgage and Swap occur, unless the Mortgage, or a portion thereof, is prepaid.

The following table summarizes the fair value of the Swap as of March 31, 2012 and June 30, 2011 on the Condensed Consolidated Balance Sheet:

Derivative Designed as a Hedging Instrument	Location in the Condensed Consolidated Balance Sheet	Fair Value as of March 31, 2012	Fair Value as of June 30, 2011

Interest Rate Swap Contract	Other non-current liabilities	$5,142	$4,920

Total Derivative		$5,142	$4,920

The following table summarizes the Swap’s impact on Accumulated other comprehensive loss and earnings for the three and nine months ended March 31, 2012 and 2011:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)
	For the Nine Months Ended March 31,
Derivative in Cash Flow Hedging Relationship	2012	2011

Interest Rate Swap Contract	$(1,427)	$(238)

Total	$(1,427)	$(238)

	Amount of Gain/(Loss) Reclassed From Accumulated Other Comprehensive Loss Into Income (Effective Portion)
	For the Three Months Ended		For the Nine Months Ended
Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Interest expense	$(390)	$(400)	$(1,205)	$(1,253)

Total	$(390)	$(400)	$(1,205)	$(1,253)

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

Amount of Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion)
	For the Three Months Ended		For the Nine Months Ended
Location of Loss Reclassed From Accumulated Other Comprehensive Loss Into Income	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Interest expense	$—	$—	$—	$—

Total	$—	$—	$—	$—

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

Borrowings under the Revolving Credit Facility will, at the Company’s option, bear interest at a rate based upon the London Inter Bank Offering Rate (LIBOR) as in effect for one, two, three or six-month periods, as elected by the Company, plus an applicable margin, or if no election is made, the one-month LIBOR plus an applicable margin. The Credit Agreement will terminate on May 25, 2014, unless the lenders elect to extend the Credit Agreement for up to two additional one-year periods upon the request of the Company, and contains customary representations, covenants and events of default. Certain of the more significant covenants set forth in the Credit Agreement require the Company to maintain (i) a maximum funded debt to EBITDA calculation of 3.0–to–1.0; (ii) a minimum tangible net worth of $35.0 million; (iii) a minimum fixed charge coverage ratio of 1.5–to–1.0; and (iv) impose restrictions on indebtedness and liens against the Company’s assets. As of March 31, 2012, there were no borrowings on the Revolving Credit Facility.

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and June 30, 2011:

	0000000000	0000000000	0000000000
	Fair Value Measurements as of March 31, 2012
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$17,210	$—	$—
Available-for-sale securities:
Municipal Obligations (See Note 2)	—	14,817	—

Total Assets Measured at Fair Value	$17,210	$14,817	$—

Liabilities
Interest rate swap (See Note 9)	$—	$5,142	$—

Total Liabilities Measured at Fair Value	$—	$5,142	$—

	0000000000	0000000000	0000000000
	Fair Value Measurements as of June 30, 2011
	Level 1	Level 2	Level 3
Assets
Money market funds (a)	$9,594	$—	$—
Available-for-sale marketable securities:
Municipal Obligations (See Note 2)	—	11,722	—

Total Assets Measured at Fair Value	$9,594	$11,722	$—

Liabilities
Interest rate swap (See Note 9)	$—	$4,920	$—

Total Liabilities Measured at Fair Value	$—	$4,920	$—

a)	The Company’s money market funds are classified along with the Company’s cash balances as Cash and cash equivalents within the Condensed Consolidated Balance Sheets. Money market funds are valued at quoted prices in active markets.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments,” for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of March 31, 2012, the financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets that are not measured at fair value on a recurring basis include the cost-method investment; accounts receivable, net; non-current assets; accounts payable; and debt obligations. The carrying values of accounts receivable, net; accounts payable and current debt obligations approximate fair value due to the short-term nature of these instruments. The cost-method investment is carried at cost and its fair value is evaluated based on, among other factors, the investee’s most recent financing and discounted cash flow models as of March 31, 2012. The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness and are considered Level 2 inputs of the three-tier valuation hierarchy. The Company determined that the recorded book value of long-term debt approximated fair value at March 31, 2012 due to the variable LIBOR portion of the Mortgage payments.

Note 11 – Comprehensive Income

The Company’s comprehensive income is shown on the Condensed Consolidated Statement of Stockholders’ Equity as of March 31, 2012 and June 30, 2011, and is comprised of net income and the changes in net unrealized gains and losses on the Company’s available-for-sale securities and the changes in the fair value of the Swap. The total comprehensive income for the three and nine months ended March 31, 2012 was $3,079 and $9,441, respectively. The total comprehensive loss for the three and nine months ended March 31, 2011 was $7,744 and $409, respectively. The net tax benefit for the nine months ended March 31, 2012 and 2011 of other comprehensive income was $229 and $249, respectively.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

Note 12 – Stockholders’ Equity

Dividends

The Company’s Board of Directors adopted a dividend policy in January 2012, whereby the Board of Directors expected to declare a total annual dividend of $1.00 per share of the Company’s Common Stock, to be paid in equal quarterly installments. Pursuant to this dividend policy, the Board of Directors has declared two quarterly cash dividends during the quarter ended March 31, 2012, in each case of $0.25 per share of the Company’s Common Stock. Total cash dividends declared to stockholders of record of the Company’s Common Stock were $4,343 during both of the three and nine months ended March 31, 2012. Cash dividends paid to stockholders of record were $2,168 during both of the three and nine months ended March 31, 2012. However, under the Merger Agreement entered into with DSM, the Company is not permitted to (without the consent of DSM), and does not intend to, declare any additional dividends on the Company’s Common Stock during the pendency of the transaction. See Note 15 for further information regarding the Company’s Merger Agreement and transaction with DSM.

The dividend declared by the Board of Directors on March 13, 2012, and payable on May 31, 2012, is expected to approximate an aggregate amount of $2,175, and is included as a component of Other current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2012. The Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount Declared	Payment Date
January 3, 2012	$0.25	January 31, 2012	$2,168	February 29, 2012
March 13, 2012	$0.25	April 30, 2012	$2,175	May 31, 2012

Stock Repurchase Program

From time to time, the Company has made repurchases of its stock, as authorized by the various stock repurchase programs established by the Company’s Board of Directors, and through equity incentive plan transactions. On June 16, 2010, the Company announced that its Board of Directors had approved a stock repurchase program allowing the Company to repurchase up to a total of $30.0 million of its issued and outstanding shares of Common Stock. This program was completed prior to the Company’s second quarter ended December 31, 2010, and accordingly, as of March 31, 2012, there were no amounts remaining to repurchase shares of Common Stock under that stock repurchase program.

During the prior fiscal year, for the nine months ended March 31, 2011, the Company repurchased and retired a total of 1,175,738 shares of Common Stock that were settled at a cost of $30.0 million, or an average price per share of $25.52, using available cash. Included in these totals were 34,400 shares that were repurchased in June 2010, but settled in July 2010 at a cost of $811, or an average price per share of $23.58.

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

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

The following table provides additional information related to the Company’s share-based compensation:

	Three Months Ended March 31,		Estimated Unrecognized Share-based Compensation as of March 31,	Weighted Average Period Remaining of Share-based Compensation as of March 31,
	2012	2011	2012	2012
Stock options	$646	$915	$2,581	1.19
Non-vested stock awards	136	120	912	1.99
SARs	635	(121)	3,725	2.50

Total share-based compensation	$1,417	$914	$7,218

	Nine Months Ended March 31,
	2012	2011
Stock options	$2,195	$2,770
Non-vested stock awards	384	411
SARs	791	(23)

Total share-based compensation	$3,370	$3,158

The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation expense for the three and nine months ended March 31, 2012 was $496 and $1,180, respectively. The income tax benefit recognized in the Condensed Consolidated Statements of Operations for share-based compensation expense for the three and nine months ended March 31, 2011 was $320 and $1,105, respectively.

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

For its fiscal 2012 annual grants to employees, the Company granted cash-settled stock appreciation rights (SARs) to employees of the Company under the Employee Plan. See Cash-Settled Stock Appreciation Rights (SARs) below. The Company may, from time to time, grant additional share-based compensation under the Employee Plan to new and existing employees.

For the nine months ended March 31, 2012, the Company granted options to an employee of the Company under the Employee Plan, with an exercise price equal to the fair market value of the Company’s Common Stock on the grant date, to purchase an aggregate of 1,000 shares of the Company’s Common Stock. The total options granted were valued at $10.82 per share on the grant date under the Black-Scholes option-pricing model, using the fair value assumptions noted in the table below and are being expensed over the three-year vesting period.

During the nine months ended March 31, 2011, the Company granted options to employees of the Company under the Employee Plan, with exercise prices equal to the fair market values of the Company’s Common Stock on the respective grant dates, to purchase an aggregate of 385,825 shares of the Company’s Common Stock, which included 2,200 shares underlying unvested stock options that were modified. The total options granted were valued at a weighted average value of $11.15 per share on the grant date under the Black-Scholes option-pricing model, using the fair value assumptions noted in the table below and are being expensed over the three-year vesting period applicable to all of these options.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Dividend yield	0%	0%
Expected volatility	36%	35% - 39%
Weighted average volatility	36%	37.60%
Risk-free interest rate	1.408%	.13% - 2.255%
Expected term (years)	6.37	0.25 - 7.75

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

A summary of the stock option activity under the Employee Plan for the nine months ended March 31, 2012 is as follows:

	Employee Plan			Directors’ Plan
	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Avg Exercise Price	Aggregate Intrinsic Value

Balance at June 30, 2011	1,665,937	$28.09	$1,873	141,000	$23.86	$437
Granted	1,000	$28.50		—	$—
Cancelled	(24,900)	$29.35		(9,000)	$32.00
Exercised	(38,650)	$18.93		(39,000)	$21.57

Balance at March 31, 2012	1,603,387	$28.29	$3,107	93,000	$24.04	$560

Shares vested + expected to vest	1,594,576	$28.29	$3,101	93,000	$24.04	$560

Exercisable portion	1,249,971	$28.21	$2,856	93,000	$24.04	$560

Available for future grant at March 31, 2012	1,133,655			—

Nonvested Stock Awards

Nonvested stock awards have historically been granted to the non-employee members of the Board of Directors, executive officers, certain other management of the Company and a non-employee outside consultant, pursuant to the Employee Plan, and generally vest in three equal annual installments based solely on continued employment or service, as applicable, with the Company. Nonvested stock awards are commonly referred to as restricted stock, but ASC 718 reserves that term for fully vested and outstanding shares, the sale of which is contractually or governmentally prohibited for a specified period of time. Fair value is based upon the closing price of the Company’s Common Stock on the date of grant. The following table outlines the nonvested stock awards activity for the nine months ended March 31, 2012.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

	Nonvested Stock Awarded Under the Employee Plan
	Shares	Weighted Average Price Per Share

Balance at June 30, 2011	48,729	$22.89
Granted:
Non-employee Directors	21,377	26.08
Issued:
Executive officers & management	(2,500)	17.00
Non-employee Directors	(19,619)	22.36
Forfeited:
Non-employee Directors	(5,518)	20.84

Balance at March 31, 2012	42,469	$25.36

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

On September 20, 2011, the Company granted cash-settled SARs awards to executive officers and other eligible employees under the Employee Plan. The Company granted a total of 484,900 cash-settled SARs, which are to vest over a period of three years, with a maximum term of seven years, in each case from the date of grant. On the date of grant, the per share fair market value was $7.72. The number of cash-settled SARs awarded refers to the number of shares underlying the awards.

As of March 31, 2012, the average per share fair market value of the cash-settled SARs from the September 20, 2011 grant was $9.79 and the related liability for these cash-settled SARs was $796. These cash-settled SARs will continue to be remeasured at each reporting period until all awards are settled. The Company cannot predict the market value of its Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants. Cash-settled SARs are classified as liability awards as a component of Other current liabilities on the Condensed Consolidated Balance Sheets, based on the vested status of the award, among other factors, with fluctuations in the fair market value recorded as increases or decreases in compensation cost.

During the fiscal year ended June 30, 2007, the Company had granted cash-settled SARs to eligible employees and executive officers. These awards expired in October 2011, and as of March 31, 2012, there was no remaining liability associated with these grants.

The following table outlines the cash-settled SAR activity for the nine months ended March 31, 2012.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

	Shares	Weighted Average Price Per Share
Balance at June 30, 2011	94,700	$31.35
Granted:
Executive officers	180,430	25.64
Eligible employees	304,470	25.64
Expired:
Executive officers	(94,000)	31.36
Eligible employees	(700)	29.88
Forfeited:
Eligible employees	(5,500)	25.64

Balance at March 31, 2012	479,400	$25.64

The fair value of each cash-settled SAR award is remeasured at each reporting period using the Black-Scholes option-pricing model with the assumptions noted in the following table for the nine months ended March 31, 2012 and 2011.

	Nine Months Ended March 31,
	2012	2011
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	0.625% - 0.892%	0.216% - 0.333%
Expected term (years)	4.00 - 4.50	0.78 - 1.13

Expected volatilities are based on historical volatility of the Company’s Common Stock and other factors. The Company uses historical data to estimate employee termination behavior within the valuation model; disparate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. As the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life, it uses the “simplified method” as permitted by ASC 718-10. The “simplified method” calculates the expected life of an equity award equal to the time from grant to the midpoint between the vesting date and contractual term, taking into account all vesting tranches. The risk-free rate for periods within the contractual life of the cash-settled SAR is based on U.S. treasuries with constant maturities in effect at the time of valuation.

Note 13 – Commitments and Contingencies

Certain Compensation and Employment Agreements

The Company has entered into employment agreements with each of its executive officers. As of March 31, 2012, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $2,135, from that date through the end of fiscal 2014.

Purchase Commitments

As of March 31, 2012, the Company had outstanding non-cancelable and cancelable purchase commitments in the amount of $4,818 related to inventory, capital expenditures and other goods and services.

Research and Development Contractual Obligations

The Company has entered into research and development service agreements with certain customers, pursuant to which the Company is to share certain regulatory and clinical costs associated with future research and development activities. The amounts and timing of any such future payment obligations cannot currently be determined. Research and development costs, if any, under these agreements will be expensed as they are incurred.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

Cost-Method Investment Obligations

The Company has a commitment to make an additional investment in Orteq of approximately 637 British Pounds in preferred shares of Orteq, which is payable in U.S. Dollars. As of the date the Company entered into the investment agreement, the Company estimated the future payable amount to approximate $1.0 million; however, this future amount is dependent upon the future exchange rate in effect at the date of the additional investment, upon the occurrence of future events specified within the investment agreement with Orteq. Pursuant to an ancillary agreement between the Company and Orteq entered into on August 19, 2011, the Company has the option to convert its cash advance into preferred shares to satisfy this obligation under the investment agreement. See Note 7 for additional information.

Nerites Purchase Price Obligations

Pursuant to the terms of the asset purchase agreement entered into with Nerites, the Company held back $3.0 million of the acquisition purchase price as security for certain potential indemnification obligations of Nerites, payable in two payments of $1.5 million each. The Company released the first payment of $1.5 million to Nerites in January 2012, upon the first anniversary of the acquisition date, and will release the second and final payment of $1.5 million to Nerites in January 2013, upon the second anniversary of the acquisition date, to the extent that the remaining hold-back amount is not applied toward such indemnification obligations. See Note 5 for additional information.

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

Operating Lease Commitments

As a result of the Company’s Nerites asset acquisition, the Company became party to leased space in Madison, Wisconsin. In addition, pursuant to the Company’s acquisition of certain assets of Norian, the Company entered into an 18-month sublease agreement with Synthes to rent the manufacturing space in the Company’s West Chester, Pennsylvania facility. As of March 31, 2012, the Company’s total minimum future annual rental commitment under non-cancelable operating leases was $658.

Product Liability Claims

From time to time, in the ordinary course of business, the Company has been, and in the future may be, involved in various claims, lawsuits and disputes with third parties involving various allegations against the Company, including product liability claims, and claims following therefrom, all of which may be with or without merit. The clinical testing, manufacture of the Company’s products or customers’ products and their sale entail significant risk of product liability claims. The Company carries insurance that covers many of these risks, at coverage levels the Company believes to be appropriate, relative to the potential liabilities. Additionally, the Company has indemnification provisions within certain of its agreements with customers to limit the amount of its liability, and generally is only liable under certain of its customer agreements for failure to meet the manufacturing specifications.

The Company previously disclosed that it was a named defendant in three product liability claims. With respect to the first of these claims, the Company believes it is entitled to indemnification and defense pursuant to certain customer agreements. With respect to the second claim, the Company has, along with the other named defendants, reached a settlement with the plaintiff during mediation, the terms of which are to be incorporated into a final settlement agreement. The Company’s portion of this second claim is covered by the Company’s insurance policies. The Company plans to vigorously defend against the third of these claims, and resolve expeditiously any future claims that may arise. In its third quarter ended March 31, 2012, the Company was named in a fourth product liability claim specific to a product sold by Synthes, and previously manufactured by Norian, prior to the Company’s asset acquisition of certain assets of Norian. In connection with this matter, the Company has tendered its defense to Synthes and believes it is entitled to be fully indemnified pursuant to the Asset Purchase Agreement with Synthes. Historically, the Company has not paid any amount related to product liability claims. While any litigation contains an element of uncertainty, it is reasonably possible that ultimate resolution of these claims may result in a loss. Management believes the resultant losses, if any, associated with these claims will not have a material effect on the Company’s financial position.

KENSEY NASH CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, unless otherwise noted)

(Unaudited)

Note 14 – Income Taxes

The Company accounts for taxes under the provisions of ASC Subtopic 740, “Income Taxes.” The amount of unrecognized tax benefits at March 31, 2012 was $97, of which $95 would impact the Company’s tax rate, if recognized.

Interest and penalties are included in Interest expense and Other income/expense, respectively, on the Condensed Consolidated Statements of Operations. No material interest or penalty charges were recorded for the three or nine months ended March 31, 2012.

Changes in the Company’s uncertain tax positions for the nine months ended March 31, 2012 were as follows:

Balance at June 30, 2011	$104
Increases related to prior year tax positions	10
Reduction due to lapse in statute of limitations	(17)

Balance at March 31, 2012	$97

The Company and its subsidiaries file U.S. federal and various state income tax returns. The Company is no longer subject to U.S. federal income tax examination for years prior to fiscal 2009 due to the expiration of applicable statutes of limitation. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

For the nine months ended March 31, 2012, the Company’s estimated effective tax rate was approximately 33%, which includes an estimate for the expiration of the December 2010 Congressional approval of an extension of the Research and Experimentation (R&E) Tax Credit on December 31, 2011. The Company anticipates its net effective tax rate for fiscal 2012 will be approximately 33%. In the course of estimating the Company’s annual effective tax rate and recording its quarterly income tax provision, the Company considers many factors, including its expected earnings, state income tax apportionment, estimated research and experimentation tax credits and manufacturing deductions, non-taxable interest income and other estimates. Material changes in, or differences from, these estimates, including the extension of the R&E tax credit, could have a significant impact on the Company’s effective tax rate.

Note 15 – Subsequent Event

On May 2, 2012, the Board of Directors of the Company unanimously approved, and the Company entered into, the Merger Agreement with DSM and Biomedical Acquisition Corporation, an indirect wholly-owned subsidiary of DSM (Merger Sub), pursuant to which, among other things, DSM will commence a tender offer for all the issued and outstanding shares of the Company’s Common Stock, par value $0.001 per share, subject to the terms and conditions of the Merger Agreement.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence, no earlier than May 17, 2012 and no later than May 31, 2012, a tender offer (the Offer) to acquire the issued and outstanding shares of the Company’s Common Stock for a purchase price of $38.50 per share in cash (the Offer Price). The Offer will remain open for a minimum of 20 business days from commencement, subject to possible extension on the terms set forth in the Merger Agreement. In addition, as soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the Merger), and the Company will become an indirect wholly-owned subsidiary of DSM. In the Merger, the issued and outstanding shares of the Company’s Common Stock remaining outstanding following the consummation of the Offer, other than shares held by DSM or its subsidiaries or by stockholders who have validly exercised their appraisal rights under the Delaware General Corporation Law, will be converted into the right to receive the Offer Price. The Company’s Board of Directors has resolved to unanimously recommend that the Company’s stockholders tender their shares of Common Stock pursuant to the Offer and, if applicable, for the Company’s stockholders to approve and adopt the Merger Agreement and approve the Merger.

The obligation of Merger Sub to accept for payment and pay for the shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including, among others, the expiration or early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, the absence of a Company Material Adverse Effect (as defined in the Merger Agreement), and the Merger Agreement not being terminated in accordance with its terms. It is also a condition to Merger Sub’s obligation to accept for payment and pay for the shares tendered in the Offer that more than 50% of the outstanding shares of the Company’s Common Stock on a fully-diluted basis shall have been validly tendered in accordance with the terms of the Offer and not properly withdrawn. There is no financing condition to the Offer.

The closing of the Merger is subject to the satisfaction of customary closing conditions, and, depending on the number of shares of Common Stock held by DSM, Merger Sub and their affiliates after Merger Sub’s acceptance of the shares properly tendered in connection with the Offer, approval of the Merger by holders of outstanding shares of the Company’s Common Stock.

Upon the consummation of the Offer, all unvested stock options, nonvested stock awards, and cash settled SARs will become fully vested, and in the case of nonvested stock awards, the underlying shares of the Company’s Common Stock will be issued. Upon the closing of the Merger, all then outstanding stock options and cash-settled SARs will terminate and each holder will receive in cash, subject to applicable withholding for taxes, the difference between the exercise price of the stock option or the strike price of the cash-settled SAR, as applicable, and the Offer Price, multiplied by the number of shares subject to such stock option or cash-settled SAR.

Under certain circumstances, if the Merger Agreement is terminated, the Company may be required to pay a $12.6 million termination fee to DSM.

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

AGREEMENT AND PLAN OF MERGER

On May 2, 2012, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Koninklijke DSM N.V. (DSM) and Biomedical Acquisition Corporation, an indirect wholly-owned subsidiary of DSM, pursuant to which, among other things, DSM will commence a tender offer for all the issued and outstanding shares of our Common Stock, par value $0.001 per share, and following the completion of the tender offer, DSM will acquire the remaining outstanding shares of our Common Stock through a second step merger, all upon, and subject to, the terms and conditions of the Merger Agreement. See Note 15 to the Condensed Consolidated Financial Statements included in this Form 10-Q and Item 1A. “Risk Factors,” for additional information regarding our Merger Agreement and our transaction with DSM.

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

We sell our biomaterials products to over 30 companies that ultimately sell them into the end-user marketplace. Our largest biomaterials customers include Synthes, Inc. (Synthes), which is expected to be acquired by Johnson & Johnson, Inc. in June 2012, to which we supply our porcine dermis-based extracellular matrix (ECM) products and spine, CMF and trauma products acquired through our Norian Corporation (Norian) asset acquisition, Arthrex, Inc. (Arthrex), to which we supply a broad range of sports medicine products, Stryker Corporation (Stryker), to which we supply products for use in repair of the spine and orthopaedic trauma injuries, and St. Jude Medical, Inc. (St. Jude Medical), to which we supply the collagen component of the Angio-SealTM Vascular Closure Device. We also supply biomaterials products and development expertise to other orthopaedic companies, including BioMimetic Therapeutics, Inc., Johnson & Johnson, Inc. and its subsidiaries (Johnson & Johnson), Medtronic, Inc. (Medtronic), Zimmer, Inc. (Zimmer), and Devicor Medical Products, Inc. (Devicor).

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

The table below shows our orthopaedic product, cardiovascular product, general surgery and other product sales, which for the period ended March 31, 2012, includes, among other items, cumulative sales milestone revenue, for the nine months ended March 31, 2012 and March 31, 2011, including as a percentage of our total net sales:

	Nine months ended March 31, 2012	% of Net Sales	Nine months ended March 31, 2011	% of Net Sales	% Change Prior Period to Current Period
Net Sales of
Orthopaedic Products	$36,212	75%	$16,990	50%	113%
Cardiovascular Products	2,615	5%	11,651	34%	(78%)
General Surgery Products	1,873	4%	3,122	9%	(40%)
Other Products	7,373	16%	2,137	7%	245%

Total Net Sales	$48,073	100%	$33,900	100%	42%

Our orthopaedic product sales increased 113% in the nine months ended March 31, 2012 over the comparable prior fiscal year nine-month period. This increase was primarily due to the spine, CMF and trauma product sales to Synthes resulting from our acquisition of certain operational assets relating to the business and product lines of Norian. The first quarter of the fiscal year ending June 30, 2012 (fiscal 2012), was the first full quarter of sales of these products following the Norian asset acquisition in May 2011. Excluding the sales resulting from our Norian asset acquisition, orthopaedic product sales during the nine months ended March 31, 2012 of $23.4 million increased 38% from the prior year nine-month period. We saw further growth in sales of orthopaedic products in the spine market, specifically related to increased sales to Stryker due to the impact of Stryker’s overall larger market presence and its marketing of Orthovita products, reflective of Stryker’s acquisition of Orthovita, which occurred in our fourth quarter of fiscal 2011. Additionally, sports medicine and spine product sales in the comparable nine-month period of the prior fiscal year were negatively impacted by an overall weakness in their markets and reductions in inventory levels by two of our major customers.

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

Our cardiovascular sales have historically consisted primarily of sales of Angio-Seal components to St. Jude Medical under various agreements. In fiscal 2011 and years prior, we supplied 100% of their requirements for the collagen plug, one of the key resorbable components of the Angio-Seal device, and at least 30% of their requirements for the polymer anchors under a supply agreement that expired on December 31, 2010. In June 2010, we entered into a two-year supply agreement with St. Jude Medical, effective January 1, 2011, which provided that we would be the exclusive outside supplier of the collagen plugs during the term of such agreement and required St. Jude Medical to purchase contractual minimum order levels of collagen plugs for calendar years 2011 and 2012 (the Previous Collagen Supply Agreement).

In connection with the March 16, 2012 settlement agreement with St. Jude Medical (the Settlement Agreement), we entered into a new collagen supply agreement (the 2012 Collagen Supply Agreement), which replaced and effectively extended the terms of the Previous Collagen Supply Agreement, which was set to expire on December 31, 2012. Pursuant to the 2012 Collagen Supply Agreement, we will continue to be the exclusive outside supplier of collagen plugs to St. Jude Medical for the Angio-Seal through December 2017. The 2012 Collagen Supply Agreement expands the minimum order levels to be provided over the contract term to 5.0 million cumulative units, with a minimum of 400,000 units to be provided each calendar year, beginning with calendar year 2013, over the contract term, unless the cumulative total units under the 2012 Collagen Supply Agreement have been met. In addition, pursuant to the 2012 Collagen Supply Agreement, of the 5.0 million cumulative units, St. Jude Medical has committed to purchase 400,000 units to be shipped in our first half of fiscal 2013 and 1.5 million units to be shipped during calendar year 2013.

As of April 2011, under the Previous Collagen Supply Agreement, St. Jude Medical had filled their calendar year 2011 minimum order levels of $4.0 million in collagen plugs, which were shipped in the second half of fiscal 2011. As of June 30, 2011, St. Jude Medical placed its calendar year 2012 order for approximately $6.4 million of collagen plugs, which includes $4.0 million of orders expected to be shipped in the second half of fiscal 2012 and the remainder, along with the additional 400,000 units under the 2012 Collagen Supply Agreement, as described above, in the first half of fiscal 2013. For both the three and nine months ended March 31, 2012, we recorded $2.2 million of collagen plug sales to St. Jude Medical.

See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information regarding our customer relationship with St. Jude Medical. For further disclosure regarding our royalty arrangements with St. Jude Medical, see “Royalty Income” below.

We also have developed and manufactured products used in the general surgery markets. These products primarily include products from our ECM program, as well as a resorbable collagen product for use in breast biopsies. In our fiscal year ended June 30, 2010 (fiscal 2010), we announced two strategic agreements involving our Medeor™ Matrix porcine dermis ECM material, one with Synthes, and the other with Arthrex. Synthes launched the XCM Biologic™ Tissue Matrix, initially focused on ventral hernia repair and plastic and reconstructive procedures, in the U.S. in May 2010 and outside the U.S. in August 2010. We expect to achieve increases in general surgery product sales in the remainder of fiscal 2012 in ECM product sales from continued expansion of end-user sales in the U.S., as well as markets outside the U.S.

Other product sales includes, among other items, grant revenue generated from our research and development team acquired through the Nerites Corporation (Nerites) asset acquisition. All grant revenues recorded are related to government programs under which the U.S. government funds the research of high risk, enabling technologies. Grant revenue under government programs are recognized in the period that the related expenses are incurred. Other product sales also includes milestone revenue recognized from agreements with The Spectranetics Corporation (Spectranetics), as well as other product sales to Spectranetics. Other product sales increased 245% in the nine months ended March 31, 2012 over the comparable prior fiscal year nine-month period primarily due to our achievement in our second quarter ended December 31, 2011 of a $6.0 million cumulative sales milestone payment in connection with Spectranetics reaching a cumulative $20.0 million in end-user sales of the product lines purchased by Spectranetics from us in May 2008. We recognized $5.4 million of cumulative sales milestone revenue during the nine months ended March 31, 2012 with the remaining $0.6 million deferred and to be recognized as revenue within the next three months when we complete all of our remaining performance obligations under our agreement with Spectranetics and the earnings process is deemed to be complete. In the nine months ended March 31, 2011, other product sales also include product sales to Spectranetics from our endovascular product line, which was sold to Spectranetics in May 2008. In our fourth quarter ended June 30, 2011, Spectranetics assumed manufacturing responsibility of the ThromCat products. Therefore, fiscal 2011 was the final fiscal year in which we expected to have significant product revenues from the Endovascular business, other than milestone payments.

During the quarter ended March 31, 2012, we entered into an agreement with Spectranetics, pursuant to which we received in March 2012 a final upfront cash milestone payment of $1.7 million from Spectranetics in connection with our product development efforts. This milestone will be recognized during the fourth quarter of fiscal 2012 when we satisfy our performance obligations under the terms of the agreement entered into in March 2012. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our customer relationship with Spectranetics.

Royalty Income

We also derive a significant portion of our revenue and profitability from royalty income from proprietary products that we have developed or co-developed.

Angio-SealTM Royalty Income. We are the inventor and original developer of the Angio-Seal device, a vascular closure device that reduces recovery time and enhances patient comfort following both diagnostic and therapeutic cardiovascular catheterizations. St. Jude Medical has the exclusive worldwide rights for the development, manufacturing and sales and marketing of the Angio-Seal device. Historically, we have received a royalty on end-user product sales by St. Jude Medical. Royalty income for prior periods through December 31, 2011 was recorded when the relevant total net end-user product sales were reported by St. Jude Medical to us and at the rate at which St. Jude Medical was actually paying royalties.

Royalty income for the quarter ended March 31, 2012 includes royalty income pursuant to the Settlement Agreement entered into with St. Jude Medical on March 16, 2012. We will receive a fixed amount of future royalties totaling $39.0 million from St. Jude Medical, payable in 12 equal quarterly payments beginning March 31, 2012. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our customer relationship with St. Jude Medical. We are recognizing the $39.0 million as royalty income on a straight line basis from January 2012 through April 2014, which is the expiration date of the last to expire of patents exclusively licensed by us to St. Jude Medical.

Vitoss™ Foam, Vitoss™, and Vitoss™ Bioactive Foam Royalty Income. Since 2003, we have partnered with Orthovita, which was acquired by Stryker in June 2011, to co-develop a series of unique and proprietary bone void filler products, branded VitossTM Foam, the first of which was launched in March 2004, and the most recent of which, VitossTM Bioactive Foam technology, was launched during the fourth quarter of fiscal 2008. We receive a royalty on Stryker’s end-user sales of VitossTM Foam and VitossTM Bioactive Foam products. In addition, in August 2004, we entered into an agreement to acquire the proprietary rights of a third party inventor of the VitossTM technology for $2.6 million (the Assignment Agreement). Under the Assignment Agreement, we received an additional royalty on the end-user sales of all Orthovita products containing the VitossTM technology, up to a total royalty to be received of $4.0 million, with less than $0.1 million received in the nine months ended March 31, 2012. As of July 2011, we had received the full amount of the $4.0 million royalty under the Assignment Agreement and, therefore, we will no longer receive this royalty under the Assignment Agreement. We believe the unique technology associated with the VitossTM Foam and VitossTM Bioactive Foam products, including product extensions, as well as Stryker’s worldwide marketing efforts, will result in the Orthovita component of our royalty income continuing to grow over the next fiscal year.

We have other royalty generating relationships, none of which materially contributes to revenue at this time, but which we expect to provide increased revenue as the related products gain market acceptance and additional products are commercialized.

Share-Based Compensation

The following table summarizes share-based compensation expense within each operating expense category of our Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011:

	Share-Based Compensation
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of products sold	$286	$231	$717	$729
Research and development	609	361	1,407	1,236
Selling, general and administrative	522	322	1,246	1,193

Total share-based compensation expense	$1,417	$914	$3,370	$3,158

Share-based compensation expense consists of (a) stock options granted to employees and executive officers, (b) nonvested stock awards (i.e., restricted stock) granted to non-employee members of our Board of Directors and an executive officer and (c) cash-settled stock appreciation rights (SARs) granted to employees and executive officers of our Company. We cannot predict the market value of our Common Stock at the time of exercise for these grants, nor the magnitude of exercises at any particular time over the terms of these grants. Our cash-settled SARs, which are classified as current liability awards, have been, and will continue to be, remeasured at each reporting period until all awards are settled. Fluctuations in the fair value of a liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. See Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our share-based compensation.

Strategic Acquisitions and Investments

During fiscal 2011, in separate transactions, we broadened our product and technology portfolio both through successful investments in our internal research and development programs and strategic acquisitions of Nerites and Norian, a subsidiary of Synthes, as well as our strategic investment in Orteq Ltd. Please refer to our Form 10-K for fiscal 2011 and Note 5 and 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for further information on these transactions.

See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for risks, uncertainties and other factors that could impact the success of our products relating to these strategic acquisitions and our strategic investment in Orteq.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. We have identified the following as our critical accounting policies: revenue recognition, accounting for share-based compensation, accounting for investments in debt securities, business combinations, cost-method investments, valuation of financial instruments, inventory valuation and income taxes. Our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since June 30, 2011. See also Note 1 to our Condensed Consolidated Financial Statements for the nine months ended March 31, 2012 set forth herein.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2012 and 2011

Total Revenues. Total revenues of $22.2 million for the three months ended March 31, 2012 increased 19% from total revenues of $18.6 million for the three months ended March 31, 2011.

Total Net Sales. Net sales increased 33% to $16.1 million in the three months ended March 31, 2012, compared to net sales of $12.1 million in the three months ended March 31, 2011. Net sales include revenue recognized from products shipped or services completed and grant revenue, as well as revenue generated from product development programs with and milestone revenue earned from customers.

Orthopaedic sales of $11.6 million for the three months ended March 31, 2012 increased 68% from $6.9 million in the comparable period of the prior fiscal year. Excluding sales from our May 2011 acquisition of certain operational assets and certain liabilities relating to the business and product lines of Norian, orthopaedic sales of $8.0 million for the three months ended March 31, 2012 increased 16% from the prior year comparable quarter. Both sports medicine and spine product sales in the prior year third quarter were negatively impacted by an overall weakness in the markets and reductions in inventory levels by two of our major customers. Sports medicine product sales of $4.8 million for the three months ended March 31, 2012 increased 33% from $3.6 million in the comparable period for the prior fiscal year. The increase from the prior year comparable quarter sales was primarily due to recent approvals for our largest sports medicine customer’s products in markets outside the United States. Spine product sales of $4.1 million, including $1.0 million in product sales resulting from our Norian asset acquisition, for the three months ended March 31, 2012 increased 29% from $3.2 million in the comparable period of the prior fiscal year. Sales of trauma and CMF products, consisting almost entirely of $2.6 million in sales resulting from the Norian asset acquisition, increased to $2.7 million in the quarter ended March 31, 2012 from $0.1 million in the prior year comparable quarter.

Cardiovascular sales of $2.3 million for the three months ended March 31, 2012 decreased 29% from $3.3 million in the prior year comparable quarter. The decrease in sales of Angio-Seal components to St. Jude Medical was primarily attributable to ordering patterns under our Previous Collagen Supply Agreement that became effective January 1, 2011 which required St. Jude Medical to purchase contractual minimum order levels of collagen plugs for calendar years 2011 and 2012 of which we recorded sales on those orders that were shipped. See “Net Sales” above for a further discussion of sales under the Previous Collagen Supply Agreement for calendar years 2011 and 2012.

General surgery sales of $0.8 million for the three months ended March 31, 2012, decreased 28% from $1.1 million in the comparable period of the prior fiscal year primarily due to inventory stocking orders from Synthes in the second quarter of fiscal 2011 related to the launch of our ECM product, XCM BiologicTM Tissue Matrix, marketed by Synthes. Sales of ECM products were $0.6 million in the third quarter of fiscal 2012, compared to $0.8 million in the comparable period of the prior fiscal year.

Other product sales of $1.3 million for the three months ended March 31, 2012 increased from $0.8 million in the comparable period of the prior fiscal year. In our second quarter ended December 31, 2011, we achieved a $6.0 million cumulative sales milestone payment in connection with Spectranetics reaching a cumulative $20.0 million in end-user sales of the product lines purchased by Spectranetics from us in May 2008. In the three months ended March 31, 2012, we recognized $0.4 million of deferred cumulative sales milestone revenue. In each of the quarters ended March 31, 2012 and 2011, we also recognized revenue of $0.1 million for two other milestones achieved in the fiscal year ended June 30, 2009 under our Development and Regulatory Service Agreement with Spectranetics. Other product sales in the three months ended March 31, 2012 and 2011 also included $0.4 million and $0.2 million, respectively, of grant revenue related to research and development programs with the U.S. government.

Royalty Income. Royalty income of $6.1 million in the three months ended March 31, 2012 decreased 6% from $6.5 million in the three months ended March 31, 2011.

Royalty income of $4.1 million from St. Jude Medical relating to the Angio-Seal device recognized in the quarter ended March 31, 2012 decreased 16% from $4.9 million in the same period of the prior fiscal year. This decrease in royalty income is primarily the result of royalty income becoming a fixed amount pursuant to the Settlement Agreement with St. Jude Medical, as compared to being based on a percentage of St. Jude Medical’s sales of the Angio-Seal device. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our customer relationship with St. Jude Medical. Royalty income for the prior three months ended March 31, 2011 was based on an approximate royalty rate of 6% of total net end-user sales reported by St. Jude Medical. Royalty income of $1.7 million from Stryker’s net end-user sales of Vitoss™ products in the three months ended March 31, 2012 increased 20% from $1.3 million in the same period of the prior fiscal year.

Cost of Products Sold.

	Three Months Ended 3/31/2012	Three Months Ended 3/31/2011	% Change Prior Period to Current Period
Cost of products sold (in thousands)	$7,868	$5,707	38%
Gross Margin on Net Sales	51%	53%

Cost of products sold was $7.9 million in the three months ended March 31, 2012, which represented an increase of $2.2 million, or 38%, from cost of products sold in the three months ended March 31, 2011. Gross margin on net sales was 51% for the three months ended March 31, 2012 and 53% for the same period of the prior fiscal year. Negative factors affecting our gross margin in the three months ended March 31, 2012, included a change in product mix attributed to higher trauma and CMF products sales, as a result of our Norian asset acquisition, and higher sports medicine product sales as compared to the same period of the prior fiscal year, of which both have lower margins, as well as lower cardiology product sales as compared to the same period of the prior fiscal year, which have higher margins. Offsetting this reduction in our gross margin on sales for the three months ended March 31, 2012 was our recognition of milestone revenue of $0.4 million recorded in the three months ended March 31, 2012 related to our achievement of the total $6.0 million cumulative sales milestone payment in connection with Spectranetics reaching a cumulative $20.0 million in end-user sales from the product lines purchased by Spectranetics from us in May 2008, which increased our gross margin on sales for the three months ended March 31, 2012 by one percentage point.

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

Research and Development Expense.

	Three Months Ended 3/31/2012	Three Months Ended 3/31/2011	% Change Prior Period to Current Period
Research & Development (in thousands)	$6,258	$4,531	38%

Research & Development as a % of Revenue	28%	24%

Research and development expense was $6.3 million in the three months ended March 31, 2012, an increase of $1.7 million, or 38%, from $4.5 million in the three months ended March 31, 2011. Research and development expense primarily increased due to an increase in expense related to our ECM and adhesives research and development efforts, as well as an increase in patent-related costs. Research and development expense was 28% of our total revenue for the three months ended March 31, 2012 and 24% of revenue for the three months ended March 31, 2011.

Selling, General and Administrative Expense.

	Three Months Ended 3/31/2012	Three Months Ended 3/31/2011	% Change Prior Period to Current Period

Selling, General and Administrative (in thousands)	$3,331	$2,223	50%

Selling, General and Administrative as a % of Revenue	15%	12%

Selling, general and administrative expense of $3.3 million in the three months ended March 31, 2012 increased $1.1 million, or 50%, from selling, general and administrative expense of $2.2 million in the three months ended March 31, 2011. This increase was primarily due to amortization and administrative transition services related to the Norian acquisition and an increase in outside professional fees. The increase in outside professional fees in the three months ended March 31, 2012 was primarily related to approximately $0.3 million in legal costs associated principally with the Settlement Agreement with St Jude Medical.

Acquired in-process research and development. During the prior fiscal year quarter ended March 31, 2011, in connection with our asset acquisition of Nerites, we allocated approximately $18.2 million of the cost of the acquisition to in-process research and development, which was charged to expense in our third quarter of fiscal 2011 because, at the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. At the acquisition date, Nerites had spent approximately $14.2 million on ongoing research initiatives targeted at developing three potential platform technologies that they had been researching: liquid adhesives/sealants, thin film adhesives and anti-fouling/anti-bacterial coating capabilities. See Note 5 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Nerites asset acquisition.

Interest Income. Interest income of $0.1 million in the three months ended March 31, 2012 remained consistent with that of the comparable prior fiscal year quarter.

Interest Expense. Interest expense in the three months ended March 31, 2012 and 2011 was $0.5 million. We have borrowed $35.0 million under our Secured Commercial Mortgage (the Mortgage) with Citibank, F.S.B. The Mortgage is hedged by a fixed interest rate swap agreement (the Swap) bearing interest at a rate of 6.44%. The Mortgage balance was $28.9 million as of March 31, 2012. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Income Tax Expense/Benefit. Our income tax expense for the three months ended March 31, 2012 was approximately $1.4 million, resulting in an effective tax rate of approximately 32%. Our income tax benefit for the three months ended March 31, 2011 was approximately $4.5 million, resulting in an effective tax rate of approximately (36%), which is reflective of the reduction in fiscal 2011 net income as result of the acquired IPR&D charge expensed during the third quarter of fiscal 2011 in connection with our asset acquisition of Nerites, accounted for in accordance with FASB ASC Topic 730, “Research and Development.” We anticipate our net effective tax rate for fiscal 2012 will be approximately 33%. See Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

Comparison of Nine Months Ended March 31, 2012 and 2011

Total Revenues. Total revenues of $65.2 million for the nine months ended March 31, 2012 increased 23% from total revenues of $52.9 million for the nine months ended March 31, 2011.

Total Net Sales. Net sales increased 42% to $48.1 million in the nine months ended March 31, 2012, compared to net sales of $33.9 million in the nine months ended March 31, 2011.

Orthopaedic sales of $36.2 million for the nine months ended March 31, 2012 increased 113% from $17.0 million in the comparable period of the prior fiscal year. Excluding sales from our May 2011 Norian asset acquisition, orthopaedic sales of $23.4 million for the nine months ended March 31, 2012 increased 38% from the prior year comparable period. Both sports medicine and spine product sales in the prior year were negatively impacted by an overall weakness in the markets and reductions in inventory levels by two of our major customers. Sports medicine product sales of $11.6 million for the nine months ended March 31, 2012 increased 30% from $8.9 million in the comparable period of the prior fiscal year, primarily due to a recovery from the effect of reductions in customer inventory levels in the prior year and recent approvals by our largest sports medicine customer’s products in markets outside the United States. Spine product sales of $14.5 million, including $3.0 million in product sales resulting from our Norian asset acquisition, for the nine months ended March 31, 2012, increased 88% from $7.7 million in the comparable period for the prior fiscal year. We believe the increase in spine product sales was primarily due to the impact of Stryker’s June 2011 acquisition of Orthovita, our strategic partner, as a result of Stryker’s significantly larger sales force and broader distribution channels relative to Orthovita. Sales of trauma and CMF products, consisting almost entirely of $9.8 million in sales resulting from the Norian asset acquisition, increased to $10.1 million in the nine months ended March 31, 2012 from $0.4 million in the prior year comparable period.

Cardiovascular sales of $2.6 million for the nine months ended March 31, 2012 decreased 78% from $11.7 million in the prior year comparable period. The decrease in sales of Angio-Seal components to St. Jude Medical was primarily attributable to ordering patterns under our Previous Collagen Supply Agreement with St. Jude Medical, as described above.

General surgery sales of $1.9 million for the nine months ended March 31, 2012 decreased 40% from $3.1 million in the comparable period of the prior fiscal year primarily due to inventory stocking orders from Synthes in fiscal 2011 related to the launch of our ECM product, XCM BiologicTM Tissue Matrix, marketed by Synthes. Sales of ECM products were $1.0 million in the first nine months of fiscal 2012, compared to $2.4 million in the comparable period of the prior fiscal year.

Other product sales of $7.4 million for the nine months ended March 31, 2012 increased 245% from $2.1 million in the comparable period of the prior fiscal year. As previously disclosed, in the quarter ended December 31, 2011, we achieved a $6.0 million cumulative sales milestone payment in connection with Spectranetics reaching cumulative $20.0 million in end-user sales of the product lines purchased by Spectranetics from us in May 2008. In the nine months ended March 31, 2012, we recognized $5.4 million of cumulative sales milestone revenue. In each of the nine months ended March 31, 2012 and 2011, we also recognized revenue of $0.5 million for two other milestones achieved in the fiscal year ended June 30, 2009 under our Development and Regulatory Service Agreement with Spectranetics. Offsetting the milestone revenue increase, was the decrease in product sales to Spectranetics as the manufacturing of endovascular products was assumed by Spectranetics in June 2011. Other product sales for the nine months ended March 31, 2012 and 2011 also included $0.6 million and $0.2 million, respectively, of grant revenue related to research and development programs with the U.S. government.

Royalty Income. Royalty income of $17.1 million in the nine months ended March 31, 2012 decreased 10% from $19.0 million in the nine months ended March 31, 2011.

Royalty income of $12.1 million from St. Jude Medical relating to the Angio-Seal device in the nine-month period ended March 31, 2012 decreased 16% from $14.4 million in the same period of the prior fiscal year. Royalty income for the nine months ended March 31, 2012 consisted of royalty income for the six months ended December 31, 2011 recognized upon total net end-user product sales reported by St. Jude Medical at an approximate royalty rate of 6% through mid-November 2011 and at a royalty rate of 2% for U.S. and certain international end-user Angio-Seal sales from mid-November 2011 through December 31, 2011, as well as royalty income recognized for the three months ended March 31, 2012 as a result of royalty income becoming a fixed amount pursuant to the Settlement Agreement with St. Jude Medical. See Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our customer relationship with St. Jude Medical. Royalty income for the prior nine months ended March 31, 2011 was based on a royalty rate of 6% of total net end-user sales reported by St. Jude Medical.

Royalty income of $4.5 million from Stryker’s net end-user sales of Vitoss™ Foam and Vitoss™ Bioactive Foam products in the nine months ended March 31, 2012 increased 16% from $3.9 million in the same period of the prior fiscal. This increase was offset by a $0.4 million decrease from the prior year comparable period in the royalty under the Assignment Agreement based upon Vitoss™ technology that expired in July 2011.

Cost of Products Sold.

	Nine Months Ended 3/31/2012	Nine Months Ended 3/31/2011	% Change Prior Period to Current Period
Cost of products sold (in thousands)	$23,930	$16,267	47%
Gross Margin on Net Sales	50%	53%

Cost of products sold was $23.9 million in the nine months ended March 31, 2012, a $7.7 million, or 41%, increase from $16.3 million in the nine months ended March 31, 2011. Gross margin on net sales was 50% for the nine months ended March 31, 2012 and 53% for the same period of the prior fiscal year. Negative factors affecting our gross margin in the nine months ended March 31, 2012, included a change in product mix attributed to higher trauma and CMF products sales, as a result of our Norian asset acquisition, and sports medicine product sales as compared to the same period of the prior fiscal year, of which both have lower margins, as well as lower cardiology product sales as compared to the same period of the prior fiscal year, which have higher margins. Additionally contributing to a lower gross margin in the nine months ended March 31, 2012 was the Norian inventory step-up charge of $1.0 million, as described below. Offsetting this reduction in our gross margin on net sales for the nine months ended March 31, 2012 was our recognition of milestone revenue of $5.4 million recorded in the nine months ended March 31, 2012 related to the achievement of the total $6.0 million cumulative sales milestone payment in connection with Spectranetics reaching cumulative $20.0 million in end-user sales, as described above, which increased our gross margin on sales for the nine months ended March 31, 2012 by six percentage points.

In connection with our Norian asset acquisition in May 2011, we recorded the purchase accounting adjustment of the fair value of acquired inventory, commonly referred to as “stepped-up value,” of $1.3 million, representing the estimated capitalized manufacturing profit in acquired inventory. This non-recurring, non-cash charge to cost of products sold was recognized over the five-month inventory turn-over period of June 2011 through October 2011, as the capitalized manufacturing profit added to inventory under purchase accounting was sold within the same five months after the acquisition date.

Research and Development Expense.

	Nine Months Ended 3/31/2012	Nine Months Ended 3/31/2011	% Change Prior Period to Current Period

Research & Development (in thousands)	$17,030	$12,778	33%

Research & Development as a % of Revenue	26%	24%

Research and development expense of $17.0 million in the nine months ended March 31, 2012 increased $4.3 million, or 47%, from $12.7 million in the nine months ended March 31, 2011. Research and development expense primarily increased due to an increase in expense related to our ECM and adhesives research and development efforts, as well as an increase in patent-related costs and personnel related expenses. Research and development expense was 26% of our total revenue for the nine months ended March 31, 2012 and 24% of revenue for the nine months ended March 31, 2011.

Selling, General and Administrative Expense.

	Nine Months Ended 3/31/2012	Nine Months Ended 3/31/2011	% Change Prior Period to Current Period

Selling, General and Administrative (in thousands)	$8,850	$6,587	34%

Selling, General and Administrative as a % of Revenue	14%	12%

Selling, general and administrative expense of $8.8 million in the nine months ended March 31, 2012 increased $2.3 million, or 34%, from $6.6 million in the nine months ended March 31, 2011. This increase was primarily due to amortization and administrative transition services related to the Norian acquisition, an increase in outside professional fees and personnel related expenses. The increase in outside professional fees in the nine months ended March 31, 2012 was primarily related to approximately $0.6 million in legal costs, associated principally with the Settlement Agreement with St. Jude Medical.

Interest Income. Interest income decreased by 50% to $0.2 million in the nine months ended March 31, 2012 from $0.4 million in the same period of the prior fiscal year. This decrease was due to a decrease in our average cash and investment balances from the same period of the prior fiscal year primarily due to our use of cash for strategic acquisitions during the second half of fiscal 2011.

Interest Expense. Interest expense in the nine months ended March 31, 2012 of $1.4 million decreased 7% from $1.5 million in the same period of the prior fiscal year due to the lower outstanding Mortgage balance. See Note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the Mortgage and the Swap.

Other Income/Expense. Other Income in the nine months ended March 31, 2012 was negligible and decreased by $0.1 million from the same period of the prior fiscal year. This decrease was primarily due to the realized gain on the sale of selected available-for-sale municipal obligations during the nine months ended March 31, 2011.

Income Tax Expense/Benefit. Our income tax expense for the nine months ended March 31, 2012 was $4.6 million, resulting in an effective tax rate of approximately 33% for the nine-month period. Our income tax benefit for the nine months ended March 31, 2011 was approximately $1.1 million, resulting in an effective tax rate of approximately (57%) for the nine-month period, which is primarily the result of the acquired IPR&D charge expensed during the third quarter of fiscal 2011 in connection with our asset acquisition of Nerites, accounted for in accordance with FASB ASC Topic 730, “Research and Development” as well as the retroactive adjustments we recorded to our tax provision during our second fiscal quarter ended December 31, 2011 as a result of the December 2010 Congressional approval of an extension of the Research & Experimentation (R&E) Tax Credit. The R&E Tax Credit was retroactive to January 1, 2010. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and investments were $39.4 million as of March 31, 2012, an increase of $17.4 million from our balance of $21.9 million at June 30, 2011, the end of our prior fiscal year. Our working capital was $38.9 million as of March 31, 2012, a decrease of $8.0 million from our working capital of $46.9 million at June 30, 2011, primarily related to payments made and due associated with our fiscal 2011 strategic acquisitions.

Operating Activities

Net cash provided by our operating activities was $26.0 million in the nine months ended March 31, 2012. For the nine months ended March 31, 2012, we had net income of $9.5 million, non-cash depreciation and amortization of $5.7 million, a net effect of non-cash employee share-based compensation and related tax events of $3.4 million and a change in deferred income taxes of $1.6 million.

Cash provided by operations as a result of changes in asset and liability balances was $8.9 million. This was a result of an increase in accounts payable and accrued expenses of $2.9 million, principally associated with increases in personnel benefits, legal costs and federal taxes payable, and deferred revenue of $2.0 million, stemming from milestone payments from Spectranetics. Also contributing to the cash provided by operations were decreases in our accounts receivable balances of $1.7 million, principally attributed to reduced royalty income from St. Jude Medical, decreases in our inventory balance of $1.5 million, primarily associated with the Norian inventory step-up, and decreases in our prepaid expenses and other assets of $0.9 million, primarily related to the prepayment of our health insurance in fiscal 2011, which was not prepaid in fiscal 2012.

Investing Activities

Cash used in investing activities was $9.7 million for the nine months ended March 31, 2012. This use of cash was primarily the result of net investment activity of $3.5 million related to $7.1 million of purchased investments, offset by $3.6 million of cash maturities and redemptions of investments within our investment portfolio. We used cash of $2.6 million to continue to expand our research and development and manufacturing capabilities and improve our information technology systems. In January 2012, upon the first anniversary of our asset acquisition of Nerites, we released $1.5 million of the hold-back amount under the terms of the Asset Purchase Agreement. In addition, we made a $0.6 million payment to a vendor for exclusivity rights recorded as an intangible asset. In August 2011, we made a $1.1 million cash advance to Orteq, structured as convertible debt and in January 2012 we made an additional cost-method investment in Orteq of $0.5 million. See Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q for additional information on our cost-method investment in Orteq.

Financing Activities

Cash used in financing activities was $1.9 million for the nine months ended March 31, 2012. This amount was primarily the result of our initial cash dividend paid to holders of our Common Stock in February 2012 in an aggregate amount of $2.2 million and $1.1 million in repayments of long-term debt. These decreases in cash were offset in part by net cash proceeds of approximately $1.3 million from the exercise of share-based awards, of which $0.4 million of the exercised shares were exchanged in a non-cash net share settlement.

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

Dividends

On January 3, 2012, our Board of Directors declared an initial cash dividend of $0.25 per share of our Common Stock, payable to stockholders of record on January 31, 2012. The total dividend payment of $2.2 million was distributed on February 29, 2012.

On March 13, 2012, our Board of Directors declared a cash dividend of $0.25 per share of our Common Stock, payable to stockholders of record on April 30, 2012. The dividend will be paid on May 31, 2012 and the total dividend payment is expected to approximate $2.2 million.

Our Board of Directors adopted a dividend policy in January 2012, whereby the Board of Directors expected to declare a total annual dividend of $1.00 per share of our Common Stock, to be paid in equal quarterly installments, commencing with the dividend announced on January 3, 2012. However, under the Merger Agreement entered into with DSM, we are not permitted to (without the consent of DSM), and we do not intend to, declare any additional dividends on our Common Stock during the pendency of the transaction. See Note 15 to the Condensed Consolidated Financial Statements included in this Form 10-Q and Item 1A. “Risk Factors,” for additional information regarding our Merger Agreement and our transaction with DSM. Previously, there were no covenant restrictions on dividends declared to our stockholders. No dividends were declared in the first half of fiscal 2012 or in fiscal 2011.

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

We continue to believe our current cash and investment balances and expected future cash generated from operations will be sufficient to meet our operating, financing and capital requirements for the next 12 months, which will include the cash disbursements related to any declared dividends, as well as deferred acquisition payments pursuant to the terms of the asset purchase agreements entered into with Norian and Nerites (See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q). Although we believe our cash and investment balances will also be sufficient on a longer term basis, that will depend on numerous factors, including the following: continuation of our existing customer relationships and royalty streams; market acceptance of our existing and future products; the successful commercialization of products in development; the costs associated with that commercialization; progress in our product development efforts; the magnitude and scope of such efforts; progress with pre-clinical studies, future clinical trials and product clearance by the FDA and other agencies; the cost and timing of our efforts to expand our manufacturing, sales, and marketing capabilities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; competing technological and market developments; the development of strategic alliances for the marketing of certain of our products; and the cost of entering into any future acquisitions or other similar strategic transactions.

On May 26, 2011, we entered into a $35.0 million revolving credit facility (Revolving Credit Facility) with Wells Fargo Bank, National Association (Wells Fargo). During the first nine months of fiscal 2012, we had no borrowings under the Revolving Credit Facility. As of March 31, 2012, the outstanding principal under the Mortgage was $28.9 million. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q. As of March 31, 2012, we were in compliance with all of our affirmative, restrictive and financial maintenance covenants relating to our Mortgage and Revolving Credit Facility.

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

Contractual Obligations and Other Contingent Commitments

Presented below is a summary of our approximate aggregate contractual obligations and other contingent commitments at March 31, 2012, for future payments under contracts and other contingent commitments, for fiscal 2012 and beyond:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Secured Commercial Mortgage	$28,933	$1,400	$2,800	$2,800	$21,933
Interest on Mortgage	19,614	1,842	3,421	3,064	11,287
Operating Lease Obligations (2):	658	648	10	—	—
Purchase Obligations (3):	4,818	4,818	—	—	—
Other Obligations:
Cost Method Invesment (4)	1,000
Employment Agreements (5)	2,134	1,292	842	—	—
Research and Development Contractual Obligations (6)	—	—	—	—	—
Other Long-Term Liabilities Reflected on Consolidated Balance Sheet Under U.S. GAAP
Deferred Revenue Non-Current (7)	2,065	—	628	628	809
Other Non-Current Liabilities (8)	5,142
Nerites Corporation Purchase Price Obligation (9)	1,500	1,500	—	—	—
Norian Corporation Purchase Price Obligation (10)	14,000	14,000	—	—	—
ASC 740 FIN 48 Tax Obligations (11)	—	—	—	—	—

Total Contractual Obligations	$80,713	$26,349	$7,701	$6,492	$34,029

These obligations are related to the Mortgage and other agreements that are legally binding and enforceable against us.

(1)	The long-term debt obligations consist of principal and interest on the Mortgage outstanding principal balance of $28.9 million as of March 31, 2012. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), the future interest obligations are not recorded on our Condensed Consolidated Balance Sheet. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(2)	We have become party to certain operating leases, to which Nerites was previously a party for the leased space in Madison, Wisconsin, and for which the minimum lease payments of approximately $0.1 million are presented. Further, pursuant to our acquisition of certain assets of Norian, we entered into an 18-month agreement with Synthes to sublease from them manufacturing space in the West Chester, Pennsylvania facility (which we purchased and leased back to Synthes), for which the remaining minimum lease payments of $0.5 million are presented.
(3)	These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(4)	Under the investment agreement with Orteq, we have committed to make an additional minority equity investment of approximately 0.6 million British Pounds in preferred shares of Orteq, which is payable in U.S. Dollars, if Orteq receives approval or conditional approval from the FDA to conduct an investigational device exemption for a product pivotal trial by the second anniversary of the our initial investment, which is December 21, 2012, or otherwise at our option prior to December 21, 2012. As of the date we entered into the investment agreement, we estimated the future payable amount to approximate $1.0 million; however, this future amount is dependent upon the future exchange rate in effect at the date of the additional investment. Pursuant to an ancillary agreement between us and Orteq, we have the option to convert our cash advance into preferred shares to satisfy this obligation under the investment agreement. Our ownership in Orteq is expected to continue to be less than 20% upon the additional investment.
(5)	We have entered into employment agreements with each of our executive officers. As of March 31, 2012, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through fiscal 2014. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(6)

We entered into research and development service agreements with certain other customers which provide that we are to share certain regulatory and clinical costs associated with future research and development activities. We are unable to reliably estimate the amount and timing of these costs because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. The amounts and timing of any such future payment obligations cannot currently be determined, and therefore, are not included in the table above. In accordance with U.S. GAAP, these obligations are not recorded on our Condensed Consolidated Balance Sheets.
(7)	Non-current deferred revenue includes milestone payments received by us pursuant to customer agreements, as well as advance payments from customers for future services. Several of these deferred milestone revenues are non-refundable and may not require future performance from us. These liabilities are recorded in accordance with U.S. GAAP, and are recorded on our Condensed Consolidated Balance Sheets.
(8)	This value represents the estimated amount we would pay to terminate the Swap if we were to prepay the Mortgage. We currently do not intend to prepay the Mortgage and, therefore, are unable to reliably estimate the period of cash settlement of the Swap, if any. In accordance with U.S. GAAP, this liability is recorded on our Condensed Consolidated Balance Sheets. See Note 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q.
(9)	Under the Asset Purchase Agreement with Nerites, entered into on January 28, 2011, we acquired substantially all of the assets and certain operational liabilities of Nerites for approximately $20.0 million, of which approximately $16.7 million was paid at the acquisition date, with the remaining approximately $3.0 million held back under the terms of the acquisition as security for certain potential indemnification obligations; of such hold-back amount, $1.5 million was released to Nerites in January 2012, following the first anniversary of the acquisition date, and the remaining $1.5 million will be released on the second anniversary of the acquisition date, to the extent that such hold-back amount is not applied toward such indemnification obligations.
(10)	Under the Asset Purchase Agreement with Norian, entered into on May 24, 2011, we acquired certain operational assets and certain liabilities of Norian for approximately $26.0 million, of which approximately $12.0 million was paid at the acquisition date. We will pay the remaining $14.0 million on the earlier of the date on which the transfer of manufacturing operations from the purchased West Chester, Pennsylvania facility to our facility located in Exton, Pennsylvania has been completed or the 18-month anniversary of the acquisition date.
(11)	Liabilities for uncertain tax positions in the aggregate amount of approximately $0.1 million have been omitted from the table above due to an inability to reliably estimate the period of cash settlement of these liabilities. See Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors, most of which have been described in greater detail in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, include but are not limited to the following:

•

risks and uncertainties relating to our proposed acquisition by DSM, including the risk that the conditions to the tender offer and/or the merger will not be satisfied or the transaction will not otherwise be completed; the potential negative impact on our business, employee and customer relationships and the market price of our common stock in the event we fail to complete the transaction; and potential disruption to, and other adverse consequences with respect to, our business during the pendency of the transaction.

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

•	Synthes’ success in selling our extracellular matrix products, and future market acceptance of our biomaterials products;

•	the risk that our relationship with Orteq will not be successful and our investment in Orteq may become impaired;

•	the competitive markets for our products and our ability to respond more quickly than our competitors to new or emerging technologies and changes in customer requirements;

•	the acceptance of our products by the medical community or new technology introduced replacing our products;

•	the loss of, or interruption of supply from, key vendors;

•	the successful initiation and completion of clinical trials to support regulatory approval of future generations of our existing products and new products;

•	risks that we have problems manufacturing and delivering our biomaterials products to our customers;

•	our ability to scale up the manufacturing of our products to accommodate sales volumes;

•	our dependence on our customers for planning their inventories, marketing and obtaining regulatory approval for their products;

•	our dependence on key vendors and personnel;

•	our use of hazardous materials, which could expose us to future environmental liabilities;

•	international market risks that could harm future international sales of our products and our customers;

•	the unpredictability of our future operating results;

•	risks related to product recalls of, and other manufacturing issues relating to, ours or our partners’ biomaterials and endovascular products;

•	risks related to our intellectual property, including patents, proprietary rights and trademarks;

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

Investment Portfolio

Our investment portfolio consists of high quality municipal securities. The majority of these investments have maturities ranging from less than one year to approximately two years. We mitigate default risk by investing in what we believe are safe and high credit quality securities and by monitoring the credit rating of investment issuers. Our portfolio includes only securities with secondary or resale markets. We have an audit committee-approved investment strategy, which currently limits the duration and types of our investments. These available-for-sale securities are subject to interest rate risk and decreases in market value if interest rates increase. As of March 31, 2012, our total investment portfolio consisted of approximately $14.8 million of investments. While our investments generally may be sold at any time because the portfolio includes available-for-sale securities with secondary or resale markets, we generally hold securities until the earlier of their call date or their maturity. We do not expect our results of operations or cash flows to be materially impacted due to a sudden change in interest rates. We review our investments to identify and evaluate investments that have an indication of possible impairment. We have no intent to sell any of these investments until a recovery of their respective fair values, which may be at maturity, and we have no current requirement to sell any of these investments. Additional information regarding our investments is located in Note 2 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

On May 26, 2011, we entered into a Loan and Agency Agreement (the Credit Agreement) with Wells Fargo, which provides for a three-year, unsecured revolving credit facility of $35.0 million (See Note 9 to the Consolidated Financial Statements included in this Form 10-Q). Under the terms of the Credit Agreement, we may borrow up to the aggregate amount of the unused commitment under the Revolving Credit Facility. The maturity date for the Revolving Credit Facility is May 25, 2014. Our objective in entering into the Credit Agreement was to have available resources that may be used for the working capital and general corporate purposes of the Company, including permitted acquisitions and capital expenditures. As of March 31, 2012, there were no borrowings under the Revolving Credit Facility. If interest rates were to fluctuate, there is a risk that any outstanding balance would be impacted by the prevailing rate, which could further impact our ability to repay the outstanding balance.

Foreign Currency Exchange Rate Risk

A portion of the Company’s total revenues, including sales and royalties, are dependent on U.S.-based customers selling to end-users outside the U.S. Our total revenues, including sales and royalties to foreign countries are denominated in and payable to us in U.S. dollars, and therefore, we have not yet to date been subject to material foreign currency exchange rate fluctuation risk. However, there is a risk related to the changes in foreign currency exchange rates as it relates to royalties paid to us in U.S. dollars for which royalties are received on end-user sales within foreign countries. In addition, we have a cost-method investment, and made additional investments structured as convertible debt, in Orteq, a United Kingdom-based company. We are not currently taking any affirmative steps to hedge the risk of fluctuations in foreign currency exchange rates. We do not expect our financial position, results of operations or cash flows to be materially impacted due to a sudden change in foreign currency exchange rates fluctuations relative to the U.S. Dollar.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes In Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

On March 16, 2012, we entered into a Settlement Agreement with St. Jude Medical, which resolves all disputes between the two companies relating to the Angio-Seal device licenses as well as related claims. See Note 4 and its subsection “St. Jude Medical Inc.” to the Condensed Consolidated Financial Statements included in this Form 10-Q, which is hereby incorporated by reference in this Item, for additional information regarding the proceedings and Settlement Agreement with respect to royalty payments and other matters relating to the Angio-Seal device. See Note 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q, which is hereby incorporated by reference in this Item, for additional information regarding product liability claims.

Item 1A. Risk Factors.

The Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 includes a detailed discussion of our risk factors. There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, except that the first risk factor below is hereby added, and the second risk factor below is hereby amended to read in its entirety as follows.

The transactions contemplated by the Agreement and Plan of Merger entered into with Koninklijke DSM N.V. (DSM) and Biomedical Acquisition Corporation, an indirect wholly-owned subsidiary of DSM (Merger Sub), may be delayed or may not be consummated.

On May 2, 2012, we entered into an Agreement and Plan of Merger (the Merger Agreement) with DSM and Merger Sub, pursuant to which, among other things, DSM will commence a tender offer for all the issued and outstanding shares of our common stock and, following the completion of the tender offer, DSM will acquire the remaining outstanding shares of our common stock through a second step merger, all upon, and subject to, the terms and conditions of the Merger Agreement. There are a number of risks and uncertainties relating to DSM’s proposed acquisition of us, including the following:

•	uncertainties as to the timing of the tender offer and merger;

•

the possibility that the tender offer will fail to meet the condition that at least a majority of the outstanding shares of our common stock on a fully diluted basis are tendered or that various other conditions to the completion of the tender offer and the merger set forth in the Merger Agreement may not be satisfied or waived;

•	the risk that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction;

•	the risk that DSM will not perform its obligations under the Merger Agreement; and

•	the possibility that the transaction may otherwise be delayed or may not be completed at all.

Any delay in completing, or the failure to complete, the proposed transaction could have a negative impact on our business, the market price of our common stock, and our relationships with customers and employees. During the pendency of the transaction, we also run the risk of loss of key employees, disruption in normal business relationships, and substantial distraction of management attention. We also have incurred, and will incur, significant expenses associated with the transaction with DSM, including fees of professional advisors, and could also be involved in litigation relating to the transaction, which could be costly and disruptive to our business.

We derive a substantial portion of our revenues from the Angio-Seal device, which is manufactured, marketed and distributed by St. Jude Medical. Any adverse change in St. Jude Medical’s sales of the Angio-Seal device or in our relationship with St. Jude Medical could have a material adverse impact on our business.

Historically, one of our significant sources of revenue has been royalty income from St. Jude Medical related to the Angio-Seal device. Pursuant to the terms of the Settlement Agreement (the Settlement Agreement) that we entered into with St. Jude Medical on March 16, 2012, we are entitled to receive fixed royalty revenue in an amount equal to $39.0 million from St. Jude Medical, payable in 12 equal quarterly payments beginning March 31, 2012 through December 2014, in lieu of all future royalties for the Angio-Seal and all other related claims we had against St. Jude Medical. Accordingly, going forward, we will not receive any royalty income from St. Jude Medical’s sales of the Angio-Seal device other than the fixed payments they are required to make to us under the Settlement Agreement through December 2014; after the end of calendar 2014, we will not be entitled to any Angio-Seal royalty payments.

In addition to royalty income recognized under the Settlement Agreement, we are also dependent on revenue from our sales of components of the Angio-Seal device to St. Jude Medical. In connection with our entering into the Settlement Agreement, we also entered into a new collagen supply agreement (the 2012 Collagen Supply Agreement) with St. Jude Medical, which runs through December 2017. Although we are the exclusive third party supplier of collagen plugs for the Angio-Seal device under the 2012 Collagen Supply Agreement, St. Jude Medical is not prohibited from producing the collagen plugs itself. Our collagen plug sales to St. Jude Medical in excess of the contractual minimums provided for in the 2012 Collagen Supply Agreement will depend on the extent to which St. Jude Medical is able to, and does in fact, rely on its internal manufacturing to fulfill requirements for collagen plugs for the Angio-Seal device. That may depend, at least in part, on their satisfaction with our product output and quality, and more generally on our ability to maintain a strong business relationship with St. Jude Medical.

Additionally, we are dependent on the time, effort and attention that St. Jude Medical devotes to the Angio-Seal device, and on their success in manufacturing, marketing and selling the device worldwide, as sales levels directly relate to their need for collagen plugs. We do not have any control over the pricing and marketing strategy for the Angio-Seal product line. In addition, we depend on St. Jude Medical to successfully maintain levels of manufacturing sufficient to meet anticipated demand, abide by applicable manufacturing regulations and seek reimbursement approvals. St. Jude Medical may not adequately perform its manufacturing, marketing and selling duties, and any such failure by St. Jude Medical may negatively impact Angio-Seal unit sales and, therefore, adversely impact any future collagen orders in excess of the contractual minimums.

Item 6. Exhibits.

Exhibit	Description	Incorporation By Reference To

2.1	Agreement and Plan of Merger, dated as of May 2, 2012, among Koninklijke DSM N.V., Biomedical Acquisition Corporation and Kensey Nash Corporation. The schedules and exhibits (other than exhibits A and B) to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K but will be provided supplementally to the SEC upon request.	Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 3, 2012.

4.1	Amendment, dated as of May 2, 2012, to the Rights Agreement, dated as of June 18, 2009, between Kensey Nash Corporation and Computershare Trust Company, N.A.	Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 3, 2012.

10.1	Settlement Agreement between Kensey Nash Corporation and St. Jude Medical, Inc., dated as of March 16, 2012. *	Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 19, 2012. *Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934 and Rule 406 under Securities Act of 1933.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from Kensey Nash Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENSEY NASH CORPORATION

Date: May 10, 2012	By:	/s/ Michael Celano

Michael Celano Chief Financial Officer